Form 10-K
period 2001-12-31
FNB BANCORP/CA/
filed 2002-03-29
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

                          Commission File No. 000-49693

                                   FNB BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                           92-2115369
-------------------------------                         ------------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)

975 El Camino Real, South San Francisco, California                     94080
---------------------------------------------------                   ----------
      (Address of principal executive offices)                        (Zip code)

                                 (650) 588-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities to be registered pursuant to
                         Section 12(b) of the Act:  None
                                                    ----------------------------


           Securities to be registered pursuant to
                         Section 12(g) of the Act:
                                                    ----------------------------

                                   Title of Class:  Common Stock, no par value
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 25, 2002: $69,565,470

       Number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2002

            No par value Common Stock - 2,318,849 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   The following documents are incorporated by reference into this Form 10-K:
   Part III, Items 10 through 13 from Registrant's definitive proxy statement for the 2002 annual meeting of shareholders.

                 The Index to the Exhibits is located at Page 63

                                     PART I


ITEM 1.  BUSINESS
-------  --------

         Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are certain written and oral statements made or incorporated by reference from time to time by FNB Bancorp or its representatives in this document or other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "seek," and "intend," and words of similar import are intended to identify forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing problems; (8) the California power crisis; and (9) the U.S. "war on terrorism." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of FNB Bancorp and its subsidiary, First National Bank of Northern California.

         All forward-looking statements of FNB Bancorp are qualified by and should be read in conjunction with such risk disclosure. FNB Bancorp undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


General
-------

         FNB Bancorp (sometimes referred to herein as the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 975 El Camino Real, South San Francisco, California 94080, and its telephone number is (650) 588-6800.

         The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California, a national banking association ("First National Bank" or the "Bank"). The Company has no other subsidiary. The Company was formed at the direction of the Board of Directors of the Bank in order to reorganize the Bank into a holding company structure, with the approval of the Office of the Comptroller of the Currency, pursuant to 12 U.S.C. 215a-2 and 12 CFR 7.2000. The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the "Plan of Reorganization") for this purpose, and the shareholders of the Bank approved the Plan of Reorganization at a Special Meeting of the Shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters' rights of appraisal have been properly exercised) was converted into one share of the common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company common stock. As a subsidiary of the Company, the Bank continues its business and operations as a national banking association, with the same Board of Directors, officers and employees as existed prior to the reorganization. Prior to consummation of the Plan of Reorganization, FNB Bancorp had no significant assets or liabilities and its activities were limited to the process of becoming a holding company for First National Bank. Consequently, upon consummation of the Plan of Reorganization, the consolidated financial statements of FNB Bancorp and First National Bank did not differ in any significant respect from the historical financial statements of First National Bank. The reorganization was accounted for in a manner similar to a pooling of interests, using the historical costs of First National Bank. Accordingly, the historical financial position and results of operations of First National Bank became those of FNB Bancorp. Prior to the reorganization, the common stock of the Bank was quoted on the OTC Bulletin Board under the symbol "FNBD.OB." Commencing on March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the symbol "FNBG.OB".

         The Bank was organized in 1963 as "First National Bank of Daly City." In 1995, the shareholders approved a change in the name to "First National Bank of Northern California." The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates twelve full service banking offices within its primary service area of San Mateo County, in the cities of Colma, Daly City, South San Francisco, Milbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City and Pescadero. The Bank also serves the City and County of San Francisco through its Flower Mart Branch in San Francisco. The Bank's primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

         The Bank is chartered under the laws of the United States and is governed by the National Bank Act, and is a member of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to the applicable legal limits. The Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. The regulations of the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency govern many aspects of the Bank's business and activities, including investments, loans, borrowings, branching, mergers and acquisitions, reporting and numerous other areas. The Bank is also subject to applicable provisions of California law to the extent those provisions are not in conflict with or preempted by federal banking law. See "Supervision and Regulation" below.

         First National Bank offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. First National Bank provides a full line of business financial products with specialized services such as courier, appointment banking, and business internet banking. First National Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with access through the internet. First National Bank also makes available commercial, standby letters of credit, construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and installment loans as well as overdraft protection lines of credit. In addition, First National Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

         Most of First National Bank's deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2001, First National Bank had a total of 24,645 accounts. On occasion, First National Bank has obtained deposits through deposit brokers for which First National Bank pays a broker fee. As of December 31, 2001, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank's deposits.

         At December 31, 2001, First National Bank had total assets of $397,000,000, total net loans of $288,000,000, deposits of $344,000,000 and shareholders' equity of $47,000,000. First National Bank competes with approximately 28 other banking or savings institutions in its service areas. First National Bank's market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.7% (based upon the most recent information made available by the Federal Deposit Insurance Corporation through June 30, 2000). See "Competitive Data" below.


Employees

         At December 31, 2001, First National Bank employed 189 persons on a full-time basis. First National Bank believes its employee relations are good. First National Bank is not a party to any collective bargaining agreement.

                           SUPERVISION AND REGULATION


General

         FNB Bancorp. The common stock of FNB Bancorp is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. FNB Bancorp has registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, and is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

         FNB Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the "Board of Governors"). FNB Bancorp is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, FNB Bancorp would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits FNB Bancorp from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

         FNB Bancorp, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of First National Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by First National Bank to affiliates, and (b) on investments by First National Bank in affiliates' stock as collateral for loans to any borrower. FNB Bancorp and First National Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         In addition, regulations of the Board of Governors under the Federal Reserve Act require that reserves be maintained by First National Bank in conjunction with any liability of FNB Bancorp under any obligation (promissory note, acknowledgment of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to First National Bank for use in its banking business, or to maintain the availability of such funds.

         First National Bank As a national banking association licensed under the national banking laws of the United States, First National Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to the supervision of the Federal Deposit Insurance Corporation, The Board of Governors, and the Office of the Comptroller of the Currency. The supervision and regulation includes comprehensive reviews of all major aspects of First National Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. First National Bank is required to file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. First National Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the applicable legal limits.


Capital Standards

         The Board of Governors, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, First National Bank is required to maintain (and FNB Bancorp and First National Bank will be required to maintain) capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

         Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of those loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of those loans.

         Under the risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

         A leverage capital standard was adopted as a supplement to the risk-weighted capital guidelines. Under the leverage capital standard, an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the Federal Deposit Insurance Corporation have also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

         At December 31, 2001, First National Bank was in compliance with the risk-weighted capital and leverage ratios. Upon consummation of the Plan of Reorganization, FNB Bancorp and First National Bank were, and remain, in compliance with the risk-weighted capital and leverage ratios. See "Capital" under Item 7 below.


Prompt Corrective Action

         The Board of Governors, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

         The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions, which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

         Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without prior regulatory approval and regulators must prohibit a critically undercapitalized institution from taking certain other actions without prior approval, including
(1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.


Additional Regulations

         Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured bank from engaging as a principal in any activity that is impermissible for a national bank, absent Federal Deposit Insurance Corporation determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that such bank is, and will continue to be, within applicable capital standards.

         The Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The revised rating system is identified as the "CAMELS" system.

         The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution's capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

         Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. First National Bank has a current rating of "Satisfactory" for CRA compliance.


Limitations on Dividends

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from First National Bank. First National Bank's ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency. Prior to the reorganization, First National Bank has paid cash dividends in each of the last 60 consecutive quarters. Also, First National Bank has paid a stock dividend annually for the last 34 years (including the 5% stock dividend paid on December 14, 2001).

         FNB Bancorp. FNB Bancorp has not paid dividends and any future dividends will be determined after consideration of FNB Bancorp's earnings, financial condition, future capital funds, regulatory requirements and other factors as the board of directors may deem relevant. It is the intention of FNB Bancorp to pay cash dividends, subject to legal restrictions on the payment of cash dividends and depending upon the level of earnings, management's assessment of future capital needs and other factors to be considered by the FNB Bancorp board of directors.

         Holders of FNB Bancorp common stock will be entitled to receive dividends following the reorganization as and when declared by the board of directors of FNB Bancorp out of funds legally available therefor under the laws of the State of California. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The California General Corporation Law further provides that, in the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for those fiscal years, then the corporation's current assets must equal at least 125% of its current liabilities.

         The Board of Governors of the Federal Reserve System generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

         First National Bank First National Bank's shareholder is entitled to receive dividends when and as declared by its board of directors, out of funds legally available therefor, subject to the restrictions set forth in the National Bank Act.

         The payment of cash dividends by First National Bank may be subject to the approval of the Office of the Comptroller of the Currency, as well as restrictions established by federal banking law and the Federal Deposit Insurance Corporation. Approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by First National Bank's board of directors in any calendar year will exceed First National Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. Additionally, the Federal Deposit Insurance Corporation and/or the Office of the Comptroller of the Currency, might, under some circumstances, place restrictions on the ability of a bank to pay dividends based upon peer group averages and the performance and maturity of that bank.


                                   COMPETITION

Competitive Data

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank's legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2001, First National Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $7,510,000 on an unsecured basis and $12,516,000 on a fully secured basis, based on regulatory capital of $50,006,000.

         First National Bank's business is concentrated in its service area, which primarily encompasses San Mateo and San Francisco Counties. The economy of First National Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the December 2000 Deposit and Market Share Report prepared by California Banksite Corporation, there were 156 commercial and savings banking offices in San Mateo County with a total of $14,904,430,000 in deposits at December 31, 2000. First National Bank had a total of 12 offices with total deposits of $329,600,000 at the same date, or 2% of the San Mateo County totals. At December 31, 1999, there were 155 commercial and savings banking offices in San Mateo County with total deposits of $12,092,940,000, while First National Bank had $276,220,000, or 2% of the San Mateo County totals.

         In 1996, pursuant to Congressional mandate, the Federal Deposit Insurance Corporation reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, First National Bank's current capital ratios and levels of deposits, First National Bank anticipates no change in the assessment rate applicable to it during 2002 from that in 2001.

General Competitive Factors

         In order to compete with the major financial institutions in their primary service areas, community banks such as First National Bank use to the fullest extent possible the flexibility, which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. They also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not offered by either bank to obtain such services from correspondent banks.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank's portfolio comprise the major portion of a bank's earnings.

         Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

         The interest rate differentials of a bank, and therefore their earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on First National Bank are not predictable.


Legislative and Regulatory Impact

         Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank, which has been in existence for at least five years.

         The federal financial institution agencies, especially the Office of the Comptroller of the Currency and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The Office of the Comptroller of the Currency has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the Office of the Comptroller of the Currency to engage in an activity through a subsidiary in which First National Bank itself may not engage.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which is potentially the most significant banking legislation in many years. The Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repeals Section 20 of

Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the Act.

         Prior to the Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now, among other matters, insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

         In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

         One further effect of the Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

         Neither FNB Bancorp or First National Bank have determined whether or when they may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become clear.


The Patriot Act

         On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

         Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

         Effective July 23, 2002, Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

         The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.


Future Legislation and Regulations

         Certain legislative and regulatory proposals that could affect FNB Bancorp, First National Bank, and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject FNB Bancorp and First National Bank to increased regulation, disclosure and reporting requirements, competition, and costs of doing business.

         In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on FNB Bancorp and First National Bank

ITEM 2.  PROPERTIES
-------  ----------

         FNB Bancorp does not own any real property. FNB Bancorp has conducted its operations since consummation of the Plan of Reorganization at the administrative offices of First National Bank, located at 975 El Camino Real, South San Francisco, California 94080.

         First National Bank owns the land and building at 975 El Camino Real, South San Francisco, California 94080. The premises consist of a modern, three-story building of approximately 20,000 square feet and off-street parking for employees and customers of approximately 45 vehicles. The Buri Buri Branch Office of First National Bank is located on the ground floor of this three-story building and administrative offices, including the offices of senior management, occupy the second and third floors.

         First National Bank owns the land and two-story building occupied by the Daly City Branch Office (6600 Mission Street, Daly City, CA 94014); the land and two-story building occupied by the Colma Branch Office (1300 El Camino Real, Colma, CA 94014); the land and two-story building occupied by the South San Francisco Branch Office (211 Airport Boulevard, South San Francisco, CA 94080); the land and two-story building occupied by the Redwood City Branch Office (700 El Camino Real, Redwood City, CA 94063); the land and two-story building occupied by the Millbrae Branch Office (1551 El Camino Real, Millbrae, CA 94030); the land and single-story building occupied by the Half Moon Bay Branch Office (756 Main Street, Half Moon Bay, CA 94019); and the land and two-story building occupied by the Pescadero Branch Office (239 Stage Road, Pescadero, CA 94060). All properties include adequate vehicle parking for customers and employees.

         All of the foregoing properties are owned by First National Bank, free and clear of any mortgage lien or similar encumbrance, with the exception of 1300 El Camino Real, Colma, California, on which there is recorded a deed of trust securing a note with a principal balance of approximately $153,000 as of December 31, 2001.

         First National Bank leases premises at 1450 Linda Mar Shopping Center, Pacifica, California 94044, for its Linda Mar Branch Office. This ground floor space of approximately 4,100 square feet is leased from Fifty Associates and Demartini/Linda Mar, LLC. The lease term is 10 years and expires on September 1, 2009.

         First National Bank leases premises at 210 Eureka Square, Pacifica, California 94044, for its Eureka Square Branch Office. This ground floor space of approximately 3,000 square feet is leased from Joseph A. Sorci and Eldiva Sorci. The lease term is for 5 years, commencing January 1, 1995, with two 5-year options to extend the lease term, the first of which has been exercised and expires on December 31, 2004.

         First National Bank leases premises at 640 Brannan Street, Suite 102, San Francisco, California 94107, for its Flower Mart Branch Office. This ground floor space of approximately 300 square feet is leased from California Flower Market, Inc. The lease term is for 5 years, commencing September 1, 1996, with two 5-year options to extend the lease term, the first of which has been exercised and expires on September 1, 2006.

         First National Bank leases premises at 491 El Camino Real, Suite B, San Mateo, California 94402, for its San Mateo Branch Office. Suite B is ground floor space of approximately 3,349 square feet, and is subleased from Union Bank of California N.A. under its master lease with Nikko Capital Corp. for the entire building (Suites A and B) at that address, consisting of approximately 5,753 total square feet. The sublease is for 7 years and expires on January 31, 2004.

         First National Bank leases approximately 2,242 square feet of office space in an office building located at 520 South El Camino Real, San Mateo, California. The Business Banking Division of First National Bank occupies Suite 430 at that address. The landlord is Westlake Development Company, Inc. The lease is for 3 years, expiring June 15, 2003.

         The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the full text of the lease agreements listed as exhibits to this report.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         There are no material legal proceedings adverse to the Company or First National Bank to which any director, officer, affiliate of the Company, or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company are a party, and none of the foregoing persons has a material interest adverse to the Company or First National Bank.

         From time to time, the Company and/or First National Bank is a party to claims and legal proceedings arising in the ordinary course of business. The Company's management is not aware of any material pending legal proceedings to which either it or First National Bank may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company and First National Bank, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         The Company was incorporated under the laws of the State of California on February 28, 2001, at the direction of the Board of Directors of First National Bank, for the purpose of becoming the holding company of the Bank. Prior to consummation of the Plan of Reorganization, there were 100 shares of FNB Bancorp common stock issued and outstanding, all of which were paid for, and held by, Michael R. Wyman, Chairman of the Board of Directors of First National Bank. As the sole shareholder of FNB Bancorp, Mr. Wyman approved the Agreement and Plan of Reorganization dated November 1, 2001, between the Company and the Bank. To date, there have been no other meetings of the shareholders of FNB Bancorp. On February 27, 2002, at a Special Meeting of Shareholders of the Bank, the shareholders of First National Bank approved the Agreement and Plan of Reorganization. A total of 1,734,916 shares were voted "For" the Plan of Reorganization; 24,007 shares were voted "Against" the Plan of Reorganization; and 10,842 shares abstained from voting. Approval of the Plan of Reorganization required the affirmative vote of at least two-thirds (2/3) of all shares of Bank common stock outstanding on the record date, January 15, 2002. Effective as of March 15, 2002, each share of Bank common stock was exchanged for one share of FNB Bancorp common stock (subject to any dissenting shareholder rights, yet to be asserted). Upon consummation of the Plan of Reorganization, FNB Bancorp repurchased the 100 shares of Company common stock held by Michael R. Wyman at the same price paid by Mr. Wyman for those shares. The 2002 annual meeting (the first annual meeting) of the shareholders of FNB Bancorp is currently scheduled to be held on May 15, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------------------

         There has been limited trading in the shares of common stock of First National Bank. The Bank's common stock was not listed on any exchange, but was quoted on the OTC Bulletin Board under the symbol "FNBD.OB." Management of First National Bank of Northern California is aware of the following securities dealers that have executed transactions in the common stock: Sutro & Co.; Wedbush Morgan Securities; and Hoefer & Arnett, Inc.

         The Plan of Reorganization between FNB Bancorp and the Bank was consummated on March 15, 2002. At the close of business on March 15, 2002, all shares of the common stock of the Bank became owned by FNB Bancorp and ceased to be quoted on the OTC Bulletin Board. Commencing at the opening of business on March 18, 2002, and to the present, the common stock of FNB Bancorp has been quoted on the OTC Bulletin Board under the trading symbol, "FNBG.OB." On March 18, 2002, FNB Bancorp had approximately 465 holders of common stock of record.

         The following table summarizes sales of the common stock of First National Bank during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect stock dividends effected on December 15, 2000, and on December 14, 2001. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                      Bid Price of First National Bank
                              Common Stock (1)           Cash
                                                       Dividends
                             High         Low        Declared (2)
             2000          --------     --------     ------------
        --------------
        First Quarter      $26.1875     $22.1406         0.12
        Second Quarter      25.2344      22.8594         0.12
        Third Quarter       26.1875      23.8125         0.12
        Fourth Quarter      26.7500      25.7188         0.12
                                                         0.75         Spec.
             2001                                                      Div.
        --------------
        First Quarter      $26.7500     $25.5000         0.12
        Second Quarter      26.6250      25.0000         0.12
        Third Quarter       26.5000      25.0000         0.12
        Fourth Quarter      26.1000      25.0000         0.12
                                                         0.52         Spec.
                                                                       Div.
         -------------------------
         (1) As estimated by First National Bank of Northern California, based upon trades of which First National Bank of Northern California was aware.

         (2) See Item 1, "Limitations on Dividends, " for a discussion of the limitations applicable to the payment of dividends by First National Bank and FNB Bancorp.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The following table presents a summary of selected financial information that should be read in conjunction with the Company's financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Dollars in thousands, except per                          AT AND FOR YEAR ENDED DECEMBER 31,
share amounts and ratios                  ------------------------------------------------------------------
                                             2001        2000 (1)        1999          1998          1997
                                          ----------    ----------    ----------    ----------    ----------
                                                      (as adjusted)
STATEMENT OF INCOME DATA
Total interest income                     $   30,844    $   30,862    $   27,586    $   24,739    $   21,171
Total interest expense                         7,935         8,192         6,998         6,877         6,000
                                          ----------    ----------    ----------    ----------    ----------
Net interest income                           22,909        22,670        20,588        17,862        15,171
Provision for loan losses                        300           425           750           750           340
                                          ----------    ----------    ----------    ----------    ----------
Net interest income after provision for
  loan losses                                 22,609        22,245        19,838        17,112        14,831
Total non interest income                      3,007         3,781         2,785         2,654         2,452
Total non interest expenses                   17,911        15,977        14,519        14,215        12,496
                                          ----------    ----------    ----------    ----------    ----------
Earnings before taxes                          7,705        10,049         8,104         5,551         4,787
Income tax expense                             2,468         2,921         2,887         1,508         1,771
                                          ----------    ----------    ----------    ----------    ----------
Net earnings                              $    5,237    $    7,128    $    5,217    $    4,043    $    3,016
                                          ==========    ==========    ==========    ==========    ==========

PER SHARE DATA
Net earnings per share:
  Basic                                   $     2.37    $     3.07    $     2.25    $     1.74    $     1.50
  Diluted                                 $     2.36    $     3.07    $     2.25    $     1.74    $     1.50
Cash dividends per share                  $     1.00    $     1.23    $     1.00    $     0.36    $     0.15
Weighted average shares outstanding:
  Basic                                    2,214,092     2,319,077     2,319,068     2,319,068     2,004,219
  Diluted                                  2,219,606     2,320,770     2,319,068     2,319,068     2,004,219
Shares outstanding at period end           2,318,849     2,208,658     2,103,694     2,003,759     1,908,541
Book value per share                      $    20.06    $    19.52    $    17.83    $    17.85    $    16.82

BALANCE SHEET DATA
Investment securities                         65,311        87,241        70,658        78,865        67,021
Net loans                                    288,067       229,669       237,062       203,884       180,798
Allowance for loan losses                      3,543         3,332         2,920         2,224         1,666
Total assets                                 397,388       379,102       348,054       321,031       290,733
Total deposits                               344,079       330,457       305,361       280,589       256,490
Shareholders' equity                          46,523        43,128        37,507        35,761        32,098

SELECTED PERFORMANCE DATA
Return on average assets                        1.30%         1.97%         1.53%         1.33%         1.13%
Return on average equity                       11.43%        17.42%        13.96%        11.31%         9.84%
Net interest margin                             6.34%         6.97%         6.73%         6.61%         6.73%
Average loans as a percentage of
  average deposits                             77.67%        75.42%        75.02%        74.47%        69.87%
Average total stockholders' equity as
  a percentage of average total assets         11.41%        11.31%        10.96%        11.72%        11.53%
Dividend payout ratio                          43.38%        37.50%        38.55%        17.15%         9.32%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans           0.03%         0.01%         0.02%         0.10%         0.02%
Allowance for loan losses/Total Loans           1.21%         1.43%         1.22%         1.08%         0.91%
CAPITAL RATIOS
Tier 1 risk-based                              12.98%        14.54%        13.18%        17.02%        15.13%
Total risk-based                               13.98%        15.67%        14.18%        18.10%        15.92%
Leverage                                       11.41%        11.28%        11.00%        10.88%        11.21%

--------------------
(1) The net earnings for the year ended December 31, 2000, have been adjusted to record an income tax refund receivable of $341,770.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS OF FIRST NATIONAL BANK OF NORTHERN CALIFORNIA
         -----------------------------------------------------------

         Note: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to matters described in this section are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.


Critical Accounting Policies And Estimates

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles general accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of its consolidated financial statements.


Allowance for Credit Losses. The allowance for credit losses is periodically evaluated for adequacy by management. Factors considered include the Company's loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower's ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers' ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.


Earnings Analysis

         Net earnings in 2001 were $5,237,000, a 26.5% decrease from 2000 earnings of $7,128,000. Earnings for the year 2000 increased $1,911,000 or 36.6% over earnings of $5,217,000 in 1999. A tax refund related primarily to the recapture of certain tax credits earned in prior years, but received in 2001, was reclassified to 2000 as a tax receivable. The year 2000 also included a non-recurring pre-tax gain on sale of bank premises of $701,000. Excluding these two non-recurring items, and related tax effect, the Bank's earnings for the year ended December 31, 2000 were $6,289,000. In this case, 2001 net earnings declined 16.7% from 2000, which was caused by a reduction in interest rate spreads, in which interest earned on average loans dropped by 125 basis points, while interest on all interest-bearing liabilities dropped by only 50 basis points.

         Basic earnings per share were $2.37 in 2001; $3.07 ($2.71 excluding non-recurring) in 2000, and $2.25 in 1999. Diluted earnings per share were $2.36 in 2001; $3.07 ($2.71 excluding non-recurring) in 2000; and $2.25 in 1999.

         Operating results in 2001 reflected net interest income of $22,909,000, an increase of $239,000 or 1.1% over 2000. Interest income was $30,844,000 in 2001, down $18,000 from 2000. Average interest earning assets in 2001 were $361,617,000, an increase of $36,378,000 or 11.2% over 2000, but their yield declined 1.0% for the same period. The principal earning assets were loans, which grew by $33,282,000 or 14.0% in 2001 versus 2000, but the yield declined 125 basis points, primarily due to a succession of prime rate cuts caused by the Federal Reserve. Net interest income for 2000 was $22,670,000, up $2,082,000 or 10.1% over 1999. Interest income in 2000 was $30,862,000, an increase of $3,276,000 or 11.9% over 1999. Average interest earning assets were $325,239,000 in 2000, an increase of $19,330,000 or 6.3% over 1999. Average loans were $238,167,000 in 2000, an increase of $13,712,000 or 6.1% over 1999. Their yield was 10.8% in 2000, 35 basis points higher than in 1999.

         Interest expense for 2001 was $7,935,000, a slight decline of $257,000 or 3.1% compared to 2000, as rates on average interest-bearing liabilities dropped on a lagged basis behind the prime rate on loans. Interest-bearing liabilities averaged $262,019,000 in 2001, $30,071,000 or 13.0% higher than 2000. However, the cost of average interest-bearing liabilities declined by 50 basis points in 2001 compared to 2000. The principal interest-bearing liabilities are time deposits. Average time deposits increased to $105,224,000 in 2001, a change of $3,010,000 or 2.9% above 2000, but with a drop of 44 basis points.

         Interest expense for 2000 was $8,192,000, an increase of $1,193,000 or 17.1% over 1999. Interest-bearing liabilities averaged $231,948,000 in 2000, an increase of $9,648,000 or 4.3% over 1999. The cost of interest-bearing liabilities was 38 basis points higher in 2000 than in 1999. Although average time deposits declined from $106,279,000 in 1999 to $102,214,000 in 2000, their cost increased by 61 basis points from 1999 to 2000.

         The provision for loan losses was $300,000 in 2001, a decrease of $125,000 or 29.4% from 2000. The provision for 2000 was $425,000, a decrease of $325,000 or 43.3% from 1999. At the end of 2001, the allowance for loan losses was 1.21% of loans outstanding, compared to 1.43% in 2000 and 1.22% in 1999.


Net Interest Income

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.


TABLE 1                                                         Net Interest Income and Average Balances
                                      ---------------------------------------------------------------------------------------------
                                                                              (In thousands)
                                                                          Year ended December 31
                                                   2001                            2000                            1999
                                      -----------------------------   -----------------------------   -----------------------------
                                                 Interest   Average              Interest   Average              Interest   Average
                                      Average     Income     Yield    Average     Income     Yield    Average     Income     Yield
                                      Balance    (Expense)  (Cost)    Balance    (Expense)  (Cost)    Balance    (Expense)  (Cost)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
INTEREST EARNING ASSETS
Loans, gross                          $271,449   $ 26,024     9.59%   $238,167   $ 25,811    10.84%   $224,455   $ 23,542    10.49%
Taxable Securities                      45,650      2,630     5.76%     44,584      2,860     6.41%     37,231      2,047     5.50%
Nontaxable Securities                   31,129      1,579     5.07%     32,120      1,524     4.74%     34,445      1,517     4.40%
Federal funds sold                      13,389        611     4.56      10,368        667     6.43       9,778        480     4.91
                                      --------   --------             --------   --------             --------   --------
   Total interest earning assets      $361,617   $ 30,844     8.53    $325,239   $ 30,862     9.49    $305,909   $ 27,586     9.02
                                      --------   --------             --------   --------             --------   --------

NONINTEREST EARNING ASSETS:
Cash and due from banks               $ 22,654                        $ 20,782                        $ 19,176
Premises and equipment                  11,728                          10,730                          11,380
Other assets                             5,413                           5,092                           4,472
                                      --------                        --------                        --------
   Total noninterest earning assets   $ 39,795                        $ 36,604                        $ 35,028
                                      --------                        --------                        --------
TOTAL ASSETS                          $401,412                        $361,843                        $340,937
                                      ========                        ========                        ========

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing              $ 54,539  ($   653)    (1.20)   $ 42,157  ($   527)   (1.25)    $ 36,703  ($   364)   (0.99)
Money market                            55,670    (1,490)    (2.68)     43,599    (1,438)   (3.30)      22,933      (869)   (3.79)
Savings                                 46,312      (727)    (1.57)     43,689      (851)   (1.95)      55,856      (813)   (1.46)
Time deposits                          105,224    (5,054)    (4.80)    102,214    (5,353)   (5.24)     106,279    (4,925)   (4.63)
Fed funds purchased and other
   borrowings                              274       (11)    (4.01)        289       (23)   (7.96)         529       (27)   (5.10)
      Total interest bearing
         liabilities                  $262,019  ($ 7,935)    (3.03)   $231,948  ($ 8,192)   (3.53)    $222,300  ($ 6,998)   (3.15)


NONINTEREST BEARING LIABILITIES:
Demand deposits                         87,726                          84,127                          77,415
Other liabilities                        5,859                           4,848                           3,857
                                      --------                        --------                        --------
Total noninterest bearing

       liabilities                    $ 93,585                        $ 88,975                        $ 81,272
                                      --------                        --------                        --------
   Total liabilities                  $355,604                        $320,923                        $303,572
Stockholders' equity                  $ 45,808                        $ 40,920                        $ 37,365

TOTAL LIABILITIES AND

                                      --------                        --------                        --------
   STOCKHOLDERS' EQUITY               $401,412                        $361,843                        $340,937
                                      ========                        ========                        ========

                                                 --------                        --------                        --------
NET INTEREST INCOME AND
MARGIN ON TOTAL EARNING
ASSETS                                           $ 22,909     6.34%              $ 22,670    6.97%               $ 20,588    6.73%
                                                 ========                        ========                        ========

Interest income is reflected on an actual basis, not on a fully taxable equivalent basis.

Yield on gross loans was not adjusted for nonaccrual loans, as these were considered not material for this calculation.

         The following table analyzes the dollar amount of change in interest income and expense and the changes in dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), (b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.


TABLE 2                                              Rate/Volume Variance Analysis
                                    --------------------------------------------------------------
                                                            (in thousands)

                                                        Year Ended December 31
                                        2001 Compared To 2000            2000 Compared To 1999
                                    -----------------------------    -----------------------------
                                         Increase (decrease)              Increase (decrease)
                                    Interest                         Interest
                                    Income/         Variance         Income/         Variance
                                    Expense      Attributable To     Expense      Attributable To
                                    Variance     Rate      Volume    Variance     Rate      Volume
                                    -------    -------    -------    -------    -------    -------
INTEREST EARNING ASSETS:

Loans                               $   213    ($2,438)   $ 2,677    $ 2,269    $   783    $ 1,486

Investments                            (175)      (179)         4        820        533        287

Federal Funds sold                      (56)      (194)       138        187        149         38
                                    -------    -------    -------    -------    -------    -------
    Total                           ($   18)   ($3,351)   $ 3,333    $ 3,276    $ 1,465    $ 1,811
                                    =======    =======    =======    =======    =======    =======

INTEREST BEARING LIABILITIES:

Demand deposits                     $   126    ($   22)   $   148    $   163    $    95    $    68

Money market                             52       (271)       323        569       (113)       682

Savings deposits                       (124)      (165)        41         38        275       (237)

Time deposits                          (299)      (444)       145        428        641       (213)

Federal funds purchased and other       (12)       (11)        (1)        (4)        15        (19)
borrowings
                                    -------    -------    -------    -------    -------    -------
    Total                           ($  257)   ($  913)   $   656    $ 1,194    $   913    $   281

                                    -------    -------    -------    -------    -------    -------
NET INTEREST INCOME                 $   239    ($2,438)   $ 2,677    $ 2,082    $   552    $ 1,530
                                    =======    =======    =======    =======    =======    =======


         In 2001, net interest income represented 88.40% of net revenue (net interest income plus non-interest income), compared to 85.71% in 2000 and 88.08% in 1999. The net yield on average earning assets was 6.34% in 2001 compared to 6.97% in 2000 and 6.73% in 1999. The average rate earned on interest earning assets was 8.53% in 2001, down from 9.49% in 2000 and 9.02% in 1999. The average cost for interest-bearing liabilities was 3.03% in 2001, compared to 3.53% in 2000 and 3.15% in 1999.

         The decrease in net interest income in 2001 was due to a combination of a 96 basis point decline in the rate on interest earning assets that was greater than the 50 basis point decline in the rate on interest-bearing liabilities due to a succession of prime rate cuts caused by the Federal Reserve Board. In 2000 compared to 1999, the opposite was the case, as the rate on interest earning assets increased by 47 basis points, and the rate on interest-bearing liabilities increased by 38 basis points. Generally speaking, rates increased from 1999 to 2000, but declined from 2000 to 2001, with the exception of money market costs, which declined consistently, as follows. For 1999, 2000 and 2001, rates were as follows: loans were at 10.49%, increased to 10.84%, and ended at 9.59%; investment securities started at 4.97%, increased to 5.72%, ended at 5.48%; federal funds sold, 4.91%, 6.43%, 4.56%. On the expense side, interest-bearing demand deposits cost .99% in 1999, 1.25% in 2000, 1.20% in 2001; money market dropped steadily from 3.79% to 3.30% then to 2.68%; savings started at 1.46%, then 1.95% and finally at 1.57%; time deposits in 1999 cost 4.63%, 5.24% in 2000 and 4.80% in 2001. Finally, fed funds purchased and other borrowings increased sharply from 5.10% in 1999 to 7.96% in 2000, but dropped back to 4.01% in 2001. If the large number of interest rate cuts seen in 2001 stops in 2002 and the economy improves, rates may eventually rise, which would contribute to an improved net interest income, as interest rates on loans tied to prime tend to rise faster than interest rates on deposits.


Provision And Allowance For Loan Losses

         The Bank has the responsibility of assessing the overall risks in its loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generating credit quality ratings, reviewing economic conditions in the Bank's market area, and considering the Bank's historical loan loss experience. The Bank is committed to maintaining adequate reserves, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

         Based on a review of the five years ended December 31, 2001, the Bank has had a very low loan loss experience, with no real estate loan losses. However, in consideration of: a) the significant increase in real estate loans outstanding in 2001, which ended with $180,964,000, or 61.6% of loan portfolio, compared to $115,775,000 in 2000; b) the present state of the economy; c) the increase in vacancy factors in the current commercial real estate market, the proportion of the Allowance for Loan Losses attributable to real estate loans was increased from $955,000 or 28.7% in 2000 to $1,912,000 or 54.0% in 2001.

         The allowance for loan losses totaled $3,543,000, $3,332,000 and $2,920,000 at December 31, 2001, 2000, and 1999, respectively. This represented 1.21%, 1.43% and 1.22% of outstanding loans on those respective dates. The balances reflect an amount that, in management's judgment, is adequate to provide for potential loan losses based on the considerations listed above. During 2001, the provision for loan losses was $300,000, while write-offs totaled $94,000, compared to a provision for loan losses of $425,000 and total write-offs of $23,000 in 2000 and a provision of $750,000 and total write-offs of $70,000 in 1999. There was no significant single loan written off in the periods mentioned.


TABLE 3                               Allocation of the Allowance for Loan Losses
                ---------------------------------------------------------------------------------------
                                                    (in thousands)

                         2001              2000              1999              1998              1997
                         ----              ----              ----              ----              ----
                        Percent           Percent           Percent           Percent           Percent
                        in each           in each           in each           in each           in each
                       category          category          category          category          category
                       to total          to total          to total          to total          to total
                Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                ------   -----    ------   -----    ------   -----    ------   -----    ------   -----

Real Estate     $1,912    61.6%   $  955    49.4%   $1,024    50.2%   $  795    52.2%   $  581    59.5%
Construction       504     9.8     1,196    17.1       566    17.0       393     7.2       285     4.8
Commercial         387    20.1       264    22.4       415    21.8       416    30.2       624    23.2
Consumer           226    8.54       352    11.1       526    11.0       294    10.4       176    12.5
Unfunded
  commitments      514      --       565      --       389      --       326      --        --      --

                ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
Total           $3,543   100.0%   $3,332   100.0%   $2,920   100.0%   $2,224   100.0%   $1,666   100.0%
                ======   =====    ======   =====    ======   =====    ======   =====    ======   =====

         Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for the last five fiscal years ended December 31, 2001. The amount added to the provision and charged to operating expense for each period is based on the risk profile of the loan portfolio.

         Starting in 1997 and continuing through 1999, there was a change in portfolio mix, which saw an increase in loan size, and lending in Enterprise Zones, which implies a slightly higher risk. A favorable payment history for these loans indicated that not as much need be added to the reserve, so the provision declined in 2000 and 2001.


               TABLE 4                                             Allowance for Loan Losses
                                                                      Historical Analysis
                                                    -------------------------------------------------------
                                                                        (in thousands)

                                                                For the year ended December 31,
                                                    -------------------------------------------------------
                                                      2001        2000        1999        1998        1997
                                                    -------     -------     -------     -------     -------

            Balance at Beginning of Period          $ 3,332     $ 2,920     $ 2,224     $ 1,666     $ 1,355
            Provision for Loan Losses                   300         425         750         750         340

            Charge-offs:
            Commercial                                  (22)         --         (51)       (169)        (58)
            Consumer                                    (72)        (23)        (19)        (38)         (8)
                                                    -------     -------     -------     -------     -------
               Total                                    (94)        (23)        (70)       (207)        (66)

            Recoveries:
            Commercial                                   --           1          10           7           4
            Consumer                                      5           9           6           8          33
                                                    -------     -------     -------     -------     -------
               Total                                      5          10          16          15          37
            Net Charge-offs                             (89)        (13)        (54)       (192)        (29)
            Balance at End of Period                $ 3,543     $ 3,332     $ 2,920     $ 2,224     $ 1,666

            Percentages
            Allowance for Loan Losses/Total Loans      1.21%       1.43%       1.22%       1.08%       0.91%
            Net charge-offs/Commercial Loans           0.04%       0.00%       0.08%       0.26%       0.13%
            Net charge-offs/Consumer Loans             0.03%       0.05%       0.05%       0.14%      -0.13%
            Net charge-offs/Total Loans                0.03%       0.01%       0.02%       0.09%       0.02%


Nonperforming Assets

         Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they became due. For the year ended December 31, 2001, had nonaccrual loans performed as agreed, approximately $133,000 in interest would have been accrued.

         Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 0.7% of total loans at the end of 2001. Nonperforming loans were 0.5% of total loans at the end of 2000. They were 0.1% of outstanding loans at the end of 1999. Management believes the current list of past due loans are collectible and does not anticipate any losses. There were no foreclosed assets as of the periods indicated.


            TABLE 5                                        Analysis of Nonperforming Assets
                                                      ------------------------------------------
                                                                    (in thousands)

                                                                Year Ended December 31
                                                      ------------------------------------------
                                                       2001     2000     1999     1998     1997
                                                      ------   ------   ------   ------   ------

            Accruing loans past due 90 days or more   $   --   $   --   $   --   $   --   $   --
            Nonaccrualloans                            1,964    1,218    1,999    3,232    3,072
                                                      ======   ------   ------   ------   ------
            Total                                     $1,964   $1,218   $1,999   $3,232   $3,072
                                                      ======   ======   ======   ======   ======


         There was no commitment to lend additional funds to any customer whose loan was classified nonperforming at December 31, 2001, 2000 and 1999.


Noninterest Income

         The following table sets forth the principal components of noninterest income:


            TABLE 6                                         Noninterest Income
                                                       ----------------------------
                                                          (Dollars in thousands)

                                                         Years Ended December 31,
                                                       ----------------------------
                                                         2001      2000       1999
                                                       -------   -------    -------

            Service charges                            $ 1,657   $ 1,662    $ 1,772
            Credit card fees                               913       975        761
            Gain on sale of bank premises, equipment
               and leasehold improvements                   --       701         12
            Gain (loss) on sales of securities              58        (1)      (117)
            Other income                                   379       445        357
                                                       -------   -------    -------
               Total noninterest income                $ 3,007   $ 3,782    $ 2,785
                                                       =======   =======    =======


         Noninterest income for the year ended December 31, 2001 was $3,007,000 compared to $3,782,000 for 2000 and $2,785,000 for 1999. The decrease in 2001 from 2000 was primarily due to a gain on sale of bank premises of $701,000 that took place in 2000. This same gain accounted for most of the $997,000 increase in 2000 over 1999, with increased credit card activity in 2000 over 1999 producing $214,000 in additional fee income.

Noninterest Expenses

         The following table sets forth the various components of noninterest expense:


            TABLE 7                                  Noninterest Expenses
                                               -------------------------------
                                                    (Dollars in thousands)

                                                   Years Ended December 31,
                                               -------------------------------
                                                 2001        2000        1999
                                               -------     -------     -------

            Salaries and employee benefits     $10,532     $ 9,453     $ 8,588
            Occupancy expense                    1,290       1,122       1,093
            Equipment expense                    1,736       1,453       1,419
            Advertising expense                    384         428         413
            Data processing expense                330         360         310
            Professional fees                      731         468         423
            Director expense                       150         132         120
            Surety insurance                       303         309         244
            Telephone, postage, supplies         1,014         973         789
            Other                                1,441       1,279       1,120
                                               -------     -------     -------
               Total noninterest expense       $17,911     $15,977     $14,519
                                               =======     =======     =======


         Noninterest expenses for the year ended December 31, 2001 were $17,911,000, an increase of $1,934,000 or12.1% over 2000. For 2000, they were
$15,977,000, an increase of $1,458,000 or 10.0% over 1999. During 2001, the Bank purchased computer hardware and software equipment to convert its accounting system and related application systems. During 2001, salaries included increased costs arising from overtime and additional staff working on the conversion of software systems. Because of difficulties encountered upon conversion and lack of functionality of the new software equipment the Bank evaluated these assets for impairment. No impairment loss was recognized; however, the Bank revised the estimate of useful life of the software. Depreciation expense on the software with an original purchase price of approximately $675,000 was approximately $336,000 for the year ended December 31, 2001. The Bank plans to convert back to its previous accounting and related application systems by March 2002. An important part of the increase in 2001 professional fees was related to consultants hired to help with the data conversion process.


Balance Sheet Analysis

         Total assets were $397,388,000 at December 31, 2001, which represented a 4.8% increase over 2000. Total assets were $379,102,000 in 2000, an 8.9% increase over 1999. Assets averaged $401.4 million in 2001 compared to $361.8 million in 2000 and $340.9 million in 1999. Average earning assets increased from $305.9 million in 1999 to $325.2 million in 2000 and $361.6 million in 2001. They represented 89.7% of total average assets in 1999, 89.9% in 2000 and 90.1% in 2001. Interest-bearing liabilities averaged $262.0 million in 2001, $231.9 million in 2000 and $222.3 million in 1999. This was an increase of 13.0% in 2001 over 2000, and 4.3% in 2000 over 1999.


Loans

         The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2001 increased by $58.6 million or 25.2% over 2000, while loans outstanding at December 31, 2000 had decreased by $7 million or 3.0% from 1999.

         Real Estate loans had declined by $5.7 million or 4.7% from 1999 to 2000, but rose sharply by $65.2 million or 56.3% from 2000 to 2001. A combination of an emphasis in developing new Commercial Real Estate business, coupled with the series of drops in the prime lending rate were major factors in the upsurge. Construction loans declined only 2.5% from 1999 to 2000, but then dropped $11.3 million or 28% from 2000 to 2001, as existing projects were completed and paid off, while less activity in new construction did not fill the void. Commercial loans were flat between 1999 and 2000, but increased $6.4 million or 12.3% in 2001. There was less activity in Consumer loans, which declined 2.4% from 1999 to 2000, and a further 4.4% in 2001.

         Table 8 presents a detailed analysis of loans outstanding at December 31, 1997 through December 31, 2001.


            TABLE 8                                          Loan Portfolio
                                     -------------------------------------------------------------
                                                             (in thousands)

                                                              December 31
                                     -------------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                     ---------    ---------    ---------    ---------    ---------
            Real Estate loans        $ 180,964    $ 115,775    $ 121,434    $ 108,527    $ 109,393
            Construction loans          28,761       40,021       41,061       14,890        8,829
            Commercial loans            58,895       52,454       52,607       62,740       42,752
            Consumer loans              24,841       25,987       26,632       21,701       22,974
                                     ---------    ---------    ---------    ---------    ---------
               Sub total               293,461      234,237      241,734      207,858      183,948
            Net deferred loan fees      (1,851)      (1,236)      (1,752)      (1,750)      (1,486)
                                     ---------    ---------    ---------    ---------    ---------
               Total                 $ 291,610    $ 233,001    $ 239,982    $ 206,108    $ 182,462
                                     =========    =========    =========    =========    =========


         The following table shows the Bank's loan maturities and sensitivities to changes in interest rates as of December 31, 2001.

                                                              Maturing
                                                 Maturing    After One     Maturing
                                                Within One   But Within   After Five
                                                   Year      Five Years     Years        Total
                                                ---------    ---------    ---------    ---------

            Real Estate loans                   $ 140,129    $  32,181    $   8,654    $ 180,964
            Construction loans                     22,271        5,115        1,375       28,761
            Commercial loans                       45,605       10,473        2,816       58,894
            Consumer loans                         19,236        4,418        1,188       24,842
                                                ---------    ---------    ---------    ---------
               Sub total                          227,241       52,187       14,033      293,461
            Net deferred loan fees                 (1,433)        (329)         (89)      (1,851)
                                                ---------    ---------    ---------    ---------
               Total                            $ 225,808    $  51,858    $  13,944    $ 291,610
                                                =========    =========    =========    =========
            With predetermined interest rates   $ 205,814    $  47,266    $  12,710    $ 265,790
            With floating interest rates        $  19,994    $   4,592    $   1,234    $  25,820
                                                ---------    ---------    ---------    ---------
               Total                            $ 225,808    $  51,858    $  13,944    $ 291,610
                                                =========    =========    =========    =========


         Average loans earned 9.59% in 2001, 125 basis points less than in 2000, as a result of numerous prime rate changes during the year. In 2000, average loans earned 10.84%, 35 basis points above 1999. Interest income on loans for 2001 was only $213,000 or 0.8% higher than in 2000, because the interest rate decrease almost erased the effect of an increase in average loans, which increased $33,282,000 or 14.0% in 2001 over 2000. Interest income on loans for

2000 was $25,811,000, $2,269,000 or 9.6% higher than in 1999. In this case, average loans had risen by $13,712,000 or 6.1% in 2000 compared to 1999, and was also affected by a higher yield of 35 basis points.


Investment Portfolio

         Investments at December 31, 2001 were $65,311, a decline of $21,930,000 or 25.1% compared to 2000. However, investments at December 31, 2000 were $87,241,000, an increase of $16,583,000 or 23.4% over 1999.

         Available funds are first used for Loans, then Investments, and the remainder sold as Federal Funds. The primary source of funds is the deposit base. If more funds are needed, the Investment Portfolio maturities may be used, as well as sales and calls, which accounts for the volume variances in Investments. The Bank's investment portfolio is concentrated in U. S. Government Agencies and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level.

         The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2001:


                                         After            After
                                          One              Five
                        Due              Year             Years              Due
                      In One            Through          Through            After                    Maturity
                       Year              Five              Ten               Ten              Fair      In    Average
                     Or Less   Yield     Years   Yield    Years   Yield     Years    Yield    Value    Years   Yield
                     ------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
U. S. Treasury       $ 1,029   6.23%   $    --     --%   $    --     --%   $    --     --%   $ 1,029    0.68   6.23%
U. S. Government
   Agencies           12,122   6.58%    14,252   5.29%     1,007   5.81%        --     --     27,381    1.45   5.88%
States & Political
  Subdivisions         1,738   5.76%    14,820   4.79%    11,591   4.62%     1,312   4.96%    29,461    5.79   4.80%
Corporate debt            --     --      5,144   5.51%        --     --%        --     --%     5,144    1.98   5.51%
Other
   Securities             --     --         --     --%        --     --%     2,296   6.36%     2,296   14.69   6.36%
                     -------           -------           -------           -------           -------
     Total           $14,889   6.45%   $34,216   5.14%   $12,598   4.71%   $ 3,608   5.45%   $65,311    3.91   5.38%
                     =======           =======           =======           =======           =======


         The following table shows the securities portfolio mix at December 31, 2001, 2000 and 1999:

                                                                 Years Ended December 31,
                                                  2001                2000                1999
                                                ---------------------------------------------------------
                                               Amortized    Fair   Amortized    Fair   Amortized    Fair
                                                  Cost     Value      Cost     Value      Cost     Value
                                                -------   -------   -------   -------   -------   -------
                                                                 (Dollars in thousands)

            U. S. Treasury                      $ 1,000   $ 1,029   $ 3,996   $ 4,017   $ 3,985   $ 3,971
            U. S. Government agencies            26,994    27,381    44,690    45,040    34,685    34,129
            States and political subdivisions    29,119    29,461    36,651    36,537    32,893    31,738
            Corporate debt                        5,049     5,144        --        --        --        --
            Other securities                    $ 2,296   $ 2,296   $ 1,647   $ 1,647   $   820   $   820
                                                -------   -------   -------   -------   -------   -------
               Total                            $64,458   $65,311   $86,984   $87,241   $72,383   $70,658
                                                =======   =======   =======   =======   =======   =======

Deposits

         The increase in the earning assets in 2001 was funded with the increases in the deposit base. During 2001, average deposits were $349.5 million, an increase of $33.7 million or10.7% over 2000. In 2000, average deposits increased $16.6 million or 5.5% over 1999. In 2001, average interest-bearing deposits were $261.7 million, which represented an increase of $30.1 million or 13.0% over 2000. For 2000, average interest-bearing deposits were $231.7 million, an increase of $9.9 million or 4.5% over 1999.

         The Bank's cost of average interest-bearing deposits in 2001 was 3.03%, a decrease of 50 basis points from 2000. The cost of average interest- bearing deposits in 2000 was 3.53%, 39 basis points higher than 1999. The decline in costs from 2000 compared to 2001 followed the drops in the prime lending rate, but at a slower rate, as rates on time certificates of deposits only had an immediate effect on new deposits, but lagged on existing certificates until they matured and were rolled over. This was most noticeable in the case of rates for time deposits of $100,000 or more, which had risen from 4.6% in 1999 to 5.7% in 2000, but dropped back to 4.8% in 2001. These deposits, as a group, tend to have shorter maturities, which cause them to reprice faster.

         The following table summarizes the distribution of average deposits and the average rates paid for them during the periods indicated:

                                        Average Deposits and Average Rates paid for the period ending December 31,
                                             2001                          2000                          1999
                                  ---------------------------   ---------------------------   --------------------------
                                                       % of                          % of                          % of
                                   Average  Average   Total      Average  Average   Total      Average  Average   Total
(in thousands)                     Balance    Rate   Deposits    Balance    Rate   Deposits    Balance    Rate  Deposits
                                  --------  -------  --------   --------  -------  --------   --------  ------- --------

Deposits:
Interest-bearing demand           $ 54,539    1.2%     15.6%    $ 42,157    1.3%     13.3%    $ 36,703    1.0%     12.3%
Money market                        55,670    2.7%     15.9       43,599    3.3%     13.8       22,933    3.8       7.7
Savings                             46,312    1.6%     13.3       43,689    2.0%     13.8       55,856    1.5      18.7
Time deposits $100,000 or more      47,261    4.8%     13.5       51,444    5.7%     16.3       52,362    4.6      17.5
Time deposits under $100,000        57,963    4.8%     16.6       50,770    4.8%     16.1       53,918    4.7      18.0
                                  --------    ---     -----     --------    ---     -----     --------    ---     -----

Total interest bearing deposits   $261,745    3.0%     74.9     $231,659    3.5%     73.3     $221,772    3.2      74.2
Demand deposits                     87,726    0.0%     25.1       84,127    0.0%     26.7       77,415    0.0      25.8

                                  --------    ---     -----     --------    ---     -----     --------    ---     -----
Total Deposits                    $349,471    2.3%    100.0%    $315,786    2.6%    100.0%    $299,187    2.3%    100.0%
                                  ========    ===     =====     ========    ===     =====     ========    ===     =====


         The following table indicates the maturity schedule of time deposits of $100,000 or more:

       Analysis of Time Deposits of $100,000 or more at December 31, 2001

                                                Over Three          Over Six             Over
        Total Deposits      Three Months          to Six           To Twelve            Twelve
       $100,000 or More        or Less            Months             Months             Months
       ----------------   ----------------   ----------------   ----------------   ----------------

            $45,899            $26,388            $ 6,159            $12,320            $ 1,032

Capital

         At December 31, 2001 shareholders' equity was $46,523,000, an increase of $3,395,000 or 7.9% over 2000. Shareholders' equity was $43,128,000 in 2000, an increase of $5,621,000 or 15.0% over shareholders' equity of $37,507,000 in 1999. The increases were primarily attributable to the retention of net income after payment of cash dividends of $2,272,000 in 2001, $2,673,000 in 2000 and $2,011,000 in 1999. The year 2000 increase in equity included total non-recurring net income of $839,000, due to a reclassification of a tax refund received in 2001, primarily for the recapture of certain tax credits earned in prior years, to a tax receivable in 2000, plus a gain on sale of bank premises.

         In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the Bank's Tier 1 capital consists of common shareholders' equity, though other instruments such as certain types of preferred stock can also be included in Tier 1 capital. Tier 2 capital consists of eligible reserves for possible loan losses and qualifying subordinated notes and debentures. Total capital is the sum of Tier 1 plus Tier 2 capital. Risk-weighted assets are calculated by applying risk percentages specific by the FDIC to categories of both balance sheet assets and off-balance sheet obligations.

         At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most banks. Furthermore, in 1993, the FDIC began assessing risk-based deposit insurance assessments based on financial institutions' capital resources and "management strength", as mandated by the FDIC Improvement Act of 1991. To qualify for the lowest insurance premiums as indicated in the following table, "well-capitalized financial institutions must maintain risk-based Tier 1 and total capital ratios of at least 6.0% and 10.0% respectively. "Well-capitalized" financial institutions must also maintain a leverage ratio equal to or exceeding 5.0%.

         The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2001, 2000 and 1999.

                                                                              Minimum "Well
                                               December 31,                   Capitalized"
         Risk-Based Capital Ratios      2001       2000       1999            Requirements
         -------------------------     ------     ------     ------           -------------

         Tier 1 Capital                12.98%     14.54%     13.18%     >         6.00%
                                                                        -

         Total Capital                 13.98%     15.67%     14.18%     >        10.00%
                                                                        -

         Leverage Ratios               11.41%     11.28%     11.00%     >         5.00%
                                                                        -


Liquidity

         Liquidity is a measure of the Bank's ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, Federal Funds sold, Securities Available-for-Sale and Securities Held-to-Maturity. Securities Held-to-Maturity are only included if they are within three months of maturity or most likely call date. The Bank's policy is to maintain a liquidity ratio of 20% or greater of total assets. As of December 31, 2001, the Bank's primary liquidity was 21.85%, compared to 33.95% in 2000. The ratio declined as federal funds sold and most of the maturity runoff in Available-for-Sale securities was reinvested in higher-yielding quality loans. The objective of liquidity management is to ensure that the Bank has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

         Core deposits, which consist of all deposits other than time deposits, have provided the Bank with a sizable source of relatively stable low-cost funds. The Bank's average core deposits funded 61% of average total assets of $401,412,000 for the year ended December 31, 2001, compared to 59% of total average assets of $361,843,000 for the year ended December 31, 2000.

         As of December 31, 2001, the Bank had contractual obligations and other commercial commitments totaling approximately $69,443,677. The following table sets forth the Bank's contractual obligations and other commercial commitments as of December 31, 2001.

                                         Payments Due by Period
                                         ----------------------


                                                  Less than 1
Contractual Obligations                 Total        Year       1 - 3 years   4 - 5 years   After 5 years
-----------------------              ----------   -----------   -----------   -----------   -------------

Operating Leases                     $1,307,277   $  358,613    $  653,726    $  294,938     $       --

Other Long-Term Obligations             152,985       74,627        78,358            --             --
                                     ----------   ----------    ----------    ----------     ----------

Total Contractual Cash Obligations   $1,460,262   $  433,240    $  732,084    $  294,938     $       --
----------------------------------   ==========   ==========    ==========    ==========     ==========


                             Amount of Commitment Expiration Per Period
                             ------------------------------------------

                              Total Amounts  Less than 1
Other Commercial Commitments    Committed        year      1 - 3 years   4 - 5 years   After 5 years
----------------------------   -----------   -----------   -----------   -----------   -------------

Lines of Credit                 30,375,727   $ 2,626,807   $ 5,643,920   $ 6,925,000    $15,180,000

Standby Letters Of Credit        2,736,088     2,576,988       159,100            --             --

Guarantees                              --            --            --            --             --

Other Commercial Commitments    34,871,600    34,871,600            --            --             --
                               -----------   -----------   -----------   -----------    -----------

Total Commercial Commitments   $67,983,415   $40,075,395   $ 5,803,020   $ 6,925,000    $15,180,000
----------------------------   ===========   ===========   ===========   ===========    ===========

Asset And Liability Management

         The largest component of the Bank's earnings is net interest income, which can fluctuate widely when significant interest rates movements occur, as was the case in 2001, with its succession of prime lending rate cuts. The Bank's management is responsible for minimizing the Bank's exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

         Ongoing management of the Bank's interest rate sensitivity limits interest rate risk by controlling the mix and maturity of assets and liabilities. Management regularly reviews the Bank's position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Bank must maintain an adequate level of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. The overall liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at December 31, 2001 were adequate to meet its operating needs in 2002 and going forward into the foreseeable future.

         The following table sets forth the maturity distribution and interest rate sensitivity of selected interest sensitive as well as noninterest sensitive assets and liabilities, including the interest rate sensitivity gap and cumulative interest rate sensitivity gap as of December 31, 2001. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity. The Bank's asset/liability gap is the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell.

                                                               Rate Sensitivity Assets/Liabilities
                                                                     As of December 31, 2001

                                              Three     Over Three     Over One      Over         Not
                                              Months     to Twelve   Year Through    Five         Rate-
(Dollars in thousands)                       or Less       Months     Five Years     Years      Sensitive      Total
                                            ---------    ---------    ---------    ---------    ---------    ---------
Interest earnings assets:
  Securities                                $   8,277    $   6,613    $  31,028    $  19,393    $      --    $  65,311
  Loans                                       140,447       85,309       51,846       10,465           --      288,067
                                            ---------    ---------    ---------    ---------    ---------    ---------
    Total interest earning assets             148,724       91,922       82,874       29,858           --      353,378
                                            ---------    ---------    ---------    ---------    ---------    ---------
Cash and due from banks                            --           --           --           --       22,493       22,493
Other assets                                       --           --           --           --       21,517       21,517
                                            ---------    ---------    ---------    ---------    ---------    ---------
    Total assets                            $ 148,724    $  91,922    $  82,874    $  30,476    $  44,010    $ 397,388
                                            =========    =========    =========    =========    =========    =========

Interest bearing liabilities:
  Demand, interest bearing                  $  55,357    $      --    $      --    $      --    $      --    $  55,357
  Savings and money market                     98,891           --           --           --           --       98,891
  Time deposits                                49,961       38,158       13,729           --           --      101,848
  Fed funds purchased and
    other borrowed money                        2,100           --          153           --           --        2,253
                                            ---------    ---------    ---------    ---------    ---------    ---------
    Total interest bearing liabilities        206,309       38,158       13,882           --           --      258,349
                                            ---------    ---------    ---------    ---------    ---------    ---------

Noninterest demand deposits                        --           --           --           --       87,983       87,983
Other liabilities                                  --           --           --           --        4,533        4,533
Shareholders' equity                               --           --           --           --       46,523       46,523
                                            ---------    ---------    ---------    ---------    ---------    ---------
    Total liabilities and                          --           --           --           --
       shareholders' equity                 $ 206,309    $  38,158    $  13,882    $      --    $ 139,039    $ 397,388
                                            =========    =========    =========    =========    =========    =========
Interest rate sensitivity GAP               ($ 57,585)   $  53,764    $  68,992    $  29,858    ($ 95,029)   $       0
                                            =========    =========    =========    =========    =========    =========
Cumulative int rate sensitivity GAP         ($ 57,585)   ($  3,821)   $  65,171    $  95,029    $      --    $      --
Cumulative int rate sensitivity GAP ratio      -38.72%       -1.59%       20.14%       26.89%          --           --


Effect Of Changing Prices

         The results of operations and financial conditions presented in this report are based on historical cost information and are not adjusted for the effects of inflation.

         Since the assets and liabilities of banks are primarily monetary in nature(payable in fixed, determinable amounts), the performance of the Bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, increases in the price of goods and services will result in increased operating expenses.

         The following table includes key ratios, including returns on average assets and equity, which show the effect of the significant series of interest rate adjustments throughout 2001 and the effects of noninterest income and expenses.

                                                    Return on Equity and Assets
                                   Key Financial Ratios(ratios are computed on average balances)

                                                      Year Ended December 31,
                                                   2001        2000        1999
                                                  ------      ------      ------

            Return on average assets               1.34%       1.88%       1.53%

            Return on average equity              11.77%      16.58%      13.99%

            Dividend payout ratio                 43.38%      37.50%      38.55%

            Average equity to assets ratio        11.41%      11.31%      10.96%

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------


Interest Rate Risk

         Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or "gaps" occur in the repricing of assets and liabilities within a given time period. Gap analysis is utilized to quantify such mismatches. A "positive" gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period. A "negative" gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

         In general, a financial institution with a positive gap in relevant time periods will benefit from an increase in market interest rates and will experience erosion in net interest income if such rates fall. Likewise, a financial institution with a negative gap in relevant time periods will normally benefit from a decrease in market interest rates and will be adversely affected by an increase in rates. By maintaining a balanced interest rate sensitivity position, where interest rate sensitive assets roughly equal interest sensitive liabilities in relevant time periods, interest rate risk can be limited.

         As a financial institution, the Company's potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those that possess a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

         The Company's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company's performance as compared to Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, and Comptroller. This committee meets monthly to review the Company's lending and deposit-gathering activities, to review competitive interest rates, to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

         The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk management model. With the interest rate risk management model, the Company projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. The Company also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging the Company's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

         Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

         Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2001. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demands deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.


                                                       Rate Sensitive Gap
                                                            Analysis
                                                    As of December 31, 2001

                                                     Maturing or repricing
                                ---------------------------------------------------------------
(Dollars in thousands)            Three       Over Three     Over One      Over          Rate
                                  Months      To Twelve      Through       Five       Sensitive
                                 Or Less        Months      Five Years     Years        Total
                                ---------     ---------     ---------    ---------    ---------
Interest earning assets
Securities                      $   8,277     $   6,613     $  31,028    $  19,393    $  65,311
Loans                             140,447        85,309        51,846       10,465      288,067
                                ---------     ---------     ---------    ---------    ---------
Total int earning assets          148,724        91,922        82,874       29,858      353,378
                                ---------     ---------     ---------    ---------    ---------

Interest bearing liabilities:
Demand, interest bearing        $  55,357     $      --     $      --    $      --    $  55,357
Savings & money market             98,891            --            --           --       98,891
Time deposits                      49,961        38,158        13,729           --      101,848
Fed funds purchased and
  other borrowed money              2,100            --           153           --        2,253
                                ---------     ---------     ---------                 ---------
Total int bearing liabilities     206,309        38,158        13,882           --      258,349
                                ---------     ---------     ---------                 ---------

Int rate sensitivity GAP        $ (57,585)    $  53,764     $  68,992    $  29,858    $  95,029
                                =========     =========     =========    =========    =========
Cumulative interest rate
  sensitivity GAP               $ (57,585)    $ ( 3,821)    $  65,171    $  95,029
Cumulative interest rate
  Sensitivity GAP ratio            (38.72%)       (1.59%)       20.14%       26.89%

         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is an estimate of the Company's net portfolio value at December 31, 2001 (using current discount rates, and an estimate of net interest income for 2002 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2001 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2001 and net interest income for 2001 assuming fluctuations or "rate shocks" of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.


                                            Market Risk in Securities
(Amounts in thousands)                         Interest Rate Shock
                                               At December 31, 2001
Available for Sale securities

                                   Rates Decline                     Rates Increase
                                   -------------                     --------------
Rate change                       (2%)        (1%)      Current     + 1%       + 2%

Unrealized gain (loss)          $ 3,741     $ 2,297     $   853   ($  779)   ($2,766)

Change from current             $ 2,888     $ 1,444               ($1,632)   ($3,619)



                                        Market Risk on Net Interest Income
(Amounts in thousands)                         At December 31, 2001

                                   Rates Decline                     Rates Increase
                                   -------------                     --------------
Rate change                       (2%)        (1%)      Current     + 1%       + 2%

Change in net interest income   ($  654)    ($  327)    $22,909   $   261    $   456

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


INDEX TO FINANCIAL STATEMENTS                                               Page
                                                                            ----

Report of Independent Certified Public Accountants........................   36

Balance Sheets, December 31, 2001 and 2000................................   37

Statements of Earnings for the years ended December 31, 2001, 2000 and
1999......................................................................   38

Statement of Stockholders' Equity and Comprehensive Income for the
years ended December 31, 2001,9 2000 and 1999.............................   39

Statements of Cash Flows for the years ended December 31, 2001, 2000
and 1999..................................................................   40

Notes to Financial Statements.............................................   41



         All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

               Report Of Independent Certified Public Accountants



Board of Directors
First National Bank of Northern California


We have audited the accompanying balance sheets of First National Bank of Northern California (a National Banking Association) as of December 31, 2001 and 2000, and the related statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First National Bank of Northern California as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/  GRANT THORNTON LLP

San Francisco, California
January 31, 2002

                      First National Bank of Northern California

                                    BALANCE SHEETS

                                     December 31,

                                        ASSETS

                                                               2001           2000
                                                           ------------   ------------
                                                                          (as adjusted)
Cash and due from banks                                    $ 22,493,099   $ 22,712,702
Federal funds sold                                                   --     19,040,000
                                                           ------------   ------------

        Cash and cash equivalents                            22,493,099     41,752,702

Securities available-for-sale                                65,310,919     87,241,009

Loans, net                                                  288,067,144    229,668,543

Bank premises, equipment and leasehold improvements          11,654,532     11,040,132

Accrued interest receivable and other assets                  9,862,084      9,399,416
                                                           ------------   ------------

                                                           $397,387,778   $379,101,802
                                                           ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand, noninterest bearing                             $ 87,982,573   $ 89,493,429
   Demand, interest bearing                                  55,357,111     48,840,453
   Savings                                                   98,890,771     88,681,533
   Time                                                     101,848,871    103,441,559
                                                           ------------   ------------

        Total deposits                                      344,079,326    330,456,974

Federal funds purchased                                       2,100,000             --
Accrued expenses and other liabilities                        4,685,862      5,516,824
                                                           ------------   ------------

        Total liabilities                                   350,865,188    335,973,798

Commitments and contingencies                                        --             --

Stockholders' equity
   Common stock, $1.25 par value, authorized 10,000,000
      shares; issued and outstanding 2,318,849 shares in
      2001 and 2,208,658 shares in 2000                       2,898,561      2,760,823
   Additional paid-in capital                                20,496,723     17,810,267
   Retained earnings                                         22,546,095     22,405,755
   Accumulated other comprehensive income                       581,211        151,159
                                                           ------------   ------------

        Total stockholders' equity                           46,522,590     43,128,004
                                                           ------------   ------------

                                                           $397,387,778   $379,101,802
                                                           ============   ============


See accompanying notes to financial statements.

                                First National Bank of Northern California

                                          STATEMENTS OF EARNINGS

                                          Year ended December 31,


                                                                   2001           2000            1999
                                                               ------------   ------------    ------------

                                                                              (as adjusted)
Interest income
   Interest and fees on loans                                  $ 26,024,139   $ 25,811,471    $ 23,542,577
   Interest and dividends on securities                           2,759,851      2,957,290       2,046,493
   Interest on tax-exempt securities                              1,448,895      1,426,724       1,517,210
   Federal funds sold                                               610,701        666,648         480,137
                                                               ------------   ------------    ------------
      Total interest income                                      30,843,586     30,862,133      27,586,417

Interest expense
   Interest on deposits and other                                 7,934,658      8,191,525       6,998,861
                                                               ------------   ------------    ------------

         Net interest income                                     22,908,928     22,670,608      20,587,556

Provision for loan losses                                           300,000        425,000         750,000
                                                               ------------   ------------    ------------

         Net interest income after provision for loan losses     22,608,928     22,245,608      19,837,556

Noninterest income
   Service charges                                                1,656,668      1,661,721       1,771,878
   Credit card fees                                                 912,708        974,645         761,460
   Gain on sale of bank premises, equipment and
      leasehold improvements                                            336        700,802          11,756
   Gain (loss) on sales of securities                                58,281         (1,425)       (116,651)
   Other                                                            379,366        444,817         356,740
                                                               ------------   ------------    ------------
         Total noninterest income                                 3,007,359      3,780,560       2,785,183

Noninterest expense
   Salaries and employee benefits                                10,531,645      9,453,202       8,588,182
   Occupancy expense                                              1,289,689      1,122,541       1,092,511
   Equipment expense                                              1,736,155      1,452,979       1,419,335
   Advertising expense                                              384,060        427,868         412,891
   Data processing expense                                          329,970        360,038         310,194
   Professional fees                                                731,099        467,723         422,866
   Director expense                                                 150,000        132,000         120,000
   Surety insurance                                                 303,309        308,873         243,813
   Telephone, postage, supplies                                   1,014,153        972,700         788,904
   Bankcard expenses                                                734,768        692,869         592,637
   Other                                                            706,507        585,894         527,330
                                                               ------------   ------------    ------------
         Total noninterest expense                               17,911,355     15,976,687      14,518,663
                                                               ------------   ------------    ------------

         Earnings before income tax expense                       7,704,932     10,049,481       8,104,076

Income tax expense                                                2,468,240      2,921,621       2,886,912
                                                               ------------   ------------    ------------

         NET EARNINGS                                          $  5,236,692   $  7,127,860    $  5,217,164
                                                               ============   ============    ============

Earnings per share data:
   Basic                                                       $       2.37   $       3.07    $       2.25
                                                               ============   ============    ============
   Diluted                                                     $       2.36   $       3.07    $       2.25
                                                               ============   ============    ============

Weighted average shares outstanding:
   Basic weighted average shares outstanding                      2,214,092      2,319,077       2,319,068
                                                               ============   ============    ============
      Diluted weighted average shares outstanding                 2,219,606      2,320,770       2,319,068
                                                               ============   ============    ============


See accompanying notes to financial statements.

                                            First National Bank of Northern California

                                    STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                Three years ended December 31, 2001


                                                                                                         Accumulated
                                                   Common Stock            Additional                       Other
                             Comprehensive  ---------------------------      Paid-in       Retained     Comprehensive
                                Income         Shares         Amount         Capital       Earnings        Income          Total
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at January 1,
1999                                           2,003,759   $  2,504,699   $ 12,289,893   $ 20,520,524   $    445,624   $ 35,760,740

Comprehensive income:
   Net earnings              $  5,217,164             --             --             --      5,217,164             --      5,217,164
   Other comprehensive
      income:
      Unrealized loss
         on securities,
         net of tax of
         $1,006,783 and
         net of
         reclassification
         adjustments           (1,460,589)            --             --             --             --     (1,460,589)    (1,460,589)
                             ------------
   Comprehensive income      $ 11,654,532
                             ============

Cash dividends of $.10
   per share quarterly                                --             --             --       (801,504)            --       (801,504)
Cash dividends of $.60
   per share                                          --             --             --     (1,202,255)            --     (1,202,255)
Stock dividend of 5%                              99,935        124,919      2,673,261     (2,798,180)            --             --
Cash on fractional
   shares related to
   stock dividend                                     --             --             --         (6,919)            --         (6,919)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
1999                                           2,103,694      2,629,618     14,963,154     20,928,830     (1,014,965)    37,506,637

Comprehensive income:
   Net earnings (as
      adjusted)              $  7,127,860             --             --             --      7,127,860             --      7,127,860
   Other comprehensive
      income:
      Unrealized gain
         on securities,
         net of tax of
         $815,483 and
         net of
         reclassification
         adjustments            1,166,124             --             --             --             --      1,166,124      1,166,124
                             ------------
      Comprehensive income   $  8,293,984
                             ============

Cash dividends of $.12
   per share quarterly                                --             --             --     (1,009,773)            --     (1,009,773)
Cash dividends of $.75
   per share                                          --             --             --     (1,656,494)            --     (1,656,494)
Stock dividend of 5%                             104,943        131,179      2,846,579     (2,977,758)            --             --
Cash on fractional
   shares related to
   stock dividend                                     --             --             --         (6,910)            --         (6,910)
Stock options exercised                               21             26            534             --             --            560
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
2000                                           2,208,658      2,760,823     17,810,267     22,405,755        151,159     43,128,004

Comprehensive income:
   Net earnings              $  5,236,692             --             --             --      5,236,692             --      5,236,692
   Other comprehensive
      income:
      Unrealized gain
         on securities,
         net of tax of
         $166,414 and
         net of
         reclassification
         adjustments              430,052             --             --             --             --        430,052        430,052
                             ------------
      Comprehensive income   $  5,666,744
                             ============

Cash dividends of $.12
   per share quarterly                                --             --             --     (1,060,156)            --     (1,060,156)
Cash dividends of $.52
   per share                                          --             --             --     (1,205,801)            --     (1,205,801)
Stock dividend of 5%                             110,191        137,738      2,686,456     (2,824,194)            --             --
Cash on fractional
   shares related to
   stock dividend                                     --             --             --         (6,201)            --         (6,201)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
2001                                           2,318,849   $  2,898,561   $ 20,496,723   $ 22,546,095   $    581,211   $ 46,522,590
                             ============   ============   ============   ============   ============   ============   ============


See accompanying ntes to financial statements.

                                    First National Bank of Northern California

                                             STATEMENTS OF CASH FLOWS

                                              Year ended December 31,

                                                                          2001            2000            1999
                                                                      ------------    ------------    ------------

                                                                                      (as adjusted)
Cash flows from operating activities
   Net earnings                                                       $  5,236,692    $  7,127,860    $  5,217,164
   Adjustments to reconcile net earnings to net cash provided by operating activities
         Depreciation and amortization                                   1,558,565       1,169,113       1,104,814
         (Gain) loss on sale of securities                                 (58,281)          1,425         116,651
         Gain on sale of bank premises, equipment and
            leasehold improvements                                            (336)       (700,802)        (11,756)
         Provision for loan losses                                         300,000         425,000         750,000
         Deferred taxes                                                   (432,023)       (365,010)       (467,367)
         Changes in assets and liabilities
            Accrued interest receivable and other assets                  (280,415)     (2,005,482)       (763,885)
            Accrued expenses and other liabilities                        (683,372)      1,623,434       1,019,462
                                                                      ------------    ------------    ------------

            Total adjustments                                              404,138         147,678       1,747,919
                                                                      ------------    ------------    ------------

            Net cash provided by operating activities                    5,640,830       7,275,538       6,965,083

Cash flows from investing activities
   Proceeds from matured securities available-for-sale                  22,140,000      16,290,135      34,438,373
   Purchases of securities available-for-sale                          (23,784,135)    (30,892,695)    (26,920,000)
   Proceeds from sale of securities available for sale                  24,235,810              --              --
   Proceeds from matured securities held-to-maturity                            --              --         142,777
   Net (increase) decrease in loans                                    (58,698,601)      6,968,462     (33,927,549)
   Proceeds from sales of bank premises, equipment
      and leasehold improvements                                             8,356       1,005,604          35,730
   Purchases of bank premises, equipment and leasehold improvements     (2,180,985)     (1,415,368)       (595,465)
                                                                      ------------    ------------    ------------

            Net cash used in investing activities                      (38,279,555)     (8,043,862)    (26,826,134)
                                                                      ------------    ------------    ------------

Cash flows from financing activities
   Net increase  in demand and savings deposits                         15,215,040      35,392,894       8,460,522
   Net (decrease) increase in time deposits                             (1,592,688)    (10,297,199)     16,311,649
   Net increase (decrease) in federal funds purchased                    2,100,000              --      (1,000,000)
   Proceeds from exercise of stock options                                      --             560              --
   Dividends paid                                                       (2,272,158)     (2,673,177)     (2,010,678)
   Payments on capital note payable                                        (71,072)        (75,943)        (65,888)
                                                                      ------------    ------------    ------------

            Net cash provided by financing activities                   13,379,122      22,347,135      21,695,605
                                                                      ------------    ------------    ------------

            NET (DECREASE) INCREASE IN CASH AND
               CASH EQUIVALENTS                                        (19,259,603)     21,578,811       1,834,554

Cash and cash equivalents at beginning of year                          41,752,702      20,173,891      18,339,337
                                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year                              $ 22,493,099    $ 41,752,702    $ 20,173,891
                                                                      ============    ============    ============

Additional cash flow information
   Interest paid                                                      $  8,098,924    $  7,831,528    $  7,004,664
   Income taxes paid                                                  $  2,931,844    $  3,926,812    $  2,638,000


See accompanying notes to financial statements.

                   First National Bank of Northern California

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         First National Bank of Northern California (the Bank) provides traditional banking services in San Mateo and San Francisco counties. The accounting and reporting policies of the Bank conform with accounting principles generally accepted in the United States of America and with prevailing practices within the banking industry. The following is a summary of the significant accounting policies.

         Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $10,573,000 and $9,663,000 in 2001 and 2000, respectively. (See Note
         C).

         Securities Available-for-Sale
         -----------------------------

         Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as held-to-maturity securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income until realized. Gains and losses on sales of available-for-sale securities are determined using the specific identification method.

         Loans
         -----

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

         A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Management evaluates the adequacy of the Bank's allowance periodically, but at least quarterly, based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         Depreciation and Amortization
         -----------------------------

         Depreciation is provided by the straight-line and double declining balance methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from 3 to 31 years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

         Interest and Fees on Loans
         --------------------------

         Interest is accrued monthly, as earned, on all loans. Management does not recognize interest income on loans if collection of the interest is deemed doubtful. Interest income is recognized using a method that provides a level yield on principal amounts outstanding.

         Loan origination fees and direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loan.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Transfers and Servicing of Financial Assets
         -------------------------------------------

         A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred.

         Servicing rights and other retained interests in the assets sold are recorded by allocating the previous recorded investment between the asset sold and the interest retained based on their relative fair values, at the date of transfer.

         Cash Dividends
         --------------

         Payment of dividends is subject to certain restrictions under the National Banking Laws. The payment of cash dividends in any calendar year is generally limited to the Bank's net earnings for the current and two preceding years.

         Income Taxes
         ------------

         Deferred income taxes are recognized for tax consequences of temporary differences by applying current tax rates to differences between income taxes are accounted for under the assets and liabilities method the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         Stock Option Plan
         -----------------

         Statement of Financial Standards (SFAS) No. 123, Accounting for Stock Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, where by compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, the Standard also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Bank's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Bank has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Earnings Per Share
         ------------------

         Earnings per common share (EPS) is computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Retroactive recognition has been given for all periods presented for the issuance of stock dividends.

         Earnings per share have been computed based on the following:

                                                               Year Ended December 31,
                                                                   (in thousands)
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (as adjusted)
            Net earnings                                      $5,237   $7,128   $5,217
                                                              ======   ======   ======

            Average number of shares outstanding               2,214    2,319    2,319
            Effect of dilutive options                             6        2       --
                                                              ------   ------   ------
            Average number of shares outstanding
               Used to calculate diluted earnings per share    2,220    2,321    2,319
                                                              ======   ======   ======

         Options to purchase 18,811 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on May 13, 2008, were still outstanding at December 31, 2001.

         Use of Estimates
         ----------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Values of Financial Instruments
         ------------------------------------

         The notes to financial statements include various estimated fair value information as of December 31, 2001 and 2000. Such information, which pertains to the Bank's financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Bank.

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

         Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Loans: Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Off-balance-sheet instruments: Fair values for the Bank's off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

         Deposit liabilities: The fair values estimated for demand deposits (interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.

         Federal Funds Purchased. The carrying amount of federal funds purchased approximates their fair values.

         Reclassifications
         -----------------

         Certain prior year information has been reclassified to conform to current year presentation.


NOTE B - PRIOR PERIOD ADJUSTMENT

         The net earnings for the year ended December 31, 2000 have been adjusted to record an income tax refund receivable of $341,770. The impact of the adjustment for the year ended December 31, 2000 is as follows:

                             As Previously
                                Reported    Adjustment    As Adjusted
                               ----------   ----------    ----------

         Income tax expense    $3,263,391   $ (341,770)   $2,921,621
         Net earnings           6,786,090      341,770     7,127,860
         Earnings per share:
            Basic                   $2.93   $    $0.14         $3.07
            Diluted                 $2.92        $0.15         $3.07


NOTE C - RESTRICTED CASH BALANCE

         Cash and due from banks include balances with the Federal Reserve Bank (the "FRB"). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2001 and 2000, the Bank maintained deposits in excess of the FRB reserve requirement.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE D - SECURITIES

         The amortized cost and fair value of securities available-for-sale are as follows:

                                                           Gross          Gross
                                         Amortized      Unrealized      Unrealized         Fair
                                            Cost           Gains          Losses           Value
                                        ------------   ------------    ------------    ------------
         December 31, 2001
            U.S. Treasury Bonds         $  1,000,000   $     28,700    $         --    $  1,028,700
            Obligations of other U.S
               Government Agencies        26,993,571        387,829              --      27,381,400
            Obligations of states and
               political subdivisions     29,118,869        395,532         (53,059)     29,461,342
            Corporate debt                 5,049,080         96,860          (2,541)      5,143,399
            Other securities               2,296,078             --              --       2,296,078
                                        ------------   ------------    ------------    ------------

                                        $ 64,457,598   $    908,921    $    (55,600)   $ 65,310,919
                                        ============   ============    ============    ============

                                                           Gross          Gross
                                         Amortized      Unrealized      Unrealized         Fair
                                            Cost           Gains          Losses           Value
                                        ------------   ------------    ------------    ------------
         December 31, 2000
            U.S. Treasury Bonds         $  3,996,411   $     21,083    $       (145)   $  4,017,349
            Obligations of other U.S.
               Government Agencies        44,690,245        420,152         (70,057)     45,040,340
            Obligations of states and
               political subdivisions     36,650,628        199,522        (313,700)     36,536,450
            Other securities               1,646,870             --              --       1,646,870
                                        ------------   ------------    ------------    ------------

                                        $ 86,984,154   $    640,757    $   (383,902)   $ 87,241,009
                                        ============   ============    ============    ============

         The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized
                                                         Cost      Fair Value
                                                     -----------   -----------
         Available-for-sale
            Due in one year or less                  $14,691,531   $14,889,563
            Due after one year through five years     33,650,419    34,215,710
            Due after five years through ten years    12,506,579    12,597,634
            Due after ten years                        3,609,069     3,608,012
                                                     -----------   -----------

                                                     $64,457,598   $65,310,919
                                                     ===========   ===========

         For the years ended December 31, 2001, 2000, and 1999, gross realized gains amounted to $284,383, $19,897 and $11,691, respectively. For the years ended December 31, 2001, 2000, and 1999, gross realized losses amounted to $226,102, $21,322 and $128,342, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to ($16,319), $470 and $41,994, respectively in 2001, 2000, and 1999.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE D - SECURITIES (continued)

         At December 31, 2001 and 2000, securities with an amortized cost and fair value of $42,840,191 and $42,960,774 and $39,454,662 and
         $39,614,400, respectively, were pledged as collateral for public deposits and for other purposes as required by law.

         As of December 31, 2001 and 2000, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $617,150. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.


NOTE E - LOANS

         Loans are summarized as follows at December 31:

                                             2001             2000
                                        -------------    -------------

            Commercial                  $  58,894,997    $  52,453,783
            Real estate                   180,963,944      115,774,816
            Construction                   28,761,207       40,020,718
            Installment                    24,840,817       25,987,516
                                        -------------    -------------
                                          293,460,965      234,236,833
            Allowance for loan losses      (3,543,025)      (3,331,918)
            Net deferred loan fees         (1,850,796)      (1,236,372)
                                        -------------    -------------

                                        $ 288,067,144    $ 229,668,543
                                        =============    =============

         The Bank had total impaired loans of $1,958,593 and $1,209,914 at December 31, 2001 and 2000, respectively. The allowance for loan losses, which relate to all impaired loans, was $224,698 and $57,712 as of December 31, 2001 and 2000 respectively. There were no impaired loans without a valuation allowance as of December 31, 2001 and 2000. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $1,963,484, $1,197,177 and $1,259,820, respectively. Interest income on impaired loans of $31,622, $0 and $696,984 was recognized for cash payments received in 2001, 2000 and 1999, respectively.


NOTE F - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are summarized as follows at December 31:

                                                 2001           2000           1999
                                             -----------    -----------    -----------

            Balance, beginning of year       $ 3,331,918    $ 2,920,294    $ 2,223,756
            Loans charged off                    (94,010)       (22,727)       (65,996)
            Recoveries                             5,117          9,351         12,534
                                             -----------    -----------    -----------
               Net loans charged off             (88,893)       (13,376)       (53,462)
            Provision for loan losses            300,000        425,000        750,000
                                             -----------    -----------    -----------

                      Balance, end of year   $ 3,543,025    $ 3,331,918    $ 2,920,294
                                             ===========    ===========    ===========

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE G - RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following is the activities of loans to such parties in 2001:

            Balance, beginning of year                  $ 3,758,044
            Additions                                     2,021,435
            Repayments                                     (242,233)
                                                        -----------

            Balance, end of year                        $ 5,537,246
                                                        ===========


NOTE H - BANK PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

                                                            2001            2000
                                                        ------------    ------------

            Buildings                                   $  6,704,954    $  6,703,431
            Equipment                                      5,992,319       7,244,108
            Leasehold improvements                           545,980         202,326
                                                        ------------    ------------
                                                          13,243,253      14,149,865
            Accumulated depreciation and amortization     (5,576,424)     (7,097,436)
                                                        ------------    ------------
                                                           7,666,829       7,052,429
            Land                                           3,987,703       3,987,703
                                                        ------------    ------------

                                                        $ 11,654,532    $ 11,040,132
                                                        ============    ============


         During 2001, the Bank purchased computer hardware and software equipment to convert its accounting system and related application systems. Because of difficulties encountered upon conversion and lack of functionality of the new software equipment the Bank evaluated these assets for impairment. No impairment loss was recognized. The Bank however revised its estimate of useful life on the software. Depreciation expense on the software with an original purchase price of approximately $675,000 was approximately $336,000 for the year ended December 31, 2001. The Bank plans to convert back to its previous accounting and related application systems by March 31, 2002.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE I - DEPOSITS

         The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000, was $45,899,030 and $51,561,395 at December
         31, 2001 and 2000, respectively.

         At December 31, 2001, the scheduled maturities of time certificates are as follows:

            2002                           $ 88,255,549
            2003                              6,435,097
            2004                              7,072,903
            2005                                 85,322
                                           ------------

                                           $101,848,871

NOTE J - COMMITMENTS AND CONTINGENCIES

         The Bank leases a portion of its facilities and equipment under noncancellable leases expiring at various dates through 2009. Some of the operating leases provide that the Bank pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

         The minimum rental commitments under the operating leases are as follows:

            Year ending December 31,
            ------------------------

                   2002                            $   358,613
                   2003                                312,407
                   2004                                169,484
                   2005                                171,835
                   Thereafter                          294,938
                                                   -----------

                                                   $ 1,307,277
                                                   ===========

         Total rent expense for all operating leases was $414,462, $315,510 and $270,849, in 2001, 2000 and 1999, respectively.

         The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect of the Bank's financial statements.


NOTE K - BANK SAVINGS PLAN

         The Bank maintains a salary deferral 401(k) plan covering substantially all employees known as the First National Bank Savings Plan (the Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2001, 2000 and 1999 was $524,250, $750,000 and $374,490, respectively.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE L - SALARY CONTINUATION AND DEFERRED COMPENSATION PLANS

         The Bank maintains a Salary Continuation Plan and Deferred Compensation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Salary Continuation Plan expense for the years ended December 31, 2001, 2000 and 1999 was $215,904, $220,977, and $316,412, respectively.

         The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment.


NOTE M - INCOME TAXES

         The provision for income taxes for the years ended December 31, consists of the following:

                                2001           2000            1999
                            -----------    -----------     -----------
                                          (as adjusted)
         Current
            Federal         $ 1,640,080    $ 2,704,592     $ 2,663,890
            State               396,137        582,039         690,389
         Deferred
            Federal             351,679       (368,667)       (542,145)
            State                80,344          3,657          74,778
                            -----------    -----------     -----------

                            $ 2,468,240    $ 2,921,621     $ 2,886,912
                            ===========    ===========     ===========

         The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                 2001     2000     1999
                                                -----    -----    -----
                                                     (as adjusted)
         Statutory rates                         34.0%    34.0%    34.0%
         Increase (decrease) resulting from:
            Effect of tax-exempt income          (6.1)%   (4.7)%   (6.4)%
            State income taxes                    4.4%     4.2%     6.2%
            Tax refund                             --%    (3.9)%   (1.2)%
            Other, net                           (0.3)%   (0.6)%    3.0%
                                                -----    -----    -----

         Effective rate                          32.0%    29.0%    35.6%
                                                =====    =====    =====

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE M - INCOME TAXES (continued)

         The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                     December 31,
                                                               -----------------------
                                                                  2001         2000
                                                               ----------   ----------

            Deferred tax assets
               Allowance for loan losses                       $1,436,205   $1,218,294

               Capitalized interest on buildings                   38,203       37,108
               Various accruals                                   888,263      883,253
                                                               ----------   ----------
               Total deferred tax assets                        2,362,671    2,138,655
            Deferred tax liabilities
               State income taxes                                 289,623      157,853
               Unrealized appreciation of available-for-sale
                  securities                                      351,180      105,757
               Low-Income Housing Investment Credits              392,038           --
               Depreciation                                       282,005      395,197
                                                               ----------   ----------
               Total deferred tax liabilities                   1,314,846      658,807
                                                               ----------   ----------

            Net deferred tax asset                             $1,047,825   $1,479,848
                                                               ==========   ==========


         There was no valuation allowance necessary at December 31, 2001 or December 31, 2000.


NOTE N - FINANCIAL INSTRUMENTS

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet.

         The Bank's exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank's credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer's creditworthiness through ongoing credit reviews. The Bank generally requires collateral or other security to support commitments to extend credit.

                                                             Contract
                                                              Amount
                                                           December 31,
                                                               2001
                                                           -----------

            Financial instruments whose contract amounts
               represent credit risk:
                  Undisbursed loan commitments             $34,871,600
                  Lines of credit                           27,231,807
                  MasterCard line                            3,143,920
                  Standby letters of credit                  2,736,088
                                                           -----------
                                                           $67,983,415
                                                           ===========

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE N - FINANCIAL INSTRUMENTS (continued)

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial and residential properties.

         Equity reserve and unused credit card lines are additional commitments to extend credit. Many of these customers are not expected to draw down their total lines of credit, and therefore, the total contract amount of these lines does not necessarily represent future cash requirements.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         The following table provides summary information on the estimated fair value of financial instruments at December 31, 2001:

                                                                    Carrying
                                                                     Amount       Fair Value
                                                                  ------------   ------------
            Financial assets
               Cash and cash equivalents                          $ 22,493,099   $ 22,493,099
               Securities available for sale                        65,310,919     65,310,919
               Loans, net                                          288,067,144    287,250,149

            Financial liabilities
               Deposits                                            344,079,326    343,996,484
               Federal funds purchased                               2,100,000      2,100,000

            Off-balance-sheet liabilities
               Undisbursed loan commitments, lines of credit,
                  Mastercard line and standby letters of credit             --        829,593

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE N - FINANCIAL INSTRUMENTS (continued)

         The following table provides summary information on the estimated fair value of financial instruments at December 31, 2000:

                                                                    Carrying
                                                                     Amount       Fair Value
                                                                  ------------   ------------
            Financial assets
               Cash and cash equivalents                          $ 41,752,702   $ 41,752,702
               Securities available for sale                        87,241,009     87,241,009
               Loans, net                                          229,668,543    228,919,748

            Financial liabilities
               Deposits                                            330,456,974    330,316,219

            Off-balance-sheet liabilities
               Undisbursed loan commitments, lines of credit,
                  Mastercard line and standby letters of credit             --        844,654


         The carrying amounts include $1,958,593 of nonaccrual loans (loans that are not accruing interest) at December 31, 2001 only. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate excessive amounts of time and money would be incurred to estimate the fair values of non-performing assets. As such, these assets are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these assets:

                                             2001             2000
                                        -------------    -------------

            Aggregate carrying amount   $   1,958,593    $   1,209,914
            Effective rate                       8.07%           11.10%
            Average term to maturity        32 months          matured


NOTE O - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         Most of the Bank's business activity is with customers located within San Mateo and San Francisco counties. Generally, the loans are secured by assets of the borrowers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Bank does not have significant concentrations of loans to any one industry.

         The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

         The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE P - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are also presented in the following table; dollar amounts in thousand's:

                                                                                         To be well
                                                                                      capitalized under
                                                                  For capital         prompt corrective
                                                Actual         adequacy purposes:     action provisions:
                                           ----------------   --------------------   --------------------
                                            Amount    Ratio    Amount        Ratio    Amount        Ratio
                                           -------   ------   -------       ------   -------       ------
         As of December 31, 2001:
            Total risk-based capital
               (to Risk Weighted Assets)   $49,444   13.98%   $28,271   >    8.0%    $35,339   >   10.0%
                                                                        -                      -

            Tier I capital (to Risk
               Weighted Assets)            $45,901   12.98%   $14,136   >    4.0%    $21,204   >    6.0%
                                                                        -                      -

            Tier I capital (to Average
               Assets)                     $45,901   11.41%   $16,019   >    4.0%    $20,024   >    5.0%
                                                                        -                      -


                                                                                         To be well
                                                                                      capitalized under
                                                                  For capital         prompt corrective
                                                Actual         adequacy purposes:     action provisions:
                                           ----------------   --------------------   --------------------
                                            Amount    Ratio    Amount        Ratio    Amount        Ratio
                                           -------   ------   -------       ------   -------       ------
         As of December 31, 2000:                  (as adjusted)(as adjusted)
            Total risk-based capital
               (to Risk Weighted Assets)   $46,236   15.67%   $23,867   >    8.0%    $29,833   >   10.0%
            Tier I capital (to Risk
               Weighted Assets)            $42,904   14.54%   $11,993   >    4.0%    $17,900   >    6.0%
            Tier I capital (to Average
               Assets)                     $42,904   11.28%   $15,191   >    4.0%    $18,988   >    5.0%

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE Q - STOCK OPTION PLAN

         In 1997, the Bank adopted an incentive employee stock option plan. The plan allows the Bank to grant options to employees of up to 231,525 shares, which includes effect of stock dividends, of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Bank's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                               2001            2000            1999
                                                           -----------     -----------     -----------
                                                                          (as adjusted)
            Net earnings                   As reported     $ 5,236,692     $ 7,127,860     $ 5,217,164
                                           Pro forma       $ 5,229,361     $ 7,122,250     $ 5,210,157

            Basic earnings per share       As reported     $      2.37     $      3.07     $      2.25
                                           Pro forma       $      2.36     $      3.07     $      2.25

            Diluted earnings per share     As reported     $      2.36     $      3.07     $      2.25
                                           Pro forma       $      2.36     $      3.06     $      2.25

         The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted-average assumptions used for grants in 2001; dividend yield of 9 percent for the year; risk-free interest rate of 5.4 percent; expected volatility of 6.8 percent and expected life of 10 years. The assumptions used for grants in 2000; dividend yield of 10 percent for the year; risk-free interest rate of 6.1 percent; expected volatility of 11 percent, and expected life of 10 years. The assumptions used for grants in 1999; dividend yield of 9 percent for the year; risk-free interest rate of
         6.5 percent; expected volatility of 5 percent, and expected life of 10 years.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE Q - STOCK OPTION PLAN (continued)

         A summary of the status of the Bank's fixed stock option plan as of December 31, 2001, 2000 and 1999 is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Shares      Price
                                                             ------    ---------

            Outstanding January 1, 1999                      23,152    $   27.51

            Granted (weighted average fair value of $.42)    24,311    $   22.92
                                                             ------

            Outstanding at December 31, 1999                 47,463    $   25.26

            Granted (weighted average fair value of $.82)    33,074    $   22.73

            Exercised                                           (22)   $   24.13

            Expired/forfeited                               (10,305)   $   24.95
                                                             ------

            Outstanding at December 31, 2000                 70,210    $   24.09

            Granted (weighted average fair value of $.49)    32,776    $   23.86

            Expired/forfeited                                (3,343)   $   24.68
                                                             ------

            Outstanding at December 31, 2001                 99,643    $   24.06
                                                             ======

            Options exercisable at December 31, 2001         27,809    $   24.72

            Options exercisable at December 31, 2000         13,951    $   25.26

            Options exercisable at December 31, 1999          4,631    $   27.58


         The following information applies to options outstanding at December 31, 2001:

            Range of exercise prices                 $ 22.92-27.51

            Options outstanding                           99,643
            Weighted-average remaining
               contractual life (years)                      8.2

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE R - QUARTERLY DATA (UNAUDITED) (IN THOUSANDS)

                                               Quarterly
                                 -------------------------------------    Annual
     2001                         First    Second     Third    Fourth     Total
                                 -------   -------   -------   -------   -------

     Interest income             $ 8,052   $ 8,119   $ 7,928   $ 6,745   $30,844
     Interest expense              2,292     2,239     1,945     1,459     7,935
                                 -------   -------   -------   -------   -------
     Net interest income           5,760     5,880     5,983     5,286    22,909
     Provision for loan losses        75        75        75        75       300
                                 -------   -------   -------   -------   -------
     Net interest income,
        after provision for
        loan losses                5,685     5,805     5,908     5,211    22,609
     Non-interest income             847       712       750       698     3,007
     Non-interest expense          4,239     4,505     4,346     4,821    17,911
                                 -------   -------   -------   -------   -------
     Income before
        income taxes               2,293     2,012     2,312     1,088     7,705
     Provision for
        income taxes                 734       644       740       350     2,468
                                 -------   -------   -------   -------   -------

     Net Earnings                $ 1,559   $ 1,368   $ 1,572   $   738   $ 5,237
                                 =======   =======   =======   =======   =======

     Basic Earnings
        Per Share                $  0.70   $  0.62   $  0.71   $  0.34   $  2.37
     Diluted Earnings
        Per Share                $  0.70   $  0.62   $  0.71   $  0.33   $  2.36


                                               Quarterly
                                 -------------------------------------    Annual
     2000                         First    Second     Third    Fourth     Total
                                 -------   -------   -------   -------   -------
                                                                      (as adjusted)
     Interest income             $ 7,260   $ 7,456   $ 7,935   $ 8,211   $30,862
     Interest expense              1,886     1,903     2,127     2,276     8,192
                                 -------   -------   -------   -------   -------
     Net interest income           5,374     5,553     5,808     5,935    22,670
     Provision for loan losses        87        96        96       146       425
                                 -------   -------   -------   -------   -------
     Net interest income,
        after provision for
        loan losses                5,287     5,457     5,712     5,789    22,245
     Non-interest income           1,377       754       861       789     3,781
     Non-interest expense          3,723     3,831     3,868     4,555    15,977
                                 -------   -------   -------   -------   -------
     Income before
        income taxes               2,941     2,380     2,705     2,023    10,049
     Provision for
        income taxes                 941       762       866       353     2,922
                                 -------   -------   -------   -------   -------

     Net Earnings                $ 2,000   $ 1,618   $ 1,839   $ 1,670   $ 7,127
                                 =======   =======   =======   =======   =======

     Basic Earnings
        Per Share                $  0.86   $  0.70   $  0.79   $  0.72   $  3.07
     Diluted Earnings
        Per Share                $  0.86   $  0.70   $  0.79   $  0.72   $  3.07

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE S - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of 2001, the Bank entered into a Separation Agreement with one of its former officers. The terms of the Separation Agreement provide for salary continuation payments and health benefits for eighteen months commencing November 1, 2001. The Bank recognized a change to earnings of $280,000 for the year ended December 31, 2001 for the former officer's Separation Agreement. The Separation Agreement also provided that the former officer is entitled to receive the early termination benefit as provided for in the Bank Salary Continuation Plan and Deferred Compensation Plan. The amount of the vested accrued liability for the former officer under this plan as of December 31, 2001 was $360,167.

         During the fourth quarter of 2001, the Bank recorded an adjustment to reduce interest income for deferred loan fee amortization of $164,549.


NOTE T - RECENT ACCOUNTING PROUNOUNCEMENTS

         SFAS No. 141, "Business Combinations"
         -------------------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. Intangible assets acquired in a business combination must be recorded separately from goodwill if they meet the explicit criteria in SFAS 141.

         SFAS No. 142, "Goodwill and Other Intangible Assets"
         ----------------------------------------------------

         In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and those intangible assets that have indefinite lives are not amortized. but are tested for impairment annually and whenever there is an impairment indicator. In certain circumstances, goodwill impairment testing need not be done annually. All acquired goodwill must be assigned to reporting units for purposes of impairment testing. The Bank must adopt SFAS 142 as of January 1, 2002.

         SFAS 143, "Accounting for Asset Retirement Obligations"
         -------------------------------------------------------

         In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. When a retirement obligation is initially recognized, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by an amount equal to the liability. The initial recording of the obligation should be at fair market value. The Bank must adopt SFAS 143 as of January 1, 2003, but earlier application is allowed.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


NOTE T - RECENT ACCOUNTING PROUNOUNCEMENTS (continued)

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived
         ----------------------------------------------------------------------
         Assets"
         -------

         In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as well as the provisions of Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance is estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. The Bank must adopt SFAS 144 as of January 1, 2002, except for the disposal provisions, which are immediately effective.

         SOP 01-6, "Accounting by Certain Entities (Including Entities With
         ------------------------------------------------------------------
         Trade Receivables) That Lend to or Finance the Activities of Others"
         --------------------------------------------------------------------

         SOP 01-6 applies to any entity that lends to or finances the activities of others. SOP 01-6 clarifies that the accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. SOP 01-6 also provides for the resolution of accounting differences among various financial institutions for similar transactions. The Bank must adopt SOP 01-6 as of January 1, 2002.

         The Bank does not expect that the adoption of these recent accounting pronouncements to have a material effect on the Bank's financial statements.


NOTE U - PLAN OF REORGANIZATION

         The board of directors of the Bank has authorized a plan of reorganization under which the Bank would become a wholly-owned subsidiary of a newly formed California corporation, FNB Bancorp. In the plan of reorganization, each share of the Bank will be converted into one share of FNB Bancorp common stock on a share-for-share basis. The Bank common stock is currently quoted on the OTC Bulletin Board under the symbol "FNBD.OB". The parties to the plan of reorganization intends to file an application for listing of FNB Bancorp stock on the NASDAQ national market to be effective on or as soon as practicable following the effective date of the reorganization. A special meeting of the shareholders of the Bank will be held on February 27, 2002 to consider and vote on a proposal to approve the plan of reorganization.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         There has been no change in the independent accountants engaged to audit the financial statements of FNB Bancorp and First National Bank during the last two fiscal years ended December 31, 2001. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2001, on any matter of accounting principles, financial statement disclosure, or auditing or procedure.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11. Executive Compensation
-------- ----------------------

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                     PART IV


ITEM 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
-------- -----------------------------------------------------------------

(a)(1)   Financial Statements. Listed and included in Part II, Item 8.

(2)      Financial Statement Schedules. Not applicable.

(3)      Exhibits.


         Exhibit
          Number                        Document Description
         -------    ------------------------------------------------------------

         **2.1 Agreement and Plan of Reorganization between the Registrant and First National Bank of Northern California, dated as of November 1, 2001 (included as Annex A to the proxy statement/prospectus).

         **3.1      Articles of Incorporation of FNB Bancorp.

         **3.2      Bylaws of FNB Bancorp.

         **4.1      Specimen of the Registrant's common stock certificate.

         **10.1 Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California.

         **10.2 Lease agreement dated June 8, 1999, as amended, for Linda Mar Branch Office of First National Bank of Northern California at Linda Mar Shopping Center, Pacifica, California.

         **10.3 Lease agreement dated August 21, 1996, as amended, for Flower Mart Branch Office of First National Bank of Northern California at 640 Brannon Street, Suite 102, San Francisco, California.

         **10.4 Sublease agreement dated February 10, 1997, for San Mateo Branch Office of First National Bank of Northern California at 491 El Camino Real, Suite B, San Mateo, California.

         **10.5 Lease Agreement dated April 13, 2000, for the Business Banking Division of First National Bank of Northern California at 520 South El Camino Real, Suite 430, San Mateo, California.

         **10.6 First National Bank of Northern California 1997 Stock Option Plan.*

         **10.7 Form of Nonstatutory Stock Option Agreement under the First National Bank of Northern California 1997 Stock Option Plan.*

         **10.8(a)  Form of Incentive Stock Option Agreement under the First
                    National Bank of Northern California 1997 Stock Option
                    Plan.*

         **10.8(b)  Form of Incentive Stock Option Agreement (Standard
                    Provisions Under the First National Bank of Northern California 1997 Stock Option Plan.*

         **10.9 First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

         **10.10 First National Bank Deferred Compensation Plan dated November 1, 1997.*

         **10.11 Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

         **10.12 Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 20, 1996.*

         **10.13 Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

         **10.14 Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

         **10.15 Business Loan Agreement, dated August 15, 2001, between FNB Bancorp, as Borrower, and Pacific Coast Bankers' Bank, as Lender, with Promissory Note and related Loan Documents.

         **10.16 Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc. as Lessee, with respect to Redwood City Branch Office.

         **10.17 Note secured by Deed of Trust dated November 26, 1991, and Modification Agreement dated September 1, 1999, between First National Bank of Northern California, as borrower, and Bertha Donati and Julio Donati, as lenders, with respect to the Colma Branch Office of First National Bank of Northern California.

         **10.18 Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

         10.19 First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

         21.1 The Registrant has one subsidiary, First National Bank of Northern California.

         -----------------------

         * Denotes management contracts, compensatory plans or arrangements.

         ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

         (b) Reports on Form 8-K: No reports on Fom 8-K were filed during the last quarter of 2001.

         An Annual Report for the fiscal year ended December 31, 2001, and Notice of Annual Meeting and Proxy Statement for the Company's 2002 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FNB BANCORP

Dated: March 25, 2002                  By: /s/ MICHAEL R. WYMAN
                                           -------------------------------------
                                           Michael R. Wyman
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signature                                Title                            Date
          ---------                                -----                            ----

/s/ MICHAEL R. WYMAN                Director, Chairman and Chief               March 25, 2002
------------------------------      Executive Officer (Principal
Michael R. Wyman                    Executive Officer) and Director


/s/ JAMES B. RAMSEY                 Senior Vice President and Chief            March 25, 2002
------------------------------      Financial Officer (Principal Financial
James B. Ramsey                     Officer and Principal
                                    Accounting Officer)


/s/ THOMAS C. MCGRAW                Director, President  and Chief             March 25, 2002
------------------------------      Operating Officer, Secretary
Thomas C. McGraw


/s/ NEIL J. VANNUCCI                Director                                   March 25, 2002
------------------------------
Neil J. Vannucci


/s/ EDWARD J. WATSON                Director                                   March 25, 2002
------------------------------
Edward J. Watson


/s/ DANIEL J. MODENA                Director                                   March 25, 2002
------------------------------
Daniel J. Modena


/s/ LISA ANGELOT                    Director                                   March 25, 2002
------------------------------
Lisa Angelot

                                  EXHIBIT INDEX


Exhibit
Number                              Description                             Page
-------       -------------------------------------------------------       ----

10.19         First Amendment to Separation Agreement between First          64
              National Bank of Northern California and Paul B. Hogan, dated March 22, 64 2002.


                                                                     Rate Sensitivity Assets/Liabilities
                                                                           As of December 31, 2001

                                              Three         Over Three     Over One         Over           Not
                                              Months        to Twelve    Year Through       Five          Rate-
(Dollars in thousands)                        or Less         Months      Five Years        Years        Sensitive        Total
                                            -----------    -----------    -----------    -----------    -----------    -----------
Interest earnings assets:
  Securities                                $     8,277    $     6,613    $    31,028    $    19,393    $        --    $    65,311
  Loans                                         140,447         85,309         51,846         10,465             --        288,067
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total interest earning assets               148,724         91,922         82,874         29,858             --        353,378
                                            -----------    -----------    -----------    -----------    -----------    -----------
Cash and due from banks                              --             --             --             --         22,493         22,493
Other assets                                         --             --             --             --         21,517         21,517
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total assets                            $   148,724    $    91,922    $    82,874    $    30,476    $    44,010    $   397,388
                                            ===========    ===========    ===========    ===========    ===========    ===========

Interest bearing liabilities:
  Demand, interest bearing                  $    55,357    $        --    $        --    $        --    $        --    $    55,357
  Savings and money market                       98,891             --             --             --             --         98,891
  Time deposits                                  49,961         38,158         13,729             --             --        101,848
  Fed funds purchased and
    other borrowed money                          2,100             --            153             --             --          2,253
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total interest bearing liabilities          206,309         38,158         13,882             --             --        258,349
                                            -----------    -----------    -----------    -----------    -----------    -----------
Noninterest demand deposits                          --             --             --             --         87,983         87,983
Other liabilities                                    --             --             --             --          4,533          4,533
Shareholders' equity                                 --             --             --             --         46,523         46,523
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total liabilities and
       shareholders' equity                 $   206,309    $    38,158    $    13,882    $        --    $   139,039    $   397,388
                                            ===========    ===========    ===========    ===========    ===========    ===========
Interest rate sensitivity GAP               ($   57,585)   $    53,764    $    68,992    $    29,858    ($   95,029)   $         0
                                            ===========    ===========    ===========    ===========    ===========    ===========
Cumulative int rate sensitivity GAP         ($   57,585)   ($    3,821)   $    65,171    $    95,029    $        --    $        --
Cumulative int rate sensitivity GAP ratio        -38.72%         -1.59%         20.14%         26.89%            --             --


Effect Of Changing Prices

         The results of operations and financial conditions presented in this report are based on historical cost information and are not adjusted for the effects of inflation.

         Since the assets and liabilities of banks are primarily monetary in nature(payable in fixed, determinable amounts), the performance of the Bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, increases in the price of goods and services will result in increased operating expenses.

         The following table includes key ratios, including returns on average assets and equity, which show the effect of the significant series of interest rate adjustments throughout 2001 and the effects of noninterest income and expenses.


                                                              Return on Equity and Assets
                                             Key Financial Ratios(ratios are computed on average balances)

                                                                Year Ended December 31,
                                                      2001               2000               1999
                                                   ----------         ----------         ----------
             Return on average assets                 1.34%              1.88%              1.53%

             Return on average equity                11.77%             16.58%             13.99%

             Dividend payout ratio                   43.38%             37.50%             38.55%

             Average equity to assets ratio          11.41%             11.31%             10.96%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------


Interest Rate Risk

         Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or "gaps" occur in the repricing of assets and liabilities within a given time period. Gap analysis is utilized to quantify such mismatches. A "positive" gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period. A "negative" gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

         In general, a financial institution with a positive gap in relevant time periods will benefit from an increase in market interest rates and will experience erosion in net interest income if such rates fall. Likewise, a financial institution with a negative gap in relevant time periods will normally benefit from a decrease in market interest rates and will be adversely affected by an increase in rates. By maintaining a balanced interest rate sensitivity position, where interest rate sensitive assets roughly equal interest sensitive liabilities in relevant time periods, interest rate risk can be limited.

         As a financial institution, the Company's potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those that possess a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

         The Company's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company's performance as compared to Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, and Comptroller. This committee meets monthly to review the Company's lending and deposit-gathering activities, to review competitive interest rates, to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

         The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk management model. With the interest rate risk management model, the Company projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. The Company also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging the Company's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

         Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

         Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2001. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demands deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.

                                                         RATE SENSITIVE GAP
                                                              ANALYSIS
                                                      As of December 31, 2001

                                                       Maturing or repricing
                                ----------------------------------------------------------------
(Dollars in thousands)           Three       Over Three     Over One        Over         Rate
                                 Months       To Twelve      Through        Five       Sensitive
                                 Or Less       Months       Five Years      Years        Total
                                ---------     ---------     ---------     ---------    ---------
Interest earning assets
Securities                      $   8,277     $   6,613     $  31,028     $  19,393    $  65,311
Loans                             140,447        85,309        51,846        10,465      288,067
                                ---------     ---------     ---------     ---------    ---------
Total int earning assets          148,724        91,922        82,874        29,858      353,378
                                ---------     ---------     ---------     ---------    ---------

Interest bearing liabilities:
Demand, interest bearing        $  55,357     $      --     $      --     $      --    $  55,357
Savings & money market             98,891            --            --            --       98,891
Time deposits                      49,961        38,158        13,729            --      101,848
Fed funds purchased and
  other borrowed money              2,100            --           153            --        2,253
                                ---------     ---------     ---------     ---------    ---------
Total int bearing liabilities     206,309        38,158        13,882            --      258,349
                                ---------     ---------     ---------     ---------    ---------

Int rate sensitivity GAP        $ (57,585)    $  53,764     $  68,992     $  29,858    $  95,029
                                =========     =========     =========     =========    =========
Cumulative interest rate
   sensitivity GAP              $ (57,585)    $  (3,821)    $  65,171    $  95,029
Cumulative interest rate
   Sensitivity GAP ratio           (38.72%)       (1.59%)       20.14%       26.89%

         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is an estimate of the Company's net portfolio value at December 31, 2001 (using current discount rates, and an estimate of net interest income for 2002 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2001 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2001 and net interest income for 2001 assuming fluctuations or "rate shocks" of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.


                                                      Market Risk in Securities
(Amounts in thousands)                                   Interest Rate Shock
                                                        At December 31, 2001
Available for Sale securities
                                        Rates Decline                          Rates Increase
                                        -------------                          --------------
Rate change                            (2%)        (1%)       Current        + 1%          + 2%

Unrealized gain (loss)               $3,741      $2,297       $   853      ($  779)      ($2,766)

Change from current                  $2,888      $1,444                    ($1,632)      ($3,619)





                                                  Market Risk on Net Interest Income
(Amounts in thousands)                                  At December 31, 2001

                                        Rates Decline                          Rates Increase
                                        -------------                          --------------
Rate change                            (2%)        (1%)       Current        + 1%          + 2%

Change in net interest income       ($  654)    ($  327)      $22,909       $  261        $  456

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


INDEX TO FINANCIAL STATEMENTS                                              Page
                                                                           ----

Report of Independent Certified Public Accountants......................    36

Balance Sheets, December 31, 2001 and 2000..............................    37

Statements of Earnings for the years ended December 31, 2001,
2000 and 1999...........................................................    38

Statement of Stockholders' Equity and Comprehensive Income for the
years ended December 31, 2001, 2000 and 1999............................    39

Statements of Cash Flows for the years ended December 31, 2001,
2000 and 1999...........................................................    40

Notes to Financial Statements...........................................    41



         All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

               Report Of Independent Certified Public Accountants




Board of Directors
First National Bank of Northern California



We have audited the accompanying balance sheets of First National Bank of Northern California (a National Banking Association) as of December 31, 2001 and 2000, and the related statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First National Bank of Northern California as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP
-----------------------------

San Francisco, California
January 31, 2002

                   First National Bank of Northern California

                                 BALANCE SHEETS

                                  December 31,



                                     ASSETS

                                                               2001           2000
                                                          ------------   ------------
                                                                         (as adjusted)
Cash and due from banks                                   $ 22,493,099   $ 22,712,702
Federal funds sold                                                  --     19,040,000
                                                          ------------   ------------

       Cash and cash equivalents                            22,493,099     41,752,702

Securities available-for-sale                               65,310,919     87,241,009

Loans, net                                                 288,067,144    229,668,543

Bank premises, equipment and leasehold improvements         11,654,532     11,040,132

Accrued interest receivable and other assets                 9,862,084      9,399,416
                                                          ------------   ------------

                                                          $397,387,778   $379,101,802
                                                          ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Demand, noninterest bearing                             $ 87,982,573   $ 89,493,429
  Demand, interest bearing                                  55,357,111     48,840,453
  Savings                                                   98,890,771     88,681,533
  Time                                                     101,848,871    103,441,559
                                                          ------------   ------------

       Total deposits                                      344,079,326    330,456,974

Federal funds purchased                                      2,100,000             --
Accrued expenses and other liabilities                       4,685,862      5,516,824
                                                          ------------   ------------

       Total liabilities                                   350,865,188    335,973,798

Commitments and contingencies                                       --             --

Stockholders' equity
  Common stock, $1.25 par value, authorized 10,000,000
     shares; issued and outstanding 2,318,849 shares in
     2001 and 2,208,658 shares in 2000                       2,898,561      2,760,823
  Additional paid-in capital                                20,496,723     17,810,267
  Retained earnings                                         22,546,095     22,405,755
  Accumulated other comprehensive income                       581,211        151,159
                                                          ------------   ------------

       Total stockholders' equity                           46,522,590     43,128,004
                                                          ------------   ------------

                                                          $397,387,778   $379,101,802
                                                          ============   ============


See accompanying notes to financial statements.

                               First National Bank of Northern California

                                         STATEMENTS OF EARNINGS

                                         Year ended December 31,


                                                                 2001           2000            1999
                                                             ------------   ------------    ------------

                                                                           (as adjusted)
Interest income
  Interest and fees on loans                                 $ 26,024,139   $ 25,811,471    $ 23,542,577
  Interest and dividends on securities                          2,759,851      2,957,290       2,046,493
  Interest on tax-exempt securities                             1,448,895      1,426,724       1,517,210
  Federal funds sold                                              610,701        666,648         480,137
                                                             ------------   ------------    ------------
     Total interest income                                     30,843,586     30,862,133      27,586,417

Interest expense
  Interest on deposits and other                                7,934,658      8,191,525       6,998,861
                                                             ------------   ------------    ------------

       Net interest income                                     22,908,928     22,670,608      20,587,556

Provision for loan losses                                         300,000        425,000         750,000
                                                             ------------   ------------    ------------

       Net interest income after provision for loan losses     22,608,928     22,245,608      19,837,556

Noninterest income
  Service charges                                               1,656,668      1,661,721       1,771,878
  Credit card fees                                                912,708        974,645         761,460
  Gain on sale of bank premises, equipment and
     leasehold improvements                                           336        700,802          11,756
  Gain (loss) on sales of securities                               58,281         (1,425)       (116,651)
  Other                                                           379,366        444,817         356,740
                                                             ------------   ------------    ------------
       Total noninterest income                                 3,007,359      3,780,560       2,785,183

Noninterest expense
  Salaries and employee benefits                               10,531,645      9,453,202       8,588,182
  Occupancy expense                                             1,289,689      1,122,541       1,092,511
  Equipment expense                                             1,736,155      1,452,979       1,419,335
  Advertising expense                                             384,060        427,868         412,891
  Data processing expense                                         329,970        360,038         310,194
  Professional fees                                               731,099        467,723         422,866
  Director expense                                                150,000        132,000         120,000
  Surety insurance                                                303,309        308,873         243,813
  Telephone, postage, supplies                                  1,014,153        972,700         788,904
  Bankcard expenses                                               734,768        692,869         592,637
  Other                                                           706,507        585,894         527,330
                                                             ------------   ------------    ------------
       Total noninterest expense                               17,911,355     15,976,687      14,518,663
                                                             ------------   ------------    ------------

       Earnings before income tax expense                       7,704,932     10,049,481       8,104,076

Income tax expense                                              2,468,240      2,921,621       2,886,912
                                                             ------------   ------------    ------------

       NET EARNINGS                                          $  5,236,692   $  7,127,860    $  5,217,164
                                                             ============   ============    ============

Earnings per share data:
  Basic                                                      $       2.37   $       3.07    $       2.25
                                                             ============   ============    ============
  Diluted                                                    $       2.36   $       3.07    $       2.25
                                                             ============   ============    ============

Weighted average shares outstanding:
  Basic weighted average shares outstanding                     2,214,092      2,319,077       2,319,068
                                                             ============   ============    ============
     Diluted weighted average shares outstanding                2,219,606      2,320,770       2,319,068
                                                             ============   ============    ============

See accompanying notes to financial statements.


                                            First National Bank of Northern California

                                    STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                Three years ended December 31, 2001

                                                                                                       Accumulated
                                                     Common Stock          Additional                     Other
                                Comprehensive --------------------------    Paid-in       Retained    Comprehensive
                                   Income        Shares        Amount       Capital       Earnings        Income          Total
                                ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at January 1, 1999                       2,003,759  $  2,504,699  $ 12,289,893  $ 20,520,524   $    445,624   $ 35,760,740

Comprehensive income:
  Net earnings                  $  5,217,164            --            --            --     5,217,164             --      5,217,164
  Other comprehensive income:
     Unrealized loss on
       securities, net
       of tax of $1,006,783
       and net of
       reclassification
       adjustments                (1,460,589)           --            --            --            --     (1,460,589)    (1,460,589)
                                ------------
  Comprehensive income          $ 11,654,532
                                ============

Cash dividends of $.10 per
  share quarterly                                       --            --            --      (801,504)            --       (801,504)
Cash dividends of $.60 per
  share                                                 --            --            --    (1,202,255)            --     (1,202,255)
Stock dividend of 5%                                99,935       124,919     2,673,261    (2,798,180)            --             --
Cash on fractional share
  related to stock dividend                             --            --            --        (6,919)            --         (6,919)
                                              ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 1999                     2,103,694     2,629,618    14,963,154    20,928,830     (1,014,965)    37,506,637

Comprehensive income:
  Net earnings (as adjusted)    $  7,127,860            --            --            --     7,127,860             --      7,127,860
  Other comprehensive income:
     Unrealized gain on
       securities, net of tax
       of $815,483 and net of
       reclassification
       adjustments                 1,166,124            --            --            --            --      1,166,124      1,166,124
                                ------------
     Comprehensive income       $  8,293,984
                                ============

Cash dividends of $.12 per
   share quarterly                                      --            --            --    (1,009,773)            --     (1,009,773)
Cash dividends of $.75 per
   share                                                --            --            --    (1,656,494)            --     (1,656,494)
Stock dividend of 5%                               104,943       131,179     2,846,579    (2,977,758)            --             --
Cash on fractional shares
  related to stock dividend                             --            --            --        (6,910)            --         (6,910)
Stock options exercised                                 21            26           534            --             --            560
                                              ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2000                     2,208,658     2,760,823    17,810,267    22,405,755        151,159     43,128,004

Comprehensive income:
  Net earnings                  $  5,236,692            --            --            --     5,236,692             --      5,236,692
  Other comprehensive income:
     Unrealized gain on
       securities, net of tax
       of $166,414 and net of
       reclassification
       adjustments                   430,052            --            --            --            --        430,052        430,052
                                ------------
     Comprehensive income       $  5,666,744
                                ============

Cash dividends of $.12 per
  share quarterly                                       --            --            --    (1,060,156)            --     (1,060,156)
Cash dividends of $.52 per
  share                                                 --            --            --    (1,205,801)            --     (1,205,801)
Stock dividend of 5%                               110,191       137,738     2,686,456    (2,824,194)            --             --
Cash on fractional shares
  related to stock dividend                             --            --            --        (6,201)            --         (6,201)
                                              ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2001                     2,318,849  $  2,898,561  $ 20,496,723  $ 22,546,095   $    581,211   $ 46,522,590
                                              ============  ============  ============  ============   ============   ============

See accompanying notes to financial statements.


                                    First National Bank of Northern California

                                             STATEMENTS OF CASH FLOWS

                                             Year ended December 31,

                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------

                                                                                     (as adjusted)
Cash flows from operating activities
  Net earnings                                                       $  5,236,692    $  7,127,860    $  5,217,164
  Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                    1,558,565       1,169,113       1,104,814
       (Gain) loss on sale of securities                                  (58,281)          1,425         116,651
       Gain on sale of bank premises, equipment and
          leasehold improvements                                             (336)       (700,802)        (11,756)
       Provision for loan losses                                          300,000         425,000         750,000
       Deferred taxes                                                    (432,023)       (365,010)       (467,367)
       Changes in assets and liabilities
          Accrued interest receivable and other assets                   (280,415)     (2,005,482)       (763,885)
          Accrued expenses and other liabilities                         (683,372)      1,623,434       1,019,462
                                                                     ------------    ------------    ------------

          Total adjustments                                               404,138         147,678       1,747,919
                                                                     ------------    ------------    ------------

          Net cash provided by operating activities                     5,640,830       7,275,538       6,965,083

Cash flows from investing activities
  Proceeds from matured securities available-for-sale                  22,140,000      16,290,135      34,438,373
  Purchases of securities available-for-sale                          (23,784,135)    (30,892,695)    (26,920,000)
  Proceeds from sale of securities available for sale                  24,235,810              --              --
  Proceeds from matured securities held-to-maturity                            --              --         142,777
  Net (increase) decrease in loans                                    (58,698,601)      6,968,462     (33,927,549)
  Proceeds from sales of bank premises, equipment
     and leasehold improvements                                             8,356       1,005,604          35,730
  Purchases of bank premises, equipment and leasehold improvements     (2,180,985)     (1,415,368)       (595,465)
                                                                     ------------    ------------    ------------

          Net cash used in investing activities                       (38,279,555)     (8,043,862)    (26,826,134)
                                                                     ------------    ------------    ------------

Cash flows from financing activities
  Net increase  in demand and savings deposits                         15,215,040      35,392,894       8,460,522
  Net (decrease) increase in time deposits                             (1,592,688)    (10,297,199)     16,311,649
  Net increase (decrease) in federal funds purchased                    2,100,000              --      (1,000,000)
  Proceeds from exercise of stock options                                      --             560              --
  Dividends paid                                                       (2,272,158)     (2,673,177)     (2,010,678)
  Payments on capital note payable                                        (71,072)        (75,943)        (65,888)
                                                                     ------------    ------------    ------------

          Net cash provided by financing activities                    13,379,122      22,347,135      21,695,605
                                                                     ------------    ------------    ------------

          NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                                          (19,259,603)     21,578,811       1,834,554

Cash and cash equivalents at beginning of year                         41,752,702      20,173,891      18,339,337
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $ 22,493,099    $ 41,752,702    $ 20,173,891
                                                                     ============    ============    ============

Additional cash flow information
  Interest paid                                                      $  8,098,924    $  7,831,528    $  7,004,664
  Income taxes paid                                                  $  2,931,844    $  3,926,812    $  2,638,000

See accompanying notes to financial statements.

                   First National Bank of Northern California

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      First National Bank of Northern California (the Bank) provides traditional banking services in San Mateo and San Francisco counties. The accounting and reporting policies of the Bank conform with accounting principles generally accepted in the United States of America and with prevailing practices within the banking industry. The following is a summary of the significant accounting policies.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $10,573,000 and $9,663,000 in 2001 and 2000, respectively. (See Note C).

      Securities Available-for-Sale
      -----------------------------

      Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as held-to-maturity securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income until realized. Gains and losses on sales of available-for-sale securities are determined using the specific identification method.

      Loans
      -----

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

      The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Management evaluates the adequacy of the Bank's allowance periodically, but at least quarterly, based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      Depreciation and Amortization
      -----------------------------

      Depreciation is provided by the straight-line and double declining balance methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from 3 to 31 years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

      Interest and Fees on Loans
      --------------------------

      Interest is accrued monthly, as earned, on all loans. Management does not recognize interest income on loans if collection of the interest is deemed doubtful. Interest income is recognized using a method that provides a level yield on principal amounts outstanding.

      Loan origination fees and direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loan.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Transfers and Servicing of Financial Assets
      -------------------------------------------

      A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred.

      Servicing rights and other retained interests in the assets sold are recorded by allocating the previous recorded investment between the asset sold and the interest retained based on their relative fair values, at the date of transfer.

      Cash Dividends
      --------------

      Payment of dividends is subject to certain restrictions under the National Banking Laws. The payment of cash dividends in any calendar year is generally limited to the Bank's net earnings for the current and two preceding years.

      Income Taxes
      ------------

      Deferred income taxes are recognized for tax consequences of temporary differences by applying current tax rates to differences between income taxes are accounted for under the assets and liabilities method the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Stock Option Plan
      -----------------

      Statement of Financial Standards (SFAS) No. 123, Accounting for Stock Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, where by compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, the Standard also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Bank's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Bank has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings Per Share
      ------------------

      Earnings per common share (EPS) is computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Retroactive recognition has been given for all periods presented for the issuance of stock dividends.

      Earnings per share have been computed based on the following:

                                                                  Year Ended December 31,
                                                                       (in thousands)
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                        (as adjusted)
            Net earnings                                      $  5,237    $  7,128    $  5,217
                                                              ========    ========    ========

            Average number of shares outstanding                 2,214       2,319       2,319
            Effect of dilutive options                               6           2          --
                                                              --------    --------    --------
            Average number of shares outstanding
               Used to calculate diluted earnings per share      2,220       2,321       2,319
                                                              ========    ========    ========

      Options to purchase 18,811 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on May 13, 2008, were still outstanding at December 31, 2001.

      Use of Estimates
      ----------------

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Values of Financial Instruments
      ------------------------------------

      The notes to financial statements include various estimated fair value information as of December 31, 2001 and 2000. Such information, which pertains to the Bank's financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Bank.

      Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

      Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Loans: Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      Off-balance-sheet instruments: Fair values for the Bank's off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

      Deposit liabilities: The fair values estimated for demand deposits (interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.

      Federal Funds Purchased. The carrying amount of federal funds purchased approximates their fair values.

      Reclassifications
      -----------------

      Certain prior year information has been reclassified to conform to current year presentation.



NOTE B - PRIOR PERIOD ADJUSTMENT

      The net earnings for the year ended December 31, 2000 have been adjusted to record an income tax refund receivable of $341,770. The impact of the adjustment for the year ended December 31, 2000 is as follows:

                                  As Previously
                                     Reported      Adjustment     As Adjusted
                                  -------------   -----------    -------------

      Income tax expense          $   3,263,391   $  (341,770)   $   2,921,621
      Net earnings                    6,786,090       341,770        7,127,860
      Earnings per share:
           Basic                  $        2.93   $      0.14    $        3.07
        Diluted                   $        2.92   $      0.15    $        3.07


NOTE C - RESTRICTED CASH BALANCE

      Cash and due from banks include balances with the Federal Reserve Bank (the "FRB"). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2001 and 2000, the Bank maintained deposits in excess of the FRB reserve requirement.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE D - SECURITIES

      The amortized cost and fair value of securities available-for-sale are as follows:

                                                       Gross           Gross
                                       Amortized     Unrealized      Unrealized         Fair
                                         Cost          Gains           Losses           Value
                                     ------------   ------------    ------------    ------------
      December 31, 2001
         U.S. Treasury Bonds         $  1,000,000   $     28,700    $         --    $  1,028,700
         Obligations of other U.S
           Government Agencies         26,993,571        387,829              --      27,381,400
         Obligations of states and
           political subdivisions      29,118,869        395,532         (53,059)     29,461,342
         Corporate debt                 5,049,080         96,860          (2,541)      5,143,399
         Other securities               2,296,078             --              --       2,296,078
                                     ------------   ------------    ------------    ------------

                                     $ 64,457,598   $    908,921    $    (55,600)   $ 65,310,919
                                     ============   ============    ============    ============


                                                       Gross           Gross
                                       Amortized     Unrealized      Unrealized         Fair
                                         Cost          Gains           Losses           Value
                                     ------------   ------------    ------------    ------------

      December 31, 2000
         U.S. Treasury Bonds         $  3,996,411   $     21,083    $       (145)   $  4,017,349
         Obligations of other U.S.
           Government Agencies         44,690,245        420,152         (70,057)     45,040,340
         Obligations of states and
           political subdivisions      36,650,628        199,522        (313,700)     36,536,450
         Other securities               1,646,870             --              --       1,646,870
                                     ------------   ------------    ------------    ------------

                                     $ 86,984,154   $    640,757    $   (383,902)   $ 87,241,009
                                     ============   ============    ============    ============

      The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Amortized
                                                                   Cost             Fair Value
                                                             ----------------     ---------------
       Available-for-sale
         Due in one year or less                             $     14,691,531     $    14,889,563
         Due after one year through five years                     33,650,419          34,215,710
         Due after five years through ten years                    12,506,579          12,597,634
         Due after ten years                                        3,609,069           3,608,012
                                                             ----------------     ---------------

                                                             $     64,457,598     $    65,310,919
                                                             ================     ===============

      For the years ended December 31, 2001, 2000, and 1999, gross realized gains amounted to $284,383, $19,897 and $11,691, respectively. For the years ended December 31, 2001, 2000, and 1999, gross realized losses amounted to $226,102, $21,322 and $128,342, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to ($16,319), $470 and $41,994, respectively in 2001, 2000, and 1999.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999


Note D - SECURITIES (continued)

      At December 31, 2001 and 2000, securities with an amortized cost and fair value of $42,840,191 and $42,960,774 and $39,454,662 and $39,614,400,
      respectively, were pledged as collateral for public deposits and for other purposes as required by law.

      As of December 31, 2001 and 2000, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $617,150. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.



NOTE E - LOANS

      Loans are summarized as follows at December 31:

                                                2001                 2000
                                          ----------------     ---------------

           Commercial                     $     58,894,997     $    52,453,783
           Real estate                         180,963,944         115,774,816
           Construction                         28,761,207          40,020,718
           Installment                          24,840,817          25,987,516
                                          ----------------     ---------------
                                               293,460,965         234,236,833
           Allowance for loan losses            (3,543,025)         (3,331,918)
           Net deferred loan fees               (1,850,796)         (1,236,372)
                                          ----------------     ---------------

                                          $    288,067,144     $   229,668,543
                                          ================     ===============

      The Bank had total impaired loans of $1,958,593 and $1,209,914 at December 31, 2001 and 2000, respectively. The allowance for loan losses, which relate to all impaired loans, was $224,698 and $57,712 as of December 31, 2001 and 2000 respectively. There were no impaired loans without a valuation allowance as of December 31, 2001 and 2000. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $1,963,484, $1,197,177 and $1,259,820, respectively. Interest income on impaired loans of $31,622, $0 and $696,984 was recognized for cash payments received in 2001, 2000 and 1999, respectively.



NOTE F - ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses are summarized as follows at December 31:

                                               2001           2000           1999
                                           -----------    -----------    -----------

          Balance, beginning of year       $ 3,331,918    $ 2,920,294    $ 2,223,756
          Loans charged off                    (94,010)       (22,727)       (65,996)
          Recoveries                             5,117          9,351         12,534
                                           -----------    -----------    -----------
            Net loans charged off              (88,893)       (13,376)       (53,462)
          Provision for loan losses            300,000        425,000        750,000
                                           -----------    -----------    -----------

                    Balance, end of year   $ 3,543,025    $ 3,331,918    $ 2,920,294
                                           ===========    ===========    ===========

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE G - RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following is the activities of loans to such parties in 2001:


           Balance, beginning of year                  $      3,758,044
           Additions                                          2,021,435
           Repayments                                          (242,233)
                                                       ----------------

           Balance, end of year                        $      5,537,246
                                                       ================


NOTE H - BANK PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

                                                          2001             2000
                                                      ------------    ------------

          Buildings                                   $  6,704,954    $  6,703,431
          Equipment                                      5,992,319       7,244,108
          Leasehold improvements                           545,980         202,326
                                                      ------------    ------------
                                                        13,243,253      14,149,865
          Accumulated depreciation and amortization     (5,576,424)     (7,097,436)
                                                      ------------    ------------
                                                         7,666,829       7,052,429
          Land                                           3,987,703       3,987,703
                                                      ------------    ------------

                                                      $ 11,654,532    $ 11,040,132
                                                      ============    ============


      During 2001, the Bank purchased computer hardware and software equipment to convert its accounting system and related application systems. Because of difficulties encountered upon conversion and lack of functionality of the new software equipment the Bank evaluated these assets for impairment. No impairment loss was recognized. The Bank however revised its estimate of useful life on the software. Depreciation expense on the software with an original purchase price of approximately $675,000 was approximately $336,000 for the year ended December 31, 2001. The Bank plans to convert back to its previous accounting and related application systems by March 31, 2002.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE I - DEPOSITS

      The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000, was $45,899,030 and $51,561,395 at December 31,
      2001 and 2000, respectively.

      At December 31, 2001, the scheduled maturities of time certificates are as follows:

                2002                                    $   88,255,549
                2003                                         6,435,097
                2004                                         7,072,903
                2005                                            85,322
                                                        --------------

                                                        $  101,848,871
                                                        ==============


NOTE J - COMMITMENTS AND CONTINGENCIES

      The Bank leases a portion of its facilities and equipment under noncancellable leases expiring at various dates through 2009. Some of the operating leases provide that the Bank pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

      The minimum rental commitments under the operating leases are as follows:

           Year ending December 31,
           ------------------------

                2002                                    $      358,613
                2003                                           312,407
                2004                                           169,484
                2005                                           171,835
                Thereafter                                     294,938
                                                        --------------

                                                        $    1,307,277
                                                        ==============

      Total rent expense for all operating leases was $414,462, $315,510 and $270,849, in 2001, 2000 and 1999, respectively.

      The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect of the Bank's financial statements.



NOTE K - BANK SAVINGS PLAN

      The Bank maintains a salary deferral 401(k) plan covering substantially all employees known as the First National Bank Savings Plan (the Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2001, 2000 and 1999 was $524,250, $750,000 and $374,490, respectively.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE L - SALARY CONTINUATION AND DEFERRED COMPENSATION PLANS

      The Bank maintains a Salary Continuation Plan and Deferred Compensation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Salary Continuation Plan expense for the years ended December 31, 2001, 2000 and 1999 was $215,904, $220,977, and $316,412, respectively.

      The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment.



NOTE M - INCOME TAXES

      The provision for income taxes for the years ended December 31, consists of the following:

                                     2001          2000           1999
                                 -----------   -----------    -----------
                                              (as adjusted)
          Current
             Federal             $ 1,640,080   $ 2,704,592    $ 2,663,890
             State                   396,137       582,039        690,389
          Deferred
             Federal                 351,679      (368,667)      (542,145)
             State                    80,344         3,657         74,778
                                 -----------   -----------    -----------

                                 $ 2,468,240   $ 2,921,621    $ 2,886,912
                                 ===========   ===========    ===========

      The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                   2001            2000            1999
                                               -----------     -----------     -----------
                                                                (as adjusted)
      Statutory rates                                 34.0%           34.0%           34.0%
      Increase (decrease) resulting from:
        Effect of tax-exempt income                   (6.1)%          (4.7)%          (6.4)%
        State income taxes                             4.4%            4.2%            6.2%
        Tax refund                                      --%           (3.9)%          (1.2)%
        Other, net                                    (0.3)%          (0.6)%           3.0%
                                               -----------     -----------     -----------

      Effective rate                                  32.0%           29.0%           35.6%
                                               ===========     ===========     ===========

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE M - INCOME TAXES (continued)

      The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                  December 31,
                                                            -----------------------
                                                               2001         2000
                                                            ----------   ----------
          Deferred tax assets
            Allowance for loan losses                       $1,436,205   $1,218,294

            Capitalized interest on buildings                   38,203       37,108
            Various accruals                                   888,263      883,253
                                                            ----------   ----------
            Total deferred tax assets                        2,362,671    2,138,655
          Deferred tax liabilities
            State income taxes                                 289,623      157,853
            Unrealized appreciation of available-for-sale
               securities                                      351,180      105,757
            Low-Income Housing Investment Credits              392,038           --
            Depreciation                                       282,005      395,197
                                                            ----------   ----------
            Total deferred tax liabilities                   1,314,846      658,807
                                                            ----------   ----------

          Net deferred tax asset                            $1,047,825   $1,479,848
                                                            ==========   ==========


      There was no valuation allowance necessary at December 31, 2001 or December 31, 2000.



NOTE N - FINANCIAL INSTRUMENTS

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet.

      The Bank's exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank's credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer's creditworthiness through ongoing credit reviews. The Bank generally requires collateral or other security to support commitments to extend credit.

                                                                 Contract
                                                                  Amount
                                                               December 31,
                                                                   2001
                                                              --------------
           Financial instruments whose contract amounts
             represent credit risk:
                Undisbursed loan commitments                  $   34,871,600
                Lines of credit                                   27,231,807
                MasterCard line                                    3,143,920
                Standby letters of credit                          2,736,088
                                                              --------------
                                                              $   67,983,415
                                                              ==============

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE N - FINANCIAL INSTRUMENTS (continued)

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial and residential properties.

      Equity reserve and unused credit card lines are additional commitments to extend credit. Many of these customers are not expected to draw down their total lines of credit, and therefore, the total contract amount of these lines does not necessarily represent future cash requirements.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      The following table provides summary information on the estimated fair value of financial instruments at December 31, 2001:

                                                                 Carrying
                                                                  Amount       Fair Value
                                                               ------------   ------------
          Financial assets
             Cash and cash equivalents                         $ 22,493,099   $ 22,493,099
             Securities available for sale                       65,310,919     65,310,919
             Loans, net                                         288,067,144    287,250,149

          Financial liabilities
             Deposits                                           344,079,326    343,996,484
             Federal funds purchased                              2,100,000      2,100,000

          Off-balance-sheet liabilities
             Undisbursed loan commitments, lines of credit,
               Mastercard line and standby letters of credit             --        829,593

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE N - FINANCIAL INSTRUMENTS (continued)

      The following table provides summary information on the estimated fair value of financial instruments at December 31, 2000:

                                                                 Carrying
                                                                  Amount       Fair Value
                                                               ------------   ------------
          Financial assets
             Cash and cash equivalents                         $ 41,752,702   $ 41,752,702
             Securities available for sale                       87,241,009     87,241,009
             Loans, net                                         229,668,543    228,919,748

          Financial liabilities
             Deposits                                           330,456,974    330,316,219

          Off-balance-sheet liabilities
             Undisbursed loan commitments, lines of credit,
               Mastercard line and standby letters of credit             --        844,654


      The carrying amounts include $1,958,593 of nonaccrual loans (loans that are not accruing interest) at December 31, 2001 only. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate excessive amounts of time and money would be incurred to estimate the fair values of non-performing assets. As such, these assets are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these assets:

                                                   2001               2000
                                              --------------     -------------

          Aggregate carrying amount           $    1,958,593     $   1,209,914
          Effective rate                                8.07%            11.10%
          Average term to maturity                 32 months           matured



NOTE O - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

      Most of the Bank's business activity is with customers located within San Mateo and San Francisco counties. Generally, the loans are secured by assets of the borrowers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Bank does not have significant concentrations of loans to any one industry.

      The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

      The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE P - REGULATORY MATTERS

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios are also presented in the following table; dollar amounts in thousand's:


                                                                                                               To be well
                                                                                                            capitalized under
                                                                                 For capital                prompt corrective
                                                      Actual                  adequacy purposes:            action provisions:
                                            --------------------------   ---------------------------   ---------------------------
                                                Amount        Ratio         Amount          Ratio         Amount          Ratio
                                            ------------   -----------   ------------    -----------   ------------    -----------
        As of December 31, 2001:
           Total risk-based capital
             (to Risk Weighted Assets)        $  49,444          13.98%    $  28,271   >         8.0%    $  35,339   >        10.0%
                                                                                       -                             -
           Tier I capital (to Risk
             Weighted Assets)                 $  45,901          12.98%    $  14,136   >         4.0%    $  21,204   >         6.0%
                                                                                       -                             -
           Tier I capital (to Average
             Assets)                          $  45,901          11.41%    $  16,019   >         4.0%    $  20,024   >         5.0%
                                                                                       -                             -


                                                                                                               To be well
                                                                                                            capitalized under
                                                                                 For capital                prompt corrective
                                                      Actual                  adequacy purposes:            action provisions:
                                            --------------------------   ---------------------------   ---------------------------
                                                Amount        Ratio         Amount          Ratio         Amount          Ratio
                                            ------------   -----------   ------------    -----------   ------------    -----------
        As of December 31, 2000:            (as adjusted) (as adjusted)
           Total risk-based capital
             (to Risk Weighted Assets)        $   46,236         15.67%    $   23,867  >         8.0%    $   29,833  >        10.0%
           Tier I capital (to Risk
             Weighted Assets)                 $   42,904         14.54%    $   11,993  >         4.0%    $   17,900  >         6.0%
           Tier I capital (to Average
             Assets)                          $   42,904         11.28%    $   15,191  >         4.0%    $   18,988  >         5.0%

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE Q - STOCK OPTION PLAN

      In 1997, the Bank adopted an incentive employee stock option plan. The plan allows the Bank to grant options to employees of up to 231,525 shares, which includes effect of stock dividends, of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Bank's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                                   2001             2000             1999
                                                               ------------     ------------     ------------
                                                                               (as adjusted)
           Net earnings                    As reported         $  5,236,692     $  7,127,860     $  5,217,164
                                           Pro forma           $  5,229,361     $  7,122,250     $  5,210,157

           Basic earnings per share        As reported         $       2.37     $       3.07     $       2.25
                                           Pro forma           $       2.36     $       3.07     $       2.25

           Diluted earnings per share      As reported         $       2.36     $       3.07     $       2.25
                                           Pro forma           $       2.36     $       3.06     $       2.25

      The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted-average assumptions used for grants in 2001; dividend yield of 9 percent for the year; risk-free interest rate of 5.4 percent; expected volatility of 6.8 percent and expected life of 10 years. The assumptions used for grants in 2000; dividend yield of 10 percent for the year; risk-free interest rate of 6.1 percent; expected volatility of 11 percent, and expected life of 10 years. The assumptions used for grants in 1999; dividend yield of 9 percent for the year; risk-free interest rate of 6.5 percent; expected volatility of 5 percent, and expected life of 10 years.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE Q - STOCK OPTION PLAN (continued)

      A summary of the status of the Bank's fixed stock option plan as of December 31, 2001, 2000 and 1999 is presented below:

                                                                         Weighted
                                                                         Average
                                                                         Exercise
                                                            Shares        Price
                                                          ----------    ----------
          Outstanding January 1, 1999                         23,152    $    27.51

          Granted (weighted average fair value of $.42)       24,311    $    22.92
                                                          ----------

          Outstanding at December 31, 1999                    47,463    $    25.26

          Granted (weighted average fair value of $.82)       33,074    $    22.73

          Exercised                                              (22)   $    24.13

          Expired/forfeited                                  (10,305)   $    24.95
                                                          ----------

          Outstanding at December 31, 2000                    70,210    $    24.09

          Granted (weighted average fair value of $.49)       32,776    $    23.86

          Expired/forfeited                                   (3,343)   $    24.68
                                                          ----------

          Outstanding at December 31, 2001                    99,643    $    24.06
                                                          ==========

          Options exercisable at December 31, 2001            27,809    $    24.72

          Options exercisable at December 31, 2000            13,951    $    25.26

          Options exercisable at December 31, 1999             4,631    $    27.58


      The following information applies to options outstanding at December 31, 2001:

                                         Range of exercise prices  $ 22.92-27.51

          Options outstanding                             99,643
          Weighted-average remaining
             contractual life (years)                        8.2

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE R - QUARTERLY DATA (UNAUDITED) (in thousands)


                                                   Quarterly
                                  --------------------------------------------     Annual
      2001                         First       Second      Third       Fourth      Total
                                  --------    --------    --------    --------    --------
      Interest income             $  8,052    $  8,119    $  7,928    $  6,745    $ 30,844
      Interest expense               2,292       2,239       1,945       1,459       7,935
                                  --------    --------    --------    --------    --------
      Net interest income            5,760       5,880       5,983       5,286      22,909
      Provision for loan losses         75          75          75          75         300
                                  --------    --------    --------    --------    --------
      Net interest income,
        after provision for
        loan losses                  5,685       5,805       5,908       5,211      22,609
      Non-interest income              847         712         750         698       3,007
      Non-interest expense           4,239       4,505       4,346       4,821      17,911
                                  --------    --------    --------    --------    --------
      Income before
        income taxes                 2,293       2,012       2,312       1,088       7,705
      Provision for
        income taxes                   734         644         740         350       2,468
                                  --------    --------    --------    --------    --------

      Net Earnings                $  1,559    $  1,368    $  1,572    $    738    $  5,237
                                  ========    ========    ========    ========    ========

      Basic Earnings
        Per Share                 $   0.70    $   0.62    $   0.71    $   0.34    $   2.37
      Diluted Earnings
        Per Share                 $   0.70    $   0.62    $   0.71    $   0.33    $   2.36


                                                   Quarterly
                                  --------------------------------------------     Annual
      2000                         First       Second      Third       Fourth      Total
                                  --------    --------    --------    --------    --------
                                                                                (as adjusted)
      Interest income             $  7,260    $  7,456    $  7,935    $  8,211    $ 30,862
      Interest expense               1,886       1,903       2,127       2,276       8,192
                                  --------    --------    --------    --------    --------
      Net interest income            5,374       5,553       5,808       5,935      22,670
      Provision for loan losses         87          96          96         146         425
                                  --------    --------    --------    --------    --------
      Net interest income,
        after provision for
        loan losses                  5,287       5,457       5,712       5,789      22,245
      Non-interest income            1,377         754         861         789       3,781
      Non-interest expense           3,723       3,831       3,868       4,555      15,977
                                  --------    --------    --------    --------    --------
      Income before
        income taxes                 2,941       2,380       2,705       2,023      10,049
      Provision for
        income taxes                   941         762         866         353       2,922
                                  --------    --------    --------    --------    --------

      Net Earnings                $  2,000    $  1,618    $  1,839    $  1,670    $  7,127
                                  ========    ========    ========    ========    ========

      Basic Earnings
        Per Share                 $   0.86    $   0.70    $   0.79    $   0.72    $   3.07
      Diluted Earnings
        Per Share                 $   0.86    $   0.70    $   0.79    $   0.72    $   3.07

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE S - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of 2001, the Bank entered into a Separation Agreement with one of its former officers. The terms of the Separation Agreement provide for salary continuation payments and health benefits for eighteen months commencing November 1, 2001. The Bank recognized a change to earnings of $280,000 for the year ended December 31, 2001 for the former officer's Separation Agreement. The Separation Agreement also provided that the former officer is entitled to receive the early termination benefit as provided for in the Bank Salary Continuation Plan and Deferred Compensation Plan. The amount of the vested accrued liability for the former officer under this plan as of December 31, 2001 was $360,167.

      During the fourth quarter of 2001, the Bank recorded an adjustment to reduce interest income for deferred loan fee amortization of $164,549.



NOTE T - RECENT ACCOUNTING PROUNOUNCEMENTS

      SFAS No. 141, "Business Combinations"
      -------------------------------------

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. Intangible assets acquired in a business combination must be recorded separately from goodwill if they meet the explicit criteria in SFAS 141.

      SFAS No. 142, "Goodwill and Other Intangible Assets"In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and those intangible assets that have indefinite lives are not amortized. but are tested for impairment annually and whenever there is an impairment indicator. In certain circumstances, goodwill impairment testing need not be done annually. All acquired goodwill must be assigned to reporting units for purposes of impairment testing. The Bank must adopt SFAS 142 as of January 1, 2002.

      SFAS 143, "Accounting for Asset Retirement Obligations"
      -------------------------------------------------------

      In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. When a retirement obligation is initially recognized, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by an amount equal to the liability. The initial recording of the obligation should be at fair market value. The Bank must adopt SFAS 143 as of January 1, 2003, but earlier application is allowed.

                   First National Bank of Northern California

                        December 31, 2001, 2000 and 1999



NOTE T - RECENT ACCOUNTING PROUNOUNCEMENTS (continued)

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets"

      In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as well as the provisions of Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance is estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. The Bank must adopt SFAS 144 as of January 1, 2002, except for the disposal provisions, which are immediately effective.

      SOP 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others"

      SOP 01-6 applies to any entity that lends to or finances the activities of others. SOP 01-6 clarifies that the accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. SOP 01-6 also provides for the resolution of accounting differences among various financial institutions for similar transactions. The Bank must adopt SOP 01-6 as of January 1, 2002.

      The Bank does not expect that the adoption of these recent accounting pronouncements to have a material effect on the Bank's financial statements.



NOTE U - PLAN OF REORGANIZATION

      The board of directors of the Bank has authorized a plan of reorganization under which the Bank would become a wholly-owned subsidiary of a newly formed California corporation, FNB Bancorp. In the plan of reorganization, each share of the Bank will be converted into one share of FNB Bancorp common stock on a share-for-share basis. The Bank common stock is currently quoted on the OTC Bulletin Board under the symbol "FNBD.OB". The parties to the plan of reorganization intends to file an application for listing of FNB Bancorp stock on the NASDAQ national market to be effective on or as soon as practicable following the effective date of the reorganization. A special meeting of the shareholders of the Bank will be held on February 27, 2002 to consider and vote on a proposal to approve the plan of reorganization.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

           The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

           The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

           The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

           The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
--------   -----------------------------------------------------------------


(a)(1)     Financial Statements. Listed and included in Part II, Item 8.

(2)        Financial Statement Schedules.  Not applicable.

(3)        Exhibits.


            Exhibit
            Number                      Document Description
           ----------   --------------------------------------------------------

               **2.1 Agreement and Plan of Reorganization between the Registrant and First National Bank of Northern California, dated as of November 1, 2001 (included as Annex A to the proxy statement/prospectus).

               **3.1      Articles of Incorporation of FNB Bancorp.

               **3.2      Bylaws of FNB Bancorp.

               **4.1      Specimen of the Registrant's common stock certificate.

              **10.1 Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California.

              **10.2 Lease agreement dated June 8, 1999, as amended, for Linda Mar Branch Office of First National Bank of Northern California at Linda Mar Shopping Center, Pacifica, California.

              **10.3 Lease agreement dated August 21, 1996, as amended, for Flower Mart Branch Office of First National Bank of Northern California at 640 Brannon Street, Suite 102, San Francisco, California.

              **10.4 Sublease agreement dated February 10, 1997, for San Mateo Branch Office of First National Bank of Northern California at 491 El Camino Real, Suite B, San Mateo, California.

              **10.5 Lease Agreement dated April 13, 2000, for the Business Banking Division of First National Bank of Northern California at 520 South El Camino Real, Suite 430, San Mateo, California.

              **10.6 First National Bank of Northern California 1997 Stock Option Plan.*

              **10.7 Form of Nonstatutory Stock Option Agreement under the First National Bank of Northern California 1997 Stock Option Plan.*

              **10.8(a)   Form of Incentive Stock Option Agreement under the
                          First National Bank of Northern California 1997 Stock
                          Option Plan.*

              **10.8(b)   Form of Incentive Stock Option Agreement (Standard
                          Provisions Under the First National Bank of Northern
                          California 1997 Stock Option Plan.*

              **10.9 First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

              **10.10 First National Bank Deferred Compensation Plan dated November 1, 1997.*

              **10.11 Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

              **10.12 Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 20, 1996.*

              **10.13 Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

              **10.14 Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

              **10.15 Business Loan Agreement, dated August 15, 2001, between FNB Bancorp, as Borrower, and Pacific Coast Bankers' Bank, as Lender, with Promissory Note and related Loan Documents.

              **10.16 Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc. as Lessee, with respect to Redwood City Branch Office.

              **10.17 Note secured by Deed of Trust dated November 26, 1991, and Modification Agreement dated September 1, 1999, between First National Bank of Northern California, as borrower, and Bertha Donati and Julio Donati, as lenders, with respect to the Colma Branch Office of First National Bank of Northern California.

              **10.18 Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

                10.19 First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

                 21.1 The Registrant has one subsidiary, First National Bank of Northern California.

           -----------------------
      *  Denotes management contracts, compensatory plans or arrangements.

      ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

(b)   Reports on Form 8-K:   No reports on Fom 8-K were filed during the last
quarter of 2001.

         An Annual Report for the fiscal year ended December 31, 2001, and Notice of Annual Meeting and Proxy Statement for the Company's 2002 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FNB BANCORP



Dated:  March 25, 2002                 By: /s/ MICHAEL R. WYMAN
                                           -------------------------------------
                                           Michael R. Wyman
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


           Signature                             Title                                    Date
           ---------                             -----                                    ----
/s/ MICHAEL R. WYMAN               Director, Chairman and Chief Executive            March 25, 2002
----------------------------       Officer (Principal Executive Officer) and
Michael R. Wyman                   Director


/s/ JAMES B. RAMSEY                Senior Vice President and Chief Financial         March 25, 2002
----------------------------       Officer (Principal Financial Officer and
James B. Ramsey                    Principal Accounting Officer)


/s/ THOMAS C. MCGRAW               Director, President and Chief Operating           March 25, 2002
----------------------------       Officer, Secretary
Thomas C. McGraw


/s/ NEIL J. VANNUCCI               Director                                          March 25, 2002
----------------------------
Neil J. Vannucci


/s/ EDWARD J. WATSON               Director                                          March 25, 2002
----------------------------
Edward J. Watson


/s/ DANIEL J. MODENA               Director                                          March 25, 2002
----------------------------
Daniel J. Modena


/s/ LISA ANGELOT                   Director                                          March 25, 2002
----------------------------
Lisa Angelot

                                  EXHIBIT INDEX



    Exhibit
    Number                         Description                              Page
  -----------        ------------------------------------------------       ----

     10.19           First Amendment to Separation Agreement between         64
                     First National Bank of Northern California and
                     Paul B. Hogan, dated March 22, 2002.