Form 10-Q
period 2002-03-31
FNB BANCORP/CA/
filed 2002-05-15
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002
                  ---------------------------------------------


                                   FNB BANCORP
             (Exact name of registrant as specified in its charter)


                                   California
                 (State or other jurisdiction of incorporation)


          000-49693                                    92-2115369
   (Commission File Number)                 (IRS Employer Identification No.)


975 El Camino Real, South San Francisco, California          94080
     (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (650) 588-6800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of May 10, 2002: 2,318,849 shares.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                     ASSETS

                                                               March 31     December 31
                                                                 2002          2001
                                                               ---------     ---------
                                                              (UNAUDITED)
Cash and due from banks                                        $  18,465     $  22,493
Federal funds sold                                                18,110             -
                                                               ---------     ---------

     Cash and cash equivalents                                    36,575        22,493

Securities available-for-sale                                     63,674        65,311
Loans, net                                                       290,447       288,067
Premises and equipment, net                                       11,528        11,655
Accrued interest receivable and other assets                       9,751         9,862
                                                               ---------     ---------

                                                               $ 411,975     $ 397,388
                                                               =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                   $  85,633     $  87,982
 Demand, interest bearing                                         61,410        55,357
 Savings and money market                                        114,582        98,891
 Time                                                            100,341       101,849
                                                               ---------     ---------

     Total deposits                                              361,966       344,079

Federal funds purchased                                                -         2,100
Accrued expenses and other liabilities                             3,142         4,686
                                                               ---------     ---------

     Total liabilities                                           365,108       350,865

Stockholders' equity
 Preferred stock, no par value, authorized 5,000,000
   shares, issued and outstanding - none                               -             -
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,318,849 shares at March 31, 2002
   and December 31, 2001                                          23,396        23,396
 Retained earnings                                                23,034        22,546
 Accumulated other comprehensive income                              437           581
                                                               ---------     ---------

     Total stockholders' equity                                   46,867        46,523
                                                               ---------     ---------

     Total liabilities and stockholders' equity                $ 411,975     $ 397,388
                                                               =========     =========

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                        Three months ended
                                                              March 31,
                                                         2002          2001
                                                      ----------   ----------
Interest income:
 Interest and fees on loans                           $    5,690   $    6,527
 Interest on securities                                      445          800
 Interest on tax-exempt securities                           341          397
 Federal funds sold                                           52          328
                                                      ----------   ----------
   Total interest income                                   6,528        8,052

Interest expense:
 Interest on deposits                                      1,158        2,290
 Other                                                         9            2
                                                      ----------   ----------
   Total interest expense                                  1,167        2,292

   Net interest income                                     5,361        5,760

Provision for loan losses                                     75           75
                                                      ----------   ----------

Net interest income after provision for loan losses        5,286        5,685

Noninterest income:
 Service charges                                             407          415
 Credit card fees                                            217          226
 Gain on sales of securities                                   -           52
 Other income                                                 62          154
                                                      ----------   ----------
   Total noninterest income                                  686          847

Noninterest expense:
 Salaries and employee benefits                            2,643        2,589
 Occupancy expense                                           326          305
 Equipment expense                                           758          349
 Professional fees                                           247          123
 Telephone, postage and supplies                             254          223
 Bankcard expenses                                           185          149
 Other expense                                               457          501
                                                      ----------   ----------
   Total noninterest expense                               4,870        4,239
                                                      ----------   ----------

   Earnings before income tax expense                      1,102        2,293

Income tax expense                                           336          734
                                                      ----------   ----------

   NET EARNINGS                                       $      766   $    1,559
                                                      ==========   ==========
Earnings per share data:
 Basic                                                $     0.33   $     0.70
                                                      ==========   ==========
 Diluted                                              $     0.33   $     0.70
                                                      ==========   ==========
Weighted average shares outstanding:
 Basic                                                 2,318,849    2,214,992
                                                      ==========   ==========
 Diluted                                               2,328,474    2,219,606
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                     Three months ended
                                                                          March 31
                                                                      2002        2001
                                                                    --------    --------
Cash flow from operating activities
 Net earnings                                                       $    766    $  1,559
 Adjustments to reconcile net earnings to net cash provided by operating activities
   Depreciation and amortization                                         577         234
   (Gain) on sale of securities                                            -         (52)
   Provision for loan losses                                              75          75
   Changes in assets and liabilities
    Accrued interest receivable and other assets                         111         175
    Accrued expenses and other liabilities                              (163)      1,275
                                                                    --------    --------

    Total adjustments                                                    600       1,707
                                                                    --------    --------

    Net cash provided by operating activities                          1,366       3,266

Cash flows from investing activities
 Purchase of securities available-for-sale                           (13,357)    (10,880)
 Proceeds from matured/called/securities available-for-sale           14,753      15,191
 Net (increase) in loans                                              (2,455)    (20,060)
 Purchases of bank premises, equipment, leasehold improvements          (453)     (1,115)
                                                                    --------    --------

    Net cash used in investing activities                             (1,512)    (16,864)

Cash flows from financing activities
 Net increase in demand and savings deposits                          19,395       8,851
 Net (decrease) increase in time deposits                             (1,508)      2,321
 Net decrease in federal funds purchased                              (2,100)          -
 Dividends paid                                                       (1,484)     (1,921)
  Payments on capital note payable                                       (75)        (71)
                                                                    --------    --------

    Net cash provided by financing activities                         14,228       9,180
                                                                    --------    --------
    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 14,082      (4,418)

Cash and cash equivalents at beginning of year                        22,493      41,753
                                                                    --------    --------

Cash and cash equivalents at end of year                            $ 36,575    $ 37,335
                                                                    ========    ========

Additional cash flow information
 Interest paid                                                      $  1,463    $  2,299
 Income taxes paid                                                  $      -    $      -

See accompanying notes to consolidated financial statements.

NOTE A - BASIS OF PRESENTATION

FNB Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the Bank). The Bank provides traditional banking services in San Mateo and San Francisco counties.

The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the "Plan of Reorganization") for this purpose, and the shareholders of the Bank approved the Plan of Reorganization at a Special Meeting of the Shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters' rights of appraisal have been properly exercised) was converted into one share of the common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company common stock. The change in capital structure has been included for all periods presented.

Significant intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

Results of operations for interim periods are not necessarily indicative of results for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards 143 "Accounting for Retirement Obligations"

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

The Company does not expect that the adoption of this recent accounting pronouncements to have a material effect of the Company's financial statements.

In 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill and those intangible assets that have indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator. The adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements.

In 2002, the Company also adopted SFAS 144. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of," changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.

NOTE B - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                    March 31,   December 31,
                                      2002          2001
(In thousands)                    -----------   -----------
Real Estate                       $   213,434   $   217,604
Construction                           34,869        34,062
Commercial                             44,836        39,195
Consumer                                2,785         2,600
                                  -----------   -----------
 Gross loans                          295,924       293,461
Net deferred loan fees                 (1,878)       (1,851)
Allowance for loan losses              (3,599)       (3,543)
                                  -----------   -----------

 Net loans                        $   290,447   $   288,067
                                  ===========   ===========

NOTE C - EARNINGS PER SHARE CALCULATION

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

Earnings per share have been computed based on the following (dollars in thousands):

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                        2002              2001
                                                                     ----------        ----------
Net earnings                                                         $      766        $    1,559

Average number of shares outstanding                                  2,318,849         2,214,992
Effect of dilutive options                                                9,625             4,614
                                                                     ----------        ----------
Average number of shares outstanding used to calculate diluted
earnings per share                                                    2,328,474         2,219,606
                                                                     ==========        ==========

Options to purchase 17,086 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options which expire on May 31, 2008, were still outstanding as of March 31, 2002.

NOTE D - COMPREHENSIVE INCOME

The Company accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the first three months of 2002 was $622,000 compared to $2,121,000 for the first three months of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements." Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies and financial condition, inflation and results of litigation. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties.

As circumstances, conditions or events change that affect the Company's assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended March 31, 2002 were $766,000, a 50.9% decrease from net earnings of $1,559,000 during the quarter ended March 31, 2001. This represented net earnings of $0.33 per share in 2002 versus $0.70 in 2001.

         The year 2001 experienced a succession of 11 reductions in the prime lending rate and the effects of the lower rate have continued through the first quarter of 2002. As a result, net interest income for the quarter ended March 31, 2002 decreased $399,000 compared to the same quarter in 2001.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         The following table presents an analysis of net interest income and average earning assets and liabilities.


Table 1                                           NET INTEREST INCOME AND AVERAGE BALANCES
-------                                                 FNB BANCORP AND SUBSIDIARY

                                                                       Three months ended March 31
                                                             2002                                        2001
                                                          ----------                                   ---------
(In thousands)                                             Interest         Average                    Interest          Average
                                              Average       Income           Yield        Average       Income            Yield
INTEREST EARNING ASSETS                       Balance      (Expense)         (Cost)       Balance      (Expense)          (Cost)
                                                          ----------        -------                    ----------        ------
Loans, gross                                $  293,784    $    5,690          7.85%     $  242,508     $    6,527         10.92%
Taxable securities                              34,805           445          5.19          50,198            800          6.46
Nontaxable securities                           28,231           341          4.90          34,623            397          4.65
Federal funds sold                              12,506            52          1.69          24,173            328          5.50
                                            ----------    ----------                    ----------     ----------
 Total interest earning assets              $  369,326    $    6,528          7.17      $  351,502     $    8,052          9.29
                                            ----------    ----------                    ----------     ----------

NONINTEREST EARNING ASSETS
Cash and due from banks                     $   19,395                                  $   21,777
Premises and equipment                          11,724                                      11,300
Other assets                                     3,887                                       4,032
                                            ----------                                  ----------
 Total noninterest earning assets           $   35,006                                  $   37,109
                                            ----------                                  ----------
TOTAL ASSETS                                $  404,332                                  $  388,611
                                            ==========                                  ==========
INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                    $   58,671          ($64)        (0.44)     $   53,043          ($215)        (1.64)
Money market                                    57,326          (237)        (1.68)         50,379           (410)        (3.30)
Savings                                         50,364           (73)        (0.59)         45,134           (221)        (1.99)
Time deposits                                  100,585          (784)        (3.16)        104,092         (1,444)        (5.63)
Federal funds purchased and
other borrowings                                   445            (9)        (8.20)            176             (2)        (4.61)
                                            ----------    ----------                    ----------     ----------
 Total interest bearing liabilities         $  267,391       ($1,167)        (1.77)     $  252,824        ($2,292)        (3.68)
                                            ----------    ----------                    ----------     ----------

NONINTEREST BEARING LIABILITIES:
Demand deposits                                 85,155                                      86,704
Other liabilities                                4,349                                       4,794
                                            ----------                                  ----------
 Total noninterest bearing liabilities      $   89,504                                  $   91,498
                                            ----------                                  ----------
TOTAL LIABILITIES                           $  356,895                                  $  344,322
Stockholders' equity                        $   47,437                                  $   44,289
                                            ----------                                  ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $  404,332                                  $  388,611
                                            ==========                                  ==========
NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                $    5,361          5.89%                    $    5,760          6.65%


Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted considered not material for this calculation.

         Table 1, above, shows the various components that contributed to changes in net interest income for the two quarterly periods. The principal earning assets are loans. After a series of 11 declines in the prime lending rate, interest on loans decreased $837,000 or 12.8%, and the yield decreased 307 basis points, although average loans outstanding increased $51,276,000. Average taxable securities decreased $15,393,000, because many were called as a result of declining rates, and were not replaced, as funds were invested in higher yielding loans. Yields on these securities decreased 127 basis points, and their income decreased $355,000. Average nontaxable securities decreased $6,392,000, with a 25-basis point increase in yield, and a $56,000 decrease in income. Average federal funds sold decreased $11,667,000, while their yield decreased significantly from 5.50% to 1.69%, and income decreased $276,000. Although average total interest earning assets increased by $17,824,000, their yield decreased 212 basis points, and income decreased $1,524,000.

         On the expense side, average interest bearing demand deposits increased $5,628,000, but the rate decreased 120 basis points, and reducing cost $151,000. Average money market deposits increased $6,947,000, but the rate dropped from

3.30% to 1.68%, and the cost was decreased $173,000. Average savings accounts increased $5,230,000, but their rate decreased 140 basis points, and the cost decreased $148,000. Average time deposits decreased $3,507,000, as rates decreased 247 basis points, and their cost decreased $660,000. Average fed funds purchased and other borrowings represented well below 0.5% of interest bearing liabilities. The average increased $269,000, while the interest increased 359 basis points, and the cost increased $7,000, mainly due to a short term borrowing by the Company, paid off in March 2002. Average total interest bearing liabilities increased by $14,567,000, while the overall rate decreased 191 basis points, and the cost decreased $1,125,000.

         The following table shows the dollar amount of change in interest income and expense and the changes in dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), (b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 2                         FNB BANCORP AND SUBSIDIARY
-------                        RATE/VOLUME VARIANCE ANALYSIS


                                 Three Months Ended March 31,
(In thousands)                      2002 Compared To 2001

                                                                Increase (decrease)
                                               Interest               Variance
                                            Income/Expense        Attributable To
                                               Variance         Rate         Volume
                                             -----------    -----------    -----------
INTEREST EARNING ASSETS
Loans                                              ($837)       ($1,830)   $       993
Taxable securities                                  (355)          (110)          (245)
Nontaxable securities                                (56)            17            (73)
Federal funds sold                                  (276)          (118)          (158)
                                             -----------    -----------    -----------
   Total                                         ($1,524)       ($2,041)   $       517
                                             -----------    -----------    -----------
INTEREST BEARING LIABILITIES
Demand deposits                                    ($151)         ($157)   $         6
Money market                                        (173)          (202)            29
Savings deposits                                    (148)          (156)             8
Time deposits                                       (660)          (611)           (49)
Federal funds purchased & other borrowings             7              2              5
                                             -----------    -----------    -----------
   Total                                         ($1,125)       ($1,124)           ($1)
                                             -----------    -----------    -----------

NET INTEREST INCOME                                ($399)         ($917)   $       518
                                             ===========    ===========    ===========

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 3                                           NONINTEREST INCOME
-------
                                             Three months ended March 31,
(In thousands)                                  2002              2001
                                            ------------     ------------

Service charges                             $        407     $        415
Credit card fees                                     217              226
Gain on sale of securities                             -               52
Other income                                          62              154
                                            ------------     ------------
   Total noninterest income                 $        686     $        847
                                            ============     ============

         Noninterest income consists mainly of service charges on deposits and credit card fees, gain on sale of securities, and other miscellaneous types of income. Service charges and credit card fees were relatively stable in both quarters, while sales of securities resulted in gains of $52,000 in 2001, with no sales in 2002.

Noninterest expense
-------------------

Table 4                                           NONINTEREST EXPENSE
-------
                                             Three months ended March 31,
(In thousands)                                  2002              2001
                                            ------------     ------------
Salaries and employee benefits              $      2,643     $      2,589
Occupancy expense                                    326              305
Equipment expense                                    758              349
Professional fees                                    247              123
Telephone, postage and supplies                      254              223
Bankcard expenses                                    185              149
Other expense                                        457              501
                                            ------------     ------------
   Total noninterest expense                $      4,870     $      4,239
                                            ============     ============

         Noninterest expense consists of salaries and employee benefits, representing more than half of the total, and various other categories. The only significant variance from quarter to quarter was the equipment expense and professional fees, which increased by a total of $533,000. This increase is attributable to additional expenses incurred in the final phase of the conversion of the Bank's accounting and related application systems, which was substantially completed in March 2002.

Asset and Liability Management
------------------------------

         Ongoing management of the Company's interest rate sensitivity limits interest rate risk by controlling the mix and maturity of assets and liabilities. Management regularly reviews the Company's position and evaluates alternative sources and uses of funds as well as changes in external factors.

Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company's ability to attract deposits. The primary source of liability liquidity is the Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at March 31, 2002 are adequate to meet its operating needs in 2002 and going forward into the foreseeable future.

         The following table sets forth information concerning rate sensitive assets and rate sensitive liabilities as of March 31, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

         The Company's asset/liability gap is the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. Alternatively, if more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell.

Table 5                                                   RATE SENSITIVE ASSETS/LIABILITIES
-------                                                            As of March 31, 2002

                                                          Over
                                           Three        Three To      Over One      Over          Not
(In thousands)                             Months        Twelve       Through       Five         Rate-
                                           Or Less       Months      Five Years     Years      Sensitive      Total
                                          ---------    ---------     ---------    ---------    ---------    ---------
Interest earning assets:
Federal funds sold                        $  18,110    $       -     $       -    $       -    $       -    $  18,110
Securities available for sale                 1,298        9,469        33,052       19,855            -       63,674
Loans                                       247,845       22,446        10,714       13,077       (3,635)     290,447
                                          ---------    ---------     ---------    ---------    ---------    ---------
 Total interest earning assets              267,253       31,915        43,766       32,932       (3,635)     372,231
Noninterest earning assets                        -            -             -            -       39,744       39,744
                                          ---------    ---------     ---------    ---------    ---------    ---------
 Total assets                             $ 267,253    $  31,915     $  43,766    $  32,932    $  36,109    $ 411,975
                                          =========    =========     =========    =========    =========    =========
Interest bearing liabilities:
Demand, interest bearing                  $  61,410    $       -     $       -    $       -    $       -    $  61,410
Savings and money market                    114,582            -             -            -            -      114,582
Time deposits                                45,244       40,777        14,320            -            -      100,341
                                          ---------    ---------     ---------    ---------    ---------    ---------
 Total interest bearing liabilities         221,236       40,777        14,320            -            -      276,333
                                          ---------    ---------     ---------    ---------    ---------    ---------
Noninterest demand deposits                       -            -             -            -       85,633       85,633
Other liabilities                                 -            -             -            -        3,142        3,142
Stockholders' equity                              -            -             -            -       46,867       46,867
                                          ---------    ---------     ---------    ---------    ---------    ---------
 Total liabilities and
  Stockholders' equity                    $ 221,236    $  40,777     $  14,320    $       -    $ 135,642    $ 411,975
                                          =========    =========     =========    =========    =========    =========
Interest rate sensitivity gap             $  46,017      ($8,862)    $  29,446    $  32,932    ($ 99,533)   $       -
Cumulative interest rate
sensitivity gap                           $  46,017    $  37,155     $  66,601    $  99,533    $       -    $       -
                                          =========    =========     =========    =========    =========    =========
Cumulative  interest  rate  sensitivity
gap ratio                                    17.22%       12.42%        19.42%       26.48%

Financial Condition
-------------------

         Assets. Total assets increased to $411,975,000 at March 31, 2002 from $397,388,000 at December 31, 2001.

         Loans. Net loans at March 31, 2002 were $290,447,000, a slight increase of $2,380,000 or 0.8% over December 31, 2001, which showed $288,067,000. The portfolio breakdown was as follows.

Table 6                                         LOAN PORTFOLIO
-------

                                   March 31,               December 31,
(In thousands)                       2002      Percent        2001         Percent
                                  ---------   --------     ----------     --------
Real Estate                       $ 213,434       72.1%    $  217,604         74.1%
Construction                         34,869       11.8         34,062         11.6
Commercial                           44,836       15.2         39,195         13.4
Consumer                              2,785        0.9          2,600          0.9
                                  ---------   --------     ----------     --------
 Gross loans                        295,924      100.0%       293,461        100.0%
                                              ========                    ========
Net deferred loan fees               (1,878)                   (1,851)
Allowance for loan losses            (3,599)                   (3,543)
                                  ---------                ----------

 Net loans                        $ 290,447                $  288,067
                                  =========                ==========

         Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company is committed to maintaining adequate reserves, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2002 and for the year ended December 31, 2001 is as follows:

Table 7                                     ALLOWANCE FOR LOAN LOSSES
-------

                                        3 months ended         Year ended
(In thousands)                          March 31, 2002      December 31, 2001
                                        --------------      -----------------

Balance, beginning of period                $ 3,543             $ 3,332
Provision for loan losses                        75                 300
Recoveries                                        5                   5
Amounts charged off                             (24)                (94)
                                            -------             -------

Balance, end of period                      $ 3,599             $ 3,543
                                            =======             =======

In management's judgment, the allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 2002. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At March 31, 2002, there was $1,841,000 in nonaccrual loans, compared to $1,964,000 at December 31, 2001. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

         Deposits. Total deposits at March 31, 2002 were $361,966,000 compared to $344,079,000 on December 31, 2001. Of these totals, noninterest-bearing demand deposits were $85,633,000 or 23.9% of the total on March 31, 2002 and $87,982,000 or 25.6% on December 31, 2001. Time deposits were $100,341,000 on
March 31, 2002 and $101,849,000 at December 31, 2001.

         The following table sets forth the maturity schedule of the time certificates of deposit at March 31, 2002:

Table 8                                 CERTIFICATES OF DEPOSIT
-------

(In thousands)                      Under       $100,000
Maturities                        $100,000       or more        Total
                                  ---------     ---------     ---------
Three months or less              $  20,768     $  24,476     $  45,244
Over three through six months        12,957        13,013        25,970
Over six through twelve months        9,114         5,693        14,807
Over twelve months                   11,584         2,736        14,320
                                  ---------     ---------     ---------
   Total                          $  54,423     $  45,918     $ 100,341
                                  =========     =========     =========

         The following table shows the risk-based capital ratios and leverage ratios at March 31, 2002 and December 31, 2001:

Table 9
-------
                                                                   Minimum "Well
                               March 31,     December 31,          Capitalized"
Risk-Based Capital Ratios        2002           2001               Requirements

Tier 1 Capital                  12.74%         12.98%       >          6.00%
                                                            -

Total Capital                   13.73%         13.98%       >         10.00%
                                                            -

Leverage Ratios                 11.51%         11.41%       >          5.00%
                                                            -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of March 31, 2002, Liquid Assets were $100,249,000, or 24.3% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means the less liquid the assets will be. This has to be balanced against the fact that loans represent the highest earning assets, so that a low loan to deposit ratio means lower potential income. On March 31, 2002, net loans were at 80.2% of deposits.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
         ---------------------

         This report, including management's discussion above, concerning earnings and financial condition, contains "forward-looking statements." Forward-looking statements are estimates of or statements about our expectations or beliefs regarding the Company's future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

         Increased competition. Increased competition from other banks and financial service businesses, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce interest income and net interest margins.

         Possible Adverse Changes in Economic Conditions. Adverse changes in national or local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in provisions made for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to the Company's reliance on real property to secure many of its loans, could make it more difficult to prevent losses from being incurred on non-performing loans through the sale of such real properties.

         Possible Adverse Changes in National Economic Conditions and Federal Reserve Board Monetary Policies. Changes in national economic policies, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could reduce interest income or increase the cost of funds to the Company, either of which could result in reduced earnings.

         Changes in Regulatory Policies. Changes in federal and national bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update any forward-looking statements contained in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits.

PART II--Other Information

Item 4.  Submissions of Matters to a Vote of Security Holders

         FNB Bancorp was incorporated under the laws of the State of California on February 28, 2001, at the direction of the Board of Directors of First National Bank of Northern California (the "Bank"), for the purpose of becoming the holding company of the Bank. Prior to consummation of the holding company formation, there were 100 shares of FNB Bancorp common stock issued and outstanding, all of which were paid for, and held by, Michael R. Wyman, Chairman of the Board of Directors of the Bank. As the sole shareholder of FNB Bancorp,

Mr. Wyman approved the Agreement and Plan of Reorganization dated November 1, 2001, between FNB Bancorp and the Bank. To date, there have been no other meetings of the shareholders of FNB Bancorp.

         On February 27, 2002, at a Special Meeting of Shareholders of the Bank, the shareholders of the Bank approved the Agreement and Plan of Reorganization. A total of 1,734,916 shares were voted "For" the Plan of Reorganization; 24,007 shares were voted "Against" the Plan of Reorganization; and 10,842 shares abstained from voting. Approval of the Plan of Reorganization required the affirmative vote of at least two-thirds (2/3) of all shares of Bank common stock outstanding on the record date, January 15, 2002. Effective as of March 15, 2002, each share of Bank common stock was exchanged for one share of FNB Bancorp common stock (no dissenting shareholder rights have been asserted to date). Upon consummation of the Plan of Reorganization, FNB Bancorp repurchased the 100 shares of Company common stock held by Michael R. Wyman at the same price paid by Mr. Wyman for those shares. The 2002 annual meeting (the first annual meeting) of the shareholders of FNB Bancorp is currently scheduled to be held on May 15, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               3.2  Bylaws of FNB Bancorp (as amended)

         (b) Reports on Form 8-K

               The following reports on Form 8-K have been filed during the quarter ended March 31, 2002:

               Filed March 1, 2002: reporting results of special meeting of the shareholders of First National Bank of Northern California, approving reorganization

               Filed March 20, 2002: reporting consummation of plan of reorganization between FNB Bancorp and First National Bank of Northern California, effective March 15, 2002, plus certain senior management changes

               Filed  March 21, 2002: earnings release for the year 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       FNB BANCORP (Registrant)

Dated:  May 14, 2002.                  By: /s/ JAMES B. RAMSEY
                                           -------------------------------------
                                           James B. Ramsey
                                           Senior Vice President and
                                           Chief Financial Officer