Form 10-Q
period 2002-06-30
FNB BANCORP/CA/
filed 2002-08-09
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002
                  --------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of August 5, 2002: 2,321,236 shares.


PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                     ASSETS

                                                                 June 30      December 31
                                                                   2002          2001
                                                               (UNAUDITED)
Cash and due from banks                                         $   18,779    $   22,493
Federal funds sold                                                  16,365             -
                                                                ----------    ----------

     Cash and cash equivalents                                      35,144        22,493

Securities available-for-sale                                       71,772        65,311
Loans, net                                                         286,522       288,067
Premises and equipment, net                                         11,525        11,655
Accrued interest receivable and other assets                         9,698         9,862
                                                                ----------    ----------

                                                                $  414,661    $  397,388
                                                                ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                    $   89,108    $   87,982
 Demand, interest bearing                                           51,021        55,357
 Savings and money market                                          126,944        98,891
 Time                                                               96,107       101,849
                                                                ----------    ----------

     Total deposits                                                363,180       344,079

Federal funds purchased                                                  -         2,100
Accrued expenses and other liabilities                               3,325         4,686
                                                                ----------    ----------

     Total liabilities                                             366,505       350,865

Stockholders' equity
 Preferred stock, no par value, authorized 5,000,000                     -             -
   shares; issued and outstanding - none
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,321,236 shares at June 30, 2002
   and 2,318,849 shares at December 31, 2001                        23,452        23,396
 Retained earnings                                                  23,770        22,546
 Accumulated other comprehensive income                                934           581
                                                                ----------    ----------

     Total stockholders' equity                                     48,156        46,523
                                                                ----------    ----------

     Total liabilities and stockholders' equity                 $  414,661    $  397,388
                                                                ==========    ==========

See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                               Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                               2002            2001            2002            2001
Interest income:
 Interest and fees on loans                                $      5,653    $      6,860    $     11,343    $     13,387
 Interest on securities                                             515             709             960           1,509
 Interest on tax-exempt securities                                  323             383             664             780
 Federal funds sold                                                  64             167             116             495
                                                           ------------    ------------    ------------    ------------

     Total interest income                                        6,555           8,119          13,083          16,171

Interest expense:
 Interest on deposits                                             1,140           2,237           2,298           4,527
 Other                                                                3               2              12               4
                                                           ------------    ------------    ------------    ------------
     Total interest expense                                       1,143           2,239           2,310           4,531
                                                           ------------    ------------    ------------    ------------

     Net interest income                                          5,412           5,880          10,773          11,640

Provision for loan losses                                            75              75             150             150
                                                           ------------    ------------    ------------    ------------

Net interest income after provision for loan losses               5,337           5,805          10,623          11,490

Noninterest income:
 Service charges                                                    446             381             853             796
 Credit card fees                                                   237             239             454             465
 Gain (loss) on sales of securities                                   -             (17)              -              35
 Other income                                                       107             109             169             263
                                                           ------------    ------------    ------------    ------------

     Total noninterest income                                       790             712           1,476           1,559

Noninterest expense:
 Salaries and employee benefits                                   2,637           2,677           5,280           5,266
 Occupancy expense                                                  289             318             615             623
 Equipment expense                                                  462             390           1,220             739
 Professional fees                                                  427             132             674             255
 Telephone, postage and supplies                                    332             288             586             511
 Bankcard expenses                                                  203             182             388             331
 Other expense                                                      454             518             911           1,019
                                                           ------------    ------------    ------------    ------------

     Total noninterest expense                                    4,804           4,505           9,674           8,744
                                                           ------------    ------------    ------------    ------------

     Earnings before income tax expense                           1,323           2,012           2,425           4,305

Income tax expense                                                  308             644             644           1,378
                                                           ------------    ------------    ------------    ------------

     NET EARNINGS                                          $      1,015    $      1,368    $      1,781    $      2,927
                                                           ============    ============    ============    ============

Earnings per share data:
  Basic                                                    $       0.44    $       0.62    $       0.77    $       1.32

  Diluted                                                  $       0.44    $       0.62    $       0.76    $       1.32

Weighted average shares outstanding:
  Basic                                                       2,318,928       2,214,092       2,318,889       2,214,092

  Diluted                                                     2,331,532       2,219,606       2,330,567       2,219,606


        See accompanying notes to consolidated financial statements


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Six months ended
                                                                             June 30
                                                                        2002          2001
                                                                     ----------    ----------
Cash flow from operating activities
  Net earnings                                                       $    1,781    $    2,927
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                           889           459
    (Gain) on sale of securities                                              -           (35)
    Provision for loan losses                                               150           150
    Changes in assets and liabilities
       Accrued interest receivable and other assets                         163        (1,591)
       Accrued expenses and other liabilities                              (119)          696
                                                                     ----------    ----------

       Total adjustments                                                  1,083          (321)
                                                                     ----------    ----------

       Net cash provided by operating activities                          2,864         2,606

Cash flows from investing activities
  Purchase of securities available-for-sale                             (23,214)      (12,899)
  Proceeds from matured/called/securities available-for-sale             17,128        33,003
  Net decrease (increase) in loans                                        1,395       (51,148)
  Purchases of bank premises, equipment, leasehold improvements            (742)       (1,522)
                                                                     ----------    ----------

       Net cash used in investing activities                             (5,433)      (32,566)

Cash flows from financing activities
  Net increase in demand and savings deposits                            24,843        26,835
  Net (decrease) increase in time deposits                               (5,742)        3,030
  Net decrease in federal funds purchased                                (2,100)            -
  Dividends paid                                                         (1,763)       (2,186)
  Issuance of common stock                                                   57             -
  Payments on capital note payable                                          (75)          (71)
                                                                     ----------    ----------

       Net cash provided by financing activities                         15,220        27,608
                                                                     ----------    ----------
         NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                             12,651        (2,352)

Cash and cash equivalents at beginning of period                         22,493        41,753
                                                                     ----------    ----------

Cash and cash equivalents at end of period                           $   35,144    $   39,401
                                                                     ==========    ==========

Additional cash flow information
  Interest paid                                                      $    2,608    $    4,432
  Income taxes paid                                                  $      530    $    1,338


          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         FNB Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly owned subsidiary, First National Bank of Northern California (the Bank). The Bank provides traditional banking services in San Mateo and San Francisco counties.

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


NOTE B - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                                  June 30,      December 31,
         (In thousands)                             2002           2001
                                                 ----------     ----------

         Real Estate                             $  223,457     $  217,604
         Construction                                29,426         34,062
         Commercial                                  36,964         39,195
         Consumer                                     2,175          2,600
                                                 ----------     ----------
           Gross loans                              292,022        293,461
         Net deferred loan fees                      (1,826)        (1,851)
         Allowance for loan losses                   (3,674)        (3,543)
                                                 ----------     ----------

         Net loans                               $  286,522     $  288,067
                                                 ==========     ==========


NOTE C - EARNINGS PER SHARE CALCULATION

         Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         Earnings per share have been computed based on the following (dollars in thousands):

                                                         Three months ended              Six months ended
         (In thousands, except number of shares)               June 30,                       June 30,
                                                          2002           2001           2002           2001
                                                       ----------     ----------     ----------     ----------
         Net earnings                                  $    1,015     $    1,368     $    1,781     $    2,927

         Average number of shares outstanding           2,318,928      2,214,092      2,318,889      2,214,092
         Effect of dilutive options                        12,604          5,514         11,678          5,514
                                                       ----------     ----------     ----------     ----------
         Average number of shares outstanding used
         to calculate diluted earnings per share        2,331,532      2,219,606      2,330,567      2,219,606
                                                       ==========     ==========     ==========     ==========

         Options to purchase 15,336 shares of common stock were not included in the computation of diluted EPS for six months ended June 30, 2002, because the options' exercise price was greater than the average market price of the common shares. Options to purchase 17,466 shares of common stock were not included in the computation of diluted EPS for six months ended June 30, 2001 for the same reason. The options that expire on May 31, 2008 were still outstanding as of June 30, 2002.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended June 30, 2002 was $1,511,000 compared to $1,192,000 for the three months ended June 30, 2001. Comprehensive income for the six months ended June 30, 2002 was $2,133,000 compared to $3,313,000 for the six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements." Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies and financial condition, inflation and results of litigation. Accordingly, historical performance, as well as reasonably applied projections and assumptions, may not be a reliable indicator of future earnings due to risks and uncertainties.

         As circumstances, conditions or events change that affect the Company's assumptions and projections on which any of the statements are based, the Company disclaims any obligation to issue any update or revision to any forward-looking statement contained herein.

         Earnings Analysis
         -----------------

         Net earnings for the quarter and six months ended June 30, 2002 were $1,015,000 and $1,781,000 respectively, compared to net earnings of $1,368,000 and $2,927,000 respectively, for the quarter and six months ended June 30, 2001.

         The year 2001 experienced a succession of 11 reductions in the prime lending rate and the effects of the lower rate have continued through the second quarter of 2002. As a result, net interest income for the quarter ended June 30, 2002 decreased $468,000 compared to the quarter ended June 30, 2001. Net interest income for six months ended June 30, 2002 decreased $867,000 compared to the six months ended June 30, 2001.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         The following tables present an analysis of net interest income and average earning assets and liabilities for the three- and six-month periods ended June 30, 2002 compared to the three- and six-month periods ended June 30, 2001.


Table 1                                       NET INTEREST INCOME AND AVERAGE BALANCES
-------                                              FNB BANCORP AND SUBSIDIARY

                                                                         Three months ended June 30
                                                              2002                                         2001
                                                              ----                                         ----
                                                            Interest       Average                       Interest       Average
                                             Average        Income          Yield         Average        Income          Yield
INTEREST EARNING ASSETS                      Balance       (Expense)        (Cost)        Balance       (Expense)        (Cost)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Loans, gross                                $  291,925     $    5,653           7.77%    $  271,549     $    6,860          10.13%
Taxable securities                              39,962            515           5.17         46,381            709           6.13
Nontaxable securities                           30,016            323           4.32         32,851            383           4.68
Federal funds sold                              15,766             64           1.63         15,445            167           4.34
                                            ----------     ----------                    ----------     ----------
  Total interest earning assets             $  377,669     $    6,555           6.96     $  366,226     $    8,119           8.89

NONINTEREST EARNING ASSETS
Cash and due from banks                     $   18,674                                   $   23,032
Premises and equipment                          11,698                                       11,979
Other assets                                     5,843                                        6,153
                                            ----------                                   ----------
  Total noninterest earning assets          $   36,215                                   $   41,164
                                            ----------                                   ----------

TOTAL ASSETS                                $  413,807                                   $  407,390
                                            ==========                                   ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                    $   50,711          ($ 66)         (0.52)    $   59,430        ($  244)         (1.65)
Money market                                    72,750           (312)         (1.72)        55,972           (397)         (2.84)
Savings                                         52,450            (77)         (0.59)        45,809           (217)         (1.90)
Time deposits                                   97,274           (684)         (2.82)       107,106         (1,379)         (5.16)
Federal funds purchased and other
  borrowings                                       420             (3)         (2.87)           234             (2)         (3.43)
                                            ----------     ----------                    ----------     ----------
  Total interest bearing liabilities        $  273,605       ($ 1,142)         (1.67)    $  268,551       ($ 2,239)         (3.34)
                                            ----------     ----------                    ----------     ----------
NONINTEREST BEARING LIABILITIES
Demand deposits                                 88,354                                       87,933
Other liabilities                                4,391                                        5,751
                                            ----------                                   ----------
  Total noninterest bearing liabilities     $   92,745                                   $   93,684
                                            ----------                                   ----------

TOTAL LIABILITIES                           $  366,350                                   $  362,235
Stockholders' equity                        $   47,457                                   $   45,155
                                            ----------                                   ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $  413,807                                   $  407,390
                                            ==========                                   ==========
NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                 $    5,413           5.75%                   $    5,880           6.44%



         Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.


Table 2                                       NET INTEREST INCOME AND AVERAGE BALANCES
-------                                              FNB BANCORP AND SUBSIDIARY

                                                                          Six months ended June 30
                                                              2002                                         2001
                                                              ----                                         ----
                                                            Interest       Average                       Interest       Average
                                             Average        Income          Yield         Average        Income          Yield
INTEREST EARNING ASSETS                      Balance       (Expense)        (Cost)        Balance       (Expense)        (Cost)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Loans, gross                                $  291,911     $   11,343           7.84%    $  256,449     $   13,387          10.53%
Taxable securities                              29,128            960           6.65         48,289          1,509           6.30
Nontaxable securities                           37,329            664           3.59         33,745            780           4.66
Federal funds sold                              14,145            116           1.65         19,733            495           5.06
                                            ----------     ----------                    ----------     ----------
  Total interest earning assets             $  372,513     $   13,083           7.08     $  358,216     $   16,171           9.10

NONINTEREST EARNING ASSETS
Cash and due from banks                     $   18,954                                   $   22,409
Premises and equipment                          11,711                                       11,642
Other assets                                     5,948                                        5,778
                                            ----------                                   ----------
  Total noninterest earning assets          $   36,613                                   $   39,829
                                            ----------                                   ----------

TOTAL ASSETS                                $  409,126                                   $  398,045
                                            ==========                                   ==========
INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                    $   54,681         ($ 130)         (0.48)    $   56,253         ($ 459)         (1.65)
Money market                                    65,102           (549)         (1.70)        69,761           (807)         (2.33)
Savings                                         51,416           (150)         (0.59)        45,472           (438)         (1.94)
Time deposits                                   98,916         (1,468)         (2.99)       105,610         (2,823)         (5.39)
Federal funds purchased and other
  borrowings                                       423            (12)         (5.72)           210             (4)         (3.84)
                                            ----------     ----------                    ----------     ----------
  Total interest bearing liabilities        $  270,538       ($ 2,309)         (1.72)    $  277,306       ($ 4,531)         (3.30)
                                            ----------     ----------                    ----------     ----------
NONINTEREST BEARING LIABILITIES
Demand deposits                                 86,769                                       70,744
Other liabilities                                4,367                                        5,271
                                            ----------                                   ----------
  Total noninterest bearing liabilities     $   91,136                                   $   76,015
                                            ----------                                   ----------

TOTAL LIABILITIES                           $  361,674                                   $  353,321
Stockholders' equity                        $   47,452                                   $   44,724
                                            ----------                                   ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $  409,126                                   $  398,045
                                            ==========                                   ==========
NET INTEREST INCOME AND MARGIN
  ON TOTAL EARNING ASSETS                                  $   10,774           5.83%                   $   11,640           6.55%


         Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the two quarterly and six month periods. The principal earning assets are loans, from a volume perspective as well as from an earnings rate. As mentioned earlier, there was a series of eleven declines in the prime lending rate during 2001, which continues to affect net interest income. For the quarter ended June 30, 2002, compared to the quarter ended June

30, 2001, interest on loans decreased $1,207,000 or 17.59%, while the yield decreased 236 basis points, and average loans outstanding increased $20,376,000. Average taxable securities decreased $6,419,000 in the same periods, as many issues were called, responding to the prevailing decrease in interest rates. Funds were invested in loans, which had higher yields. Yields on these securities decreased 96 basis points, and their income decreased $194,000. Average nontaxable securities decreased $2,835,000, and the yield decreased 36 basis points. Average federal funds sold increased $321,000,while their yield decreased from 4.34% to 1.63 % Average total interest earning assets increased by $11,443,000, but their income decreased by $1,564,000 and their yields decreased 193 basis points.

         For the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001, average interest bearing demand deposits decreased $8,719,000, while the rate paid decreased 113 basis points, and the cost decreased $178,000. Average money market deposits increased $16,778,000 but the rate decreased from 2.84% to 1.72%, and the cost decreased $85,000. Average savings accounts increased $6,641,000, while their rate decreased 131 basis points, and the cost decreased $140,000. Average time deposits decreased $9,832,000, as rates decreased 234 basis points, and their cost decreased $695,000. Average federal funds purchased and other borrowed money increased $186,000, interest decreased 56 basis points, and the cost increased $1,000. Average total interest bearing liabilities increased by $5,054,000, while the overall rate decreased 167 basis points, as costs decreased $1,097,000.

         For the six months ended June 30, 2002, compared to the six months ended June 30, 2001, interest on loans decreased $2,044,000 or 15.27%, while the yield decreased 269 basis points, while average loans outstanding increased $35,462,000. Average taxable securities decreased $19,161,000. Yields on these securities increased 35 basis points, but their income decreased $549,000. Average nontaxable securities increased $3,584,000, but the yield decreased 107 basis points. Average federal funds sold decreased $5,588,000, while their yield decreased from 5.06% to 1.65%. Total interest earning assets increased by $14,297,000 but their income decreased by $3,088,000 and their yields decreased 202 basis points.

         For the six months ended June 30, 2002 compared with the six months ended June 30, 2001, average interest bearing demand deposits decreased $1,572,000 and the rate paid decreased 117 basis points, and the cost decreased $329,000. Average money market deposits decreased $4,659,000, and the rate decreased from 2.33% to 1.70%, while the cost decreased $258,000. Average savings accounts increased $5,944,000, while their rate decreased 135 basis points, and the cost decreased $288,000. Average time deposits decreased $6,694,000, as rates decreased 240 basis points, and their cost decreased $1,355,000. Average federal funds purchased and other borrowed money increased $213,000, interest increased 188 basis points, and the cost increased $8,000. Average total interest bearing liabilities decreased by $6,768,000, while the overall rate decreased 158 basis points, as costs decreased $2,221,000.

         For the three months and six months ended June 30, 2002 compared to the three months and six months ended June 30, 2001, the following Tables 3 and 4 show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.


Table 3                    FNB BANCORP AND SUBSIDIARY
                          RATE/VOLUME VARIANCE ANALYSIS

                                                         Three Months Ended June 30,
(In thousands)                                             2002 Compared To 2001

                                                                    Increase (decrease)
                                                    Interest             Variance
                                                 Income/Expense       Attributable To
                                                    Variance        Rate         Volume
INTEREST EARNING ASSETS
Loans                                              ($ 1,207)      ($ 1,602)    $      395
Taxable securities                                     (194)           (96)           (98)
Nontaxable securities                                   (60)           (27)           (33)
Federal funds sold                                     (103)          (104)             1
                                                 ----------     ----------     ----------
   Total                                           ($ 1,564)      ($ 1,829)    $      265
                                                 ----------     ----------     ----------

INTEREST BEARING LIABILITIES
Demand deposits                                      ($ 178)        ($ 142)         ($ 36)
Money market                                            (85)          (157)            72
Savings deposits                                       (140)          (150)            10
Time deposits                                          (694)          (567)          (127)
Federal funds purchased and other borrowings              1              -              1
                                                 ----------     ----------     ----------
   Total                                           ($ 1,096)      ($ 1,016)         ($ 80)
                                                 ----------     ----------     ----------

NET INTEREST INCOME                                  ($ 468)        ($ 813)    $      345
                                                 ==========     ==========     ==========

Table 4                    FNB BANCORP AND SUBSIDIARY
                          RATE/VOLUME VARIANCE ANALYSIS

                                                          Six Months Ended June 30,
(In thousands)                                             2002 Compared To 2001

                                                                    Increase (decrease)
                                                    Interest             Variance
                                                 Income/Expense       Attributable To
                                                    Variance        Rate         Volume
INTEREST EARNING ASSETS
Loans                                              ($ 2,044)      ($ 3,422)    $    1,378
Taxable securities                                     (549)            50           (599)
Nontaxable securities                                  (116)          (199)            83
Federal funds sold                                     (379)          (239)          (140)
                                                 ----------     ----------     ----------
   Total                                           ($ 3,088)      ($ 3,810)    $      722
                                                 ----------     ----------     ----------

INTEREST BEARING LIABILITIES
Demand deposits                                      ($ 329)        ($ 325)          ($ 4)
Money market                                           (258)          (219)           (39)
Savings deposits                                       (288)          (305)            17
Time deposits                                        (1,354)        (1,175)          (179)
Federal funds purchased and other borrowings              8              2              6
                                                 ----------     ----------     ----------
   Total                                           ($ 2,221)      ($ 2,022)        ($ 199)
                                                 ----------     ----------     ----------

NET INTEREST INCOME                                  ($ 867)      ($ 1,788)    $      921
                                                 ==========     ==========     ==========


         Noninterest income

         The following table shows the principal components of noninterest income for the periods indicated.

         Table 5

                                                              NONINTEREST INCOME

                                                    Three months             Six months
                                                    ended June 30,          ended June 30,
         (In thousands)                            2002        2001        2002       2001
                                                 -------     -------     -------     -------
         Service charges                         $   446     $   381     $   853     $   796
         Credit card fees                            237         239         454         465
         Gain (loss) on sales of securities            -         (17)          -          35
         Other income                                107         109         169         263
                                                 -------     -------     -------     -------
            Total noninterest income             $   790     $   712     $ 1,476     $ 1,559

         Noninterest income consists mainly of service charges on deposits and credit card fees, gain on sale of securities, and other miscellaneous types of income. Service charges and credit card fees increased to 10% in the quarter ended June 30, 2002, over the same quarter in 2001, and increased 4% in the six months ended June 30, 2002, compared to the same period in 2001. There were no gains or losses on sales of securities for the three months and six months ended June 30, 2002. There was a $17,000 loss on sale of securities in the quarter ended June 30, 2001, and a gain of $35,000 for the six months ended June 30, 2001.


Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6
                                                              NONINTEREST EXPENSE

                                                    Three months             Six months
                                                    ended June 30,          ended June 30,
(In thousands)                                     2002        2001        2002        2001
                                                 -------     -------     -------     -------
         Salaries and employee benefits          $ 2,637     $ 2,677     $ 5,280     $ 5,266
         Occupancy expense                           289         318         615         623
         Equipment expense                           462         390       1,220         739
         Professional fees                           427         132         674         255
         Telephone, postage & supplies               332         288         586         511
         Bankcard expenses                           203         182         388         331
         Other expense                               454         518         911       1,019
                                                 -------     -------     -------     -------
            Total noninterest expense            $ 4,804     $ 4,505     $ 9,674     $ 8,744


         Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various other categories. The only significant variance was the equipment expense and professional fees, which increased $367,000 for the quarter and $900,000 for the six months ended June 30, 2002. This increase is attributable to additional expenses incurred in the final phase of the conversion of the Bank's accounting and related application systems, which was substantially completed in March 2002. Included in professional fees are legal and auditing fees incurred for the parent company, mainly related to the review and preparation of reports for the Securities and Exchange Commission, as well as proxies, which amounted to about $89,000 for the three months and $133,000 for the six months ended June 30, 2002.

Income taxes The effective tax rate was 32% for the first six months of 2001.
Investment in tax-free securities and tax-favored Enterprise Zone loans generated a higher proportion of tax-free interest income to total interest income in 2002 than 2001. The effective tax rate for the six months of 2002 was reduced to 26.5%.

Asset and Liability Management

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is the Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly.
Management believes the Company's liquidity sources at June 30, 2002 are adequate to meet its operating needs in 2002 and going forward into the foreseeable future.

         The following table sets forth information concerning rate sensitive assets and rate sensitive liabilities as of June 30, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

Table 7                                                                   RATE SENSITIVE ASSETS/LIABILITIES
                                                                                  As of June 30, 2002

                                                                     Over
                                                       Three       Three To     Over One       Over          Not
                                                       Months       Twelve      Through        Five         Rate-
                                                       Or Less      Months     Five Years      Years      Sensitive      Total
                                                      ---------    ---------   ----------    ---------    ---------    ---------
Interest earning assets:
Federal funds sold                                    $  16,365    $       -    $       -    $       -    $       -    $  16,365
Securities available for sale                             2,243       11,893       36,862       20,774            -       71,772
Loans                                                   238,364       29,518        8,374       13,925       (3,659)     286,522
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Total interest earning assets                        256,972       41,411       45,236       34,699       (3,659)     374,659
Noninterest earning assets                                    -            -            -            -       40,002       40,002
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Total assets                                       $ 256,972    $  41,411    $  45,236    $  34,699    $  36,343    $ 414,661
                                                      =========    =========    =========    =========    =========    =========


                                                                     Over
                                                       Three       Three To     Over One       Over          Not
                                                       Months       Twelve      Through        Five         Rate-
                                                       Or Less      Months     Five Years      Years      Sensitive      Total
                                                      ---------    ---------   ----------    ---------    ---------    ---------
Interest bearing liabilities:
Demand, interest bearing                              $  51,021    $       -    $       -    $       -           $-    $  51,021
Savings and money market                                126,944            -            -            -            -      126,944
Time deposits                                            45,963       34,521       15,623            -            -       96,107
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Total interest bearing liabilities                   223,928       34,521       15,623            -            -      274,072
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Noninterest demand deposits                                   -            -            -            -       89,108       89,108
Other liabilities                                             -            -            -            -        3,325        3,325
Stockholders' equity                                          -            -            -            -       48,156       48,156
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity         $ 223,928    $  34,521    $  15,623    $       -    $ 140,589    $ 414,661
                                                      =========    =========    =========    =========    =========    =========
Interest rate sensitivity gap                         $  33,044        6,890    $  29,613    $  34,699    ($104,246)   $       -
Cumulative interest rate sensitivity gap              $  33,044    $  39,934    $  69,547    $ 104,246    $       -    $       -
                                                      =========    =========    =========    =========    =========    =========
Cumulative interest rate sensitivity gap ratio            12.86%       13.38%       20.24%       27.56%


Financial Condition
-------------------

         Assets. Total assets increased to $414,661,000 at June 30, 2002 from $397,388,000 at December 31, 2001, an increase of $17,273,000. Most of this increase was in Federal funds sold, which were $16,365,000 in 2002, compared to none in 2001, and an increase in Securities available-for-sale, which increased by $6,461,000. This was funded mainly by an increase in total deposits, which increased by $19,101,000.

         Loans. Net loans at June 30, 2002 were $286,522,000, a decrease of $1,545,000 or 0.53% over December 31, 2001, which showed $288,067,000. The portfolio breakdown was as follows.


         Table 8                                    LOAN PORTFOLIO

                                   June 30,                     December 31
(In thousands)                       2002          Percent         2001          Percent
                                  ----------                    ----------
Real Estate                       $  223,457           76.5%    $  217,604           74.1%
Construction                          29,426           10.1         34,062           11.6
Commercial                            36,964           12.7         39,195           13.4
Consumer                               2,175            0.7          2,600            0.9
                                  ----------     ----------     ----------     ----------
   Gross loans                       292,022          100.0%       293,461          100.0%
                                                 ==========                    ==========
Net deferred loan fees                (1,826)                                      (1,851)
Allowance for loan losses             (3,674)                       (3,543)
                                  ----------                    ----------
   Net loans                      $  286,522                    $  288,067
                                  ==========                    ==========

         Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company is committed to maintaining adequate reserves, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2002 and the year ended December 31, 2001 is as follows:

         Table 9                        ALLOWANCE FOR LOAN LOSSES

                                   Six months ended        Year ended
(In thousands)                       June 30, 2002      December 31, 2001
Balance, beginning of period           $    3,543          $    3,332
Provision for loan losses                     150                 300
Recoveries                                      6                   5
Amounts charged off                           (25)                (94)
                                       ----------          ----------
Balance, end of period                 $    3,674          $    3,543
                                       ==========          ==========


         In management's judgment, the allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 2002. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At June 30, 2002, there was $1,841,000 in nonaccrual loans, compared to $1,964,000 at December 31, 2001. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

         Deposits. Total deposits at June 30, 2002 were $363,180,000 compared to $344,079,000 on December 31, 2001. Of these totals, noninterest-bearing demand deposits were $89,108,000 or 24.5% of the total on June 30, 2002 and $87,982,000 or 25.6% on December 31, 2001. Time deposits were $96,107,000 on June 30, 2002 and $101,849,000 on December 31, 2001.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2002:

Table 10

(In thousands)                          Under       $100,000
Maturities:                           $100,000       or more          Total
                                     ----------     ----------     ----------
Three months or less                 $   20,460     $   25,503     $   45,963
Over three to six months                 11,423          8,951         20,374
Over six through twelve months            8,982          5,165         14,147
Over twelve months                       12,579          3,044         15,623
                                     ----------     ----------     ----------
    Total                            $   53,444     $   42,663     $   96,107
                                     ----------     ----------     ==========


The following table shows the risk-based capital ratios and leverage ratios at June 30, 2002 and December 31, 2001:

Table 11                                                                  Minimum "Well
                                   June 30,            December 31,        Capitalized"
Risk-Based Capital Ratios            2002                 2001             Requirements

Tier 1 Capital                      13.08%               12.98%     >          6.00%
                                                                    -

Total Capital                       14.10%               13.98%     >         10.00%
                                                                    -

Leverage Ratios                     11.46%               11.41%     >          5.00%
                                                                    -


         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of June 30, 2002, Liquid Assets were $106,916,000 or 25.8% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest earning assets, so that a lower loan to deposit ratio means lower potential income. On June 30, 2002 net loans were at 78.9% of deposits.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
----------------------

         This report, including management's discussion above, concerning earnings and financial condition, contains "forward-looking statements". Forward-looking statements are estimates of or statements about our expectations or beliefs regarding the Company's future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

         Possible Adverse Changes in Economic Conditions. Adverse changes in national or local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations, which, in turn, could result in increases in loan losses and require increases in provisions for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to the Company's reliance on real property to secure many of its loans, could make it more difficult to prevent losses from being incurred on non-performing loans through the sale of such real properties.

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

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of the Quarterly Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report, in our Prospectus, or in our Annual Report.

                                  Other Matters

         Off-Balance Sheet Items
         -----------------------

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $74,627,000 and $67,983,000 at June 30, 2002 and December 31, 2001,
respectively. As a percentage of net loans, these off-balance sheet items represent 26.0% and 23.6%, respectively.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that transfers its obligations to a third party. Under the circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use SPV or other structures to dispose of problem assets.

                                Subsequent Events

         Corporate Reform Legislation
         ----------------------------

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

     o Expanded oversight of the Accounting Profession by creating a new independent oversight board to be monitored by the SEC.
     o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
     o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and makes it a crime for an issuer to interfere with an audit.
     o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
     o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

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

PART II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               10.20 FNB Bancorp Stock Option Plan, effective March 15, 2002 (successor to First National Bank of Northern California 1997 Stock Option Plan), incorporated by reference to
                      Exhibit 99.1 to registrant's Registration Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002. *

               10.21 Form of Incentive Stock Option Agreement under FNB Bancorp Stock Option Plan, effective March 15, 2002, incorporated by reference to Exhibit 99.2 to registrant's Registration Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002. *

               10.22 Form of Nonstatutory Stock Option Agreement under FNB Bancorp Stock Option Plan, effective March 15, 2002, incorporated by reference to Exhibit 99.3 to registrant's Registration Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002. *

               99.6 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               -----------------------------------------------------------------
               *Denotes management contracts, compensatory plans or arrangements.

         (b) Reports on Form 8-K

               The following reports on Form 8-K have been filed during the quarter ended June 30, 2002:

               Filed April 29, 2002: earnings release for the quarter ended March 31, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FNB BANCORP
                                       (Registrant)


Dated:   August 5, 2002.               By: /s/ THOMAS C. MCGRAW
                                           -------------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Authorized Officer)


                                       By: /s/ JAMES B. RAMSEY
                                           -------------------------------------
                                           James B. Ramsey
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)