Form 10-Q
period 2002-09-30
FNB BANCORP/CA/
filed 2002-11-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002
                -------------------------------------------------



                                   FNB BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                   California
                 ----------------------------------------------
                 (State or other jurisdiction of incorporation)


            000-49693                                92-2115369
     ------------------------             ---------------------------------
     (Commission File Number)             (IRS Employer Identification No.)



975 El Camino Real, South San Francisco, California            94080
---------------------------------------------------          ----------
     (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (650) 588-6800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of November 12, 2002: 2,321,236 shares.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                FNB BANCORP AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                  (Dollars in thousands)
                                          ASSETS

                                                                September 30    December 31
                                                                    2002           2001
                                                                  --------       --------

Cash and due from banks                                           $ 18,165       $ 22,493
Federal funds sold                                                   6,000             --
                                                                  --------       --------

    Cash and cash equivalents                                       24,165         22,493

Securities available-for-sale                                       81,073         65,311
Loans, net                                                         281,919        288,067
Premises and equipment, net                                         11,385         11,655
Accrued interest receivable and other assets                         9,232          9,862
                                                                  --------       --------

                                                                  $407,774       $397,388
                                                                  ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand, noninterest bearing                                      $ 87,186       $ 87,982
 Demand, interest bearing                                           46,959         55,357
 Savings and money market                                          129,579         98,891
 Time                                                               90,012        101,849
                                                                  --------       --------

    Total deposits                                                 353,736        344,079

Federal funds purchased                                                 --          2,100
Accrued expenses and other liabilities                               3,724          4,686
                                                                  --------       --------

    Total liabilities                                              357,460        350,865
                                                                  --------       --------

Stockholders' equity
 Preferred stock, no par value, authorized 5,000,000                    --             --
  shares; issued and outstanding - none
 Common stock, no par value, authorized 10,000,000 shares;
  issued and outstanding 2,321,236 shares at September 30, 2002
  and  2,318,849 shares at December 31, 2001                        23,452         23,396
 Retained earnings                                                  24,852         22,546
 Accumulated other comprehensive income                              2,010            581
                                                                  --------       --------

    Total stockholders' equity                                      50,314         46,523
                                                                  --------       --------

    Total liabilities and stockholders' equity                    $407,774       $397,388
                                                                  ========       ========


See accompanying notes to unaudited consolidated financial statements.

                                      FNB BANCORP AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)
                               (In thousands, except per share amounts)

                                                        Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                         2002         2001         2002         2001
                                                      ----------   ----------   ----------   ----------

Interest income:
 Interest and fees on loans                           $    5,614   $    6,879   $   16,957   $   20,266
 Interest on securities                                      375          619        1,335        2,128
 Interest on tax-exempt securities                           435          330        1,099        1,110
 Federal funds sold                                           92          100          208          595
                                                      ----------   ----------   ----------   ----------

    Total interest income                                  6,516        7,928       19,599       24,099

Interest expense:
 Interest on deposits                                      1,089        1,942        3,387        6,469
 Other                                                         1            3           13            7
                                                      ----------   ----------   ----------   ----------

    Total interest expense                                 1,090        1,945        3,400        6,476
                                                      ----------   ----------   ----------   ----------

    Net interest income                                    5,426        5,983       16,199       17,623

Provision for loan losses                                     --           75          150          225
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        5,426        5,908       16,049       17,398

Noninterest income:
 Service charges                                             480          409        1,333        1,205
 Credit card fees                                            255          262          709          727
 Gain on sales of securities                                 121           21          121           56
 Other income                                                 49           58          218          321
                                                      ----------   ----------   ----------   ----------

    Total noninterest income                                 905          750        2,381        2,309

Noninterest expense:
 Salaries and employee benefits                            2,683        2,769        7,963        8,035
 Occupancy expense                                           311          320          926          943
 Equipment expense                                           374          375        1,594        1,114
 Professional fees                                           241          123          915          378
 Telephone, postage and supplies                             249          250          835          761
 Bankcard expenses                                           215           58          603          389
 Other expense                                               441          451        1,352        1,470
                                                      ----------   ----------   ----------   ----------

    Total noninterest expense                              4,514        4,346       14,188       13,090
                                                      ----------   ----------   ----------   ----------

    Earnings before income tax expense                     1,817        2,312        4,242        6,617

Income tax expense                                           457          740        1,101        2,118
                                                      ----------   ----------   ----------   ----------

    NET EARNINGS                                      $    1,360   $    1,572   $    3,141   $    4,499
                                                      ==========   ==========   ==========   ==========

Earnings per share data:
 Basic                                                $     0.59   $     0.71   $     1.35   $     2.03

 Diluted                                              $     0.58   $     0.71   $     1.35   $     2.03

Weighted average shares outstanding:
 Basic                                                 2,321,236    2,214,092    2,319,680    2,214,092

 Diluted                                               2,331,751    2,219,606    2,331,093    2,219,606
Cash dividends per share                              $     0.12   $     0.12   $     0.36   $     0.36


See accompanying notes to unaudited consolidated financial statements

                             FNB BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (In thousands)

                                                                    Nine months ended
                                                                      September 30
                                                                    2002        2001
                                                                  --------    --------

Cash flow from operating activities
  Net earnings                                                    $  3,141    $  4,499
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                    1,282         754
    Gain on sale of securities                                        (121)        (56)
    Provision for loan losses                                          150         225
    Changes in assets and liabilities
      Accrued interest receivable and other assets                     630        (912)
      Accrued expenses and other liabilities                           (80)       (160)
                                                                  --------    --------



      Net cash provided by operating activities                      5,002       4,350
                                                                  --------    --------

Cash flows from investing activities
  Purchase of securities available-for-sale                        (38,614)    (18,978)
  Proceeds from matured/called/securities available-for-sale        24,740      36,139
  Net decrease (increase) in loans                                   5.998     (55,468)
  Proceeds from sale of automobile                                      --           8
  Purchases of bank premises, equipment, leasehold improvements       (952)     (1,672)
                                                                  --------    --------

      Net cash used in investing activities                         (8,828)    (39,971)
                                                                  --------    --------

Cash flows from financing activities
  Net increase in demand and savings deposits                       21,495      19,368
  Net (decrease) increase in time deposits                         (11,838)      1,877
  Net decrease in federal funds purchased                           (2,100)         --
  Dividends paid                                                    (2,041)     (2,451)
  Issuance of common stock                                              57          --
  Payments on capital note payable                                     (75)        (71)
                                                                  --------    --------

      Net cash provided by financing activities                      5,498      18,723
                                                                  --------    --------

      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                             1,672     (16,898)

Cash and cash equivalents at beginning of period                    22,493      41,753
                                                                  --------    --------

Cash and cash equivalents at end of period                        $ 24,165    $ 24,855
                                                                  ========    ========


Additional cash flow information
  Interest paid                                                   $  3,816    $  6,547
  Income taxes paid                                               $    530    $  2,188


See accompanying notes to unaudited consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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

         The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the "Plan of Reorganization"), and the shareholders of the Bank approved the Plan of Reorganization at a Special Meeting of the Shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters' rights of appraisal have been properly exercised) was converted into one share of the common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company common stock. The change in capital structure has been included for all periods presented.

         Significant intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

         Results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE B - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                            September 30,        December 31,
         (In thousands)                          2002                2001
                                              ---------           ---------

         Real Estate                          $ 211,008           $ 217,604
         Construction                            36,437              34,062
         Commercial                              37,887              39,195
         Consumer                                 2,058               2,600
                                              ---------           ---------
           Gross loans                          287,390             293,461
         Net deferred loan fees                  (1,801)             (1,851)
         Allowance for loan losses               (3,670)             (3,543)
                                              ---------           ---------

         Net loans                            $ 281,919           $ 288,067
                                              =========           =========


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

         Earnings per share have been computed based on the following (dollars in thousands):


                                                       Three months ended         Nine months ended
         (In thousands, except number of shares)          September 30,             September 30,
                                                        2002         2001         2002         2001
                                                     ----------   ----------   ----------   ----------
         Net earnings                                $    1,360   $    1,572   $    3,141   $    4,499

         Average number of shares outstanding         2,321,236    2,214,092    2,319,680    2,214,092
         Effect of dilutive options                      10,515        5,514       11,413        5,514
                                                     ----------   ----------   ----------   ----------

         Average number of shares outstanding used
         to calculate diluted earnings per share      2,331,751    2,219,606    2,331,093    2,219,606
                                                     ==========   ==========   ==========   ==========


         Options to purchase 15,336 shares of common stock were not included in the computation of diluted EPS for nine months ended September 30, 2002, because the options' exercise price was greater than the average market price of the common shares. Options to purchase 17,466 shares of common stock were not included in the computation of diluted EPS for nine months ended September 30, 2001 for the same reason. The options that expire on May 31, 2008 were still outstanding as of September 30, 2002.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended September 30, 2002 was $2,437,000 compared to $1,909,000 for the three months ended September 30, 2001. Comprehensive income for the nine months ended September 30, 2002 was $4,570,000 compared to $5,222,000 for the nine months ended September 30, 2001.

NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted the provisions of Statement 142 effective January 1, 2002. The Company does not have any goodwill and intangible assets acquired in business combinations. The adoption of Statement 142 did not have a material impact on the financial condition or operating results of the Company.

         Accounting For Asset Retirement Obligations

         The FASB issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

         As a result, Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels.

         Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

         Accounting For The Impairment Or Disposal Of Long-Lived Assets

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

         Rescission Of Sfas No. 4, 44, And 64, Amendments Of Sfas No. 13, And Technical Corrections

         Statement Financial Accounting Standards No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

         The accounting, disclosure and financial statements provision of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation of Statement No. 145 is not expected to have a material impact on the financial condition or operating results of the Company.

         Accounting For Costs Associated With Exit Or Disposal Activities

         The Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to apply prospectively to exit or disposal activities initiated after December 31, 2002.

         Acquisitions Of Certain Financial Institutions

         On October 1, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of FAS 141, Business Combinations.

         FAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with FAS 141 and the related intangibles accounted for in accordance with FAS 142, Goodwill and Other Intangible Assets. FAS 147 removes such acquisitions from the scope of FAS 72, Accounting for Certain Acquisitions of Banking or Thrifts Institutions, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions.

         FAS 147 also amends FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets to include in its scope long-term customer-relations intangible assets of financial institutions. FAS 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of FAS 72.


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

         Earnings Analysis
         -----------------

         Net earnings for the quarter and nine months ended September 30, 2002 were $1,360,000 and $3,141,000 respectively, compared to net earnings of $1,572,000 and $4,499,000 respectively, for the quarter and nine months ended September 30, 2001.

         The year 2001 experienced a succession of 11 reductions in the prime lending rate and the effects of the lower rate have continued through the third quarter of 2002. As a result, net interest income for the quarter ended September 30, 2002 decreased $557,000 compared to the quarter ended September 30, 2001. Net interest income for nine months ended September 30, 2002 decreased $1,424,000 compared to the nine months ended September 30, 2001.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         The following tables present an analysis of net interest income and average earning assets and liabilities for the three- and nine-month periods ended September 30, 2002 compared to the three- and nine-month periods ended September 30, 2001.

Table 1                         NET INTEREST INCOME AND AVERAGE BALANCES
-------                                FNB BANCORP AND SUBSIDIARY

                                                          Three months ended September 30
                                                       2002                             2001
                                          ------------------------------   ------------------------------
                                                     Interest    Average              Interest    Average
                                          Average     Income      Yield    Average     Income      Yield
INTEREST EARNING ASSETS                   Balance    (Expense)   (Cost)    Balance    (Expense)   (Cost)
                                          --------   --------   --------   --------   --------   --------

Loans, gross                              $285,465   $  5,614     7.80%    $283,137   $  6,879     9.64%
Taxable securities                          42,131        375     3.53       41,540        619     5.91
Nontaxable securities                       31,643        435     5.45       28,571        330     4.58
Federal funds sold                          22,694         92     1.61       11,152        100     3.56
                                          --------   --------              --------   --------
  Total interest earning assets           $381,933   $  6,516     6.77     $364,400   $  7,928     8.63

NONINTEREST EARNING ASSETS
Cash and due from banks                   $ 17,387                         $ 23,039
Premises and equipment                      11,522                           11,967
Other assets                                 5,797                            6,294
                                          --------                         --------
  Total noninterest earning assets        $ 34,706                         $ 41,300
                                          --------                         --------

TOTAL ASSETS                              $416,639                         $405,700
                                          ========                         ========


INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                  $ 50,371  ($     64)   (0.50)    $ 52,123  ($    133)   (1.01)
Money market                                77,919       (317)   (1.61)      59,405       (399)   (2.66)
Savings                                     52,642        (79)   (0.60)      46,777       (191)   (1.62)
Time deposits                               93,688       (629)   (2.66)     105,324     (1,219)   (4.59)
Federal funds purchased and other
   Borrowings                                   84         (1)   (4.72)         258         (3)   (4.61)
                                          --------   --------              --------   --------
  Total interest bearing liabilities      $274,704  ($  1,090)   (1.57)    $263,887  ($  1,945)   (2.92)
                                          --------   --------              --------   --------

NONINTEREST BEARING LIABILITIES

Demand deposits                             88,018                           89,227
Other liabilities                            4,989                            6,287
                                          --------                         --------
  Total noninterest bearing liabilities   $ 93,007                         $ 95,514
                                          --------                         --------

TOTAL LIABILITIES                         $367,711                         $359,401
Stockholders' equity                      $ 48,928                         $ 46,299
                                          --------                         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $416,639                         $405,700
                                          ========                         ========


NET INTEREST INCOME AND MARGIN
  ON TOTAL EARNING ASSETS                            $  5,426     5.64%               $  5,983     6.59%

         Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

Table 2                         NET INTEREST INCOME AND AVERAGE BALANCES
-------                                FNB BANCORP AND SUBSIDIARY

                                                           Nine months ended September 30
                                                       2002                             2001
                                          ------------------------------   ------------------------------
                                                     Interest    Average              Interest    Average
                                          Average     Income      Yield    Average     Income      Yield
INTEREST EARNING ASSETS                   Balance    (Expense)   (Cost)    Balance    (Expense)   (Cost)
                                          --------   --------   --------   --------   --------   --------

Loans, gross                              $289,739   $ 16,957     7.82%    $265,442   $ 20,266    10.21%
Taxable securities                          37,373      1,335     4.78       46,009      2,128     6.18
Nontaxable securities                       31,550      1,099     4.66       32,001      1,110     4.64
Federal funds sold                          17,026        208     1.63       16,851        595     4.72
                                          --------   --------              --------   --------

  Total interest earning assets           $375,688   $ 19,599     6.97     $360,303   $ 24,099     8.94

NONINTEREST EARNING ASSETS
Cash and due from banks                   $ 18,426                         $ 22,621
Premises and equipment                      11,647                           11,752
Other assets                                 5,897                            5,948
                                          --------                         --------
  Total noninterest earning assets        $ 35,970                         $ 40,321
                                          --------                         --------

TOTAL ASSETS                              $411,658                         $400,624
                                          ========                         ========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                  $ 53,229  ($    194)   (0.49)    $ 54,862  ($    592)   (1.44)
Money market                                69,421       (866)   (1.67)      55,420     (1,206)   (2.91)
Savings                                     51,829       (230)   (0.59)      45,910       (629)   (1.83)
Time deposits                               97,154     (2,097)   (2.89)     105,514     (4,042)   (5.12)
Federal funds purchased and other
   Borrowings                                  308        (13)   (5.64)         226         (7)   (4.14)
                                          --------   --------              --------   --------

  Total interest bearing liabilities      $271,941  ($  3,400)   (1.67)    $261,932  ($  6,476)   (3.31)
                                          --------   --------              --------   --------

NONINTEREST BEARING LIABILITIES
Demand deposits                             87,190                           87,825
Other liabilities                            4,564                            5,614
                                          --------                         --------
  Total noninterest bearing liabilities   $ 91,754                         $ 93,439
                                          --------                         --------

TOTAL LIABILITIES                         $363,695                         $355,371
Stockholders' equity                      $ 47,963                         $ 45,253
                                          --------                         --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $411,658                         $400,624
                                          ========                         ========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                           $ 16,199     5.76%               $ 17,623     6.54%

         Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the quarterly and nine month periods. The principal earning assets are loans, from a volume perspective as well as from an earnings rate. As mentioned earlier, there was a series of eleven declines in the prime lending rate during 2001, which continues to affect net interest income. For the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, interest on loans decreased $1,265,000 or 18.39%, while the yield decreased 184 basis points, and average loans outstanding increased $2,328,000. Average taxable securities increased $591,000 in the same periods, as fewer callable issues remained, and reinvestment took place. Yields on these securities decreased 238 basis points, and their income decreased $244,000. Average nontaxable securities increased $3,072,000, and their interest increased $105,000, while the yield increased 87 basis points. Average federal funds sold increased $11,542,000, but interest decreased $8,000, as the much higher volume was offset by decrease in yield from 3.56% to 1.61 % Average total interest earning assets increased by $17,533,000, but their income decreased $1,412,000 and the yield decreased 186 basis points.

         For the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001, average interest bearing demand deposits decreased $1,752,000, while the rate paid decreased 51 basis points, and the cost decreased $69,000.Average money market deposits increased $18,514,000 but the rate decreased from 2.66% to 1.61%, and the cost decreased $82,000. Average savings accounts increased $5,865,000, while their rate decreased 102 basis points, and the cost decreased $112,000. Average time deposits decreased $11,636,000, as rates decreased 193 basis points, and their cost decreased $590,000. Average federal funds purchased and other borrowed money decreased $174,000, rates increased 11 basis points, but the cost decreased $2,000. Average total interest bearing liabilities increased by $10,817,000, while the overall rate decreased 135 basis points, as costs decreased $855,000.

         For the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, interest on loans decreased $3,309,000 or 16.33%, while the yield decreased 239 basis points, although average loans outstanding increased $24,297,000. Average taxable securities decreased $8,636,000. Yields on these securities decreased 140 basis points, and their income decreased $793,000. Average nontaxable securities decreased $451,000, while interest decreased $11,000 and the yield increased slightly by 2 basis points. Average federal funds sold increased $175,000, but interest decreased $387,000 while their yield decreased from 4.72% to 1.63%. Total interest earning assets increased by $15,385,000 but their income decreased by $4,500,000 and their yields decreased 197 basis points.

         For the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, average interest bearing demand deposits decreased $1,633,000 and the rate paid decreased 95 basis points, and the cost decreased $398,000. Average money market deposits increased $14,001,000, but the rate decreased from 2.91% to 1.67%, while the cost decreased $340,000. Average savings accounts increased $5,919,000, while their rate decreased 124 basis points, and the cost decreased $399,000. Average time deposits decreased $8,360,000, as rates decreased 223 basis points, and their cost decreased $1,945,000. Average federal funds purchased and other borrowed money increased $82,000, interest increased 150 basis points, and the cost increased $6,000. Average total interest bearing liabilities increased by $10,009,000, while the overall rate decreased 164 basis points, as costs decreased $3,076,000.

         For the three months and nine months ended September 30, 2002 compared to the three months and nine months ended September 30, 2001, the following Tables 3 and 4 show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

         Table 3                                           FNB BANCORP AND SUBSIDIARY

                                                         RATE/VOLUME VARIANCE ANALYSIS

                                                        Three Months Ended September 30,
         (In thousands)                                      2002 Compared To 2001

                                                                       Increase (decrease)
                                                        Interest            Variance
                                                     Income/Expense      Attributable To
                                                        Variance       Rate         Volume
                                                        -------       -------       -------
         INTEREST EARNING ASSETS
         Loans                                          ($1,265)      ($1,311)      $    46
         Taxable securities                                (244)         (249)            5
         Nontaxable securities                              105            63            42
         Federal funds sold                                  (8)          (55)           47
                                                        -------       -------       -------
            Total                                       ($1,412)      ($1,552)      $   140
                                                        -------       -------       -------

         INTEREST BEARING LIABILITIES
         Demand deposits                                ($   69)      ($   65)      ($    4)
         Money market                                       (82)         (157)           75
         Savings deposits                                  (112)         (121)            9
         Time deposits                                     (590)         (455)         (135)
         Federal funds purchased and other borrowings        (2)           --            (2)
                                                        -------       -------       -------
            Total                                       ($  855)      ($  798)      ($   57)
                                                        -------       -------       -------

         NET INTEREST INCOME                               (557)         (754)      $   197
                                                        =======       =======       =======


         Table 4                                           FNB BANCORP AND SUBSIDIARY

                                                         RATE/VOLUME VARIANCE ANALYSIS

                                                         Nine Months Ended September 30,
         (In thousands)                                      2002 Compared To 2001

                                                                       Increase (decrease)
                                                        Interest            Variance
                                                     Income/Expense      Attributable To
                                                        Variance       Rate         Volume
                                                        -------       -------       -------
         INTEREST EARNING ASSETS
         Loans                                          ($3,309)      ($4,731)      $ 1,422
         Taxable securities                                (793)         (394)         (399)
         Nontaxable securities                              (11)            5           (16)
         Federal funds sold                                (387)         (389)            2
                                                        -------       -------       -------
            Total                                       ($4,500)       (5,509)      $ 1,009
                                                        -------       -------       -------

         INTEREST BEARING LIABILITIES
         Demand deposits                                  ($398)        ($380)         ($18)
         Money market                                      (340)         (515)          175
         Savings deposits                                  (399)         (425)           26
         Time deposits                                   (1,945)       (1,625)         (320)
         Federal funds purchased and other borrowings         6             3             3
                                                        -------       -------       -------
            Total                                       ($3,076)      ($2,942)        ($134)
                                                        -------       -------       -------

         NET INTEREST INCOME                            ($1,424)      ($2,567)      $ 1,143
                                                        =======       =======       =======

         Noninterest income

         The following table shows the principal components of noninterest income for the periods indicated.

         Table 5

                                                  NONINTEREST INCOME
                                       Three months ended     Nine months ended
                                          September 30,         September 30,
         (In thousands)                  2002       2001       2002       2001
                                       -------    -------    -------    -------

         Service charges               $   480    $   409    $ 1,333    $ 1,205
         Credit card fees                  255        262        709        727
         Gain on sales of securities       121         21        121         56
         Other income                       49         58        218        321
                                       -------    -------    -------    -------
            Total noninterest income   $   905    $   750    $ 2,381    $ 2,309


         Noninterest income consists mainly of service charges on deposits and credit card fees, gain on sale of securities, and other miscellaneous types of income. Service charges and credit card fees increased by 10% in the quarter ended September 30, 2002 over the same quarter in 2001, and increased 6% in the nine months ended September 30, 2002 compared to the same period in 2001, due to a reduction in waived charges. Security gains increased 476% for the quarter ended September 2002 over the same quarter in 2001, and increased 116% for the nine months ended September 30, 2002 over the same nine months in 2001, due to a significant increase in the value of fixed rate securities sold.

         Noninterest expense


         The following table shows the principal components of noninterest expense for the periods indicated.

         Table 6

                                                     NONINTEREST EXPENSE
                                          Three months ended     Nine months ended
                                             September 30,         September 30,
         (In thousands)                     2002       2001       2002       2001
                                          -------    -------    -------    -------

         Salaries and employee benefits   $ 2,683    $ 2,769    $ 7,963    $ 8,035
         Occupancy expense                    311        320        926        943
         Equipment expense                    374        375      1,594      1,114
         Professional fees                    241        123        915        378
         Telephone, postage & supplies        249        250        835        761
         Bankcard expenses                    215         58        603        389
         Other expense                        441        451      1,352      1,470
                                          -------    -------    -------    -------
            Total noninterest expense     $ 4,514    $ 4,346    $14,188    $13,090

         Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various other categories. The only significant variance was the equipment expense and professional fees, which increased $117,000 for the quarter and $1,017,000 for the nine months ended September 30, 2002. The nine months also included non-recurring expenses in connection with the final phase of the conversion of the Bank's accounting and related application systems.

         Income taxes The effective tax rate was 32% for the first nine months of 2001. Investment in tax-exempt securities and tax-favored Enterprise Zone loans generated a higher proportion of tax-exempt interest income to total interest income in 2002 than 2001. The effective tax rate for the nine months of 2002 was reduced to 26%.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is the Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at September 30, 2002 are adequate to meet its operating needs in 2002 and going forward into the foreseeable future.

         The following table sets forth information concerning rate sensitive assets and rate sensitive liabilities as of September 30, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

Table 7                                                              RATE SENSITIVE ASSETS/LIABILITIES

                                                                          As of September 30, 2002

                                                                Over
                                                   Three      Three To      Over One       Over          Not
                                                   Months      Twelve        Through       Five         Rate-
                                                  Or Less      Months       Five Years     Years      Sensitive      Total
                                                 ---------    ---------     ---------    ---------    ---------    ---------

Interest earning assets:
Federal funds sold                               $   6,000    $      --     $      --    $      --    $      --    $   6,000
Securities available for sale                        2,963       10,889        46,102       21,119           --       81,073
Loans                                              243,768       21,930         8,056       11,726       (3,561)     281,919
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total interest earning assets                   252,731       32,819        54,158       32,845       (3,561)     368,992
Noninterest earning assets                              --           --            --           --       38,782       38,782
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total assets                                  $ 252,731    $  32,819     $  54,158    $  32,845    $  35,221    $ 407,774
                                                 =========    =========     =========    =========    =========    =========

Interest bearing liabilities:
Demand, interest bearing                         $  46,959    $      --     $      --    $      --    $      --    $  46,959
Savings and money market                           129,579           --            --           --           --      129,579
Time deposits                                       38,303       35,621        16,088           --           --       90,012
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total interest bearing liabilities              214,841       35,621        16,088           --           --      286,550
                                                 ---------    ---------     ---------    ---------    ---------    ---------

Noninterest demand deposits                             --           --            --           --       87,186       87,186
Other liabilities                                       --           --            --           --        3,724        3,724
Stockholders' equity                                    --           --            --           --       50,314       50,314
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity    $ 214,841    $  35,621     $  16,088    $      --    $ 141,224    $ 407,224
                                                 =========    =========     =========    =========    =========    =========
Interest rate sensitivity gap                    $  37,890    ($  2,802)    $  38,070    $  32,845    ($106,003)   $      --
Cumulative interest rate sensitivity gap         $  37,890    $  35,088     $  73,158    $ 106,003    $      --    $      --
                                                 =========    =========     =========    =========    =========    =========

Cumulative interest rate sensitivity gap ratio       14.99%       12.29%        21.54%       28.45%

         Financial Condition

         Assets. Total assets increased to $407,774,000 at September 30, 2002 from $397,388,000 at December 31, 2001, an increase of $10,386,000. Most of this increase was in Securities available for sale, which increased $15,762,000 and was partly offset by a decrease in loans. Most of the increase in total assets came from total deposits, which increased by $9,657,000.

         Loans. Net loans at September 30, 2002 were $281,919,000, a decrease of $6,148,000 or 2.1% from December 31, 2001, which showed $288,067,000. Real
Estate loans decreased $6,596,000, representing most of the change. The portfolio breakdown was as follows.

         Table 8                              LOAN PORTFOLIO


                             September 30,              December 31
(In thousands)                    2002       Percent        2001       Percent
                               ---------     -------     ---------     -------

Real Estate                    $ 211,008       73.4%     $ 217,604       74.1%
Construction                      36,437       12.7         34,062       11.6
Commercial                        37,887       13.2         39,195       13.4
Consumer                           2,058        0.7          2,600        0.9
                               ---------      -----      ---------      -----
   Gross loans                   287,390      100.0%       293,461      100.0%
                                              =====                     =====
Net deferred loan fees            (1,801)                   (1,851)
Allowance for loan losses         (3,670)                   (3,543)
                               ---------                 ---------
   Net loans                   $ 281,919                 $ 288,067
                               =========                 =========


         Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2002 and the year ended December 31, 2001 is as follows:

         Table 9                          ALLOWANCE FOR LOAN LOSSES


                                  Nine months ended           Year ended
(In thousands)                    September 30, 2002      December 31, 2001
                                  ------------------      -----------------
Balance, beginning of period            $ 3,543                $ 3,332
Provision for loan losses                   150                    300
Recoveries                                    7                      5
Amounts charged off                         (30)                   (94)
                                        -------                -------
Balance, end of period                  $ 3,670                $ 3,543
                                        =======                =======


         In management's judgment, the allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 2002. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At September 30, 2002, there was $1,910,000 in non-accrual loans, compared to $1,964,000 at December 31, 2001. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

         Deposits. Total deposits at September 30, 2002 were $353,736,000 compared to $344,079,000 on December 31, 2001. Of these totals, noninterest-bearing demand deposits were $87,186,000 or 24.7% of the total on September 30, 2002 and $87,982,000 or 25.6% on December 31, 2001. Time deposits were $90,012,000 on September 30, 2002 and $101,849,000 on December 31, 2001.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2002:

         Table 10


(In thousands)                                Under       $100,000
Maturities:                                 $100,000      or more         Total
                                            --------      --------      --------

Three months or less                        $ 18,380      $ 19,923      $ 38,303
Over three to six months                      11,561         9,044        20,605
Over six through twelve months                10,329         4,687        15,016
Over twelve months                            12,474         3,614        16,088
                                            --------      --------      --------
   Total                                    $ 52,744      $ 37,268      $ 90,012
                                            --------      --------      ========

The following table shows the risk-based capital ratios and leverage ratios at September30, 2002 and December 31, 2001:

Table 11                                                           Minimum "Well
                              September 30,      December 31,      Capitalized"
Risk-Based Capital Ratios         2002               2001          Requirements

Tier 1 Capital                   13.57%             12.98%     >      6.00%
                                                               -

Total Capital                    14.61%             13.98%     >     10.00%
                                                               -

Leverage Ratios                  11.66%             11.41%     >      5.00%
                                                               -


         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of September 30, 2002, Liquid Assets were $105,238,000 or 25.8% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest earning assets, so that a lower loan to deposit ratio means lower potential income. On September 30, 2002 net loans were at 79.7% of deposits.

         The primary source of liquidity for FNB Bancorp, on a stand-alone basis, is the receipt of dividends from First National Bank of Northern California, and the ability of First National Bank of Northern California to pay dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency. In addition, under certain circumstances, the Federal Deposit Insurance Corporation has the authority to place restrictions on the ability of a bank to pay dividends.

         Forward-Looking Information and Uncertainties Regarding Future
         --------------------------------------------------------------
Financial Performance.
---------------------

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

         Changes in Regulatory Policies. Changes in federal and national bank regulatory policies, such as increases in capital requirements or in the allowance for loan losses or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

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


Other Matters


         Off-Balance Sheet Items The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

          As of September 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $70,544,000 and $67,983,000 at September 30, 2002 and December 31, 2001, respectively. As a percentage of net loans, these off-balance sheet items represent 25.0% and 23.6% respectively.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. An SPV is typically a subsidiary company with an asset and liability structure and legal status that transfers its obligations to a third party even if the parent corporation goes bankrupt. Under the circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use SPV or other structures to dispose of problem assets.

Corporate Reform Legislation

         President George W. Bush signed the "Public Company Accounting Reform and Investor Protection Act of 2002" (the "Act") on July 30, 2002, which responds to the recent corporate accounting scandals. Among other matters, the Act increases the penalties for securities fraud, establishes new rules for financial analysts to prevent conflicts of interest, creates a new independent oversight board for the accounting profession, imposes restrictions on the consulting activities of accounting firms that audit company records and requires certification of financial reports by corporate executives. The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon the results of operations.


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

         There have been no material changes in the Company's quantitative and qualitative disclosures about market risk as of September 30, 2002, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Item 4.  Controls and Procedures


         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c)) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.



PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  10.23 FNB Bancorp 2002 Stock Option Plan, adopted June 28, 2002, incorporated by reference to Exhibit 99.1 to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002. *

                  10.24 Form of Incentive Stock Option Agreement under FNB Bancorp 2002 Stock Option Plan, adopted June 28, 2002, incorporated by reference to Exhibit 99.2 to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002. *

                  10.25 Form of Nonstatutory Stock Option Agreement under FNB Bancorp 2002 Stock Option Plan, adopted June 28, 2002, incorporated by reference to Exhibit 99.3 to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002. *


                  99.10 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                  --------------------------------------------------------------
                  *Denotes management contracts, compensatory plans or arrangements.

         (b) Reports on Form 8-K

                  The following reports on Form 8-K have been filed during the quarter ended September 30, 2002:

                  Filed August 9, 2002: cash dividend payable to shareholders of record on July 31, 2002



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FNB BANCORP
                                       (Registrant)



Dated: November 12, 2002.              By: /s/ THOMAS C. MCGRAW
                                           ------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Authorized Officer)



                                       By: /s/ JAMES B. RAMSEY
                                           ------------------------------
                                           James B. Ramsey
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)

CERTIFICATIONS
--------------

I, Thomas C. McGraw, Chief Executive Officer (Principal Executive Officer) of the registrant, FNB Bancorp, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of FNB Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002.



/s/ THOMAS C. MCGRAW
------------------------------
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

I, James B. Ramsey, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of the registrant, FNB Bancorp, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of FNB Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002.



/s/ JAMES B. RAMSEY
------------------------------
James B. Ramsey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)