Form 10-K
period 2002-12-31
FNB BANCORP/CA/
filed 2003-03-31
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   -------------

        Securities registered pursuant to Section 12(g) of the Act:
                                                                   -------------

                                     Title of Class:  Common Stock, no par value
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     Yes  [ ]  No [X]

Indicate by check mark if disclosure of delinquent files pursuant to item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $62,032,880

       Number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2003

            No par value Common Stock - 2,437,043 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated by reference into this
           Form 10-K: Part III, Items 10 through 13 from Registrant's definitive proxy statement for the 2003 annual meeting of shareholders.

                               Page 1 of 89 pages

                 The Index to the Exhibits is located at Page 86

                                     PART I

ITEM 1.  BUSINESS
-----------------

         Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are certain written and oral statements made or incorporated by reference from time to time by FNB Bancorp or its representatives in this document or other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "seek," and "intend," and words of similar import are intended to identify forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing problems; (8) the California power crisis; and (9) the U. S. "war on terrorism" and any U.S. military action in the Middle East. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of FNB Bancorp and its subsidiary, First National Bank of Northern California.

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

         The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California, a national banking association ("First National Bank" or the "Bank"). The Company has no other subsidiary. The Company was formed at the direction of the Board of Directors of the Bank in order to reorganize the Bank into a holding company structure, with the approval of the Office of the Comptroller of the Currency, pursuant to 12 U.S.C. 215a-2 and 12 CFRE 7.2000. The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the "Plan of Reorganization") for this purpose, and the shareholders of the Bank approved the

Plan of Reorganization at a Special Meeting of the shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters' rights of appraisal have been properly exercised) was converted into one share of the common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company common stock. As a subsidiary of the Company, the Bank continues its business and operations as a national banking association, with the same Board of Directors, officers and employees as existed prior to the reorganization. Prior to consummation of the Plan of Reorganization, FNB Bancorp had no significant assets or liabilities and its activities were limited to the process of becoming a holding company for First National Bank. Consequently, upon consummation of the Plan of Reorganization, the consolidated financial statements of FNB Bancorp and First National Bank did not differ in any significant respect from the historical financial statements of First National Bank. The reorganization was accounted for in a manner similar to a pooling of interests, using the historical costs of First National Bank Accordingly, the historical financial position and results of operations of First National Bank became those of FNB Bancorp. Prior to the reorganization, the common stock of the Bank was quoted on the OTC Bulletin Board under the symbol "FNBD.OB." Commencing on March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the symbol "FNBG.OB."

         The Bank was organized in 1963 as "First National Bank of Daly City." In 1995, the shareholders approved a change in the name to "First National Bank of Northern California." The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates twelve full service banking offices within its primary service area of San Mateo County, in the cities of Colma, Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City and Pescadero. The Bank also serves the City and County of San Francisco through its Flower Mart Branch in San Francisco. The Bank's primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

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

         First National Bank offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. First National Bank provides a full line of business financial products with specialized services such as courier, appointment banking, and business internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with access through the internet. First National Bank also makes available commercial, standby letters of credit, construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

         Most of First National Bank's deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2002, First National Bank had a total of 24,917 accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2002, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank's deposits.

         At December 31, 2002, the Company had total assets of $401,834,000, total net loans of $284,889,000, deposits of $347,406,000 and shareholders' equity of $51,203,000. The Company competes with approximately 28 other banking or savings institutions in its service areas. The Company's market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.41% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2002). See "Competitive Data" below.

Employees
---------

         At December 31, 2002, The Company employed 196 persons on a full-time basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.


Other Matters
-------------

         Pursuant to Regulation S-K, Item 101, paragraphs (e) (3) and (4), please be advised that the Bank's website address is www.FNBNC.com. The Company's annual report on Form 10-K, quarterly reports on 10-Q, current reports on 8-K and all amendments thereto will be made available on or through such website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

                           SUPERVISION AND REGULATION

General
-------

         FNB Bancorp. The common stock of FNB Bancorp is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. FNB Bancorp has registered its common stock under Section 12 (g) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

         FNB Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the "Board of Governors"). FNB Bancorp is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, FNB Bancorp would own or control more than 5% of the voting shares of such bank. The Bank Holding Company prohibits FNB Bancorp from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

         FNB Bancorp, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of The Company within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by First National Bank to its affiliates, and (b) on investments by First National Bank in affiliates' stock as collateral for loans to any borrower. FNB Bancorp and First National Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

         First National Bank of Northern California. As a national banking association licensed under the national banking laws of the United States, First National Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to the supervision of the Federal Deposit Insurance Corporation, The Board of Governors, and the Office of the Comptroller of the Currency. The supervision and regulation includes comprehensive reviews of all major aspects of First National Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. First National Bank is required to file reports with the Office of the

Comptroller of the Currency and the Federal Deposit Insurance Corporation. First National Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the applicable legal limits.

Capital Standards.
------------------

         The Board of Governors, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency have adopted risk-based guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, First National Bank is required to maintain (and FNB Bancorp and First National Bank will be required to maintain) capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

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

         Under the risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

         At December 31, 2002, The Company was in compliance with the risk-weighted capital and leverage ratios. Upon consummation of the Plan of Reorganization, FNB Bancorp and First National Bank were, and remain, in compliance with the risk-weighted capital and leverage ratios. See "Capital" under Item 7 below.

Prompt Corrective Action
------------------------

         The Board of Governors, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of les than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

         The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions that are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized". FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

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

Additional Regulations
----------------------

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

         The Federal Financial Institutions Examination Council ("FFIEC") on December 16, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The revised rating system is identified as the "CAMELS" system.

         The federal financial institution agencies have established bases for analysis and standards for assessing financial institution's capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

Limitation on Dividends
-----------------------

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

         FNB Bancorp. FNB Bancorp has paid quarterly dividends commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of FNB Bancorp's earnings, financial condition, future capital funds, regulatory requirements and other factors such as the board of directors may deem relevant. It is the intention of FNB Bancorp to pay cash dividends, subject to legal restrictions on the payment of cash dividends and depending upon the level of earnings, management's assessment of future capital needs and other factors to be considered by the FNB Bancorp board of directors.

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

         First National Bank of Northern California. First National Bank's shareholder is entitled to receive dividends when and as declared by its board of directors, out of funds legally available therefore, subject to the restrictions set forth in the National Bank Act.

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


                                   COMPETITION

Competitive Data
----------------

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank's legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2002, First National Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $8,157,000 on an unsecured basis and $13,595,000 on a fully secured basis, based on regulatory capital of $54,382,000.

         First National Bank's business is concentrated in its service area, which primarily encompasses San Mateo and San Francisco Counties. The economy of First National Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the June 2002 Deposit and Market Share Report prepared by California Banksite Corporation, there were 152 commercial and savings banking offices in San Mateo County with a total of $15,079,980,000 in deposits at June 30, 2002. First National Bank had a total of 12 offices with total deposits of $362,890,000 at the same date, or 2.41% of the San Mateo County totals. At December 31, 2001, there were 151 commercial and savings banking offices in San Mateo County with total deposits of $14,324,430,000, while First National Bank had $344,079,000, or 2.40% of the San Mateo County totals.

         In 1996, pursuant to Congressional mandate, the Federal Deposit Insurance Corporation reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, First National Bank's current capital ratios and level of deposits, First National Bank anticipates no change in the assessment rate applicable to it during 2003 from that in 2002.

General Competitive Factors
---------------------------

         In order to compete with the financial institutions in their primary service areas, community banks such as First National Bank use to the fullest extent possible, the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. They also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture and tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not offered by either bank to obtain such services from correspondent banks.

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

         The interest rate differentials of a bank, and therefore their earnings, are affected not only by general economic conditions, both domestic and foreign, but also by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on First National Bank are not predictable.

Legislative and Regulatory Impact
---------------------------------

         Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition or merger with an existing whole bank, which has been in existence for at least five years.

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

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which is potentially the most significant banking legislation in many years. The Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by the Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repeals Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the Act.

         Prior to the Act, significant restrictions existed on the affiliation of banks with securities firms and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now, among other matters, insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

         In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such an effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

         One further effect of the Act is to require that federal financial institution and securities regulatory agencies prescribe regulation to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

         Neither FNB Bancorp or First National Bank have determined whether or when they may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become clear.

                               RECENT LEGISLATION

The Patriot Act
---------------

         On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

         Effective December 25, 2001, Section 313 (a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313 (a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319 (b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

         The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313 (a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

Sarbanes-Oxley Act of 2002
--------------------------

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

o        Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

o        Accountability for adherence to the code.

o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. To qualify as an "audit committee financial expert," a person must have:

o An understanding of generally accepted accounting principles and financial statements;

o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

o An understanding of internal controls and procedures for financial reporting; and

o        An understanding of audit committee functions.

A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:

o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

o        Other relevant experience.

The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

o        A prohibition on insider trading during pension plan black-out periods.

o        Disclosure of off-balance sheet transactions.

o        A prohibition on personal loans to directors and officers.

o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.

o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.

o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.

o Proposed rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act. These proposed rules would establish audit committee:

o        Independence standards for members;

o Responsibility for selecting and overseeing the issuer's independent accountant;

o Responsibility for handling complaints regarding the issuer's accounting practices;

o        Authority to engage advisers; and

o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

The proposed audit committee rules provide a one-year phase-in period for compliance. The Securities and Exchange Commission must adopt final rules by April 26, 2003.

The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

California Corporate Disclosure Act
-----------------------------------

         On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

o The name of the a company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;

o The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;

o A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;

o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

o Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

Future Legislation and Regulations
----------------------------------

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

         In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on FNB Bancorp and First National Bank.


ITEM 2.  PROPERTIES
-------------------

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

         All of the foregoing properties are owned by First National Bank, free and clear of any mortgage lien or similar encumbrance, with the exception of 1300 El Camino Real, Colma, California, on which there is recorded a deed of trust securing a note with a principal balance of approximately $78,000 as of December 31, 2002.

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

         First National Bank leases premises at 640 Brannan Street, Suite 102, San Francisco, California, 94107, for its Flower Mart Branch Office. This ground floor space of approximately 300 square feet is leased from California Flower Market, Inc. The lease term is for 5 years, commencing September 1, 1996, with two 5-year options to extend the lease term, the first of which has been exercised and expires on September 1, 2006.

         First National Bank leases premises at 491 El Camino Real, Suite B, San Mateo, CA 94402, for its San Mateo Branch Office. Suite B is ground floor space of approximately 3,349 square feet, and is subleased from Union Bank of California N.A. under its master lease with Nikko Capital Corp. for the entire building (Suites A and B) at that address, consisting of approximately 5,753 total square feet. The sublease is for 7 years and expires on January 31, 2004.

         First National Bank leases approximately 2,242 square feet of office space as an office building located at 520 South El Camino Real, San Mateo, California. The Business Banking Division of First National Bank occupies Suite 430 at that address. The landlord is Westlake Development Company, Inc. The lease is for 3 years, expiring June 15, 2003. There are no plans to renew the lease, and the staff was relocated to the Redwood City Branch.

         The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the full text of the lease agreements listed as exhibits to this report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.




                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

         The Plan of Reorganization between FNB Bancorp and the Bank was consummated on March 15, 2002. At the close of business on March 15, 2002, all shares of the common stock of the Bank became owned by FNB Bancorp and ceased to be quoted on the OTC Bulletin Board. Commencing at the opening of business on March 18, 2002, and to the present, the common stock of FNB Bancorp has been quoted on the OTC Bulletin Board under the trading symbol "FNBG.OB." On March 18, 2002, FNB Bancorp had approximately 465 shareholders of common stock of record.

         There has been limited trading in the shares of common stock of FNB Bancorp.

         The following table summarizes sales of the common stock of First National Bank and FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect stock dividends effected December 13, 2002. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                Bid Price of First National Bank
                                Common Stock (1)           Cash
                                                         Dividends
        2001                  High           Low        Declared (2)
        ----                  ----           ---        ------------
First Quarter              $26.7500       $25.5000         $0.12
Second Quarter              26.6250        25.0000          0.12
Third Quarter               26.5000        25.0000          0.12
Fourth Quarter              26.1000        25.0000          0.12
                                                            0.52        Special
                                                                        Dividend
        2002
        ----
First Quarter              $29.9000       $25.2500         $0.12

                                    Bid Price of FNB Bancorp
                                Common Stock (1)          Cash
                                                        Dividends
                              High           Low       Declared (2)
                              ----           ---       ------------
        2002
        ----
Second Quarter             $31.0500       $27.5000         $0.12
Third Quarter               28.0000        27.5000          0.12
Fourth Quarter              27.5000        23.0000          0.12
                                                            0.12        Special
                                                                        Dividend


(1) As estimated by First National Bank of Northern California, based upon trades of which First National Bank of Northern California was aware.

(2) See Item 1, "Limitations on Dividends," for a discussion of the limitations applicable to the payment of dividends by First National Bank and FNB Bancorp.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The following table presents a summary of selected financial information that should be read in conjunction with the Company's financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

Dollars in thousands, except per
share amounts and ratios                     2002          2001          2000          1999          1998
                                          ----------    ----------    ----------    ----------    ----------
STATEMENT OF INCOME DATA
Total interest income                     $   26,159    $   30,844    $   30,862    $   27,586    $   24,739
Total interest expense                         4,288         7,935         8,191         6,998         6,877
                                          ----------    ----------    ----------    ----------    ----------
Net interest income                           21,871        22,909        22,671        20,588        17,862
Provision for loan losses                        150           300           425           750           750
                                          ----------    ----------    ----------    ----------    ----------
Net interest income after provision for
    loan losses                               21,721        22,609        22,246        19,838        17,112
Total non interest income                      3,308         3,007         3,780         2,785         2,654
Total non interest expenses                   18,705        17,911        15,977        14,519        14,215
                                          ----------    ----------    ----------    ----------    ----------
Earnings before taxes                          6,324         7,705        10,049         8,104         5,551
Income tax expense                             1,510         2,468         2,921         2,887         1,508
                                          ----------    ----------    ----------    ----------    ----------
Net earnings                              $    4,814    $    5,237    $    7,128    $    5,217    $    4,043
                                          ==========    ==========    ==========    ==========    ==========

PER SHARE DATA Net earnings per share:
   Basic                                  $     1.98    $     2.15    $     2.93    $     2.23    $     1.81
   Diluted                                $     1.97    $     2.15    $     2.92    $     2.23    $     1.81
Cash dividends per share                  $     0.60    $     1.00    $     1.23    $     1.00    $     0.36
Weighted average shares outstanding:
   Basic                                   2,436,000     2,435,000     2,435,000     2,335,000     2,239,000
   Diluted                                 2,445,000     2,441,000     2,437,000     2,335,000     2,239,000
Shares outstanding at period end           2,437,043     2,318,849     2,208,658     2,103,694     2,003,759
Book value per share                      $    21.01    $    20.06    $    19.52    $    17.83    $    17.85

BALANCE SHEET DATA
Investment securities                         75,963        65,311        87,241        70,658        78,865
Net loans                                    284,889       288,067       229,669       237,062       203,884
Allowance for loan losses                      3,396         3,543         3,332         2,920         2,224
Total assets                                 401,834       397,388       379,102       348,054       321,031
Total deposits                               347,406       344,079       330,457       305,361       280,589
Shareholders' equity                          51,203        46,523        43,128        37,507        35,761

SELECTED PERFORMANCE DATA
Return on average assets                        1.17%         1.30%         1.97%         1.53%         1.33%
Return on average equity                        9.87%        11.43%        17.42%        13.96%        11.31%
Net interest margin                             5.83%         6.34%         6.97%         6.73%         6.61%
Average loans as a percentage of
   average deposits                            80.79%        77.67%        75.42%        75.02%        74.47%
Average total stockholder's equity as
   a percentage of average total assets        11.86%        11.41%        11.31%        10.96%        11.72%
Dividend payout ratio                          29.35%        43.38%        37.50%        38.55%        17.15%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans           0.10%         0.03%         0.01%         0.02%         0.10%
Allowance for loan losses/Total Loans           1.18%         1.21%         1.43%         1.22%         1.08%
CAPITAL RATIOS
Tier 1 risk-based                              13.92%        12.98%        14.54%        13.18%        17.02%
Total risk-based                               14.87%        13.98%        15.67%        14.18%        18.10%
Leverage                                       12.16%        11.41%        11.28%        11.00%        10.88%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FNB BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------

         Note: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to matters described in this section are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Critical Accounting Policies And Estimates
------------------------------------------

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company's loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower's ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers' ability to repay loans Determination of the allowance is in part objective and in part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

Prospective Accounting Changes
------------------------------

         FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not currently have plans to exit or dispose of activities.

         FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. The Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. The Company has determined that it has no ownership in variable interest entities which would require consolidation.

Earnings Analysis
-----------------

         Net earnings in 2002 were $4,814,000, an 8.1% decrease from 2001 earnings of $5,237,000. Earnings for the year 2001 decreased $1,891,000 or 26.5% from year 2000 earnings of $7,128,000. The principal source on earnings is interest income on loans. The period from the year 2000 through 2002 saw a series of decreases in the prime lending rate. At the beginning of 2000, the rate was 8.50%, and the year ended at 9.50%. In the year 2001, the rate started at 9.50%, and ended at 4.75%, after a succession of decreases between 0.50% and 0.25% at a time. The year 2002 remained flat at 4.75% until November 7, when it was dropped to 4.25%. In addition to the rate changes, the year ended December 31, 2000 included a non-recurring pre-tax gain on sale of bank premises of $701,000. The year 2000 also included an accrual for a tax receivable of $342,000, representing a tax refund related primarily to the recapture of certain tax credits earned in prior years, but received in January 2001.

         Basic earnings per share were $1.98 in 2002; $2.15 in 2001 and $2.93 in 2000. Diluted earnings per share were $1.97 in 2002; $2.15 in 2001; and $2.92 in 2000.

         Net interest income for 2002 was $21,871,000, a decrease of $1,038,000 or 4.5% from 2001. Interest income was $26,159,000 in 2002, a decrease of $4,685,000 or 15.2% from 2001. Average interest earning assets in 2002 were $375,288,000, an increase of $13,671,000 or 3.8% from 2001. The yield on interest earning assets declined 156 basis points in 2002 compared to 2001. The principal earning assets were loans, and their average increased $17,184,000 in 2002 versus 2001, while their yield declined 174 basis points. The declining yield was from the succession of prime rate cuts by the Federal Reserve, mentioned earlier, which did not increase in 2002. Net interest income was $22,909,000 in 2001, an increase of $238,000 or 1.1% over 2000, which was
$22,671,000. Interest income was $30,844,000 in 2001, down $18,000 or 0.1% from
2000, which was $30,862,000. Average interest earning assets in 2001 were $361,617,000, and $325,239,000 in 2000, an increase of $36,378,000 or 11.2%, while the yield declined 96 basis points. Average loans were $271,449,000 in 2001, and $238,167,000 in 2000, an increase of $33,282,000, or 14.0%, but the yield decreased 125 basis points.

         Interest expense for 2002 was $4,288,000 and $7,935,000 in 2001, a decrease of $3,647,000 or 46.0%. Average interest bearing liabilities were $269,766,000 in 2002, and $262,019,000 in 2001, an increase of $7,747,000 or
3.0%. The cost of these liabilities declined 144 basis points, following the further decline in the prime rate. Average time deposits were $95,286,000 in

2002, and $105,224,000 in 2001, a decrease of $9,938,000, or 9.4%, and costs decreased 202 basis points.

         Interest expense for 2001 was $7,935,000 and $8,191,000 in 2000, a decrease of $256,000 or 3.1%. Average interest bearing liabilities were $262,019,000 in 2001, and $231,948,000 in 2000, an increase of $30,071,000 or
13.0%. The cost of these liabilities declined 50 basis points, following the declines in prime rate, but at a slower pace, as the rates paid on existing time deposits did not change until renewal. Average time deposits were $105,224,000 in 2001, and $102,214,000 in 2000, an increase of $3,010,000, or 2.9%, but costs decreased 44 basis points.

         The provision for loan losses was $150,000 in 2002, and $300,000 in 2001. The provision was $425,000 in 2000. At the end of 2002, the allowance was 1.18% of gross loans outstanding; at the end of 2001, it was 1.21% of gross loans outstanding; and at the end of 2000, it was 1.43%.

Net Interest Income
-------------------

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1                                                        Net Interest Income and Average Balances
                                   ---------------------------------------------------------------------------------------------
                                                                          (In thousands)
                                                                      Year ended December 31
                                               2002                            2001                              2000
                                   ----------------------------    ----------------------------    -----------------------------

                                             Interest   Average              Interest   Average              Interest    Average
                                   Average    Income     Yield     Average    Income     Yield     Average    Income      Yield
                                   Balance   (Expense)   (Cost)    Balance   (Expense)   (Cost)    Balance   (Expense)    (Cost)
                                   --------   --------  -------    --------   --------  -------    --------   --------   -------
INTEREST EARNING ASSETS
Loans, gross                       $288,633   $ 22,664    7.85%    $271,449   $ 26,024    9.59%    $238,167   $ 25,811    10.84%
Taxable Securities                   42,088      1,944    4.62%      45,650      2,630    5.76%      44,584      2,860     6.41%
Nontaxable Securities                29,526      1,311    4.44%      31,129      1,579    5.07%      32,120      1,524     4.74%
Federal funds sold                   15,041        240    1.60%      13,389        611    4.56%      10,368        667     6.43%
                                   --------   --------             --------   --------             --------   --------
     Total interest earning
       assets                      $375,288   $ 26,159    6.97%    $361,617   $ 30,844    8.53%    $325,239   $ 30,862     9.49%
                                   --------   --------             --------   --------             --------   --------

NONINTEREST EARNING ASSETS
Cash and due from banks            $ 18,303                        $ 22,654                        $ 20,782
Premises and equipment               11,573                          11,728                          10,730
Other assets                          5,933                           5,413                           5,092
                                   --------                        --------                        --------
     Total noninterest earning
       assets                      $ 35,809                        $ 39,795                        $ 36,604
                                   --------                        --------                        --------
TOTAL ASSETS                       $411,097                        $401,412                        $361,843
                                   ========                        ========                        ========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing           $ 52,240   ($   229)   (0.44%)  $ 54,539   ($   653)   (1.20%)  $ 42,157   ($   527)   (1.25%)
Money Market                         69,701     (1,096)   (1.57%)    55,670     (1,490)   (2.68%)    43,599     (1,438)   (3.30%)
Savings                              52,282       (295)   (0.56%)    46,312       (727)   (1.57%)    43,689       (851)   (1.95%)
Time deposits                        95,286     (2,653)   (2.78%)   105,224     (5,054)   (4.80%)   102,214     (5,353)   (5.24%)
Fed funds purchased and other
    Borrowings                          257        (15)   (5.84%)       274        (11)   (4.01%)       289        (23)   (7.96%)
                                   --------   --------             --------   --------             --------   --------
     Total interest bearing
       liabilities                 $269,766    ($4,288)   (1.59%)  $262,019   ($ 7,935)   (3.03%)  $231,948   ($ 8,192)   (3.53%)
                                   --------   --------             --------   --------             --------   --------


NONINTEREST BEARING LIABILITIES:
Demand deposits                      87,768                          87,726                          84,127
Other liabilities                     4,792                           5,859                           4,848
                                   --------                        --------                        --------
Total noninterest bearing
liabilities                        $ 92,560                        $ 93,585                        $ 88,975
                                   --------                        --------                        --------
     Total liabilities             $362,326                        $355,604                        $320,923
Stockholders' equity               $ 48,771                        $ 45,808                        $ 40,920
                                   --------                        --------                        --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY          $411,097                        $401,412                        $361,843
                                   ========                        ========                        ========

NET INTEREST INCOME AND
MARGIN ON TOTAL EARNING
ASSETS                                        $ 21,871    5.83%               $ 22,909    6.34%               $ 22,670    6.97%
                                              ========                        ========                        ========


Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yield on gross loans was not adjusted for nonaccrual loans, as these were considered not material for this calculation.




The following table analyzes the dollar amount of change in interest income and expense and the changes in dollar amounts attributable to (a) changes in volume (changes in volume at the current year rate), (b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times changes in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

TABLE 2                                                        Rate/Volume Variance Analysis
                                    --------------------------------------------------------------------------------
                                                                       (In thousands)

                                                                  Year Ended December 31
                                    --------------------------------------------------------------------------------
                                                2002 Compared To 2001                      2001 Compared to 2000
                                                 Increase (decrease)                        Increase (decrease)
                                    --------------------------------------    --------------------------------------
                                     Interest            Variance              Interest             Variance
                                     Income/          Attributable To          Income/           Attributable To
                                     Expense      ------------------------     Expense      ------------------------
                                     Variance       Rate          Volume       Variance        Rate         Volume
                                    ----------    ----------    ----------    ----------    ----------    ----------
INTEREST EARNING ASSETS:

Loans                               ($   3,360)   ($   4,709)   $    1,349    $      213    ($   2,978)   $    3,191

Taxable Securities                        (686)         (481)         (205)         (230)         (298)           68

Nontaxable Securities                     (268)         (187)          (81)           55           102           (47)

Federal Funds sold                        (371)         (397)           26           (56)         (194)          138

                                    ----------    ----------    ----------    ----------    ----------    ----------
     Total                          ($   4,685)   ($   5,774)   $    1,089    ($      18)   ($   3,368)   $    3,350
                                    ----------    ----------    ----------    ----------    ----------    ----------

INTEREST BEARING LIABILITIES:

Demand deposits                     ($     424)   ($     396)   ($      28)   $      126    ($      29)   $      155


Money market                              (394)         (615)          221            52          (271)          323

Savings deposits                          (432)         (466)           34          (124)         (165)           41

Time deposits                           (2,401)       (1,924)         (477)         (299)         (457)          158

Federal funds purchased and other
Borrowings                                   4             5            (1)          (12)          (11)           (1)
                                    ----------    ----------    ----------    ----------    ----------    ----------
     Total                          ($   3,647)   ($   3,396)   ($     251)   ($     257)   ($     933)          676

                                    ----------    ----------    ----------    ----------    ----------    ----------
NET INTEREST INCOME                 ($   1,038)   ($   2,378)   $    1,340    $      239        (2,435)   $    2,674
                                    ==========    ==========    ==========    ==========    ==========    ==========

         In 2002, net interest income represented 86.86% of net revenue (net interest income plus non-interest income, compared to 88.40% in 2001 and 85.71% in 2000. The net yield on average earning assets was 5.83% in 2002 compared to 6.34% in 2001 and 6.97% in 2000. The average rate earned on interest earning assets was 6.97% in 2002, down from 8.53% in 2001 and 9.49% in 2000. The average cost for interest-bearing liabilities was 1.59% in 2002, compared to 3.03% in 2001 and 3.53% in 2000.

         The decrease in net interest income in 2002 was due to the fact that the prime rate remained steady at 4.75% until November 7, when it declined to 4.25%, compared to 2001, which saw the rate decline from a high of 9.50% at the beginning of the year to a low of 4.75% at the end of the year. In the year 2000, the prime rate started at 8.00% and ended at 9.50%. The effect of these declines was as follows.

         Yield on average loans was 7.85% in 2002, decreasing from 9.59% in 2001 and 10.84% in 2000; interest on average taxable securities was 4.62% in 2002, decreasing from 5.76% in 2001 and 6.41% in 2000; interest on average nontaxable securities was 4.4% in 2002, decreasing from 5.07% in 2001 and 4.74% in 2000; and interest on average federal funds sold was only 1.60% in 2002, decreasing from 4.56% in 2001 and 6.43% in 2000; interest on average total interest earning assets was 6.97% in 2002, decreasing from 8.53% in 2001 and 9.49% in 2000. On the expense side, interest on average interest bearing demand deposits was 0.44% in 2002, decreasing from 1.20% in 2001 and 1.25%; interest on average money market accounts was 1.57% in 2002, decreasing from 2.68% in 2001 and 3.30% in 2000; interest on average savings accounts was 0.56% in 2002, decreasing from 1.57% in 2001 and 1.95% in 2000; interest on average time deposits was 2.78% in 2002, decreasing from 4.80% in 2001 and 5.24% in 2000; interest on average federal funds purchased and other borrowings was 5.84% in 2002, increasing from 4.01% in 2001 but decreasing from 7.96% in 2000; interest on average total interest bearing liabilities was 1.59%, decreasing from 3.03% in 2001 and 3.53%.

Provision and Allowance For Loan Losses
---------------------------------------

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

         Based on a review of the five years ended December 31, 2002 the Bank has had a very low loan loss experience, with only $59,000 in real estate loan losses. Real estate loans outstanding declined about $6,176,000 in 2002 compared to 2001. In 2001, they increased $70,529,000 over 2000. The proportion of the Allowance for Loan Losses attributable to real estate loans was $955,000 in 2000 or 62.8%, and increased to $1,912,000 in 2001, or 74.1%, and was $2,008,000 or
72.9% in 2002. The increase in the proportion of the allowance from 2000 to 2001 took into account (a) the significant increase in real estate loans outstanding;
(b) the state of the economy; and (c) the increase in vacancy factors in the current commercial real estate market. Net pay downs on real estate loans resulted in a slight decline from 2001 to 2002.

         The allowance for loan losses totaled $3,396,000, $3,543,000, and $3,332,000 at December 31, 2002, 2001 and 2000, respectively. This represented 1.18%, 1.21% and 1.43% of outstanding loans on those respective dates. The balances reflect an amount that, in management's judgment, is adequate to provide for potential loan losses based on the considerations listed above. During 2002, the provision for loan losses was $150,000, while write-offs totaled $305,000, compared to a provision of $300,000 and total write-offs of $94,000 in 2001, and a provision of $425,000 and total write-offs of $23,000. There was no significant single loan write off in the periods mentioned.


TABLE 3                                         Allocation of the Allowance for Loan Losses
                                                               (In thousands)

                       2002                 2001                 2000                 1999                 1998
                -----------------    -----------------    -----------------    -----------------    -----------------
                           Percent              Percent              Percent              Percent              Percent
                           in each              in each              in each              in each              In each
                           category             category             category             category             category
                           to total             to total             to total             to total             To total
                 Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                ---------   -----    ---------   -----    ---------   -----    ---------   -----    ---------   -----
Real Estate     $   2,008    72.9%   $   1,912    74.1%   $     955    62.8%   $   1,024    63.0%   $     795    68.7%
Construction          989    11.4%         504    11.6%       1,196    18.9%         566    18.3%         393    11.2%
Commercial            221    14.7%         387    13.4%         264    16.7%         415    17.1%         416    18.2%
Consumer               43     1.0%         226     0.9%         352     1.6%         526     1.6%         294     1.9%
Unfunded
  Commitments         135      --          514      --          565      --          389      --          326      --

                ---------   -----    ---------   -----    ---------   -----    ---------   -----    ---------   -----
Total           $   3,396   100.0%   $   3,543   100.0%   $   3,332   100.0%   $   2,920   100.0%   $   2,224   100.0%
                =========   =====    =========   =====    =========   =====    =========   =====    =========   =====

         Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2002. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

         1998 and 1999 saw a change in the portfolio mix, with an increase in loan size, and lending in Enterprise Zones, which implies a slightly higher risk. Favorable payment histories for these loans indicated that the allowance needed a smaller provision. Thus, the provision declined from 2000 onwards. Net loan charge-offs throughout the 5-year period has been very low, and are only nominal when compared to total loans.


TABLE 4                                                Allowance for Loan Losses
                                                          Historical Analysis
                                        -------------------------------------------------------
                                                             (In thousands)

                                                     For the year ended December 31
                                        -------------------------------------------------------
                                          2002        2001        2000        1999        1998
                                        -------     -------     -------     -------     -------
Balance at Beginning of Period          $ 3,543     $ 3,332     $ 2,920     $ 2,224     $ 1,666
Provision for Loan Losses                   150         300         425         750         750

Charge-offs:
Real Estate                                 (59)         --          --          --          --
Commercial                                 (216)        (22)         --         (51)       (169)
Consumer                                    (30)        (72)        (23)        (19)        (38)
                                        -------     -------     -------     -------     -------
   Total                                   (305)        (94)        (23)        (70)       (207)

Recoveries:
Commercial                                    2          --           1          10           7
Consumer                                      6           5           9           6           8
                                        -------     -------     -------     -------     -------
   Total                                      8           5          10          16          15
Net Charge-offs                            (297)        (89)        (13)        (54)       (192)
Balance at End of Period                $ 3,396     $ 3,543     $ 3,332     $ 2,920     $ 2,224

Percentages
Allowance for Loan Losses/Total Loans      1.18%       1.21%       1.43%       1.22%       1.08%
Net charge-offs/Real Estate Loans          0.18%         --          --          --          --
Net charge-offs//Commercial Loans          0.50%       0.06%       0.00%       0.10%       0.43%
Net charge-offs/Consumer Loans             0.81%       2.58%       0.36%       0.33%       0.76%
Net charge-offs/Total Loans                0.10%       0.03%       0.01%       0.02%       0.09%


Non-performing Assets
---------------------

         Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they became due. For the year ended December 31, 2002 had nonaccrual loans performed as agreed, approximately $75,000 in interest would have been accrued.

         Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 0.7% of total loans at the end of 2002. Nonperforming loans were 0.7% of total loans at the end of 2001, and 0.5% of total loans at the end of 2000. Management believes the current list of past due loans are collectible and does not anticipate any losses. There were no foreclosed assets as of the periods indicated.


TABLE 5                                     Analysis of Nonperforming Assets
                                      ------------------------------------------
                                                      (In thousands)

                                                 Year ended December 31,
                                      ------------------------------------------
                                       2002     2001     2000     1999     1998
                                      ------   ------   ------   ------   ------

Accruing loans 90 days or more        $   --   $   --   $   --   $   --   $   --
Nonaccrual loans                       2,161    1,959    1,218    1,999    3,232
                                      ------   ------   ------   ------   ------
Total                                 $2,161   $1,959   $1,218   $1,999   $3,232
                                      ======   ======   ======   ======   ======


There was no commitment to lend additional funds to any customer whose loan was classified nonperforming at December 31, 2002, 2001 and 2000.


Noninterest Income
------------------

         The following table sets forth the principal components of noninterest income:

TABLE 6                                           Noninterest Income
                                           -------------------------------
                                                (Dollars in thousands)

                                               Years Ended December 31
                                           -------------------------------
                                            2002        2001        2000
                                           -------     -------     -------

Service charges                            $ 1,989     $ 1,657     $ 1,661
Credit card fees                               921         913         975
Gain on sale of premises, equipment
   and leasehold improvements                   --          --         701
Gain (loss) on sales of securities             121          58          (1)
Other income                                   277         379         444
                                           -------     -------     -------
   Total noninterest income                $ 3,308     $ 3,007     $ 3,782
                                           =======     =======     =======


Noninterest income for the year ended December 31, 2002 was $3,308,000 compared to $3,007,000 for 2001 and $3,782,000 for 2000. Service charges represented the major portion of noninterest income. 2000 and 2001 were essentially the same, but a more accurate system to track and apply service charges was installed during 2002, resulting in $332,000 or 20.0% more income for 2002 compared to 2001. The only other significant item was a non-recurring $701,000 gain on sale of bank premises in 2000.

Noninterest Expenses
--------------------

         The following table sets forth the various components of noninterest expense:

TABLE 7                                           Noninterest Expenses
                                                 (Dollars in thousands)

                                                Years Ended December 31,
                                            -------------------------------
                                              2002        2001        2000
                                            -------     -------     -------

Salaries and employee benefits              $10,604     $10,532     $ 9,453
Occupancy expense                             1,246       1,290       1,122
Equipment expense                             2,008       1,736       1,453
Advertising expense                             324         384         428
Data processing expense                         385         330         360
Professional fees                             1,126         731         468
Director expense                                150         150         132
Surety insurance                                400         303         309
Telephone, postage, supplies                  1,073       1,014         973
Bankcard expenses                               787         735         693
Other                                           602         706         586
   Total interest expense                   $18,705     $17,911     $15,977

         Noninterest expenses for the year ended December 31, 2002 were $18,705,000, an increase of $794,000 or 4.4% over 2001. For 2001, they were
$17,911,000, an increase of $1,934,000 or 12.1% over 2000. During 2001, the Bank purchased computer hardware and software equipment to convert its accounting system and related application systems. This resulted in increased costs arising from overtime and additional staff working on the conversion of software systems. Because of difficulties encountered upon conversion and lack of functionality of the new software, the Bank evaluated these assets for impairment. No impairment loss was recognized. However, the Bank revised the estimated useful life of the software. Depreciation expense on the software with an original purchase price of approximately $675,000 came to $336,000 for the year ended December 31, 2001. The Bank converted back to its previous accounting and related application systems by March 2002. An important part of the increase in professional fees for 2001 was related to consultants hired to help with the data conversion process. The additional increase in professional fees in 2002 over 2001 had to do with expenses related to the activation of FNB Bancorp.


Balance Sheet Analysis
----------------------

         Total assets were $401,834,000 at December 31, 2002, which represented a 1.1% increase over 2001. Total assets were $397,388,000 at December 31, 2001, a 4.8% increase over 2000. Assets averaged $411.1 million in 2002, compared to $401.4 million in 2001 and $361.8 million in 2000. Average earning assets increased from $325.2 million in 2000 to $361.6 million in 2001 and $375.3 million in 2002. Average earning assets represented 89.9% of total average assets in 2000, 90.1% in 2001, and 91.3% in 2002. Interest-bearing liabilities averaged $269.8 million in 2002, $262.0 million in 2001, and $231.9 million in 2000.

Loans
-----

         The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2002 decreased by $3.3 million or 1.1% compared to 2001, and loans outstanding at December 31, 2001 had increased $58.6 million or 25.2% over 2000.

         Real Estate loans decreased by $6.2 or 2.8% in 2002 compared to 2001. This followed an increase of $70.5 million or 47.9% in 2001 over 2000. A greater emphasis was placed on developing new Commercial Real Estate business towards the end of 2000. Some of the projects started in 2000 became fully funded in 2001, and although this business continued to increase during 2002, it did so at a slower pace, following the current economic downturn. Construction loans decreased by $1.1 million or 3.1% in 2002 compared to 2001. These loans had declined $10.2 million or 23.1% in 2001 compared to 2000. Several construction projects were completed and paid off in 2001. However, there was less new loan activity in 2002, due to economic uncertainty, resulting in a further decline in outstanding loans. Commercial loans increased by $3.4 million or 8.6% in 2002 over 2001. They were flat between 2001 and 1999. Consumer loans represent a nominal portion of total loans. However, they increased by $0.4 million or 13.7% in 2002 compared to 2001, after declining $1.3 million or 32.7% in 2001 compared to 2000.



         Table 8 presents a detailed analysis of loans outstanding at December 31, 1998 through December 31, 2002.



TABLE 8                                         Loan Portfolio
                         -------------------------------------------------------------
                                                (in thousands)

                                                 December 31
                         -------------------------------------------------------------
                            2002         2001         2000         1999         1998
                         ---------    ---------    ---------    ---------    ---------
Real Estate loans        $ 211,473    $ 217,650    $ 147,121    $ 152,320    $ 142,916
Construction loans          32,947       34,016       44,245       44,208       23,188
Commercial loans            42,549       39,195       39,010       41,295       37,812
Consumer loans               2,956        2,600        3,861        3,911        3,942
                         ---------    ---------    ---------    ---------    ---------
   Sub total               289,925      293,461      234,237      241,734      207,858
Net deferred loan fees      (1,640)      (1,851)      (1,236)      (1,752)      (1,750)
                         ---------    ---------    ---------    ---------    ---------
   Total                 $ 288,285    $ 291,610    $ 233,001    $ 239,982    $ 206,108
                         =========    =========    =========    =========    =========

         The following table shows the Bank's loan maturities and sensitivities to changes in interest rates as of December 31, 2002.

                                                   Maturing
                                     Maturing     After One      Maturing
                                    Within One    But Within    After Five
                                       Year       Five Years      Years          Total
                                    ----------    ----------    ----------    ----------
Real Estate loans                   $  197,792    $    3,941    $    9,741    $  211,473
Construction loans                      30,815           614         1,518        32,947
Commercial loans                        39,795           793         1,960        42,549
Consumer loans                           2,765            55           136         2,956
                                    ----------    ----------    ----------    ----------
   Sub total                           271,167         5,403        13,355       289,925
Net deferred loan fees                  (1,534)          (30)          (76)       (1,640)
                                    ----------    ----------    ----------    ----------
   Total                            $  269,633    $    5,373    $   13,279    $  288,285
                                    ==========    ==========    ==========    ==========

With predetermined interest rates   $  156,934    $    3,127    $    7,729    $  167,790
With floating interest rates        $  112,699    $    2,246    $    5,550    $  120,495
                                    ----------    ----------    ----------    ----------
   Total                            $  269,633    $    5,373    $   13,279    $  288,285
                                    ==========    ==========    ==========    ==========


Average loans earned 7.85% in 2002, 174 basis points less than in 2001. Average loans in 2001 earned 9.59%, 125 basis points less than 2000. The prime rate held at 4.75% throughout 2002, ranged from 9.00% on January 4, 2001 to 4.75% on December 12, 2001, and from 8.50% in January 2000, to 9.50% from May 17 through the end of 2000. Loans averaged $288,633,000 in 2002, $17,184,000 or 6.3% above
2001. Loans averaged $271,449,000 in 2001, an increase of $33,282,000 or 14.0%
over 2000. Although volumes increased from 2000 through 2002, income did not follow the volume increase. Interest income on loans in 2002 was $22,664,000, a decrease of $3,360,000 or 12.9% compared to 2001. Interest income on loans in 2001 was $26,024,000, an increase of $213,000 or 0.8% over 2000.

Investment Portfolio
--------------------

         Investments at December 31, 2002 were $75,963,000, an increase of $10,652,000 or 16.3% over 2001. Investments at December 31, 2001 were $65,311,000, a decline of $21,930,000 or 25.1% compared to 2000.

         Available funds are first used for Loans, then Investments, and the remainder is sold as Federal Funds. The primary source of funds is the deposit base,. If more funds are needed, the Investment Portfolio maturity may be used, as well as sales and calls, which accounts for the volume variances in Investments. The Bank's investment portfolio is concentrated in U. S. Government Agencies and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2002:

                                         After              After
                                          One               Five
                      Due                Year               Years               Due
                     In One             Through            Through             After                     Maturity
                      Year               Five                Ten                Ten               Fair      In     Average
                     Or Less   Yield     Years    Yield     Years    Yield     Years    Yield     Value    Years    Yield
                     -------  -------   -------  -------   -------  -------   -------  -------   -------  -------  -------
                                                             (Dollars in thousands)
U. S. Government
   Agencies          $ 8,056    4.27%   $23,061    4.20%   $ 1,033    5.81%   $    --      --%   $32,150    2.34    4.26%
States & Political
Subdivisions           2,342    4.62%    13,607    4.46%    14,357    4.49%     1,086    4.74%    31,392    4.86    4.50%
Corporate debt         4,091    4.03%     6,205    5.38%        --      --%        --      --%    10,296    1.07    4.83%
Other Securities          --      --         --      --%        --      --%     2,125    6.36%     2,125   13.68    6.36%
     Total           $14,489    4.26%   $42,873    4.45%   $15,390    4.59%   $ 3,211    5.84%   $75,963    3.51    4.50%


The following table shows the securities portfolio mix at December 31, 2002, 2001 and 2000.

                                                          Years Ended December 31,
                                  ---------------------------------------------------------------------
                                           2002                    2001                    2000
                                  ---------------------   ---------------------   ---------------------
                                  Amortized     Fair      Amortized     Fair      Amortized     Fair
                                    Cost        Value       Cost        Value       Cost        Value
                                  ---------   ---------   ---------   ---------   ---------   ---------
                                                                       (Dollars in thousands)
U. S. Treasury                    $      --   $      --   $   1,000   $   1,029   $   3,996   $   4,017
U. S. Government Agencies            31,759      32,150      26,994      27,381      44,690      45,040
States & Political Subdivisions      29,595      31,392      29,119      29,461      36,651      36,537
Corporate Debt                       10,078      10,296       5,049       5,144          --          --
Other Securities                      2,125       2,125       2,296       2,296       1,647       1,647
                                  ---------   ---------   ---------   ---------   ---------   ---------
   Total                          $  73,557   $  75,963   $  64,458   $  65,311   $  86,984   $  87,241
                                  =========   =========   =========   =========   =========   =========


Deposits
--------

         The increase in earning assets in 2002 was funded by the increase in the deposit base. During 2002, average deposits were $357,277,000, an increase of $7,806,000 or 2.2% over 2001. During 2001, average deposits were $349,471,000, an increase of $33,685,000 or 10.7% over 2000. In 2002, average interest-bearing deposits were $269,509,000, an increase of $7,764,000 or 3.0% compared to 2001. In 2001, average interest-bearing deposits were $261,745,000, an increase of $30,086,000 or 13.0% compared to 2000.

         The Bank's cost of interest-bearing deposits was 1.6%, a decrease of 140 basis points compared to 2001. In 2001, the cost of interest-bearing deposits was 3.0%, a decrease of 50 basis points compared to 2000. The series of declines in the primary lending rate during 2001 without any increases in 2002 resulted in decreased costs of all types of interest-bearing deposits. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.4% in 2002, 1.2% in 2001 and 1.3% in 2000. Money market deposit costs averaged 1.6% in 2002, 2.7% in 2001 and 3.3% in 2000. Savings rates averaged 0.6% in 2002, 1.6% in 2001, and 2.0% in 2000. Finally, average interest on time certificates of deposit of $100,000 or more was 3.0% in 2002, sharply down from 4.8% in 2001 and 5.7% in 2000. On certificates under $100,000, average rates were 2.5% down from 4.8% in 2001 and 4.8% in 2000.

         The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

                                       Average Deposits and Average Rates paid for the period ending December 31,
                                  ------------------------------------------------------------------------------------
                                             2002                         2001                         2000
                                  --------------------------   --------------------------   --------------------------
                                                     % of                         % of                         % of
                                  Average   Average  Total     Average   Average  Total     Average   Average  Total
                                  Balance   Rate     Deposits  Balance   Rate     Deposits  Balance   Rate     Deposits
                                  --------  -------  -------   --------  -------  -------   --------  -------  -------
(in thousands)
Deposits:
Interest-bearing demand           $ 52,240      0.4%    14.6%  $ 54,539      1.2%    15.6%  $ 42,157      1.3%    13.3%
Money market                        69,701      1.6%    19.5     55,670      2.7%    15.9     43,599      3.3%    13.8
Savings                             52,282      0.6%    14.6     46,312      1.6%    13.3     43,689      2.0%    13.8
Time deposits $100,000 or more      54,388      3.0%    15.2     47,261      4.8%    13.5     51,444      5.7%    16.3
Time deposits under $100,000        40,898      2.5%    11.5     57,963      4.8%    16.6     50,770      4.8%    16.1
                                  --------  -------  -------   --------  -------  -------   --------  -------  -------

Total interest bearing deposits   $269,509      1.6%    75.4   $261,745      3.0%    74.9    231,659      3.5%    73.3
Demand deposits                     87,768      0.0%    24.6     87,726      0.0%    25.1     84,127      0.0%    26.7

                                  --------  -------  -------   --------  -------  -------   --------  -------  -------
Total deposits                    $357,277      1.2%   100.0%  $349,471      2.3%   100.0%  $315,786      2.6%   100.0%
                                  ========  =======  =======   ========  =======  =======   ========  =======  =======


The following table indicates the maturity schedule of time deposits of $100,000 or more:

       Analysis of Time Deposits of $100,000 or more at December 31, 2002
                                 (in thousands)

                                         Over Three      Over Six      Over
     Total Deposits      Three Months      To Six       To Twelve     Twelve
    $100,000 or More       Or Less         Months         Months      Months
   ------------------   --------------  ------------   -----------   --------
         $37,676           $18,403         $8,580         $6,610      $4,083

Capital
-------

         At December 31, 2002 shareholders' equity was $51,023,000, an increase of $4,680,000 or 10.1% over 2001. Shareholders' equity was $46,523,000 in 2001, an increase of $3,395,000 or 7.9% over 2000. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,413,000 in 2002, $2,272,000 in 2001 and $2,673,000 in 2000.

         In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the Company's Tier 1 capital consists of common shareholders' equity, though other instruments such as certain types of preferred stock can also be included in Tier 1 capital. Tier 2 capital consists of eligible reserves for possible loan losses and qualifying subordinated notes and debentures. Total capital is the sum of Tier 1 plus Tier 2 capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance sheet assets and off-balance sheet obligations.

         At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most banks. Furthermore, in 1993, the FDIC began assessing risk-based deposit insurance assessments based on financial institutions' capital resources and "management strength", as mandated by the FDIC Improvement Act of 1991. To qualify for the lowest insurance premiums as indicated in the following table, "well-capitalized" financial institutions must maintain risk-based Tier 1 and total capital ratios of at least 6.0% and 10.0% respectively. "Well-capitalized financial institutions must also maintain a leverage ratio equal to or exceeding 5.0%.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2002, 2001 and 2000.

                                                                                 Minimum "Well
                                                                                  Capitalized"
       Risk-Based Capital Ratios       2002          2001          2000           Requirements
       -------------------------    -----------   -----------   -----------     ---------------
       Tier 1 Capital                  13.92%       12.98%         14.54%   >          6.00%
                                                                            -

       Total Capital                   14.87%       13.98%         15.67%   >         10.00%
                                                                            -

       Leverage Ratios                 12.16%       11.41%         11.28%   >          5.00%
                                                                            -

Liquidity
---------

         The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions.

         Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, Federal Funds sold, Securities Available-for-Sale and Securities Held-to-Maturity. Securities Held-to-Maturity are only included if they are within three months of maturity or most likely call date. The Company's policy is to maintain a liquidity ratio of 20% or greater of total assets. As of December 31, 2002, the Company's primary liquidity was 23.93%, compared to 22.11% in 2001. The ratio increased primarily from a $10,652,000 increase in Securities Available-for Sale. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

         Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company's average core deposits funded 64% of average total assets of $411,097,000 for the year ended December 31, 2002, compared to 61% of total average assets of $401,412,000 for the year ended December 31, 2001.

         As of December 31, 2002, the Company had contractual obligations and other commercial commitments totaling approximately $62,577,000. The following table sets forth the Company's contractual obligations and other commercial commitments as of December 31, 2002. These obligations and commitments will be funded primarily by loan repayments and the Company's liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

                                                          Payments Due by Period
   (In thousands)
                                                    1 year   Over 1 to  Over 3 to    Over
   Contractual Obligations               Total     or less    3 years    5 years    5 years
   ----------------------------------   --------   --------   --------   --------   --------
   Operating Leases                     $  1,029   $    316   $    301   $    228   $    184

   Other Long-Term Obligations                78         78         --         --         --

                                        --------   --------   --------   --------   --------
   Total Contractual Cash Obligations   $  1,107   $    394   $    301   $    228   $    184
                                        ========   ========   ========   ========   ========


                                            Amounts of Commitments Expiration Per Period
   (In thousands)
                                          Total
                                         Amounts    1 year   Over 1 to  Over 3 to    Over
   Other Commercial Commitments         Committed  or less    3 years    5 years    5 years
   ----------------------------------   ---------  --------   --------   --------   --------
   Lines of Credit                      $ 30,966   $ 23,671   $  2,081   $  5,100   $    114

   Standby Letters of Credit               2,557      2,457         --        100         --

   Guarantees                                 --         --         --         --         --

   Other Commercial Commitments           27,947     27,947         --         --         --

                                        --------   --------   --------   --------   --------
   Total Commercial Commitments         $ 61,470   $ 54,075   $  2,081   $  5,200   $    114
                                        ========   ========   ========   ========   ========


         The largest component of the Company's earnings is net income, which can fluctuate widely when significant interest rates movements occur, as was the case in 2001, with its succession of prime lending cuts. There was a further 50 basis point cut at the end of December 2002. The Company's management is responsible for minimizing the Bank's exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at December 31, 2002 were adequate to meet its operating needs in 2003 and ongoing forward into the foreseeable future.

Effect of Changing Prices
-------------------------

         The results of operations and financial conditions presented in this report are based on historical cost information and are not adjusted for the effects of inflation.

         Since the assets and liabilities of banks are primarily monetary in nature (payable in fixed, determinable amounts), the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

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

         The following table includes key ratios, including returns on average assets and equity, which show the effect of the significant series of interest rate adjustments throughout 2001, and the further adjustment in 2002.

                                                  Return on Equity and Assets
                                              (Key financial ratios are computed
                                                     on average balances)

                                                    Year Ended December 31,
                                            ------------------------------------
                                               2002         2001         2000
                                            ----------   ----------   ----------

        Return on average assets               1.17%         1.30%        1.97%

        Return on average equity               9.87%        11.43%       17.42%

        Dividend payout ratio                 29.35%        43.38%       37.50%

        Average equity to assets ratio        11.86%        11.41%       11.31%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk
------------------

         Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or "gaps" occur in the repricing of assets and liabilities within a given time period. Gap analysis is used to quantify such mismatches. A "positive" gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period. A "negative" gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

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

         As a financial institution, the Company's potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those that possess a short-term maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

         The Company's Board of Directors has adopted an Asset/Liability policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Board of Directors monitors the Company's performance as compared to Asset/Liability Policy. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, and Controller. This committee meets monthly to review the Company's lending and deposit-gathering activities, to review competitive interest rates, to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2002. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.

                                                                   RATE SENSITIVE GAP ANALYSIS

                                                                     As of December 31, 2002
                                      ---------------------------------------------------------------------------------------

                                                                       Maturing or repricing
                                      ---------------------------------------------------------------------------------------
                                        Three        Over Three        Over One        Over           Not
                                        Months       To Twelve       Year Through      Five          Rate-
                                        Or Less        Months         Five Years       Years        Sensitive        Total
                                      -----------    -----------     -----------    -----------    -----------    -----------
(Dollars in thousands)
Interest earning assets:
Federal funds sold                    $     2,395    $        --     $        --    $        --    $        --    $     2,395
Securities                                  5,128          9,362          42,872         18,601             --         75,963
Loans                                     244,259         23,247           5,363         13,255          2,161        288,285
                                      -----------    -----------     -----------    -----------    -----------    -----------
 Total interest earning assets            251,782         32,609          48,235         31,856          2,161        366,643
                                      -----------    -----------     -----------    -----------    -----------    -----------
Cash and due from banks                        --             --              --             --         17,804         17,804
Allowance for loan losses                      --             --              --             --         (3,396)        (3,396)
Other Assets                                   --             --              --             --         20,783         20,783
                                      -----------    -----------     -----------    -----------    -----------    -----------
  Total assets                        $   251,782    $    32,609     $    48,235    $    31,856    $    37,352    $   401,834
                                      ===========    ===========     ===========    ===========    ===========    ===========


Interest bearing liabilities:
Demand, interest bearing              $    52,480    $        --     $        --    $        --    $        --    $    52,480
Savings and money market                  116,879             --              --             --             --        116,879
Time deposits                              37,318         36,394          15,840             --             --         89,552
Fed funds purchased and
  Other borrowed money                         78             --              --             --             --             78
                                      -----------    -----------     -----------    -----------    -----------    -----------
 Total interest bearing liabilities       206,755         36,394          15,840             --             --        258,989
                                      -----------    -----------     -----------    -----------    -----------    -----------
Noninterest demand deposits                    --             --              --             --         88,495         88,495
Other liabilities                              --             --              --             --          3,147          3,147
Stockholders' equity                           --             --              --             --         51,203         51,203
                                      -----------    -----------     -----------    -----------    -----------    -----------
  Total liabilities and
     Stockholders' equity             $   206,755    $    36,394     $    15,840    $        --    $   142,845    $   401,834
                                      ===========    ===========     ===========    ===========    ===========    ===========
Interest rate sensitivity GAP         $    45,027    ($    3,785)    $    32,395    $    31,856    ($  105,493)   $        --
                                      ===========    ===========     ===========    ===========    ===========    ===========
Cumulative interest rate
  sensitivity GAP                     $    45,027    $    41,242     $    73,637    $   105,493    $        --    $        --
Cumulative interest rate
   sensitivity GAP ratio                    17.88%         14.50%          22.14%         28.94%            --             --


         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is an estimate of the Company's net portfolio at December 31, 2002, using current discount rates, and an estimate of net interest income for 2003 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2002 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2002 and net interest income for 2002 assuming fluctuations or "rate shocks" of minus 50 and 100 basis points and plus 100 and 200 basis points. Minus 200 basis points not used because it would be greater than the Federal Funds rate. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

                                                          Market Risk in Securities
(Amount in thousands)                                        Interest Rate Shock
                                                            At December 31, 2002
Available for Sale securities
                                             Rates Decline                         Rates Increase
                                           ------------------                   --------------------
Rate change                                   (0.5%)      (1%)      Current          +1%         +2%

Unrealized gain (loss)                     $ 3,162   $ 3,917        $ 2,406     $   895       ($616)

Change from current                        $   756   $ 1,511                    ($1,511)    ($3,022)


                                                     Market Risk on Net Interest Income
(Amounts in thousands)                                      At December 31, 2002

                                             Rates Decline                         Rates Increase
                                           ------------------                   --------------------
Rate change                                   (0.5%)      (1%)      Current          +1%         +2%

Change in net interest income              $21,209   $20,431        $21,871     $22,890     $23,909

Change from current                          ($662)  ($1,440)                   $ 1,019     $ 2,038

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


INDEX TO FINANCIAL STATEMENTS                                              Page
                                                                           ----

Independent Auditors' Report................................................. 45

Consolidated Balance Sheets, December 31, 2002 and 2001...................... 46

Consolidated Statements of Earnings for the years ended
December 31, 2002, 2001 and 2000............................................. 47

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the years ended December 31, 2002, 2001 and 2000.................. 48

Consolidated Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000.......................................................... 49

Notes to Consolidated Financial Statements................................... 50

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

                          Independent Auditors' Report






Board of Directors
FNB Bancorp:



We have audited the accompanying consolidated balance sheet of FNB Bancorp and subsidiary as of December 31, 2002 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ KPMG LLP

San Francisco, California
February 28, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
FNB Bancorp and Subsidiary

We have audited the accompanying balance sheet of FNB Bancorp and Subsidiary (formerly First National Bank of Northern California) as of December 31, 2001, and the related statements of earnings, stockholders' equity and comprehensive income and cash flows for each of two years in the period ended December 31, 2001. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

San Francisco, California
January 31, 2002

                           FNB BANCORP AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                               Assets                                   2002           2001
                                                                    ------------   ------------
Cash and due from banks                                             $ 17,804,000     22,493,000
Federal funds sold                                                     2,395,000             --
                                                                    ------------   ------------
                  Cash and cash equivalents                           20,199,000     22,493,000
Securities available-for-sale                                         75,963,000     65,311,000
Loans, net                                                           284,889,000    288,067,000
Bank premises, equipment, and leasehold improvements                  11,280,000     11,655,000
Accrued interest receivable and other assets                           9,503,000      9,862,000
                                                                    ------------   ------------
                                                                    $401,834,000    397,388,000
                                                                    ============   ============
                Liabilities and Stockholders' Equity
Deposits:
     Demand, noninterest bearing                                    $ 88,495,000     87,982,000
     Demand, interest bearing                                         52,480,000     55,357,000
     Savings                                                         116,879,000     98,891,000
     Time                                                             89,552,000    101,849,000
                                                                    ------------   ------------
                  Total deposits                                     347,406,000    344,079,000
Federal funds purchased                                                       --      2,100,000
Accrued expenses and other liabilities                                 3,225,000      4,686,000
                                                                    ------------   ------------
                  Total liabilities                                  350,631,000    350,865,000
                                                                    ------------   ------------
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,437,000 shares                       26,492,000             --
     Common stock, $1.25 par value; authorized 10,000,000 shares;
        issued and outstanding 2,319,000 shares                               --      2,899,000
     Additional paid-in capital                                               --     20,497,000
     Retained earnings                                                22,907,000     22,546,000
     Accumulated other comprehensive income                            1,804,000        581,000
                                                                    ------------   ------------
                  Total stockholders' equity                          51,203,000     46,523,000
                                                                    ------------   ------------
                                                                    $401,834,000    397,388,000
                                                                    ============   ============

See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years ended December 31, 2002, 2001, and 2000

                                                         2002          2001          2000
                                                      -----------   -----------   -----------
Interest income:
    Interest and fees on loans                        $22,664,000    26,024,000    25,811,000
    Interest and dividends on securities                1,794,000     2,760,000     2,957,000
    Interest on tax-exempt securities                   1,461,000     1,449,000     1,427,000
    Federal funds sold                                    240,000       611,000       667,000
                                                      -----------   -----------   -----------
                Total interest income                  26,159,000    30,844,000    30,862,000
                                                      -----------   -----------   -----------
Interest expense:
    Interest on deposits and other                      4,273,000     7,924,000     8,191,000
    Interest expense on other borrowings                   15,000        11,000            --
                                                      -----------   -----------   -----------
                Total interest expense                  4,288,000     7,935,000     8,191,000
                                                      -----------   -----------   -----------
                Net interest income                    21,871,000    22,909,000    22,671,000
Provision for loan losses                                 150,000       300,000       425,000
                                                      -----------   -----------   -----------
                Net interest income after provision
                   for loan losses                     21,721,000    22,609,000    22,246,000
                                                      -----------   -----------   -----------
Noninterest income:
    Service charges                                     1,989,000     1,657,000     1,661,000
    Credit card fees                                      921,000       913,000       975,000
    Gain on sale of bank premises, equipment, and
       leasehold improvements                              14,000            --       701,000
    Gain (loss) on sales of securities                    121,000        58,000        (1,000)
    Other                                                 263,000       379,000       444,000
                                                      -----------   -----------   -----------
                Total noninterest income                3,308,000     3,007,000     3,780,000
                                                      -----------   -----------   -----------
Noninterest expense:
    Salaries and employee benefits                     10,604,000    10,532,000     9,453,000
    Occupancy expense                                   1,246,000     1,290,000     1,122,000
    Equipment expense                                   2,008,000     1,736,000     1,453,000
    Advertising expense                                   324,000       384,000       428,000
    Data processing expense                               385,000       330,000       360,000
    Professional fees                                   1,126,000       731,000       468,000
    Director expense                                      150,000       150,000       132,000
    Surety insurance                                      400,000       303,000       309,000
    Telephone, postage, supplies                        1,073,000     1,014,000       973,000
    Bankcard expenses                                     787,000       735,000       693,000
    Other                                                 602,000       706,000       586,000
                                                      -----------   -----------   -----------
                Total noninterest expense              18,705,000    17,911,000    15,977,000
                                                      -----------   -----------   -----------
                Earnings before income tax expense      6,324,000     7,705,000    10,049,000
Income tax expense                                      1,510,000     2,468,000     2,921,000
                                                      -----------   -----------   -----------
                Net earnings                          $ 4,814,000     5,237,000     7,128,000
                                                      ===========   ===========   ===========
Earnings per share data:
    Basic                                             $      1.98          2.15          2.93
    Diluted                                                  1.97          2.15          2.92
Weighted average shares outstanding:
    Basic weighted average shares outstanding           2,436,000     2,435,000     2,435,000
    Diluted weighted average shares outstanding         2,445,000     2,441,000     2,437,000


See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2002, 2001, and 2000

                                                                                             Accumulated
                                             Common stock         Additional                    other
                                       ------------------------    paid-in      Retained    comprehensive  Comprehensive
                                          Shares       Amount      capital      earnings    (loss ) income    income       Total
                                       -----------  -----------  -----------   -----------   -----------    ----------- -----------
Balance at December 31, 1999             2,104,000  $ 2,630,000   14,963,000    20,929,000    (1,015,000)                37,507,000
Comprehensive income:
    Net earnings                                --           --           --     7,128,000            --      7,128,000   7,128,000
    Other comprehensive income:
      Unrealized gain on securities,
        net of tax of $815,000                  --           --           --            --     1,166,000      1,166,000   1,166,000
                                                                                                            -----------
      Comprehensive income                                                                                  $ 8,294,000
                                                                                                            ===========
Cash dividends of $0.12 per share
    quarterly                                   --           --           --    (1,010,000)           --                 (1,010,000)
Cash dividends of $0.75 per share               --           --           --    (1,657,000)           --                 (1,657,000)
Stock dividend of 5%                       105,000      131,000    2,847,000    (2,978,000)           --                         --
Cash on fractional shares related
    to stock dividend                           --           --           --        (7,000)           --                     (7,000)
Stock options exercised                         --           --        1,000            --            --                      1,000
                                       -----------  -----------  -----------   -----------   -----------                -----------
Balance at December 31, 2000             2,209,000    2,761,000   17,811,000    22,405,000       151,000                 43,128,000
Comprehensive income:
    Net earnings                                --           --           --     5,237,000            --      5,237,000   5,237,000
    Other comprehensive income:
      Unrealized gain on securities,
        net of tax of $166,000                  --           --           --            --       430,000        430,000     430,000
                                                                                                            -----------
      Comprehensive income                                                                                  $ 5,667,000
                                                                                                            ===========
Cash dividends of $0.12 per share
    quarterly                                   --           --           --    (1,060,000)           --                 (1,060,000)
Cash dividends of $0.52 per share               --           --           --    (1,206,000)           --                 (1,206,000)
Stock dividend of 5%                       110,000      138,000    2,686,000    (2,824,000)           --                         --
Cash on fractional shares related
    to stock dividend                           --           --           --        (6,000)           --                     (6,000)
                                       -----------  -----------  -----------   -----------   -----------                -----------
Balance at December 31, 2001             2,319,000    2,899,000   20,497,000    22,546,000       581,000                 46,523,000
FNB Bancorp, 1-for-1 exchange
    of Bank stock                               --   20,497,000  (20,497,000)           --            --                         --
Comprehensive income:
    Net earnings                                --           --           --     4,814,000            --      4,814,000   4,814,000
    Other comprehensive income:
      Unrealized gain on securities,
        net of tax of $328,000                  --           --           --            --     1,223,000      1,223,000   1,223,000
                                                                                                            -----------
      Comprehensive income                                                                                  $ 6,037,000
                                                                                                            ===========
Cash dividends of $0.12 per share
    quarterly                                   --           --           --    (1,114,000)           --                 (1,114,000)
Cash dividends of $0.12 per share               --           --           --      (292,000)           --                   (292,000)
Stock dividend of 5%                       116,000    3,040,000           --    (3,040,000)           --                         --
Cash on fractional shares related
    to stock dividend                           --           --           --        (7,000)           --                     (7,000)
Stock options exercised                      2,000       56,000           --            --            --                     56,000
                                       -----------  -----------  -----------   -----------   -----------                -----------
Balance at December 31, 2002             2,437,000  $26,492,000           --    22,907,000     1,804,000                 51,203,000
                                       ===========  ===========  ===========   ===========   ===========                ===========


See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net earnings                                               $  4,814,000       5,237,000       7,128,000
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                           1,735,000       1,557,000       1,169,000
          (Gain) loss on sale of securities                        (121,000)        (58,000)          1,000
          Gain on sale of bank premises, equipment, and
             leasehold improvements                                 (14,000)             --        (701,000)
          Provision for loan losses                                 150,000         300,000         425,000
          Deferred taxes                                            183,000         432,000        (365,000)
          Changes in assets and liabilities:
             Accrued interest receivable and other assets           176,000      (1,144,000)     (2,005,000)
             Accrued expenses and other liabilities              (1,766,000)       (683,000)      1,624,000
                                                               ------------    ------------    ------------
                Net cash provided by operating activities         5,157,000       5,641,000       7,276,000
                                                               ------------    ------------    ------------
Cash flows from investing activities:
    Proceeds from matured securities available-for-sale          29,682,000      22,140,000      16,290,000
    Purchases of securities available-for-sale                  (40,895,000)    (23,784,000)    (30,893,000)
    Proceeds from sale of securities available-for-sale           2,078,000      24,236,000              --
    Proceeds from matured securities held-to-maturity                    --              --              --
    Net decrease (increase) in loans                              3,028,000     (58,699,000)      6,968,000
    Proceeds from sales of bank premises, equipment, and
       leasehold improvements                                        14,000           8,000       1,006,000
    Purchases of bank premises, equipment, and leasehold
       improvements                                              (1,153,000)     (2,181,000)     (1,415,000)
                                                               ------------    ------------    ------------
                   Net cash used in investing activities         (7,246,000)    (38,280,000)     (8,044,000)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
    Net increase in demand and savings deposits                  15,624,000      15,215,000      35,393,000
    Net decrease in time deposits                               (12,297,000)     (1,593,000)    (10,297,000)
    Net (decrease) increase in federal funds purchased           (2,100,000)      2,100,000              --
    Cash dividends paid                                          (1,413,000)     (2,272,000)     (2,674,000)
    Issuance of common stock                                         56,000              --           1,000
    Payments on capital note payable                                (75,000)        (71,000)        (76,000)
                                                               ------------    ------------    ------------
                Net cash (used in) provided by
                   financing activities                            (205,000)     13,379,000      22,347,000
                                                               ------------    ------------    ------------
                Net (decrease) increase in cash and cash
                   equivalents                                   (2,294,000)    (19,260,000)     21,579,000
Cash and cash equivalents at beginning of year                   22,493,000      41,753,000      20,174,000
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $ 20,199,000      22,493,000      41,753,000
                                                               ============    ============    ============
Additional cash flow information:
    Interest paid                                              $  4,763,000       8,099,000       7,832,000
    Income taxes paid                                               530,000       2,932,000       3,927,000
    Noncash - stock dividend                                      3,040,000       2,824,000       2,978,000


See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(1)    The Company and Summary of Significant Accounting Policies

       FNB Bancorp (the Company) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly owned subsidiary, First National Bank of Northern California (the Bank). The Bank provides traditional banking services in San Mateo and San Francisco counties.

       The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the Plan of Reorganization), and the shareholders of the Bank approved the Plan of Reorganization at a Special Meeting of the Shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters' rights of appraisal have been properly exercised) was converted into one share of the no par common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company common stock. The change in capital structure has been included for all periods presented.

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. For the Bank the significant accounting estimate is the allowance for loan losses (note 1(f)). A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

       (a)    Basis of Presentation

              The accounting and reporting policies of the Company and its wholly owned subsidiary are in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

       (b)    Cash and Cash Equivalents

              Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $539,000 and $10,573,000 at December 31, 2002 and 2001, respectively.

       (c)    Investment Securities

              Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company does not purchase securities with the intent to engage in trading activity.

                                       51                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



              Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity until realized.

              A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

       (d)    Derivatives

              All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company does not hold any derivatives at December 31, 2002 and 2001.

       (e)    Loans

              Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

              Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

              Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield, are deferred and amortized over the contractual term of the loan using the interest method.

                                       52                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



              Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms.

       (f)    Allowance for Loan Losses

              The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

              Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the banking regulators, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

       (g)    Depreciation and Amortization

              Depreciation is provided by the straight-line method over the estimated service lives of related assets ranging from 2 to 25 years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                                       53                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       (h)    Cash Dividends

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

       (i)    Income Taxes

              Deferred income taxes are determined using the assets and liabilities method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

       (j)    Stock Option Plan

              Stock options issued under the Company's stock option plan are accounted for using the intrinsic value method at the grant date, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and no compensation cost is recognized for them. The Bank has elected to continue with the accounting methodology in Accounting Principles Board Opinion No. 25 and, as a result, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied as follows:

                                                                             2002          2001          2000
                                                                         ------------  ------------  ------------
                Net earnings                            As reported      $  4,814,000     5,237,000     7,128,000
                Deduct: Total stock-based employee
                    compensation expense determined
                    under the fair value based
                    method for all awards, net of
                    related tax effects                                       (10,000)       (7,000)       (6,000)
                                                                         ------------  ------------  ------------

                Net earnings                            Pro forma        $  4,804,000     5,230,000     7,122,000
                                                                         ============  ============  ============

                Basic earnings per share                As reported              1.98          2.15          2.93
                                                        Pro forma                1.97          2.15          2.92

                Diluted earnings per share              As reported              1.97          2.15          2.92
                                                        Pro forma                1.96          2.14          2.92

                                       54                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       (k)    Earnings Per Share

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

              Earnings per share have been computed based on the following:

                                                                    Year ended December 31
                                                            ------------------------------------
                                                               2002         2001         2000
                                                            ----------   ----------   ----------
              Net earnings                                  $4,814,000    5,237,000    7,128,000

              Average number of shares outstanding           2,436,000    2,435,000    2,435,000
              Effective of dilutive options                      9,000        6,000        2,000
                                                            ----------   ----------   ----------

              Average number of shares outstanding used
                  to calculate diluted earnings per share    2,445,000    2,441,000    2,437,000
                                                            ==========   ==========   ==========

              Options to purchase 18,811 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on May 13, 2008, were still outstanding at December 31, 2002.

       (l)    Fair Values of Financial Instruments

              The notes to financial statements include various estimated fair value information as of December 31, 2002 and 2001. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

       (m)    Income Tax Credits

              At December 31, 2002, the Bank had a $2,125,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to

                                       55                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



              provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized or realizable. These investments are included in other securities in securities available-for-sale.

       (n)    Reclassifications

              Certain prior year information has been reclassified to conform to current year presentation.

(2)    Restricted Cash Balance

       Cash and due from banks include balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2002 and 2001, the Bank maintained deposits in excess of the FRB reserve requirement.

(3)    Securities Available-for-Sale

       The amortized cost and fair value of securities available-for-sale are as follows:

                                             Amortized     Unrealized    Unrealized
                                               cost          gains         losses       Fair value
                                            -----------   -----------    -----------    -----------
       December 31, 2002:
           Obligations of U.S. Government
             Agencies                       $31,759,000       391,000             --     32,150,000
           Obligations of states and
             political subdivisions          29,595,000     1,799,000         (2,000)    31,392,000
           Corporate debt                    10,078,000       223,000         (5,000)    10,296,000
           Other securities                   2,125,000            --             --      2,125,000
                                            -----------   -----------    -----------    -----------

                                            $73,557,000     2,413,000         (7,000)    75,963,000
                                            ===========   ===========    ===========    ===========

                                       56                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



                                             Amortized     Unrealized    Unrealized
                                               cost          gains         losses       Fair value
                                            -----------   -----------    -----------    -----------
       December 31, 2001:
           U.S. Treasury Bonds              $ 1,000,000        29,000             --      1,029,000
           Obligations of U.S. Government
             Agencies                        26,994,000       388,000             --     27,382,000
           Obligations of states and
             political subdivisions          29,119,000       395,000        (53,000)    29,461,000
           Corporate debt                     5,049,000        97,000         (3,000)     5,143,000
           Other securities                   2,296,000            --             --      2,296,000
                                            -----------   -----------    -----------    -----------

                                            $64,458,000       909,000        (56,000)    65,311,000
                                            ===========   ===========    ===========    ===========


       The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized       Fair
                                                       cost          value
                                                    -----------   -----------

       Available-for-sale:
           Due in one year or less                  $14,345,000    14,489,000
           Due after one year through five years     41,604,000    42,873,000
           Due after five years through ten years    14,463,000    15,390,000
           Due after ten years                        3,145,000     3,211,000
                                                    -----------   -----------

                                                    $73,557,000    75,963,000
                                                    ===========   ===========


       For the years ended December 31, 2002, 2001, and 2000, gross realized gains amounted to $121,000, $284,000 and $20,000, respectively. For the years ended December 31, 2002, 2001, and 2000, gross realized losses amounted to $0, $226,000, and $21,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $(33,000), $(16,000) and $0, respectively in 2002, 2001, and 2000.

       At December 31, 2002 and 2001, securities with an amortized cost and fair value of $30,576,000 and $32,274,000 and $42,840,000 and $42,961,000,
       respectively, were pledged as collateral for public deposits and for other purposes as required by law.

       As of December 31, 2002 and 2001, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000 and $617,000, respectively. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

                                       57                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(4)    Loans, Net

       Loans are summarized as follows at December 31:

                                             2002              2001
                                         -------------     -------------

       Real estate                       $ 211,473,000       217,650,000
       Construction                         32,947,000        34,016,000
       Commercial                           42,549,000        39,195,000
       Consumer & other                      2,956,000         2,600,000
                                         -------------     -------------

                                           289,925,000       293,461,000

       Allowance for loan losses            (3,396,000)       (3,543,000)
       Net deferred loan fees               (1,640,000)       (1,851,000)
                                         -------------     -------------

                                         $ 284,889,000       288,067,000
                                         =============     =============


       The Bank had total impaired loans of $2,161,000 and $1,959,000 at December 31, 2002 and 2001, respectively. The allowance for loan losses related to the impaired loans was $2,114,000 and $225,000 as of December 31, 2002 and 2001 respectively. There were no impaired loans without a valuation allowance as of December 31, 2002 and 2001. The average recorded investment in impaired loans during 2002, 2001, and 2000 was $2,063,000, $1,963,000 and $1,197,000, respectively. Interest income on impaired loans of $379,000, $32,000, and $0 was recognized for cash payments received in 2002, 2001, and 2000, respectively. The Bank has nonaccrual loans of $2,161,000 and $1,964,000 at December 31, 2002 and 2001, respectively.

(5)    Allowance for Loan Losses

       Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                 2002           2001           2000
                                             -----------    -----------    -----------
       Balance, beginning of year            $ 3,543,000      3,332,000      2,920,000

       Loans charged off                        (305,000)       (94,000)       (23,000)
       Recoveries                                  8,000          5,000         10,000
                                             -----------    -----------    -----------

                     Net loans charged off      (297,000)       (89,000)       (13,000)

       Provision for loan losses                 150,000        300,000        425,000
                                             -----------    -----------    -----------

       Balance, end of year                  $ 3,396,000      3,543,000      3,332,000
                                             ===========    ===========    ===========

                                       58                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(6)    Related Party Transactions

       In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2002:

                     Balance, beginning of year             $   5,537,000
                     Additions                                    966,000
                     Repayments                                (4,768,000)
                                                            -------------

                     Balance, end of year                   $   1,735,000
                                                            =============


(7)    Bank Premises, Equipment, and Leasehold Improvements

       Bank premises, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

                                                       2002            2001
                                                   ------------    ------------

       Buildings                                   $  6,830,000       6,705,000
       Equipment                                      6,809,000       5,992,000
       Leasehold improvements                           505,000         546,000
                                                   ------------    ------------

                                                     14,144,000      13,243,000

       Accumulated depreciation and amortization     (6,853,000)     (5,576,000)
                                                   ------------    ------------

                                                      7,291,000       7,667,000

       Land                                           3,989,000       3,988,000
                                                   ------------    ------------

                                                   $ 11,280,000      11,655,000
                                                   ============    ============


       Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $1,354,000, $1,227,000, and $1,169,000, respectively.

                                       59                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(8)    Deposits

       The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $37,676,000 and $45,899,000 at
       December 31, 2002 and 2001, respectively.

       At December 31, 2002, the scheduled maturities of time certificates of $100,000 and over are as follows:

                    Year ending December 31:
                        2003                           $    33,593,000
                        2004                                 3,033,000
                        2005                                 1,050,000
                                                       ---------------

                                                       $    37,676,000
                                                       ===============


(9)    Commitments and Contingencies

       The Bank leases a portion of its facilities and equipment under noncancelable operating leases expiring at various dates through 2009. Some of these operating leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expense applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

       The minimum rental commitments under the operating leases as of December 31, 2002 are as follows:

                    Year ending December 31:
                        2003                           $       316,000
                        2004                                   180,000
                        2005                                   120,000
                        2006                                   117,000
                        2007                                   111,000
                        Thereafter                             184,000
                                                       ---------------

                                                       $     1,028,000
                                                       ===============


       Total rent expense for operating leases was $373,000, $414,000, and $316,000, in 2002, 2001, and 2000, respectively.

       The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect of the Bank's financial statements.

(10)   Bank Savings Plan

       The Bank maintains a salary deferral 401(k) plan covering substantially all employees known as the First National Bank Savings Plan (the Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2002, 2001, and 2000 was $480,000, $524,000, and $750,000, respectively.

                                       60                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(11)   Salary Continuation and Deferred Compensation Plans

       The Bank maintains a Salary Continuation Plan and Deferred Compensation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Salary Continuation Plan expense for the years ended December 31, 2002, 2001, and 2000 was $131,000, $216,000, and $221,000, respectively.

       The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2002 and 2001, the liability included in accrued expenses and other liabilities was $1,093,000 and $1,039,000, respectively. The Plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the officer. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance polices as of December 31, 2002 and 2001 totaled $2,864,000 and $2,751,000, respectively.

(12)   Income Taxes

       The provision for income taxes for the years ended December 31, consists of the following:

                                   2002           2001           2000
                                ----------     ----------     ----------

       Current:
           Federal              $1,210,000      1,640,000      2,704,000
           State                   117,000        396,000        582,000
       Deferred:
           Federal                 175,000        352,000       (369,000)
           State                     8,000         80,000          4,000
                                ----------     ----------     ----------

                                $1,510,000      2,468,000      2,921,000
                                ==========     ==========     ==========


       The reasons for the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, are summarized as follows:

                                                   2002       2001       2000
                                                  ------     ------     ------

       Statutory rates                              34.0%      34.0%      34.0%
       Increase (decrease) resulting from:
           Tax-exempt income                       (11.5)%     (6.1)%     (4.7)%
           State income taxes, net of federal
             benefit                                 1.3%       4.4%       4.2%
           Tax refund                               --         --         (3.9)%
           Other, net                               (0.1)%     (0.3)%     (0.6)%
                                                  ------     ------     ------

                     Effective rate                 23.7%      32.0%      29.0%
                                                  ======     ======     ======

                                       61                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                            December 31
                                                                      -----------------------
                                                                         2002         2001
                                                                      ----------   ----------
       Deferred tax assets:
           Allowance for loan losses                                  $1,373,000    1,436,000
           Capitalized interest on buildings                              36,000       38,000
           Various accruals                                            1,256,000    1,240,000
                                                                      ----------   ----------

                     Total deferred tax assets                         2,665,000    2,714,000
                                                                      ----------   ----------

       Deferred tax liabilities:
           State income taxes                                            400,000      290,000
           Unrealized appreciation of available-for-sale securities      602,000      351,000
           Depreciation                                                  306,000      282,000
                                                                      ----------   ----------

                     Total deferred tax liabilities                    1,308,000      923,000
                                                                      ----------   ----------

                     Net deferred tax asset                           $1,357,000    1,791,000
                                                                      ==========   ==========


       Based upon projections for future taxable income over the next year in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There was no valuation allowance necessary at December 31, 2002 or December 31, 2001.

(13)   Financial Instruments

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

                                       62                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       The Bank's exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank's credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer's creditworthiness through ongoing credit reviews. The Bank generally requires collateral or other security to support commitments to extend credit. The following table provides summary information on financial institutions whose contract amounts represent credit risk as of December 31:

                                                                   2002          2001
                                                                -----------   -----------
       Financial instruments whose contract amounts represent
          credit risk:
             Undisbursed loan commitments                       $27,947,000    34,872,000
             Lines of credit                                     28,348,000    27,232,000
             MasterCard lines                                     2,618,000     3,144,000
             Standby letters of credit                            2,557,000     2,736,000
                                                                -----------   -----------

                                                                $61,470,000    67,984,000
                                                                ===========   ===========


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

       The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2002, there were $2,170,000 issued in financial standby letters of credit and the Bank carried no liability. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2002 there were $387,000 issued in performance standby letters of credit and the Banks carried no liability. The terms of the guarantees will expire primarily in 2003. The Banks have experienced no draws on these letters of credit, and do not expect to in the future; however, should a triggering event occur, the Banks either have collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

                                       63                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       The following methods and assumptions were used by the Company.

       (a)    Cash and Cash Equivalents

              The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

       (b)    Securities

              Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       (c)    Loans

              Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

       (d)    Off-Balance-Sheet Instruments

              Fair values for the Company's off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

       (e)    Deposit Liabilities

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

       (f)    Federal Funds Sold/Purchased

              The carrying amount of federal funds sold/purchased approximates their fair values.

                                       64                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       The following table provides summary information on the estimated fair value of financial instruments at December 31, 2002:

                                                                         Carrying        Fair
                                                                          amount         value
                                                                       ------------   ------------
       Financial assets:
           Cash and cash equivalents                                   $ 20,199,000     20,199,000
           Securities available for sale                                 75,963,000     75,963,000
           Loans, net                                                   284,889,000    288,346,000

       Financial liabilities:
           Deposits                                                     347,406,000    348,315,000

       Off-balance-sheet liabilities:
           Undisbursed loan commitments, lines of credit, Mastercard
             line, and standby letters of credit                                 --        750,000


       The following table provides summary information on the estimated fair value of financial instruments at December 31, 2001:

                                                                         Carrying        Fair
                                                                          amount         value
                                                                       ------------   ------------
       Financial assets:
           Cash and cash equivalents                                   $ 22,493,000     22,493,000
           Securities available for sale                                 65,311,000     65,311,000
           Loans, net                                                   288,067,000    287,250,000

       Financial liabilities:
           Deposits                                                     344,079,000    343,996,000
           Federal funds purchased                                        2,100,000      2,100,000

       Off-balance-sheet liabilities:
           Undisbursed loan commitments, lines of credit, Mastercard
             line, and standby letters of credit                                 --        830,000

                                       65                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       The carrying amounts include $2,161,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2002 only. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate excessive amounts of time and money would be incurred to estimate the fair values of nonperforming assets. As such, these assets are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these assets:

                                                     2002              2001
                                                 -------------    -------------

      Aggregate carrying amount                  $   2,161,000        1,959,000
      Effective rate                                      6.67%            8.07%
      Average term to maturity                       18 months        32 months


(14)   Significant Group Concentrations of Credit Risk

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

(15)   Regulatory Matters

       The Company, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                                       66                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

       As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or any of the Banks' categories.

       The Company's actual capital amounts and ratios are also presented in the following table:

                                                                                                      To be well
                                                                                                  capitalized under
                                                                        For capital               prompt corrective
                                              Actual                 adequacy purposes            action provisions
                                    --------------------------  ---------------------------  ---------------------------
                                       Amount         Ratio        Amount         Ratio         Amount         Ratio
                                    ------------  ------------  ------------   ------------  ------------   ------------
       December 31, 2002:
          Total risk-based capital
            (to Risk Weighted
            Assets)                $ 52,787,000         14.87% $ 28,391,000  >     8.0%     $ 35,489,000  >     10.0%
                                                                             -                            -
          Tier I capital (to Risk
            Weighted Assets)         49,391,000         13.92    14,195,000        4.0        21,293,000         6.0
          Tier I capital
            (to Average Assets)      49,391,000         12.16    16,247,000        4.0        20,309,000         5.0

                                                                                                    To be well
                                                                                                 capitalized under
                                                                       For capital               prompt corrective
                                             Actual                 adequacy purposes            action provisions
                                   ---------------------------  ---------------------------  ---------------------------
                                      Amount         Ratio        Amount         Ratio         Amount         Ratio
                                   -------------  ------------  ------------  -------------  ------------  -------------
       December 31, 2001:
          Total risk-based capital
            (to Risk Weighted
            Assets)                $ 49,444,000     13.98%      $ 28,271,000  > 8.0%         $ 35,339,000  > 10.0%
          Tier I capital (to Risk                                             -                            -
            Weighted Assets)         45,901,000     12.98         14,136,000    4.0            21,204,000     6.0
          Tier I capital
            (to Average Assets)      45,901,000     11.41         16,019,000    4.0            20,024,000     5.0

                                       67                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(16)   Stock Option Plan

       In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan, known as the 2002 FNB Bancorp Plan. The plans allow the Company to grant options to employees of up to 255,256 shares, which includes effect of stock dividends, of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date.

       The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2002; dividend yield of 7.4% for the year; risk-free interest rate of 3.8%; expected volatility of 12%; expected life of 10 years; and weighted average fair value of $0.40. The assumptions used for grants in 2001; dividend yield of 9% for the year; risk-free interest rate of 5.4%; expected volatility of 6.8%; expected life of 10 years; and weighted average fair value of $0.49. The assumptions used for grants in 2000; dividend yield of 10% for the year; risk-free interest rate of 6.1%; expected volatility of 11%; expected life of 10 years; and weighted average fair value of $0.83.

                                                                     Weighted
                                                                     average
                                                                     exercise
                                                        Shares        price
                                                      ----------    ----------

       2002 FNB Bancorp Plan:

           Outstanding at January 1, 2001                     --    $       --

           Granted                                        32,503         26.19

           Expired/forfeited                                (367)        26.19
                                                      ----------    ----------

           Outstanding at December 31, 2002               32,136    $    26.19
                                                      ==========    ==========


           Options exercisable at December 31, 2002        1,572    $    26.19
                                                      ==========    ==========


       The following information applies to options outstanding at December 31, 2002:

                Range of exercise prices                              $   26.19
                Options outstanding                                      32,136
                Weighted average remaining contractual life (years)         9.6

                                       68                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       A summary of the status of the Company's fixed stock option plans as of December 31, 2002, 2001, 2000 is presented below:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                         Shares         price
                                                       ----------    ----------

       1997 FNB Bancorp Plan:

           Outstanding at January 1, 2000                  49,836    $    24.05

           Granted                                         34,728         21.65

           Exercised                                          (22)        22.99

           Expired/forfeited                              (10,821)        23.76
                                                       ----------    ----------

           Outstanding at December 31, 2000                73,721         22.94

           Granted                                         34,415         22.72

           Expired/forfeited                               (3,511)        23.50
                                                       ----------    ----------

           Outstanding at December 31, 2001               104,625         22.91

           Exercised                                       (2,529)        22.46

           Expired/forfeited                              (17,514)        23.17
                                                       ----------    ----------

           Outstanding at December 31, 2002                84,582    $    22.91
                                                       ==========    ==========


           Options exercisable at December 31, 2002        40,542         23.26

           Options exercisable at December 31, 2001        29,199         23.54

           Options exercisable at December 31, 2000        14,649         24.06


       The following information applies to options outstanding at December 31, 2002:

            Range of exercise prices                            $  21.71 - 23.44
            Options outstanding                                           84,582
            Weighted average remaining contractual life (years)              7.1

                                       69                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(17)   Quarterly Data (Unaudited)

                                                                                Quarterly
                                                            -------------------------------------------------
                                                              First        Second       Third        Fourth
                                                            ----------   ----------   ----------   ----------
       2002:
           Interest income                                  $6,528,000    6,555,000    6,516,000    6,560,000
           Interest expense                                  1,167,000    1,143,000    1,090,000      888,000
                                                            ----------   ----------   ----------   ----------

                     Net interest income                     5,361,000    5,412,000    5,426,000    5,672,000

           Provision for loan losses                            75,000       75,000           --           --
                                                            ----------   ----------   ----------   ----------

                     Net interest income, after provision
                       for loan losses                       5,286,000    5,337,000    5,426,000    5,672,000

           Non-interest income                                 686,000      790,000      905,000      927,000
           Non-interest expense                              4,870,000    4,804,000    4,514,000    4,517,000
                                                            ----------   ----------   ----------   ----------

           Income before income taxes                        1,102,000    1,323,000    1,817,000    2,082,000

           Provision for income taxes                          336,000      308,000      457,000      409,000
                                                            ----------   ----------   ----------   ----------

                     Net earnings                           $  766,000    1,015,000    1,360,000    1,673,000
                                                            ==========   ==========   ==========   ==========

           Basic earnings per share                         $     0.31         0.42         0.56         0.69
           Diluted earnings per share                             0.31         0.42         0.56         0.68

                                                                                Quarterly
                                                            -------------------------------------------------
                                                              First        Second       Third        Fourth
                                                            ----------   ----------   ----------   ----------
       2001:
           Interest income                                  $8,052,000    8,119,000    7,928,000    6,745,000
           Interest expense                                  2,292,000    2,239,000    1,945,000    1,459,000
                                                            ----------   ----------   ----------   ----------

                     Net interest income                     5,760,000    5,880,000    5,983,000    5,286,000

           Provision for loan losses                            75,000       75,000       75,000       75,000
                                                            ----------   ----------   ----------   ----------

                     Net interest income, after provision
                       for loan losses                       5,685,000    5,805,000    5,908,000    5,211,000

           Non-interest income                                 847,000      712,000      750,000      698,000
           Non-interest expense                              4,239,000    4,505,000    4,346,000    4,821,000
                                                            ----------   ----------   ----------   ----------

                     Income before income taxes              2,293,000    2,012,000    2,312,000    1,088,000

           Provision for income taxes                          734,000      644,000      740,000      350,000
                                                            ----------   ----------   ----------   ----------

                     Net earnings                           $1,559,000    1,368,000    1,572,000      738,000
                                                            ==========   ==========   ==========   ==========

           Basic earnings per share                         $     0.64         0.56         0.65         0.30
           Diluted earnings per share                             0.64         0.56         0.65         0.30

                                       70                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(18)   Recent Accounting Pronouncements

       (a)    SFAS No. 142, Goodwill and Other Intangible Assets

              Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. The Statement was adopted effective January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not have any goodwill and intangible assets acquired in business combinations.

       (b)    SFAS 143, Accounting for Asset Retirement Obligations

              FASB Statement No. 143, Accounting for Asset Retirement Obligations. The Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. This Statement was adopted effective June 15, 2002 and adoption is not expected to have a material impact on the financial condition or operating results of the Company.

       (c) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

              FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement were adopted effective January 1, 2002. Adoption did not have a material impact on the financial condition or operating results of the Company.

       (d) SFAS No. 145, Rescissions of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

              The provisions of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Adoption of the provisions applicable to the year ended December 31, 2002 did not have a material impact on the financial condition or operating results of the Company.

       (e) SFAS No. 146, Accounting for Costs Associated with Exit or Disposed Activities

              The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not currently have plans to exit or dispose of activities.

                                       71                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



       (f) SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure

              The provisions of this Statement amend FASB Statement No. 123, Accounting for Stock-Based Compensation, and provide alternative methods of transition for enterprises that elect to change to the Statement No. 123 fair value method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all employee awards granted, modified, or settled after January 1, 2003.

       (g) FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation)

              This Interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 13 to the consolidated financial statement. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

              The Interpretation requires the guarantor to recognize a liability for the noncontingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

              As noted above the Company has adopted the disclosure requirement of the Interpretation (note 13) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into guarantees but has modified guarantees in the amount of $10,000 pursuant to the provisions of the Interpretation.

       (h)    FASB Interpretation No. 46, Consolidation of Variable Interest
              Entities

              Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. The Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks amount parties involved. Adoption of the provisions applicable to the year ended December 31, 2002 did not have a material impact on the financial condition or operating results of the Company.

                                       72                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



(19)   Condensed Financial Information of Parent Company

       The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, 2002 as follows:

                               Condensed balance sheet
       ----------------------------------------------------------------------

       Assets:
           Cash and due from banks                                $   117,000
           Investments in subsidiary                               51,295,000
           Other assets                                               392,000
                                                                  -----------
                     Total assets
                                                                  $51,804,000
                                                                  ===========
       Liabilities:
           Other liabilities                                      $   601,000

       Stockholders' equity                                        51,203,000
                                                                  -----------
                     Total liabilities and stockholders' equity
                                                                  $51,804,000
                                                                  ===========


                           Condensed statement of income
       ----------------------------------------------------------------------

       Income:
           Dividend income from subsidiary                        $ 1,478,000
                                                                  -----------

                     Total income                                   1,478,000
                                                                  -----------

       Expense:
           Interest expense                                             6,000
           Other expense                                              177,000
                                                                  -----------
                     Total expense
                                                                      183,000
                                                                  -----------

                     Income before income taxes and equity in
                       undistributed earnings of subsidiary         1,295,000

       Income tax expense                                             309,000
                                                                  -----------

                     Income before equity in undistributed
                       earnings of subsidiary                         986,000

       Equity in undistributed earnings of subsidiary               3,828,000
                                                                  -----------
                     Net earnings
                                                                  $ 4,814,000
                                                                  ===========

                                       73                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



                        Condensed statement of cash flows
       -----------------------------------------------------------------------

       Net earnings                                                $ 4,814,000
       Change in other assets                                         (392,000)
       Change in other liabilities                                     601,000
       Undistributed earnings of subsidiary                         (3,828,000)
                                                                   -----------

                     Cash flows provided by operating activities     1,195,000
                                                                   -----------
       Increase in investment to subsidiary
                                                                       (13,000)
       Capital expenditures                                           (100,000)
                                                                   -----------

                     Cash flows used in investing activities          (113,000)
                                                                   -----------
       Proceeds from exercise of common stock options
                                                                        56,000
       Dividends paid                                               (1,121,000)
                                                                   -----------

                     Cash flows provided by financing activities    (1,065,000)
                                                                   -----------

                     Net increase in cash                              117,000

       Cash, beginning of period                                            --
                                                                   -----------
       Cash, end of period
                                                                   $   117,000
                                                                   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

Not Applicable.

As previously reported by the Company, the Board of Directors of the Company, on September 27, 2002, approved the recommendation of the Audit Committee of the Board of Directors to change the Company's independent auditors. The firm of Grant Thornton LLP served the Company as independent auditors for the 2001 fiscal year. On September 27, 2002, the Company notified Grant Thornton LLP of their dismissal and termination as independent auditors for the Company, effective September 30, 2002. Also as previously reported, the Company engaged KPMG LLP as the Company's independent auditors for the 2002 fiscal year, effective as of September 30, 2002.



                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         Evaluation of Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (the "Disclosure Controls"), and its "internal controls and procedures for financial reporting" (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"). In this Item 14 are presented the conclusions of the CEO and the CFO about the effectiveness of the Disclosure Controls and the Internal Controls, based on and as of the date of the Controls Evaluation.

         CEO and CFO Certifications. Appearing immediately following the signatures section of this Annual Report are two separate forms of "Certifications" of the CEO and the CFO. The first form of certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The information set forth in this Item 14 concerns the Controls Evaluation referred to in the Section 302 Certifications, and such information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

         Limitations on the Effectiveness of Controls. The Company's management (including the CEO and the CFO) does not expect that Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Scope of the Controls Evaluation. The CEO and CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

         Internal Controls are also evaluated on an ongoing basis as part of the internal audits and reviews performed by outside consultants and by other personnel in the Company. The overall goals of these various evaluation activities are to monitor Disclosure Controls and Internal Controls and to make modifications as necessary. It is expected that Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, management has sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information is important both for the Controls Evaluation generally and for purposes of the Section 302 Certifications. The term "significant deficiencies" generally means "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. The term "material weakness" generally means a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management did not identify any "significant deficiencies" or "material weakness." Management also sought to deal with other controls matters in the Controls Evaluation and, in each case, if a problem was identified, management considered whatever revision, improvement and/or correction to make in accord with the Company's on-going procedures.

         In accord with requirements of the Commission, the CEO and the CFO have concluded that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions. Based upon the Controls Evaluation, the CEO and the CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiary is made known to management, including the CEO and the CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


(a)(1)   Financial Statements. Listed and included in Part II, Item 8.
         --------------------

(2)      Financial Statement Schedules.  Not applicable.
         -----------------------------

(3)      Exhibits.
         --------


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

           **10.18 Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

          ***10.19 First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

         ****10.20      FNB Bancorp Stock Option Plan (effective March 15,
                        2002)*

         ****10.21      FNB Bancorp Stock Option Plan, Form of Incentive Stock
                        Option Agreement*

         ****10.22      FNB Bancorp Stock Option Plan, Form of Nonstatutory
                        Stock Option Agreement*

        *****10.23      FNB Bancorp 2002 Stock Option Plan (adopted June 28,
                        2002)*

        *****10.24      FNB Bancorp 2002 Stock Option Plan, Form of Incentive
                        Stock Option Agreement*

        *****10.25      FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory
                        Stock Option Agreement*

              21.1 The Registrant has one subsidiary, First National Bank of Northern California.

              23.1      Consent of KPMG LLP

              23.2      Consent of Grant Thornton LLP

             99.12 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       ----------------------

       *      Denotes management contracts, compensatory plans or arrangements.

       ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

       *** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2002.

       **** Incorporated by reference to registrant's Registration Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

       ***** Incorporated by reference to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

       -------------------------------------------------------------------------


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the last quarter of 2002:


         Date of Report      Date Filed        Subject of Report
         --------------      ----------        -----------------

         September 27, 2002  October 4, 2002   Change in Certifying Accountant
                                               (dismiss)
         October 25, 2002    October 30, 2002  Declared Cash Dividend
         November 4, 2002    November 6, 2002  Change in Certifying Accountant
                                               (appoint)


         An Annual Report for the fiscal year ended December 31, 2002, and Notice of Annual Meeting and Proxy Statement for the Company's 2003 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FNB BANCORP


Dated:   March 28, 2003                 By: /s/ THOMAS C. MCGRAW
                                            ------------------------------------
                                            Thomas C. McGraw
                                            Chief Executive Officer
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                           Title                        Date
      ---------                           -----                        ----

/s/ MICHAEL R. WYMAN             Chairman of the Board of         March 28, 2003
----------------------------     Directors
Michael R. Wyman


/s/ THOMAS C. MCGRAW             Director, Chief Executive        March 28, 2003
----------------------------     Officer and Secretary
Thomas C. McGraw


/s/ JAMES B. RAMSEY              Senior Vice President and        March 28, 2003
----------------------------     Chief Financial Officer
James B. Ramsey                  (Principal Financial Officer
                                 and Principal Accounting Officer)

/s/ NEIL J. VANNUCCI             Director                         March 28, 2003
----------------------------
Neil J. Vannucci


                                 Director                         March 28, 2003
----------------------------
Edward J. Watson


/s/ DANIEL J. MODENA             Director                         March 28, 2003
----------------------------
Daniel J. Modena


/s/ LISA ANGELOT                 Director                         March 28, 2003
----------------------------
Lisa Angelot


/s/ JIM D. BLACK                 Director and President           March 28, 2003
----------------------------
Jim D. Black


/s/ ANTHONY J. CLIFFORD          Director and Executive Vice      March 28, 2003
---------------------------      President and Chief Operating
Anthony J. Clifford              Officer

                                 CERTIFICATIONS


         I, Thomas C. McGraw, Chief Executive Officer (Principal Executive Officer) of the registrant, FNB Bancorp, certify that:

1.       I have reviewed this annual report on Form 10-K of FNB Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003.



/s/ THOMAS C. MCGRAW
------------------------------
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

         I, James B. Ramsey, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of the registrant, FNB Bancorp, certify that:

1.       I have reviewed this annual report on Form 10-K of FNB Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003.



/s/ JAMES B. RAMSEY
-------------------------------------------------
James B. Ramsey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

                                INDEX TO EXHIBITS


            (FNB BANCORP Form 10-K for Year Ended December 31, 2002)



            Exhibit                                                   Page
            -------                                                   ----


23.1        Consent of KPMG LLP                                        87


23.2        Consent of Grant Thornton LLP                              88


99.12       Certification pursuant to Section 906                      89
             of the Sarbanes-Oxley Act of 2002