Form 10-Q
period 2003-03-31
FNB BANCORP/CA/
filed 2003-05-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003



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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of May 12, 2003: 2,437,043 shares.

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                     ASSETS

                                                                                           March 31       December 31
                                                                                             2003            2002
                                                                                          ---------       -----------

Cash and due from banks                                                                   $ 18,084         $ 17,804
Federal funds sold                                                                          13,115            2,395
                                                                                          ---------       -----------

   Cash and cash equivalents                                                                31,199           20,199

Securities available-for-sale                                                               67,093           75,963
Loans, net                                                                                 286,965          284,889
Bank premises, equipment, and leasehold improvements                                        11,119           11,280
     Accrued interest receivable and other assets                                            8,881            9,503
                                                                                          ---------       -----------

                                                                                          $405,257         $401,834
                                                                                          =========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Demand, noninterest bearing                                                             $ 92,039         $ 88,495
  Demand, interest bearing                                                                  49,208           52,480
  Savings and money market                                                                 119,858          116,879
  Time                                                                                      90,075           89,552
                                                                                          ---------       -----------

     Total deposits                                                                        351,180          347,406

Accrued expenses and other liabilities                                                       2,960            3,225
                                                                                          ---------       -----------

     Total liabilities                                                                     354,140          350,631
                                                                                          ---------       -----------

Stockholders' equity
  Common stock, no par value, authorized 10,000,000 shares;
    issued and outstanding 2,437,000 shares at March 31, 2003
    and December 31, 2002                                                                   26,492           26,492
  Retained earnings                                                                         23,232           22,907
  Accumulated other comprehensive income                                                     1,393            1,804
                                                                                          ---------       -----------

    Total stockholders' equity                                                              51,117           51,203
                                                                                          ---------       -----------

    Total liabilities and stockholders' equity                                            $405,257         $401,834
                                                                                          =========       ===========


          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                                    EARNINGS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                    Three months ended
                                                                         March 31,
                                                             --------------------------------
                                                               2003                   2002
                                                             ---------              ---------
Interest income:
  Interest and fees on loans                                 $   5,045              $   5,690
  Interest on taxable securities                                   425                    445
  Interest on tax-exempt securities                                320                    341
  Federal funds sold                                                22                     52
                                                             ---------              ---------
    Total interest income                                        5,812                  6,528

Interest expense:
  Interest on deposits                                             750                  1,158
  Other                                                           --                        9
                                                             ---------              ---------
    Total interest expense                                         750                  1,167

Net interest income                                              5,062                  5,361

Provision for loan losses                                          620                     75
                                                             ---------              ---------

Net interest income after provision for loan losses              4,442                  5,286

Noninterest income:
  Service charges                                                  680                    407
  Credit card fees                                                 203                    217
  Other income                                                      96                     62
                                                             ---------              ---------
    Total noninterest income                                       979                    686

Noninterest expense:
  Salaries and employee benefits                                 2,831                  2,643
  Occupancy expense                                                323                    326
  Equipment expense                                                379                    758
  Professional fees                                                197                    247
  Telephone, postage and supplies                                  234                    254
  Bankcard expenses                                                186                    185
  Other expense                                                    446                    457
                                                             ---------              ---------
    Total noninterest expense                                    4,596                  4,870
                                                             ---------              ---------

    Earnings before income tax expense                             825                  1,102

Income tax expense                                                 207                    336
                                                             ---------              ---------

    NET EARNINGS                                             $     618              $     766
                                                             =========              =========

Earnings per share data:
  Basic                                                      $    0.25              $    0.31
                                                             =========              =========
  Diluted                                                    $    0.25              $    0.31
                                                             =========              =========

Weighted average shares outstanding:
  Basic                                                      2,437,000              2,435,000
                                                             =========              =========
  Diluted                                                    2,440,000              2,444,000
                                                             =========              =========


           See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                          Three months ended
                                                                                                               March 31
                                                                                                   --------------------------------
                                                                                                     2003                    2002
                                                                                                   --------                --------
Cash flow from operating activities
  Net earnings                                                                                     $    618                $    766
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                                       407                     577
    Provision for loan losses                                                                           620                      75
    Changes in assets and liabilities
      Accrued interest receivable and other assets                                                      622                     111
      Accrued expenses and other liabilities                                                           (552)                   (163)
                                                                                                   --------                --------

      Net cash provided by operating activities                                                       1,715                   1,366

Cash flows from investing activities
  Purchase of securities available-for-sale                                                          (3,975)                (13,357)
  Proceeds from matured/called/securities available-for-sale                                         12,710                  14,753
  Net increase in loans                                                                              (2,696)                 (2,455)
  Purchases of bank premises, equipment, leaseholdimprovements                                         (157)                   (453)
                                                                                                   --------                --------

    Net cash (provided) in investing activities                                                       5,882                  (1,512)

Cash flows from financing activities
  Net increase in demand and savings deposits                                                         3,251                  19,395
  Net increase (decrease) in time deposits                                                              523                  (1,508)
  Net decrease in federal funds purchased                                                                --                  (2,100)
  Dividends paid                                                                                       (293)                 (1,484)
  Payments on capital note payable                                                                      (78)
                                                                                                   --------                --------

    Net cash provided by financing activities                                                         3,403                  14,228
                                                                                                   --------                --------

    NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                                                               11,000                  14,082

Cash and cash equivalents at beginning of period                                                     20,199                  22,493
                                                                                                   --------                --------

Cash and cash equivalents at end of period                                                         $ 31,199                $ 36,575
                                                                                                   ========                ========


Additional cash flow information
  Interest paid                                                                                    $    813                $  1,463
  Income taxes paid                                                                                $     --                $     --


          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

      FNB Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly owned subsidiary, First National Bank of Northern California (the "Bank"). The Bank provides traditional banking services in San Mateo and San Francisco counties.

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

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

      Results of operations for interim periods are not necessarily indicative of results for the full year.


NOTE B - STOCK OPTION PLAN

      Stock options issued under the Company's stock option plan are accounted for using the intrinsic value method at the grant date, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Accounting Principles Board Opinion No. 25 and, as a result, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied as follows:

(In thousands, except per share)                   Three months ended
                                                       March 31,
                                           -----------------------------------
                                                  2003               2002
                                           ----------------   ----------------

Net income as reported                            $618               $766
Deduct: total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effect                 (2)                (2)
                                           ----------------   ----------------

Pro forma net income                              $616               $764
                                           ----------------   ----------------

Earnings per share:
Basic - as reported                              $0.25              $0.31
Basic - pro forma                                $0.25              $0.31

Diluted - as reported                            $0.25              $0.31
Diluted - pro forma                              $0.25              $0.31


NOTE C - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                        March 31,                 December 31,
     (In thousands)                       2003                        2002
                                        ---------                 ------------

     Real Estate                        $ 210,656                 $    211,473

     Construction                          35,713                       32,947

     Commercial                            43,742                       42,549

     Consumer                               2,379                        2,956
                                        ---------                 ------------
       Gross loans                        292,490                      289,925

     Net deferred loan fees                (1,578)                      (1,640)
     Allowance for loan losses             (3,947)                      (3,396)
                                        ---------                 ------------

     Net loans                          $ 286,965                 $    284,889
                                        =========                 ============


NOTE D - EARNINGS PER SHARE CALCULATION

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

      Earnings per share have been computed based on the following (dollars in thousands):


                                                          Three months ended
     (In thousands, except number of shares)                   March 31,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------

     Net earnings                                      $      618     $      766

     Average number of shares outstanding               2,437,000      2,435,000
     Effect of dilutive options                             3,000          9,000
                                                       ----------     ----------
     Average number of shares outstanding used
       to calculate diluted earnings per share          2,440,000      2,444,000
                                                        =========      =========


      Options to purchase 48,019 shares of common stock were not included in the computation of diluted EPS for three months ended March 31, 2003, because the options' exercise price was greater than the average market price of the common shares. Options to purchase 17,940 shares of common stock were not included in the computation of diluted EPS for three months ended March 31, 2002 for the same reason. These options, that expire on May 31, 2008, were still outstanding as of March 31, 2003.


NOTE E - COMPREHENSIVE INCOME

      Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended March 31, 2003 was $207,000 compared to $622,000 for the three months ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      Earnings Analysis
      -----------------

      Net earnings for the quarter ended March 31, 2003 was $618,000, compared to net earnings of $766,000 for the quarter ended March 31, 2002.

      Net interest income for the quarter ended March 31, 2003 was $5,062,000, compared to $5,361,000 for the quarter ended March 31, 2002, a decrease of $299,000 or 5.58%. The prime lending rate was 4.25% during the first quarter of 2003, compared to 4.75% during the first quarter of 2002, a decrease of 50 basis points or 10.53%. The 11th District Cost of Funds Index (COFI) was 2.210% in March 2003, compared to 2.653% in March 2002, a decrease of 44.3 basis points.

      Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

      The following tables present an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.


Table 1                                                        NET INTEREST INCOME AND AVERAGE BALANCES
-------                                                              FNB BANCORP AND SUBSIDIARY

                                                                            Three months ended March 31
                                                      -----------------------------------------------------------------------
(In thousands)                                                      2003                                 2002
                                                      ---------------------------------    ----------------------------------
                                                      Interest     Average                 Interest     Average
                                                      Average      Income         Yield    Average      Income         Yield
INTEREST EARNING ASSETS                               Balance     (Expense)       (Cost)   Balance     (Expense)       (Cost)
                                                     ---------    ---------       -----   ---------    ---------       -----

Loans, gross                                         $ 288,024    $   5,045        7.10%  $ 293,784    $   5,690        7.85%
Taxable securities                                      42,229          425        4.08      34,805          445        5.19
Nontaxable securities                                   30,882          320        4.20      28,231          341        4.90
Federal funds sold                                       7,609           22        1.17      12,506           52        1.69
                                                     ---------    ---------               ---------    ---------
  Total interest earning assets                      $ 368,744    $   5,812        6.39   $ 369,326    $   6,528        7.17

NONINTEREST EARNING ASSETS
Cash and due from banks                              $  18,250                            $  19,395
Premises and equipment                                  11,141                               11,724
Other assets                                             6,100                                3,887
                                                     ---------                            ---------
  Total noninterest earning assets                   $  35,491                            $  35,006
                                                     =========                            =========

TOTAL ASSETS                                         $ 404,235                            $ 404,332
                                                     =========                            =========


INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                             $  49,949         ($28)      (0.23)     58,671         ($64)      (0.44)
Money market                                            64,271         (165)      (1.04)     57,326         (237)      (1.68)
Savings                                                 53,861          (53)      (0.40)     50,364          (73)      (0.59)
Time deposits                                           89,670         (504)      (2.28)    100,585         (784)      (3.16)
Federal funds purchased and other
  borrowings                                                43           (0)      (0.00)        445           (9)      (8.20)
                                                     ---------    ---------               ---------    ---------
    Total interest bearing liabilities               $ 257,794        ($750)      (1.18)  $ 267,391    ($  1,167)      (1.77)
                                                     ---------    ---------               ---------    ---------


NONINTEREST BEARING LIABILITIES
Demand deposits                                         89,643                               85,155
Other liabilities                                        4,940                                4,349
                                                     ---------                            ---------
  Total noninterest bearing liabilities              $  94,583                            $  89,504
                                                     ---------                            ---------

TOTAL LIABILITIES                                    $ 352,377                            $ 356,895
Stockholders' equity                                 $  51,858                               47,437

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $ 404,235                            $ 404,332
                                                     =========                            =========

NET INTEREST INCOME AND MARGIN
  ON TOTAL EARNING ASSETS                                         $   5,062        5.57%               $   5,361        5.89%


Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.


      Table 1, above, shows the various components that contributed to changes in net interest income for the two quarterly periods. The principal earning assets are loans, from a volume perspective as well as from an earnings rate. For the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, interest on loans decreased $645,000 or 11.34%, while the yield decreased 75 basis points, and average loans outstanding decreased $5,760,000. Average taxable securities increased $7,424,000 in the same periods, as fewer callable issues remained, and reinvestment took place. Yields on these securities decreased 111 basis points, and their income decreased $20,000. Average nontaxable securities increased $2,651,000, and their interest decreased $21,000, while the yield decreased 70 basis points. Average federal funds sold decreased $4,897,000, and interest decreased $30,000, while yield decreased 52 basis points. Average total interest earning assets decreased by $582,000, their income decreased $716,000 and the yield decreased 78 basis points.

      For the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, interest on interest bearing demand deposits decreased $36,000 or 56.25%, as the volume decreased $8,722,000 or 14.87%, and the yield decreased 21 basis points. The decrease in yield was 47.73%. For the same periods, interest on money market deposits decreased by $72,000 or 30.38%, their volume increased by $6,945,000, but the yield decreased from 1.68% to 1.04%. Interest on savings for the same periods decreased $20,000, while savings volume increased $3,497,000 or 6.94%, and the yield decreased 19 basis points. Interest on time deposits decreased $280,000 or 35.71%, and volume decreased $10,915,000 or 10.85%, while yields decreased 88 basis points. Finally, total interest on interest bearing liabilities decreased $417,000 quarter-to-quarter, volume decreased $9,597,000 or 3.59%, and the yield decreased from 1.77% for the quarter ended March 31, 2002 to 1.18% for the quarter ended March 31, 2003. The net interest income and margin as a percent of total earning assets decreased by 32 basis points for the first quarter of 2002 compared to the first quarter of 2003.

      For the three months ended March 31, 2003 compared to the three months ended March 31, 2002, the following Table 2 shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.


Table 2                                                FNB BANCORP AND SUBSIDIARY
-------                                              RATE/VOLUME VARIANCE ANALYSIS

                                                     Three Months Ended March 31,
(In thousands)                                           2003 Compared To 2002
                                                  ----------------------------------
                                                                  Increase (decrease)
                                                     Interest           Variance
                                                  Income/Expense    Attributable To
                                                     Variance       Rate     Volume
                                                  --------------    ----     ------
INTEREST EARNING ASSETS
Loans                                                 ($645)       ($533)    ($112)
Taxable securities                                      (20)         (95)       75
Nontaxable securities                                   (21)         (48)       27
Federal funds sold                                      (30)         (10)      (20)
                                                      -----        -----     -----
Total                                                 ($716)       ($686)     ($30)
                                                      -----        -----     -----

INTEREST BEARING LIABILITIES
Demand deposits                                        ($36)        ($26)     ($10)
Money market                                            (72)         (90)       18
Savings deposits                                        (20)         (23)        3
Time deposits                                          (280)        (195)      (85)
Federal funds purchased and other borrowings             (9)          (1)       (8)
                                                      -----        -----     -----
Total                                                 ($417)       ($335)     ($82)
                                                                   -----     -----

NET INTEREST INCOME                                   ($299)       ($351)    $  52
                                                      =====        =====     =====

Noninterest income
------------------

      The following table shows the principal components of noninterest income for the periods indicated.

      Table 3                                 NONINTEREST INCOME
      -------
                                          Three months ended March 31,
      (In thousands)                         2003              2002
                                          ----------        ----------

      Service charges                        $680              $407
      Credit card fees                        203               217
      Other income                             96                62
                                          ----------        ----------
        Total noninterest income             $979              $686
                                          ==========        ==========


      Noninterest income consists mainly of service charges on deposits and credit card fees, and other miscellaneous types of income. Service charges increased $273,000 or 67.1% in the quarter ended March 31, 2003 over the same quarter in 2002. Most of this was from an increase of $171,000 in charges for checks returned for insufficient funds. The remaining categories, Credit card fees and Other income, increased by $20,000 or 7.2% for the quarter ended March 31, 2003 compared to the quarter in 2002.

Noninterest expense
-------------------

      The following table shows the principal components of noninterest expense for the periods indicated.

Table 4                                        NONINTEREST EXPENSE
-------

                                          Three months ended March 31,
      (In thousands)                         2003              2002
                                          ----------        ----------

      Salaries and employee benefits       $2,831            $2,643
      Occupancy expense                       323               326
      Equipment expense                       379               758
      Professional fees                       197               247
      Telephone, postage & supplies           234               254
      Bankcard expenses                       186               185
      Other expense                           446               457
                                          ----------        ----------
        Total noninterest expense          $4,596             $4,870
                                          ==========        ==========


      The only significant variance was in equipment expense, which decreased by $379,000 or 50.0% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The quarter ended March 31, 2002 included a $283,000 equipment write-down related to the final phase of the Bank's accounting and related application systems, and a net decrease of $96,000 in other related nonrecurring equipment expenses.

Income Taxes
------------

      The effective tax rate was 30% for the first three months of 2002. Investment in tax-free securities and tax-favored Enterprise Zone loans generated a higher proportion of tax-free interest income to total interest income for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Consequently, the effective tax rate for the three months of 2003 decreased to 25%.

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

      In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is the Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at March 31, 2003 are adequate to meet its operating needs in 2003 and going forward into the foreseeable future.

      The following table sets forth information concerning rate sensitive assets and rate sensitive liabilities as of March 31, 2003. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

Table 5
-------

                                                                            RATE SENSITIVE ASSETS/LIABILITIES
(In thousands)                                                                     As of March 31, 2003

                                                                         Over
                                                              Three      Three       Over One      Over        Not
                                                              Months     Twelve       Through      Five        Rate-
                                                             Or Less     Months      Five Years    Years     Sensitive      Total
                                                            ---------   ---------    ----------  ---------   ---------    ---------

Interest earning assets:
Federal funds sold                                          $  13,115   $    --      $    --     $    --     $    --      $  13,115
Securities available for sale                                   3,710      12,329       31,449      19,605        --         67,093
Loans                                                         246,924      17,987        5,222      12,918       7,861      290,912
  Total interest earning assets                               263,749      30,316       36,671      32,523       7,861      371,120
Cash and due from banks                                          --          --           --          --        18,084       18,084
Allowance for loan losses                                        --          --           --          --        (3,947)      (3,947)
Other assets                                                     --          --           --          --        20,000       20,000
                                                            ---------   ---------    ---------   ---------   ---------    ---------
  Total assets                                              $ 263,749   $  30,316    $  36,671   $  32,523   $  41,998    $ 405,257


Interest bearing liabilities:
Demand, interest bearing                                    $  49,208   $    --      $    --     $    --     $    --    $  49,208
Savings and money market                                      119,858        --           --          --          --        119,858
Time deposits                                                  37,116      37,582       15,377        --          --         90,075
                                                            ---------   ---------    ---------   ---------   ---------    ---------
   Total interest bearing liabilities                         206,182      37,582       15,377        --          --        259,141
                                                            ---------   ---------    ---------   ---------   ---------    ---------
Noninterest demand deposits                                      --          --           --          --        92,039       92,039
Other liabilities                                                --          --           --          --         2,960        2,960
Stockholders' equity                                             --          --           --          --        51,117       51,117
                                                            ---------   ---------    ---------   ---------   ---------    ---------
   Total liabilities and stockholders' equity               $ 206,182   $  37,582    $  15,377   $    --     $ 146,116    $ 405,257
                                                            =========   =========    =========   =========   =========    =========
Interest rate sensitivity gap                               $  57,567   ($  7,266)   $  21,294   $  32,523   ($104,118)   $    --
                                                            =========   =========    =========   =========   =========    =========

Cumulative interest rate sensitivity gap                    $  57,567   $  50,301    $  71,595   $ 104,118   $    --      $    --

Cumulative interest rate sensitivity gap ratio                 21.83%      17.11%       21.65%      28.66%

Financial Condition
-------------------

      Assets. Total assets increased to $405,257,000 at March 31, 2003 from $401,834,000 at December 31, 2002, an increase of $3,423,000. Most of this increase was in cash and cash equivalents, which increased $11,000,000 and was offset mainly by a $8,870,000 decrease in securities available for sale. Most of the increase in total assets came from total deposits, which increased by $3,774,000.

      Loans. Net loans at March 31, 2003 were $286,965,000, an increase of $2,076,000 or 0.73% over December 31, 2002, which showed $284,889,000.
Construction loans increased $2,766,000, representing most of the change. The portfolio breakdown was as follows.

Table 6                                             LOAN PORTFOLIO
-------

                                    March 31,               December 31,
(In thousands)                         2003        Percent     2002        Percent
                                    ---------      -------  ------------   -------

Real Estate                         $ 210,656        72.0%  $    211,473     72.9%
Construction                           35,713        12.2         32,947     11.4
Commercial                             43,742        15.0         42,549     14.7
Consumer                                2,379         0.8          2,956      1.0
                                    ---------      -------  ------------   -------
   Gross loans                        292,490       100.0%       289,925    100.0%

Net deferred loan fees                 (1,578)                    (1,640)
Allowance for loan losses              (3,947)                    (3,396)
                                    ---------               ------------
   Net loans                        $ 286,965               $    284,889
                                    =========               ============


      Allowance for Loan Losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The allowance for loan losses is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company is committed to maintaining adequate reserves, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change. Two commercial office buildings on which the Bank has a term loan and a construction loan and are not yet leased have lost value at an accelerated rate during the first quarter of 2003. These borrowers have been impacted by downturns in their other holdings which impacts their ability to service these loans. These buildings are located in the South of Market area of San Francisco and in the Silicon Valley community of Mountain View. Both of these communities have been continuously impacted at an increasing rate from the Dot.Com meltdown. Additional reserves for the unsecured portions of these loans have been made. The loans are current and the borrowers have a variety of alternatives to cure the current situation. $500,000 in additional allowance for loan losses was provided related to these two loans during the quarter.

      A summary of transactions in the allowance for loan losses for the three months ended March 31, 2003 and the year ended December 31, 2002 is as follows:

Table 7                         ALLOWANCE FOR LOAN LOSSES
-------

                                  Three months ended            Year ended
(In thousands)                      March 31, 2003          December 31, 2002
                                  ------------------        -----------------

Balance, beginning of period           $  3,396                   $  3,543
Provision for loan losses                   620                        150
Recoveries                                    1                          8
Amounts charged off                         (70)                      (305)
                                  ------------------        -----------------
Balance, end of period                 $  3,947                   $  3,396
                                  ==================        =================

      In management's judgment, the allowance was adequate to absorb potential losses inherent in the loan portfolio at March 31, 2003. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

      Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At March 31, 2003, there was $7,861,000 in non-accrual loans, compared to $2,161,000 at December 31, 2002. In the first quarter of 2003, a residential care facility loan with a balance of $5,827,000 was placed on non-accrual status and a notice of default filed. The bank is well collateralized at current values. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

      Deposits. Total deposits at March 31, 2003 were $351,180,000 compared to $347,406,000 on December 31, 2002. Of these totals, noninterest-bearing demand deposits were $92,039,000 or 26.2% of the total on March 31, 2003 and $88,495,000 or 25.5% on December 31, 2002. Time deposits were $90,075,000 on
March 31, 2003 and $89,552,000 on December 31, 2002.


The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2003:

Table 8
-------

(In thousands)                     Under     $100,000
Maturities:                      $100,000     or More        Total
                                 --------    --------       --------

Three months or less             $ 19,281    $ 17,835       $ 37,116
Over three to six months           12,811       8,103         20,914
Over six through twelve months     10,314       6,355         16,669
Over twelve months                 10,456       4,920         15,376
                                 --------    --------       --------
    Total                        $ 52,862    $ 37,213       $ 90,075
                                 ========    ========       ========


The following table shows the risk-based capital ratios and leverage ratios at March 31, 2003 and December 31, 2002:

Table 9                                                          Minimum "Well
-------                         March 31,      December 31,      Capitalized"
Risk-Based Capital Ratios         2003             2002          Requirements
                                ---------      ------------      -------------

Tier 1 Capital                   14.16%           13.92%             6.00%

Total Capital                    15.28%           14.87%            10.00%

Leverage Ratios                  12.43%           12.16%             5.00%


      Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of March 31, 2003, liquid assets were $98,292,000 or 24.3% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company's principal source of income on a stand-alone basis is dividends from the Bank.

      A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest earning assets, so that a lower loan to deposit ratio means lower potential income. On March 31, 2003 net loans were at 81.7% of deposits.

     Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
     ------------------------------------------------------------------------

      This report, including management's discussion above, concerning earnings and financial condition, contains "forward-looking statements". Forward-looking statements are estimates of or statements about expectations or beliefs regarding the Company's future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

      Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report, or to make predictions based solely on historical financial performance. The Company also disclaims any obligation to update forward-looking statements contained in this report.

Other Matters

      Off-Balance Sheet Items

      The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $63,009,000 and $61,470,000 at March 31, 2003 and December 31, 2002,
respectively. As a percentage of net loans, these off-balance sheet items represent 22.0% and 22.0% respectively.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. There has been no material change since March 31, 2003.


Item 4. Controls and Procedures.

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

      (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                99.13: Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K

                The following report on Form 8-K has been filed during the quarter ended March 31, 2003:

                Filed February 20, 2003: Announcement of earnings for the fourth quarter of 2002 and for the year ended
                                         December 31, 2002



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          FNB BANCORP
                                            (Registrant)


Dated: May 13, 2003.                      By: /s/ Thomas C. McGraw
                                             -----------------------------------
                                             Thomas C. McGraw
                                             Chief Executive Officer
                                             (Authorized Officer)



                                          By: /s/ James B. Ramsey
                                             -----------------------------------
                                             James B. Ramsey
                                             Senior Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 CERTIFICATIONS



      I, Thomas C. McGraw, Chief Executive Officer, (Principal Executive Officer) of the registrant, FNB Bancorp, certify that:

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


Date: May 13, 2003.



/s/ Thomas C. McGraw
-----------------------------
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

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


Date: May 13, 2003.


/s/ James B. Ramsey
-------------------------------------------------
James B. Ramsey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)