Form 10-Q
period 2003-06-30
FNB BANCORP/CA/
filed 2003-08-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003
                  --------------------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of August 11, 2003: 2,437,043 shares.

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                              FNB BANCORP AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                                (Dollars in thousands)
                                        ASSETS


                                                               June 30     December 31
                                                                 2003          2002
                                                             -----------   -----------

Cash and due from banks                                      $    18,272   $    17,804
Federal funds sold                                                    --         2,395
                                                             -----------   -----------

   Cash and cash equivalents                                      18,272        20,199

Securities available-for-sale                                     79,336        75,963
Loans, net                                                       292,832       284,889
Bank premises, equipment, and leasehold improvements              10,923        11,280
Accrued interest receivable and other assets                       9,179         9,503
                                                             -----------   -----------

                                                             $   410,542   $   401,834
                                                             ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                 $    92,261   $    88,495
 Demand, interest bearing                                         49,467        52,480
 Savings and money market                                        119,261       116,879
 Time                                                             92,134        89,552
                                                             -----------   -----------

   Total deposits                                                353,123       347,406

Federal funds purchased                                            2,452            --
Accrued expenses and other liabilities                             3,358         3,225
                                                             -----------   -----------

   Total liabilities                                             358,933       350,631
                                                             -----------   -----------

Stockholders' equity
Common stock, no par value, authorized 10,000,000 shares;
 issued and outstanding 2,437,000 shares at June 30, 2003
 and December 31, 2002                                            26,492        26,492
Additional paid-in capital                                             1            --
 Retained earnings                                                23,526        22,907
 Accumulated other comprehensive income                            1,590         1,804
                                                             -----------   -----------

   Total stockholders' equity                                     51,609        51,203
                                                             -----------   -----------

   Total liabilities and stockholders' equity                $   410,542   $   401,834
                                                             ===========   ===========


          See accompanying notes to consolidated financial statements.

                                      FNB BANCORP AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)
                               (In thousands, except per share amounts)


                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------

Interest income:
  Interest and fees on loans                          $    4,961   $    5,653   $   10,006   $   11,343
  Interest on securities                                     352          515          777          960
  Interest on tax-exempt securities                          344          323          664          664
  Federal funds sold                                          28           64           50          116
                                                      ----------   ----------   ----------   ----------

    Total interest income                                  5,685        6,555       11,497       13,083

Interest expense:
  Interest on deposits                                       712        1,140        1,462        2,298
  Other                                                       --            3           --           12
                                                      ----------   ----------   ----------   ----------

    Total interest expense                                   712        1,143        1,462        2,310
                                                      ----------   ----------   ----------   ----------

    Net interest income                                    4,973        5,412       10,035       10,773

Provision for loan losses                                    120           75          740          150
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        4,853        5,337        9,295       10,623

Noninterest income:
  Service charges                                            649          446        1,329          853
  Credit card fees                                           255          237          458          454
  Other income                                                55          107          151          169
                                                      ----------   ----------   ----------   ----------

    Total noninterest income                                 959          790        1,938        1,476

Noninterest expense:
  Salaries and employee benefits                           2,796        2,637        5,627        5,280
  Occupancy expense                                          320          289          643          615
  Equipment expense                                          394          462          773        1,220
  Professional fees                                          212          427          409          674
  Telephone, postage and supplies                            214          332          448          586
  Bankcard expenses                                          208          203          394          388
  Other expense                                              495          454          941          911
                                                      ----------   ----------   ----------   ----------

    Total noninterest expense                              4,639        4,804        9,235        9,674
                                                      ----------   ----------   ----------   ----------

    Earnings before income tax expense                     1,173        1,323        1,998        2,425

Income tax expense                                           294          308          501          644
                                                      ----------   ----------   ----------   ----------

    NET EARNINGS                                             879   $    1,015   $    1,497   $    1,781
                                                      ==========   ==========   ==========   ==========

Earnings per share data:
  Basic                                               $     0.36   $     0.42   $     0.61   $     0.73

  Diluted                                             $     0.36   $     0.42   $     0.61   $     0.73

Weighted average shares outstanding:
  Basic                                                2,437,000    2,435,000    2,437,000    2,435,000

  Diluted                                              2,442,000    2,444,000    2,442,000    2,444,000


           See accompanying notes to consolidated financial statements

                              FNB BANCORP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (In thousands)


                                                                    Six months ended
                                                                         June 30
                                                                    2003        2002
                                                                  --------    --------

Cash flow from operating activities
  Net earnings                                                    $  1,497    $  1,781
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                      929         889
    Provision for loan losses                                          740         150
    Changes in assets and liabilities
      Accrued interest receivable and other assets                     324         163
      Accrued expenses and other liabilities                          (292)       (119)
                                                                  --------    --------

      Net cash provided by operating activities                      3,198       2,864

Cash flows from investing activities
  Purchase of securities available-for-sale                        (23,362)    (23,214)
  Proceeds from matured/called/securities available-for-sale        19,990      17,128
  Net (increase) decrease in loans                                  (8,683)      1,395
  Purchases of bank premises, equipment, leasehold improvements       (284)       (742)
                                                                  --------    --------

      Net cash used in investing activities                        (12,339)     (5,433)

Cash flows from financing activities
  Net increase in demand and savings deposits                        3,135      24,843
  Net increase (decrease) in time deposits                           2,582      (5,742)
  Net (increase) decrease in federal funds purchased                 2,452      (2,100)
  Dividends paid                                                      (878)     (1,763)
  Issuance of common stock                                              --          57
  Additional paid-in capital                                             1          --
  Payments on capital note payable                                     (78)        (75)
                                                                  --------    --------

      Net cash provided by financing activities                      7,214      15,220
                                                                  --------    --------

      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                            (1,927)     12,651

Cash and cash equivalents at beginning of period                    20,199      22,493
                                                                  --------    --------

Cash and cash equivalents at end of period                        $ 18,272    $ 35,144
                                                                  ========    ========


Additional cash flow information
  Interest paid                                                   $  1,521    $  2,608
  Income taxes paid                                               $    642    $    530


          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

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


NOTE B - STOCK OPTION PLAN

         At June 30, 2003, the Company has one stock-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plan vest over periods ranging from three to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


     (In thousands, except per share)                Three months ended       Six months ended
                                                           June 30                 June 30
                                                    --------------------    --------------------
                                                      2003        2002        2003        2002
                                                    --------    --------    --------    --------

     Net income as reported                         $    879    $  1,015    $  1,497    $  1,781
     Add: Stock-based employee compensation
     expense included in reported net income, net
     of related tax effects                                1                       1
     Deduct total stock-based employee
       compensation expense determined
       under fair value method for all
       awards, net of related tax effect                  (3)         (2)         (3)         (4)
                                                    --------    --------    --------    --------

     Pro forma net income                           $    877    $  1,013    $  1,495    $  1,777

     Earnings per share:

     Basic - as reported                            $   0.36    $   0.42    $   0.61    $   0.73
     Basic - pro forma                              $   0.36    $   0.42    $   0.61    $   0.73

     Diluted - as reported                          $   0.36    $   0.42    $   0.61    $   0.73
     Diluted - pro forma                            $   0.36    $   0.41    $   0.61    $   0.73


NOTE C - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                                  June 30,     December 31,
     (In thousands)                                 2003           2002
                                                 ----------     ----------

     Real Estate                                 $  222,264     $  211,473
     Construction                                    35,290         32,947
     Commercial                                      38,029         42,549
     Consumer                                         2,201          2,956
                                                 ----------     ----------
       Gross loans                                  297,784        289,925

     Net deferred loan fees                          (1,638)        (1,640)
     Allowance for loan losses                       (3,314)        (3,396)
                                                 ----------     ----------

     Net loans                                   $  292,832     $  284,889
                                                 ==========     ==========


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


         Earnings per share have been computed based on the following (dollars in thousands):

                                                    Three months ended         Six months ended
     (In thousands, except number of shares)             June 30,                  June 30,
                                                 -----------------------   -----------------------
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
     Net earnings                                $      879   $    1,015   $    1,497   $    1,781

     Average number of shares outstanding         2,437,000    2,435,000    2,437,000    2,435,000
     Effect of dilutive options
                                                      5,000        9,000        5,000        9,000
                                                 ----------   ----------   ----------   ----------

     Average number of shares outstanding used
     to calculate diluted earnings per share      2,442,000    2,444,000    2,442,000    2,444,000
                                                 ==========   ==========   ==========   ==========


         Options to purchase 86,927 shares of common stock were not included in the computation of diluted EPS for six months ended June 30, 2003, because the options' exercise price was greater than the average market price of the common shares. Options to purchase 15,336 shares of common stock were not included in the computation of diluted EPS for six months ended June 30, 2002 for the same reason. The options that expire on May 31, 2008 were still outstanding as of June 30, 2003.


NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended June 30, 2003 was $ 1,076,000 compared to $1,511,000 for the three months ended June 30, 2002. Comprehensive income for the six months ended June 30, 2003 was $1,283,000 compared to $2,133,000 for the six months ended June 30, 2002.


NOTE F - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset, in some circumstance). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003.

         The Company does not issue the kinds of financial instruments to which this Statement refers.


NOTE G - SUBSEQUENT EVENTS

         On July 25, 2003 the Company announced that the Board of Directors had authorized a stock repurchase program. The program calls for the repurchase of up to 5% of the Company's outstanding shares of common stock, or approximately 121,852 shares, based on approximately 2,437,043 shares outstanding at that date. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases will be at the Company's sole discretion and the program may be re-evaluated periodically, depending on market conditions, liquidity needs and other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time, without notice.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Critical Accounting Policies And Estimates
         ------------------------------------------

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities,. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of its consolidated financial statements.


         Allowance for Loan Losses
         -------------------------

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


         Earnings Analysis
         -----------------

         Net earnings for the quarter and six months ended June 30, 2003 were $879,000 and $1,497,000, respectively, compared to net earnings of $1,015,000 and $1,781,000 for the quarter and six months ended June 30, 2002.

         Net interest income for the quarter and six months ended June 30, 2003 was $4,973,000 and $10,035,000, compared to $5,412,000 and 10,773,000 for the quarter and six months ended June 30, 2002, a decrease of $439,000 or 8.11% for the quarter and a decrease of $738,000 or 6.85% for the six months.. The prime lending rate was 4.25% during the first six months of 2003, compared to 4.75% during the first six months of 2002, a decrease of 50 basis points or 10.53%. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index was 2.130% for May 2003, compared to 2.847% for June 2002.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.


         The following tables present an analysis of net interest income and average earning assets and liabilities for the three- and six-month periods ended June 30, 2003 compared to the three- and six-month periods ended June 30, 2002.

Table 1                             NET INTEREST INCOME AND AVERAGE BALANCES
-------                                    FNB BANCORP AND SUBSIDIARY


                                                                Three months ended June 30,
                                                          2003                                2002
                                                          ----                                ----
                                                                  Annualized                          Annualized
                                                        Interest    Average                 Interest    Average
                                            Average      Income      Yield      Average      Income      Yield
INTEREST EARNING ASSETS                     Balance    (Expense)     (Cost)     Balance    (Expense)     (Cost)
                                          ----------   ----------   -------   ----------   ----------   -------
Loans, gross                              $  288,669   $    4,961     6.89%   $  291,925   $    5,653     7.77%
Taxable securities                            40,862          352     3.46        39,962          515     5.17
Nontaxable securities                         36,554          344     3.77        30,016          323     4.32
Federal funds sold                             9,388           28     1.20        15,766           64     1.63
                                          ----------   ----------             ----------   ----------
  Total interest earning assets           $  375,473   $    5,685     6.07    $  377,669   $    6,555     6.96

NONINTEREST EARNING ASSETS
Cash and due from banks                   $   17,753                          $   18,674
Premises and equipment                        10,994                              11,698
Other assets                                   5,573                               5,766
                                          ----------                          ----------
  Total noninterest earning assets        $   34,320                          $   36,138
                                          ----------                          ----------

TOTAL ASSETS                              $  409,793                          $  413,807
                                          ==========                          ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                  $   51,597  ($       33)   (0.26)   $   50,711  ($       67)   (0.53)
Money market                                  65,363         (153)   (0.94)       72,750         (312)   (1.72)
Savings                                       54,681          (54)   (0.40)       52,450          (77)   (0.59)
Time deposits                                 90,723         (472)   (2.09)       97,274         (684)   (2.82)
Federal funds purchased and other
    Borrowings                                    63           --       --           420           (3)   (2.86)
                                          ----------   ----------             ----------   ----------
  Total interest bearing liabilities      $  262,427  ($      712)   (1.09)   $  273,605  ($    1,143)   (1.68)
                                          ----------   ----------             ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                               90,741                              88,354
Other liabilities                              4,990                               4,391
                                          ----------                          ----------
  Total noninterest bearing liabilities   $   95,731                          $   92,745
                                          ----------                          ----------

TOTAL LIABILITIES                         $  358,158                          $  366,350
Stockholders' equity                      $   51,635                          $   47,457
                                          ----------                          ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $  409,793                          $  413,807
                                          ==========                          ==========

NET INTEREST INCOME AND MARGIN
  ON TOTAL EARNING ASSETS                              $    4,973     5.31%                $    5,412     5.75%


Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

Table 2                             NET INTEREST INCOME AND AVERAGE BALANCES
-------                                    FNB BANCORP AND SUBSIDIARY


                                                                 Six months ended June 30,
                                                          2003                                2002
                                                          ----                                ----
                                                                  Annualized                          Annualized
                                                        Interest    Average                 Interest    Average
                                            Average      Income      Yield      Average      Income      Yield
INTEREST EARNING ASSETS                     Balance    (Expense)     (Cost)     Balance    (Expense)     (Cost)
                                          ----------   ----------   -------   ----------   ----------   -------
Loans, gross                              $  288,348   $   10,006     7.00%   $  291,911   $   11,343     7.84%
Taxable securities                            41,542          777     3.77        29,128          960     6.65
Nontaxable securities                         33,734          664     3.97        37,329          664     3.59
Federal funds sold                             8,503           50     1.19        14,145          116     1.65
                                          ----------   ----------             ----------   ----------
  Total interest earning assets           $  372,127   $   11,497     6.23    $  372,513   $   13,083     7.08

NONINTEREST EARNING ASSETS
Cash and due from banks                   $   18,000                          $   18,954
Premises and equipment                        11,067                              11,711
Other assets                                   5,836                               5,948
                                          ----------                          ----------
  Total noninterest earning assets        $   34,903                          $   36,613
                                          ----------                          ----------

TOTAL ASSETS                              $  407,030                          $  409,126
                                          ==========                          ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                  $   50,778  ($       61)   (0.24)   $   54,681  ($      131)   (0.48)
Money market                                  64,820         (318)   (0.99)       65,102         (549)   (1.70)
Savings                                       54,273         (107)   (0.40)       51,416         (150)   (0.59)
Time deposits                                 90,199         (976)   (2.18)       98,916       (1,468)   (2.99)
Federal funds purchased and other
    borrowings                                    53           --       --           423          (12)   (5.72)
                                          ----------   ----------             ----------   ----------
  Total interest bearing liabilities      $  260,123  ($    1,462)   (1.13)   $  270,538  ($    2,310)   (1.72)
                                          ----------   ----------             ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                               90,195                              86,769
Other liabilities                              4,993                               4,367
                                          ----------                          ----------
  Total noninterest bearing liabilities   $   95,188                          $   91,136
                                          ----------                          ----------

TOTAL LIABILITIES                         $  355,311                          $  361,674
Stockholders' equity                      $   51,719                          $   47,452
                                          ----------                          ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $  407,030                          $  409,126
                                          ==========                          ==========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $   10,035     5.44%                $   10,773     5.83%

         Tables 1and 2, above, show the various components that contributed to changes in net interest income for the two quarterly and six month periods. The principal earning assets are loans, from a volume perspective as well as from an earnings rate. For the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, interest on loans decreased $692,000 or 12.24%, while the yield decreased 88 basis points, and average loans outstanding decreased $3,256,000. Average taxable securities increased $900,000 in the same periods, as fewer callable issues remained, and reinvestment took place. Yields on these securities decreased 171 basis points, and their income decreased $163,000. Average nontaxable securities increased $6,538,000, and their interest increased $21,000, while the yield decreased 55 basis points. Average federal funds sold decreased $6,378,000, and interest decreased $36,000, while yield decreased 43 basis points. Average total interest earning assets decreased by $2,196,000, their income decreased $870,000 and the yield decreased 89 basis points.

         For the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, interest on interest bearing demand deposits decreased $34,000 or 50.75%, but the volume increased $886,000 or 1.75%, while the yield decreased 27 basis points. For the same periods, interest on money market deposits decreased by $159,000 or 50.96%, their volume decreased by $7,387,000, and the yield decreased 78 basis points. Interest on savings for the same periods decreased $23,000, while savings volume increased $2,231,000 or 4.25%, and the yield decreased 19 basis points. Interest on time deposits decreased $212,000 or 30.99%, and volume decreased $6,551,000 or 6.73%, while yields decreased 73 basis points. Finally, total interest on interest bearing liabilities decreased $431,000 quarter-to-quarter, volume decreased $11,178,000 or 4.09%, and the yield decreased 59 basis points. The net interest income and margin as a percent of total earning assets decreased by 44 basis points for the second quarter of 2002 compared to the second quarter of 2003. . .

         For the six months ended June 30, 2003 compared to the six months ended June 30, 2002, interest on loans decreased $1,337,000 or 11.79%, while the yield decreased 84 basis points, and average loans outstanding decreased $3,563,000. Average taxable securities increased $12,414,000.Yields on these securities decreased 288 basis points, and their income decreased $183,000. Average nontaxable securities decreased $3,595,000, but the yield increased 38 basis points. Average federal funds sold decreased $5,642,000, and the yield decreased 46 basis points. Total interest earning assets decreased by $386,000, and their income decreased by $1,586,000, while yields decreased 85 basis points.

         For the six months ended June 30, 2003 compared with the six months ended June 30, 2002, average interest bearing demand deposits decreased $3,903,000 while the rate paid decreased 24 basis points, and the cost decreased $70,000. Average money market deposits decreased $282,000, while their rate decreased 71 basis points, and their cost decreased $231,000. Average savings accounts increased $2,857,000, but their rates decreased 19 basis points, and their cost decreased $43,000. Average time deposits decreased $8,717,000, while the rate decreased 81 basis points, and the cost decreased $492,000. Average federal funds purchased and other borrowed money decreased $370,000, interest decreased 572 basis points, and the cost decreased $12,000. The interest amount for 2003 was less than half of $1,000. Average total interest bearing liabilities decreased by $10,415,000, while the rate decreased 59 basis points, and costs decreased $848,000. The net interest income and margin as a percent of total earning assets for the six month period ended June 30, 2003 compared to June 30, 2002 decreased 39 basis points.

         For the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002, the following Tables 3 and 4 show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In these tables, the dollar change in rate/volume is prorated to volume and rate proportionately.

         Table 3                                          FNB BANCORP AND SUBSIDIARY
         -------                                        RATE/VOLUME VARIANCE ANALYSIS

                                                         Three Months Ended June 30,
         (In thousands)                                     2003 Compared To 2002

                                                                     Increase (decrease)
                                                        Interest          Variance
                                                     Income/Expense    Attributable To
                                                        Variance      Rate       Volume
                                                        --------    --------    --------
         INTEREST EARNING ASSETS
         Loans                                          ($   692)   ($   629)   ($    63)
         Taxable securities                                 (163)       (171)          8
         Nontaxable securities                                21         (41)         62
         Federal funds sold                                  (36)        (10)        (26)
                                                        --------    --------    --------
           Total                                        ($   870)   ($   851)   ($    19)
                                                        --------    --------    --------

         INTEREST BEARING LIABILITIES
         Demand deposits                                ($    34)   ($    35)   $      1
         Money market                                       (159)       (142)        (17)
         Savings deposits                                    (23)        (25)          2
         Time deposits                                      (212)       (166)        (46)
         Federal funds purchased and other borrowings         (3)         (0)         (3)
                                                        --------    --------    --------
           Total                                        ($   431)   ($   368)   ($    63)
                                                        --------    --------    --------

         NET INTEREST INCOME                            ($   439)   ($   483)   $     44
                                                        ========    ========    ========


         Table 4                                          FNB BANCORP AND SUBSIDIARY
         -------                                        RATE/VOLUME VARIANCE ANALYSIS

                                                          Six Months Ended June 30,
         (In thousands)                                     2003 Compared To 2002

                                                                     Increase (decrease)
                                                        Interest          Variance
                                                     Income/Expense    Attributable To
                                                        Variance      Rate       Volume
                                                        --------    --------    --------
         INTEREST EARNING ASSETS
         Loans                                          ($ 1,337)   ($ 1,199)   ($   138)
         Taxable securities                                 (183)       (415)        232
         Nontaxable securities                                --          71         (71)
         Federal funds sold                                  (66)        (20)        (46)
                                                        --------    --------    --------
           Total                                        ($ 1,586)   ($ 1,563)   ($    23)
                                                        --------    --------    --------

         INTEREST BEARING LIABILITIES
         Demand deposits                                ($    70)   ($    61)   ($     9)
         Money market                                       (231)       (230)         (1)
         Savings deposits                                    (43)        (49)          6
         Time deposits                                      (492)       (363)       (129)
         Federal funds purchased and other borrowings        (12)         (2)        (10)
                                                        --------    --------    --------
           Total                                        ($   848)   ($   705)   ($   143)
                                                        --------    --------    --------

         NET INTEREST INCOME                            ($   738)   ($   858)   $    120
                                                        ========    ========    ========


Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

         Table 5                                  NONINTEREST INCOME
         -------
                                         Three months            Six months
                                         ended June 30,        ended June 30,
         (In thousands)                 2003       2002       2003       2002
                                      --------   --------   --------   --------

         Service charges              $    649   $    446   $  1,329   $    853
         Credit card fees                  255        237        458        454
         Other income                       55        107        151        169
                                      --------   --------   --------   --------
           Total noninterest income   $    959   $    790   $  1,938   $  1,476
                                      ========   ========   ========   ========


         Noninterest income consists mainly of service charges on deposits and credit card fees, and other miscellaneous types of income. Service charges increased $203,000 or 45.5% in the quarter ended June 30, 2003 over the same quarter in 2002. Most of this was from an increase of $98,000 in charges for checks returned for insufficient funds (NSF). The remaining categories, Credit card fees and Other income, decreased by $34,000 or 9.9% for the quarter ended June 30, 2003 compared to the same quarter in 2002. For the six months ended June 30, 2003 compared to the six months ended June 30, 2002, NSF charges increased by $278,000. The remaining Credit card and Other income categories decreased slightly by $14,000 or 2.2%.


Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

         Table 6                                     NONINTEREST EXPENSE
         -------
                                              Three months           Six months
                                             ended June 30,        ended June 30,
         (In thousands)                     2003       2002       2003       2002
                                          --------   --------   --------   --------

         Salaries and employee benefits   $  2,796   $  2,637   $  5,627   $  5,280
         Occupancy expense                     320        289        643        615
         Equipment expense                     394        462        773      1,220
         Professional fees                     212        427        409        674
         Telephone, postage & supplies         214        332        448        586
         Bankcard expenses                     208        203        394        388
         Other expense                         495        454        941        911
                                          --------   --------   --------   --------
           Total noninterest expense      $  4,639   $  4,804   $  9,235   $  9,674
                                          ========   ========   ========   ========

         Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various smaller categories. The only significant variance in the latter was in equipment expense and professional fees, which decreased by $283,000 or 31.8% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 and decreased by $712,000 or 37.6% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.These decreases are largely attributable to the conversion to new application software and some equipment as well as consultants hired to help in the conversion process, in the first quarter of 2002 and some professional fees related to the activation of FNB Bancorp, which took place in the first quarter of 2002.


Income Taxes
------------

         The effective tax rate was 26.6% for the first six months of 2002. Investment in tax-free securities and tax-favored Enterprise Zone loans generated a slightly higher proportion of tax-free interest income to total interest income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Consequently, the effective tax rate for the six months of 2003 decreased to 25.1%.


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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is the Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at June 30, 2003 are adequate to meet its operating needs in 2003 and going forward into the foreseeable future.

         The following table sets forth information concerning rate sensitive assets and rate sensitive liabilities as of June 30, 2003. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

         Table 7                                                             RATE SENSITIVE ASSETS/LIABILITIES
         -------                                                                    As of June 30, 2003

                                                                        Over
                                                           Three      Three To      Over One       Over        Not
                                                           Months      Twelve       Through        Five        Rate-
                                                          Or Less      Months      Five Years     Years      Sensitive      Total
                                                         ---------    ---------    ---------    ---------    ---------    ---------
         Interest earning assets:
         Federal funds sold                              $      --    $      --    $      --    $      --    $      --    $      --
         Securities available for sale                       1,945       11,410       37,248       28,733           --       79,336
         Loans                                             239,950       24,185        6,722       10,846       14,443      296,146
                                                         ---------    ---------    ---------    ---------    ---------    ---------
            Total interest earning assets                  241,895       35,595       43,970       39,579       14,443      375,482
         Cash and due from banks                                --           --           --           --       18,272       18,272
         Allowance for loan losses                              --           --           --           --       (3,314)      (3,314)
         Other assets                                           --           --           --           --       20,102       20,102
                                                         ---------    ---------    ---------    ---------    ---------    ---------
           Total assets                                  $ 241,895    $  35,595    $  43,970    $  39,579    $  49,503    $ 410,542
                                                         =========    =========    =========    =========    =========    =========

         Interest bearing liabilities:
         Demand, interest bearing                        $  49,467    $      --    $      --    $      --    $      --    $  49,467
         Savings and money market                          119,261           --           --           --           --      119,261
         Time deposits                                      40,252       38,978       12,904           --           --       92,134
         Fed funds purchased                                 2,452           --           --           --           --        2,452
                                                         ---------    ---------    ---------    ---------    ---------    ---------
            Total interest bearing liabilities             211,432       38,978       12,904           --           --      263,314
                                                         ---------    ---------    ---------    ---------    ---------    ---------
         Noninterest demand deposits                            --           --           --           --       92,261       92,261
         Other liabilities                                      --           --           --           --        3,358        3,358
         Stockholders' equity                                   --           --           --           --       51,609       51,609
                                                         ---------    ---------    ---------    ---------    ---------    ---------
            Total liabilities and stockholders' equity   $ 211,432    $  38,978    $  12,904    $      --    $ 147,228    $ 410,542
                                                         =========    =========    =========    =========    =========    =========
         Interest rate sensitivity gap                   $  30,463   ($   3,383)   $  31,066    $  39,579   ($  97,725)   $      --
                                                         =========    =========    =========    =========    =========    =========

         Cumulative interest rate sensitivity gap        $  30,463    $  27,080    $  58,146    $  97,725    $      --    $      --

         Cumulative interest rate sensitivity gap ratio      12.59%        9.76%       18.09%       27.07%          --           --


Financial Condition
-------------------

         Assets. Total assets increased to $410,542,000 at June 30, 2003 from $401,834,000 at December 31, 2002, an increase of $8,708,000. Most of this increase was in net loans, which increased $7,943,000 and securities available for sale, which increased $3,373,000.This was offset mainly by a $2,395,000 decrease in federal funds sold. Most of the increase in total assets was funded by an increase of $5,717,000 in total deposits and $2,452,000 in federal funds purchased.

         Loans. Net loans at June 30, 2003 were $292,832,000, an increase of $7,943,000 or 2.79% over December 31, 2002, which showed $284,889,000. Real
Estate and Construction loans increased $13,134,000, representing most of the increase, while Commercial loans decreased $4,520,000 and Consumer loans decreased $755,000. The portfolio breakdown was as follows.

         Table 8                                    LOAN PORTFOLIO
         -------

                                      June 30,              December 31,
         (In thousands)                 2003      Percent       2002      Percent
                                     ---------    -------    ---------    -------
         Real Estate                 $ 222,264       74.6%   $ 211,473       72.9%
         Construction                   35,290       11.9       32,947       11.4
         Commercial                     38,029       12.8       42,549       14.7
         Consumer                        2,201        0.7        2,956        1.0
                                     ---------    -------    ---------    -------
           Gross loans                 297,784      100.0%     289,925      100.0%
                                                  =======                 =======
         Net deferred loan fees         (1,638)                 (1,640)
         Allowance for loan losses      (3,314)                 (3,396)
                                     ---------               ---------
           Net loans                 $ 292,832               $ 284,889
                                     =========               =========

         Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company is committed to maintaining adequate reserves, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change. In addition to the $739,000 charged to the allowance for loan losses for the two office/R & D building loans described under the heading "Nonperforming assets" (below), the Company maintains specific reserves for estimated closing costs and the unsecured portions of the loans based on the sales price in the case of the San Francisco property and a recent appraisal in the case of the Mountain View property.

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2003 and the year ended December 31, 2002 is as follows:

         Table 9                                 ALLOWANCE FOR LOAN LOSSES
         -------

                                            Six months ended       Year ended
         (In thousands)                       June 30, 2003    December 31, 2002
                                               ----------          ----------
         Balance, beginning of period          $    3,396          $    3,543
         Provision for loan losses                    740                 150
         Recoveries                                     4                   8
         Amounts charged off                         (826)               (305)
                                               ----------          ----------
         Balance, end of period                $    3,314          $    3,396
                                               ==========          ==========

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2003. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At June 30, 2003, there was $14,443,000 in non-accrual loans, compared to $2,161,000 at December 31, 2002. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

         In the second quarter of 2003, a $4,409,000 term real estate loan secured by an office/R & D building located in the South of Market area of San Francisco was placed in nonaccrual status due to a significant decline in value of the underlying collateral of the loan. The real estate is currently in escrow to be sold for $4,250,000. The Company has recognized a $200,000 loss on the loan and the guarantor of the loan has agreed to contribute the balance of funds necessary to close the transaction. The loan is expected to be paid off in the third quarter. No additional losses on this loan are anticipated.

         In the second quarter of 2003 a $3,352,000 construction loan secured by an office/R & D building located in the Silicon Valley community of Mountain View was placed in nonaccrual status due to a significant decline in the value of the underlying collateral of the loan. The loan has been written down to its current market value. Despite the decline in the value of the collateral, the guarantors have continued to perform according to the contractual obligations of the loan documents. The Company has recognized a loss of $539,000, which represents an estimate of the unsecured portion of the loan.

         In the first quarter of 2003, a loan secured by a residential care facility, with a net loan balance of $5,828,000 was placed in nonaccrual status due to a payment default and subsequent foreclosure actions by the bank. While the borrower has filed for bankruptcy, the Company is confident it will be able to obtain relief from stay from the court and resume foreclosure. An independent appraiser determined the "as is" market value of the property as of May 20, 2003 was $7,300,000. This value provides adequate collateral coverage for the loan balance.

         Deposits. Total deposits at June 30, 2003 were $353,123,000 compared to $347,406,000 on December 31, 2002. Of these totals, noninterest-bearing demand deposits were $92,261,000 or 26.1% of the total on June 30, 2003 and $88,495,000 or 25.5% on December 31, 2002. Time deposits were $92,134,000 on June 30, 2003 and $88,495,000 on December 31, 2002.

         The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2003:

         Table 10
         --------

         (In thousands)                       Under      $100,000
         Maturities:                        $100,000      or more       Total
                                            --------     --------     --------
         Three months or less               $ 20,915     $ 19,337     $ 40,252
         Over three to six months             11,041        9,886       20,927
         Over six through twelve months       11,976        6,076       18,052
         Over twelve months                    8,499        4,404       12,903
                                            --------     --------     --------
            Total                           $ 52,431     $ 39,703     $ 92,134
                                            --------     --------     ========

         The following table shows the risk-based capital ratios and leverage ratios at June 30, 2003 and December 31, 2002:

         Table 11
         --------
                                                                   Minimum "Well
                                      June 30,    December 31,     Capitalized"
         Risk-Based Capital Ratios      2003          2002         Requirements

         Tier 1 Capital                14.06%        13.92%     >      6.00%
                                                                -

         Total Capital                 14.99%        14.87%     >     10.00%
                                                                -

         Leverage Ratios               12.31%        12.16%     >      5.00%
                                                                -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of June 30, 2003, Liquid Assets were $97,608,000 or 23.8% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest earning assets, so that a lower loan to deposit ratio means lower potential income. On June 30, 2003 net loans were at 82.9% of deposits.

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $65,121,000 and $61,470,000 at June 30, 2003 and December 31, 2002,
respectively. As a percentage of net loans, these off-balance sheet items represent 22.2% and 21.6% respectively.

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

         Statement of Financial Accounting Standards No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities

         This Statement amends and clarifies financial and accounting reporting for derivative instruments and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

         The Company does not use derivative instruments nor does it engage in hedging activities.

         Statement of Financial Accounting Standards No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset, in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003.

         The Company does not issue the kinds of financial instruments to which this Statement refers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. From December 31, 2002 through June 30, 2003, there was a 0.25 percent decline in the prime lending rate, which did not have a material effect on earnings.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of FNB Bancorp was held on May 14, 2003. Three matters were voted on at the Annual Meeting: the election of Directors, a proposal to ratify and approve the FNB Bancorp 2002 Stock Option Plan, and a proposal to ratify the appointment of KPMG LLP as independent auditors of FNB Bancorp for the 2003 fiscal year. The eight nominees identified in the proxy statement for the Annual Meeting were elected as Directors; the FNB Bancorp 2002 Stock Option Plan was ratified and approved; and the appointment of KPMG LLP was approved. Set forth below is a summary of the voting:

         Election of Directors        Votes For        Votes Withheld
         ---------------------        ---------        --------------

         Michael R. Wyman             2,161,923             2,001
         Thomas C. McGraw             2,161,983             1,941
         Neil J. Vannucci             2,161,975             1,949
         Edward J. Watson             2,161,983             1,941
         Daniel J. Modena             2,161,975             1,949
         Lisa Angelot                 2,161,983             1,941
         Jim D. Black                 2,161,923             2,001
         Anthony J. Clifford          2,161,637             2,287


         Approve 2003 Stock Option Plan         For         Against      Abstain
         ------------------------------         ---         -------      -------
                                             1,531,956      192,583       24,386


         Appointment of KPMG LLP                For         Against      Abstain
         -----------------------                ---         -------      -------

                                             2,135,512        none        28,412

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  31: Rule 13a-14(a)/15d-14(a) Certifications
                  32: Section 1350 Certifications

         (b) Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FNB BANCORP
                                       (Registrant)


Dated: August 11, 2003.                By: /s/ THOMAS C. MCGRAW
                                           ------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Authorized Officer)


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