Form 10-Q
period 2003-09-30
FNB BANCORP/CA/
filed 2003-11-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003
                -------------------------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of November 7, 2003: 2,399,694 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                    September 30     December 31
                                                                        2003            2002
                                                                    ------------     -----------

Cash and due from banks                                             $     17,665     $    17,804
Federal funds sold                                                         4,865           2,395
                                                                    ------------     -----------

     Cash and cash equivalents                                            22,530          20,199

Securities available-for-sale                                             77,774          75,963
Loans, net                                                               300,280         284,889
Bank premises, equipment, and leasehold improvements                      10,712          11,280
Accrued interest receivable and other assets                               8,951           9,503
                                                                    ------------     -----------

                                                                    $    420,247     $   401,834
                                                                    ============     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                        $     95,742     $    88,495
 Demand, interest bearing                                                 51,795          52,480
 Savings and money market                                                128,010         116,879
 Time                                                                     89,992          89,552
                                                                    ------------     -----------

     Total deposits                                                      365,539         347,406

Accrued expenses and other liabilities                                     3,390           3,225
                                                                    ------------     -----------

     Total liabilities                                                   368,929         350,631
                                                                    ------------     -----------

Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,403,000 shares at September 30, 2003
   and 2,437,000 at December 31, 2002                                     25,503          26,492
Additional paid-in capital                                                     2              --
 Retained earnings                                                        24,499          22,907
 Accumulated other comprehensive income                                    1,314           1,804
                                                                    ------------     -----------

     Total stockholders' equity                                           51,318          51,203
                                                                    ------------     -----------

     Total liabilities and stockholders' equity                     $    420,247     $   401,834
                                                                    ============     ===========

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                           Three months ended            Nine months ended
                                                               September 30,               September 30,
                                                           2003           2002           2003           2002
                                                        ----------     ----------     ----------     ----------

Interest income:
  Interest and fees on loans                            $    4,978     $    5,614     $   14,984     $   16,957
  Interest on securities                                       347            375          1,124          1,335
  Interest on tax-exempt securities                            358            435          1,022          1,099
  Federal funds sold                                            12             92             62            208
                                                        ----------     ----------     ----------     ----------

    Total interest income                                    5,695          6,516         17,192         19,599

Interest expense:
  Interest on deposits                                         626          1,089          2,088          3,387
  Other                                                          1              1              1             13
                                                        ----------     ----------     ----------     ----------

    Total interest expense                                     627          1,090          2,089          3,400
                                                        ----------     ----------     ----------     ----------

    Net interest income                                      5,068          5,426         15,103         16,199

Provision for loan losses                                       40             --            780            150
                                                        ----------     ----------     ----------     ----------

Net interest income after provision for loan losses          5,028          5,426         14,323         16,049

Noninterest income:
  Service charges                                              668            480          1,997          1,333
  Credit card fees                                             275            255            733            709
  Gain on sale of securities                                    --            121             --            121
  Other income                                                  61             49            212            218
                                                        ----------     ----------     ----------     ----------

    Total noninterest income                                 1,004            905          2,942          2,381

Noninterest expense:
  Salaries and employee benefits                             2,540          2,683          8,167          7,963
  Occupancy expense                                            296            311            939            926
  Equipment expense                                            398            374          1,171          1,594
  Professional fees                                            183            241            592            915
  Telephone, postage and supplies                              227            249            675            835
  Bankcard expenses                                            235            215            629            603
  Other expense                                                489            441          1,430          1,352
                                                        ----------     ----------     ----------     ----------

    Total noninterest expense                                4,368          4,514         13,603         14,188
                                                        ----------     ----------     ----------     ----------

    Earnings before income tax expense                       1,664          1,817          3,662          4,242

Income tax expense                                             404            457            905          1,101
                                                        ----------     ----------     ----------     ----------

    NET EARNINGS                                             1,260     $    1,360     $    2,757     $    3,141
                                                        ==========     ==========     ==========     ==========

Earnings per share data:
  Basic                                                 $     0.52     $     0.56     $     1.13     $     1.29

  Diluted                                               $     0.52     $     0.56     $     1.13     $     1.28

Weighted average shares outstanding:
  Basic                                                  2,427,000      2,437,000      2,433,000      2,437,000

  Diluted                                                2,441,000      2,446,000      2,441,000      2,446,000

           See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Nine months ended
                                                                           September 30
                                                                        2003          2002
                                                                      --------      --------

Cash flow from operating activities
  Net earnings                                                        $  2,757      $  3,141
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                        1,428         1,282
    Gain on sale of securities                                              --          (121)
    Provision for loan losses                                              780           150
    Changes in assets and liabilities
    Accrued interest receivable and other assets                           552           630
    Accrued expenses and other liabilities                                 (69)          (80)
                                                                      --------      --------

       Net cash provided by operating activities                         5,448         5,002

Cash flows from investing activities
    Purchase of securities available-for-sale                          (27,100)      (38,614)
    Proceeds from matured/called/securities available-for-sale          24,619        24,740
    Net (increase) decrease in loans                                   (16,171)        5,998
    Purchases of bank premises, equipment, leasehold improvements         (368)         (952)
                                                                      --------      --------

        Net cash used in investing activities                          (19,020)       (8,828)

Cash flows from financing activities
    Net increase in demand and savings deposits                         17,693        21,495
    Net increase (decrease) in time deposits                               440       (11,838)
    Net (decrease)  in federal funds purchased                              --        (2,100)
    Payments on capital note payable                                       (78)          (75)
    Dividends paid                                                      (1,165)       (2,041)
    Issuance of common stock                                                --            57
    Stock options granted                                                    2            --
    Repurchase of FNB Bancorp securities                                  (989)           --
                                                                      --------      --------

         Net cash provided by financing activities                      15,903         5,498
                                                                      --------      --------

         NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                             2,331         1,672

Cash and cash equivalents at beginning of period                        20,199        22,493
                                                                      --------      --------

Cash and cash equivalents at end of period                            $ 22,530      $ 24,165
                                                                      ========      ========


Additional cash flow information
   Interest paid                                                      $  2,202      $  3,816
   Income taxes paid                                                  $    657      $    530

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

NOTE B - STOCK OPTION PLAN

        At September 30, 2003, the Company has one stock-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in 2002 net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plan vest over periods ranging from three to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                  Three months ended            Nine months ended
(In thousands, except per share)                     September 30                 September 30
                                                ------------------------     ------------------------
                                                   2003          2002           2003          2002
                                                -----------   ----------     ----------    ----------

Net income as reported                          $     1,260   $    1,360     $    2,757    $    3,141
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                    1                           2
Deduct total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effect                      (3)          (3)            (9)           (7)
                                                -----------   ----------     ----------    ----------

Pro forma net income                            $     1,258   $    1,357     $    2,750    $    3,134

Earnings per share:

Basic - as reported                             $      0.52   $     0.56     $     1.13    $     1.29
Basic - pro forma                               $      0.52   $     0.55     $     1.13    $     1.29

Diluted - as reported                           $      0.52   $     0.56     $     1.13    $     1.28
Diluted - pro forma                             $      0.52   $     0.55     $     1.13    $     1.28


NOTE C - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                          September 30,       December 31,
(In thousands)                                2003                2002
                                          -------------      -------------

Real Estate                               $     217,037      $     211,473
Construction                                     44,925             32,947
Commercial                                       41,199             42,549
Consumer                                          2,188              2,956
                                          -------------      -------------
  Gross loans                                   305,349            289,925

Net deferred loan fees                           (1,769)            (1,640)
Allowance for loan losses                        (3,300)            (3,396)
                                          -------------      -------------

Net loans                                 $     300,280      $     284,889
                                          =============      =============


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


        Earnings per share have been computed based on the following (dollars in thousands):

                                                 Three months ended             Nine months ended
(In thousands, except number of shares)             September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 2003           2002           2003           2002
                                              ----------     ----------     ----------     ----------
Net earnings                                  $    1,260     $    1,360     $    2,757     $    3,141

Average number of shares outstanding           2,427,000      2,437,000      2,433,000      2,437,000
Effect of dilutive options                        14,000          9,000          8,000          9,000
                                              ----------     ----------     ----------     ----------

Average number of shares outstanding used
to calculate diluted earnings per share        2,441,000      2,446,000      2,441,000      2,446,000
                                              ==========     ==========     ==========     ==========

        Options to purchase 47,106 shares of common stock were not included in the computation of diluted EPS for nine months ended September 30, 2003, because the options' exercise price was greater than the average market price of the common shares. Options to purchase 15,336 shares of common stock were not included in the computation of diluted EPS for nine months ended September 30, 2002 for the same reason. The options that expire on May 31, 2008 were still outstanding as of June 30, 2003.

NOTE E - COMPREHENSIVE INCOME

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended September 30, 2003 was $984,000 compared to $2,437,000 for the three months ended September 30, 2002. Comprehensive income for the nine months ended September 30, 2003 was $2,267,000 compared to $4,570,000 for the nine months ended September 30, 2002.

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

NOTE G - STOCK REPURCHASE PROGRAM

        On July 25, 2003, the Board of Directors authorized a stock repurchase program, which calls for the repurchase of up to 5% of the Company's shares, which at that time represented 121,852 shares, based on approximately 2,437,043 shares outstanding at that date. A total of 34,284 shares of the Company's common stock had been repurchased as of September 30, 2003.

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


        Allowance for Loan Losses
        -------------------------

        The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company's loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower's ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers' ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management based on the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.


        Earnings Analysis
        -----------------

        Net earnings for the quarter and nine months ended September 30, 2003 were $1,260,000 and $2,757,000, respectively, compared to net earnings of $1,360,000 and $3,141,000 for the quarter and nine months ended September 30, 2002.

        Net interest income for the quarter and nine months ended September 30, 2003 was $5,068,000 and $15,103,000, compared to $5,426,000 and $16,199,000 for the quarter and nine months ended September 30, 2002, a decrease of $358,000 or 6.60% for the quarter and a decrease of $1,096,000 or 6.77% for the year to date. This decline is due to the fact that the prime lending rate continued to drop at a faster pace than the cost of funds rate, which adjusts at a lagged rate. The prime lending rate was 4.25% from January 1 through June 26, 2003, and dropped to 4.00% from June 27 through September 30, 2003, compared to 4.75% during the first nine months of 2002. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index averaged 2.149% for the eight months ended August 2003, compared to 2.768% for eight months ended August 2002. Nevertheless, the effect of the rate changes was reduced, due to the fact that that a significant amount of the Real Estate loan portfolio is subject to interest rate caps and floors.

        Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.


        The following tables present an analysis of net interest income and average earning assets and liabilities for the three- and nine-month periods ended September 30, 2003 compared to the three- and nine-month periods ended September 30, 2002.

Table 1             NET INTEREST INCOME AND AVERAGE BALANCES
-------                    FNB BANCORP AND SUBSIDIARY

                                                                   Three months ended September 30,
                                                         2003                                         2002
                                                         ----       Annualized                        ----       Annualized
                                                       Interest       Average                       Interest      Average
                                          Average       Income         Yield         Average         Income        Yield
INTEREST EARNING ASSETS                   Balance      (Expense)       (Cost)        Balance       (Expense)       (Cost)
                                         ---------     ---------     ---------      ---------      ---------     ---------
Loans, gross                             $ 297,898     $   4,978         6.63%      $ 285,465      $   5,614         7.80%
Taxable securities                          40,533           347         3.40          42,131            375         3.53
Nontaxable securities                       39,158           358         3.63          31,643            435         5.45
Federal funds sold                           5,137            12         0.93          22,694             92         1.61
                                         ---------     ---------                    ---------      ---------
  Total interest earning assets          $ 382,726     $   5,695         5.90       $ 381,933      $   6,516         6.77

NONINTEREST EARNING ASSETS
Cash and due from banks                  $  17,925                                  $  17,387
Premises and equipment                      10,749                                     11,522
Other assets                                 6,001                                      5,797
                                         ---------                                  ---------
  Total noninterest earning assets       $  34,675                                  $  34,706
                                         ---------                                  ---------

TOTAL ASSETS                             $ 417,401                                  $ 416,639
                                         =========                                  =========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                 $  52,877     $     (24)       (0.18)      $  50,371      $     (64)       (0.50)
Money market                                65,616          (124)       (0.75)         77,919           (317)       (1.61)
Savings                                     57,275           (40)       (0.28)         52,642            (79)       (0.60)
Time deposits                               91,512          (438)       (1.90)         93,688           (629)       (2.66)
Federal funds purchased and other
     Borrowings                                345            (1)       (1.15)             84             (1)       (4.72)
                                         ---------     ---------                    ---------      ---------
  Total interest bearing liabilities     $ 267,625     $    (627)       (0.93)      $ 274,704      $  (1,090)       (1.57)
                                         ---------     ---------                    ---------      ---------

NONINTEREST BEARING LIABILITIES
Demand deposits
                                            93,034                                     88,018
Other liabilities
                                             5,095                                      4,989
                                         ---------                                  ---------
  Total noninterest bearing liabilities  $  98,129                                  $  93,007
                                         ---------                                  ---------

TOTAL LIABILITIES                        $ 365,754                                  $ 367,711
Stockholders' equity                     $  51,647                                  $  48,928
                                         ---------                                  ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $ 417,401                                  $ 416,639
                                         =========                                  =========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $   5,068         5.25%                     $   5,426         5.64%

Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

Table 2             NET INTEREST INCOME AND AVERAGE BALANCES
-------                    FNB BANCORP AND SUBSIDIARY

                                                                 Nine months ended September 30,
                                                         2003                                         2002
                                                         ----       Annualized                        ----       Annualized
                                                       Interest       Average                       Interest       Average
                                          Average       Income         Yield         Average         Income         Yield
INTEREST EARNING ASSETS                   Balance      (Expense)       (Cost)        Balance       (Expense)       (Cost)
                                         ---------     ---------     ---------      ---------      ---------     ---------
Loans, gross                             $ 291,566     $  14,984         6.87%      $ 289,739      $  16,957         7.82%
Taxable securities                          41,202         1,124         3.65          37,373          1,335         4.78
Nontaxable securities                       35,562         1,022         3.84          31,550          1,099         4.66
Federal funds sold                           7,369            62         1.12          17,026            208         1.63
                                         ---------     ---------                    ---------      ---------
  Total interest earning assets          $ 375,699     $  17,192         6.12       $ 375,688      $  19,599         6.97

NONINTEREST EARNING ASSETS
Cash and due from banks                  $  17,975                                  $  18,426
Premises and equipment                      10,960                                     11,647
Other assets                                 5,877                                      5,897
                                         ---------                                  ---------
  Total noninterest earning assets       $  34,826                                  $  35,970
                                         ---------                                  ---------

TOTAL ASSETS                             $410,511                                    $411,658
                                         =========                                  =========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                 $  51,485     $     (85)       (0.22)      $  53,229      $    (194)       (0.49)
Money market                                65,088          (442)       (0.91)         69,421           (866)       (1.67)
Savings                                     55,285          (147)       (0.36)         51,829           (230)       (0.59)
Time deposits                               90,642        (1,414)       (2.09)         97,154         (2,097)       (2.89)
Federal funds purchased and other
     borrowings                                151            (1)       (0.89)            308            (13)       (5.64)
                                         ---------     ---------                    ---------      ---------
  Total interest bearing liabilities     $ 262,651     $  (2,089)       (1.06)      $ 271,941      $  (3,400)       (1.67)
                                         ---------     ---------                    ---------      ---------

NONINTEREST BEARING LIABILITIES
Demand deposits                             91,152                                     87,190
Other liabilities                            5,010                                      4,564
                                         ---------                                  ---------
  Total noninterest bearing liabilities  $  96,162                                  $  91,754
                                         ---------                                  ---------

TOTAL LIABILITIES                        $ 358,813                                  $ 363,695
Stockholders' equity                     $  51,698                                  $  47,963
                                         ---------                                  ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $ 410,511                                  $ 411,658
                                         =========                                  =========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $  15,103         5.37%                     $  16,199         5.76%

        Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the two quarterly and nine month periods of 2002 and 2003. The principal earning assets are loans, from a volume perspective as well as from an earnings rate. For the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, interest on loans decreased $636,000 or 11.33%, while the yield decreased 117 basis points, and average loans outstanding increased $12,433,000. Average taxable securities decreased $1,598,000 in the same period. Yields on these securities decreased 13 basis points, and their income decreased $28,000. Average nontaxable securities increased $7,515,000, and their interest decreased $77,000, while the yield decreased 182 basis points.

Average federal funds sold decreased $17,557,000, and interest decreased $80,000, while yield decreased 68 basis points. Average total interest earning assets increased by $793,000, but their income decreased $821,000 and the yield decreased 87 basis points.

        For the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, interest on interest bearing demand deposits decreased $40,000 or 62.50%, but the average balance increased $2,506,000 or 4.98%, while the yield decreased 32 basis points. For the same periods, interest on money market deposits decreased by $193,000 or 60.88%, their average balance decreased by $12,303,000, and the yield decreased 86 basis points. Interest on savings for the same periods decreased $39,000, while savings volume increased $4,633,000 or 8.80%, and the yield decreased 32 basis points. Interest on time deposits decreased $191,000 or 30.37%, and volume decreased $2,176,000 or 2.32%, while yields decreased 76 basis points. Interest on federal funds purchased and other borrowings was unchanged, while volume increased by $261,000, but yields decreased 357 basis points. Finally, total interest on interest bearing liabilities decreased $463,000 quarter-to-quarter, volume decreased $7,079,000 or 2.58%, and the yield decreased 64 basis points. The net interest income and margin as a percent of total earning assets decreased by 39 basis points in the third quarter of 2003 compared to the third quarter of 2002. . .

        For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, interest on loans decreased $1,973,000 or 11.64%, while the yield decreased 95 basis points, and average loans outstanding increased $1,827,000. Average taxable securities increased $3,829,000. Yields on these securities decreased 113 basis points, and their income decreased $211,000. Average nontaxable securities increased $4,012,000, their income decreased $77,000 and the yield decreased 82 basis points. Average federal funds sold decreased $9,657,000, their income decreased $146,000 and the yield decreased 51 basis points. Total interest earning assets increased by $11,000, and their income decreased by $2,407,000, while yields decreased 85 basis points.

        For the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002, average interest bearing demand deposits decreased $1,744,000 while the rate paid decreased 27 basis points, and the cost decreased $109,000. Average money market deposits decreased $4,333,000, while their rate decreased 76 basis points, and their cost decreased $424,000. Average savings accounts increased $3,456,000, but their rates decreased 23 basis points, and their cost decreased $83,000. Average time deposits decreased $6,512,000, while the rate decreased 80 basis points, and the cost decreased $683,000. Average federal funds purchased and other borrowed money decreased $157,000, interest decreased 475 basis points, and the cost decreased $12,000. Average total interest bearing liabilities decreased by $9,290,000, while the rate decreased 61 basis points, and costs decreased $1,311,000. The net interest income and margin as a percent of total earning assets for the nine month period ended September 30, 2003 compared to September 30, 2002 decreased 39 basis points.

        For the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, the following Tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and
(c) changes in rate/volume (changes in rate times change in volume). In these tables, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3                                                      FNB BANCORP AND SUBSIDIARY
-------                                                    RATE/VOLUME VARIANCE ANALYSIS

                                                          Three Months Ended September 30,
(In thousands)                                                 2003 Compared To 2002

                                                                          Increase (decrease)
                                                    Interest                    Variance
                                                 Income/Expense             Attributable To
                                                    Variance            Rate               Volume
                                                 -------------      -------------      -------------
INTEREST EARNING ASSETS
Loans                                            $        (636)     $        (881)     $         245
Taxable securities                                         (28)               (14)               (14)
Nontaxable securities                                      (77)              (146)                69
Federal funds sold                                         (80)                (9)               (71)
                                                 -------------      -------------      -------------
   Total                                         $        (821)     $      (1,050)     $         229
                                                 -------------      -------------      -------------

INTEREST BEARING LIABILITIES
Demand deposits                                  $         (40)     $         (43)     $           3
Money market                                              (193)              (170)               (23)
Savings deposits                                           (39)               (42)                 3
Time deposits                                             (191)              (176)               (15)
Federal funds purchased and other borrowings                 0                 (3)                 3
                                                 -------------      -------------      -------------
   Total
                                                 $        (463)     $        (434)     $         (29)
                                                 -------------      -------------      -------------

NET INTEREST INCOME                              $        (358)     $        (616)     $         258
                                                 =============      =============      =============


Table 4                                                      FNB BANCORP AND SUBSIDIARY
-------                                                    RATE/VOLUME VARIANCE ANALYSIS

                                                          Nine Months Ended September 30,
(In thousands)                                                 2003 Compared To 2002

                                                                          Increase (decrease)
                                                    Interest                    Variance
                                                 Income/Expense             Attributable To
                                                    Variance            Rate               Volume
                                                 -------------      -------------      -------------
INTEREST EARNING ASSETS
Loans                                            $      (1,973)     $      (2,080)     $         107
Taxable securities                                        (211)              (315)               104
Nontaxable securities                                      (77)              (192)               115
Federal funds sold                                        (146)               (28)              (118)
                                                 -------------      -------------      -------------
   Total
                                                 $      (2,407)     $      (2,615)     $         208
                                                 -------------      -------------      -------------

INTEREST BEARING LIABILITIES
Demand deposits                                  $        (109)     $        (103)     $          (6)
Money market                                              (424)              (395)               (29)
Savings deposits                                           (83)               (92)                 9
Time deposits                                             (683)              (542)              (141)
Federal funds purchased and other borrowings               (12)                (5)                (7)
                                                 -------------      -------------      -------------
   Total                                         $      (1,311)     $      (1,137)     $        (174)
                                                 -------------      -------------      -------------

NET INTEREST INCOME                              $      (1,096)     $      (1,478)     $         382
                                                 =============      =============      =============

Noninterest income
------------------

        The following table shows the principal components of noninterest income for the periods indicated.

Table 5                                           NONINTEREST INCOME
-------
                                       Three months                  Nine months
                                   ended September 30,           ended September 30,
(In thousands)                     2003           2002           2003           2002
                                ----------     ----------     ----------     ----------
Service charges                 $      668     $      480     $    1,997     $    1,333
Credit card fees                       275            255            733            709
Gain on sales of securities             --            121             --            121
Other income                            61             49            212            218
                                ----------     ----------     ----------     ----------
   Total noninterest income     $    1,004     $      905     $    2,942     $    2,381
                                ==========     ==========     ==========     ==========

        Noninterest income consists mainly of service charges on deposits and credit card fees, and other miscellaneous types of income. Service charges increased $188,000 or 39.2% in the quarter ended September 30, 2003 over the same quarter in 2002. Most of this was from an increase of $92,000 in charges for checks returned for insufficient funds (NSF). Service charges, per incident, in general, were increased in October 2002, including NSF charges. In addition, there were fewer waivers of NSF charges since the increase. There was a gain on sale of securities of $121,000 in the third quarter of 2002, but no sales in the corresponding period in 2003. Credit card fees and other income, increased by $32,000 or 10.5% for the quarter ended September 30, 2003 compared to the same quarter in 2002. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, service charges increased by $664,000 or 49.8%. In addition to the increase in fees mentioned previously, Business Analysis charges had previously been done on a mostly manual basis, and not all the data was captured. Under the new ITI system, the process has become automated. Analysis charges involve the net effect of giving credit for collected funds available to the bank, minus various activity charges such as volume of checks and special services provided, which came into effect for all of 2003, but only part of 2002, and are contributing a considerable amount to noninterest income. Credit card and other income categories increased by $18,000 or 1.9%. For the nine months of 2002, there was a gain of $121,000 on sale of securities, with no sales in 2003.

Noninterest expense
-------------------

        The following table shows the principal components of noninterest expense for the periods indicated.

Table 6                                              NONINTEREST EXPENSE
-------
                                          Three months                  Nine months
                                      ended September 30,           ended September 30,
(In thousands)                        2003           2002           2003           2002
                                   ----------     ----------     ----------     ----------
Salaries and employee benefits     $    2,540     $    2,683     $    8,167     $    7,963
Occupancy expense                         296            311            939            926
Equipment expense                         398            374          1,171          1,594
Professional fees                         183            241            592            915
Telephone, postage & supplies             227            249            675            835
Bankcard expenses                         235            215            629            603
Other expense                             489            441          1,430          1,352
                                   ----------     ----------     ----------     ----------
   Total noninterest expense       $    4,368     $    4,514     $   13,603     $   14,188
                                   ==========     ==========     ==========     ==========

        Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various smaller categories. Salaries and employee benefits decreased by $143,000 or 5.3% in the quarter ended September 2003 compared to the same quarter of 2002. During August of 2003, the in-bank courier service was outsourced, and will start to reduce expenses for gasoline, maintenance, and automobile insurance as well as salaries. Year to date, salaries and employee benefits increased by only $204,000 or 2.6% over 2002. In the quarter ended September 30, 2003 compared to the same quarter in 2002, equipment expense and professional fees dropped $34,000 or 5.5% .However, year to date, these two expenses dropped $746,000 or 29.7%. These decreases are largely attributable to the conversion to new application software and some equipment as well as consultants hired to help in the conversion process to the ITI accounting system in the first quarter of 2002. There were additional professional fees related to the activation of FNB Bancorp, which took place in the first quarter of 2002. The remaining three categories remained relatively stable.

Income Taxes
------------

        The effective tax rate was 26.0% for the first nine months of 2002. Investment in tax-free securities and tax-favored Enterprise Zone loans generated a slightly higher proportion of tax-free interest income to total interest income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Consequently, the effective tax rate for the first nine months of 2003 decreased to 24.7%.


Asset and Liability Management
------------------------------

        Ongoing management of the Company's interest rate sensitivity limits interest rate risk by managing the mix and maturity of loans and investments and deposits. Management regularly reviews the Company's position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

        In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is the Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at September 30, 2003 are adequate to meet its operating needs in 2003 and going forward into the foreseeable future.

        The following table sets forth information concerning rate sensitive assets and liabilities as of September 30, 2003. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

Table 7                                                            RATE SENSITIVE ASSETS/LIABILITIES
-------                                                                 As of September 30, 2003

                                                                 Over
                                                   Three       Three To     Over One       Over         Not
                                                   Months       Twelve       Through       Five        Rate-
                                                  Or Less       Months     Five Years      Years      Sensitive      Total
                                                 ---------    ---------     ---------    ---------    ---------    ---------
Interest earning assets:
Federal funds sold                               $   4,865    $      --     $      --    $      --    $      --    $   4,865
Securities available for sale                        2,593       10,606        38,754       25,821           --       77,774
Loans                                              264,955        5,814         5,758       17,841        9,212      303,580
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total interest earning assets                   272,413       16,420        44,512       43,662        9,212      386,219
Cash and due from banks                                 --           --            --           --       17,665       17,665
Allowance for loan losses                               --           --            --           --       (3,300)      (3,300)
Other assets                                            --           --            --           --       19,663       19,663
                                                 ---------    ---------     ---------    ---------    ---------    ---------
  Total assets                                   $ 272,413    $  16,420     $  44,512    $  43,662    $  43,240    $ 420,247
                                                 =========    =========     =========    =========    =========    =========

Interest bearing liabilities:
Demand, interest bearing                         $  51,795    $      --     $      --    $      --    $      --    $  51,795
Savings and money market                           128,010           --            --           --           --      128,010
Time deposits                                       40,354       37,257        12,381           --           --       89,992
Fed funds purchased                                     --           --            --           --           --           --
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total interest bearing liabilities              220,159       37,257        12,381           --           --      269,797
                                                 ---------    ---------     ---------    ---------    ---------    ---------
Noninterest demand deposits                             --           --            --           --       95,742       95,742
Other liabilities                                       --           --            --           --        3,390        3,390
Stockholders' equity                                    --           --            --           --       51,318       51,318
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity    $ 220,159    $  37,257     $  12,381    $      --    $ 150,450    $ 420,247
                                                 =========    =========     =========    =========    =========    =========
Interest rate sensitivity gap                    $  52,254    $ (20,837)    $  32,131    $  43,662    $(107,210)   $      --
                                                 =========    =========     =========    =========    =========    =========

Cumulative interest rate sensitivity gap         $  52,254    $  31,417     $  63,548    $ 107,210    $      --    $      --

Cumulative interest rate sensitivity gap ratio       19.18%       10.88%        19.06%       28.44%          --           --


Financial Condition
-------------------

        Assets. Total assets increased to $420,247,000 at September 30, 2003 from $401,834,000 at December 31, 2002, an increase of $18,413,000. Most of this increase was in net loans, which increased $15,391,000 and securities available for sale, which increased $1,811,000. The increase in total assets and in net loans was funded mainly by an increase in deposits of $18,133,000.

        Loans. Net loans at September 30, 2003 were $300,280,000, an increase of $15,391,000 or 5.40% over December 31, 2002, which were $284,889,000. Real
Estate and Construction loans increased $17,542,000, representing most of the increase, while Commercial loans decreased $1,350,000 and Consumer loans decreased $768,000. The portfolio breakdown was as follows.

Table 8                                        LOAN PORTFOLIO
-------

                             September 30,             December 31,
(In thousands)                   2003       Percent        2002       Percent
                              ---------    ---------    ---------    ---------
Real Estate                   $ 217,037         71.1%   $ 211,473         72.9%
Construction                     44,925         14.7       32,947         11.4
Commercial                       41,199         13.5       42,549         14.7
Consumer                          2,188          0.7        2,956          1.0
                              ---------    ---------    ---------    ---------
   Gross loans                  305,349        100.0%     289,925        100.0%
                                           =========                 =========
Net deferred loan fees           (1,769)                   (1,640)
Allowance for loan losses        (3,300)                   (3,396)
                              ---------                 ---------
   Net loans                  $ 300,280                 $ 284,889
                              =========                 =========


        Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change. In addition to the $739,000 charged to the allowance for loan losses for the two office building loans described under the heading "Nonperforming assets" (below), the Company maintains specific allowances for these loans These allowances are based on the value of the related collateral, which was obtained from the sales price in the case of the San Francisco property and a recent appraisal in the case of the Mountain View property, less all selling costs associated with the sale. Further, the Company has reserved for the unsecured portions of each of these loans.

        A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2003 and the year ended December 31, 2002 is as follows:

Table 9                             ALLOWANCE FOR LOAN LOSSES
-------

                                 Nine months ended             Year ended
                                    September 30,              December 31,
(In thousands)                          2003                      2002
                                 -----------------         -----------------
Balance, beginning of period                $3,396                    $3,543
Provision for loan losses                      780                       150
Recoveries                                       4                         8
Amounts charged off                           (880)                     (305)
                                 -----------------         -----------------
Balance, end of period                      $3,300                    $3,396
                                 =================         =================


        In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2003. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

        Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At September 30, 2003, there was $9,212,000 in non-accrual loans, compared to $2,161,000 at December 31, 2002 due to the two office building loans described below. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

        In the second quarter of 2003, a $4,409,000 term real estate loan secured by an office building located in the South of Market area of San Francisco was placed in non-accrual status due to a significant decline in value of the underlying collateral of the loan. The property was sold by the owner of the property in the third quarter of 2003 for $4,250,000. The Company recognized a $200,000 loss on the loan and the guarantor of the loan contributed the balance of funds necessary to close the transaction resulting in no further losses for the Company.

        In the second quarter of 2003, a $3,352,000 construction loan secured by an office building located in the Silicon Valley community of Mountain View was placed in nonaccrual status due to a significant decline in the value of the underlying collateral of the loan. The loan has been written down to its current market value. Despite the decline in the value of the collateral, the guarantors have continued to perform according to the contractual obligations of the loan documents. The Company has recognized a loss of $539,000, which represents an estimate of the unsecured portion of the loan.

        In the first quarter of 2003, a loan secured by a residential care facility, with a net loan balance of $5,828,000 was placed in nonaccrual status due to a payment default and subsequent foreclosure actions by the Company. The borrower has filed for bankruptcy. Under guidance from the bankruptcy court, the Company negotiated a settlement with the borrower where the borrower will resume payments beginning December 1, 2003 or the Company will be granted an automatic relief from stay from the court and can resume foreclosure. An independent appraiser determined the "as is" market value of the property as of May 20, 2003 was $7,300,000. This value provides adequate collateral coverage for the loan balance.

        Deposits. Total deposits at September 30, 2003 were $365,539,000 compared to $347,406,000 on December 31, 2002. Of these totals, noninterest-bearing demand deposits were $95,742,000 or 26.2% of the total on September 30, 2003 and $88,495,000 or 25.5% on December 31, 2002. Time deposits were $89,992,000 on September 30, 2003 and $89,552,000 on December 31, 2002.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2003:

Table 10
--------

                                     Under      $100,000
(In thousands)                     $100,000      or more       Total
                                   --------     --------     --------
Maturities:
Three months or less               $ 18,535     $ 21,818     $ 40,353
Over three to six months             12,782       10,638       23,420
Over six through twelve months       10,654        3,183       13,837
Over twelve months                    8,829        3,553       12,382
                                   --------     --------     --------
    Total                          $ 50,800     $ 39,192     $ 89,992
                                   --------     --------     ========

        The following table shows the risk-based capital ratios and leverage ratios at September 30, 2003 and December 31, 2002:

Table 11
--------                                                       Minimum "Well
                            September 30,     December 31,      Capitalized"
Risk-Based Capital Ratios       2003              2002         Requirements


Tier 1 Capital                 13.75%            13.92%  >          6.00%
                                                         -

Total Capital                  14.65%            14.87%  >         10.00%
                                                         -

Leverage Ratios                12.07%            12.16%  >          5.00%
                                                         -

        Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of September 30, 2003, Liquid Assets were $100,304,000 or 23.9% of total assets.

Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

        A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest earning assets, so that a lower loan to deposit ratio means lower potential income. On September 30, 2003 net loans were at 82.1% of deposits.


        Forward-Looking Information and Uncertainties Regarding Future Financial
        ------------------------------------------------------------------------
Performance.
-----------

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

Other Matters

        Off-Balance Sheet Items

        The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $63,880,000 and $61,470,000 at September 30, 2003 and December 31, 2002, respectively. As a percentage of net loans, these off-balance sheet items represent 21.3% and 21.6% respectively.

        Corporate Reform Legislation

        President George W. Bush signed the "Public Company Accounting Reform and Investor Protection Act of 2002" (the "Act") on July 30, 2002, which responds to the recent corporate accounting scandals. Among other matters, the Act increases the penalties for securities fraud, establishes new rules for financial analysts to prevent conflicts of interest, creates a new independent oversight board for the accounting profession, imposes restrictions on the consulting activities of accounting firms that audit company records and requires certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act. The
SEC has also approved new rules proposed and adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company does not currently anticipate that compliance with the Act (including the rules adopted pursuant to the Act) will have a material effect upon its financial position or results of its operations or its cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. From December 31, 2002 through June 26, 2003, the prime lending rate was 4.25%, and dropped to 4.00% from June 27 to the end of September 2003. During the nine months ended September 30, 2002, the rate was 4.75%. The effect of these rate changes was mitigated, because a significant amount of the Real Estate loan portfolio is subject to interest rate caps and floors. Consequently, this did not have a material effect on earnings.

Item 4. Controls and Procedures.

        (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 2. Use of Proceeds and Issuer Purchases of Equity Securities

                      Issuer Purchases of Equity Securities

-------------------------- ---------------- ------------ ---------------- ------------------------ -----------------------------
Period                     (a)              (b)          (c)              (d)                      (e)
                           Total Number     Average      Identity of      Number of Shares         Maximum Number (or
                           Of Shares (or    Price Paid   Broker-dealer    (or Units) Purchased     Approximate Dollar Value)
                           Units)           Per Share    (s) Used to      As Part of Publicly      Of Shares (or Units) that
                           Purchased                     Effect           Announced Plans or       May Yet Be Purchased
                                                         Purchases        Programs                 Under the Plans or
                                                                                                   Programs
-------------------------- ---------------- ------------ ---------------- ------------------------ -----------------------------
Month #1
July 25                         None            N/a            N/a                  None                      121,852
through
July 31, 2003

-------------------------- ---------------- ------------ ---------------- ------------------------ -----------------------------
Month #2                                                 Seidler
August 1                       23,284         $28.50     Companies                 23,284                     98,568
through                                                  Wedbush,
August 31, 2003                                          Morgan

-------------------------- ---------------- ------------ ---------------- ------------------------ -----------------------------
Month #3                                                 Wedbush,
September 1                    11,000         $29.50     Morgan                    11,000                     87,568
through
September 30, 2003

-------------------------- ---------------- ------------ ---------------- ------------------------ -----------------------------
Total                          34,284                                              34,284
-------------------------- ---------------- ------------ ---------------- ------------------------ -----------------------------

Footnote: on July 25, 2003 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock, or approximately 121,852 shares. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               31:  Rule 13a-14(a)/15d-14(a) Certifications
               32:  Section 1350 Certifications

         (b)  Reports on Form 8-K

               The following report on Form 8-K has been filed during the quarter ended September 30, 2003:

               Filed July 28, 2003, announcing the stock repurchase program authorized by the Board of Directors on July 25, 2003.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           FNB BANCORP
                                           (Registrant)


Dated:  November 7, 2003.                  By:    /s/ Thomas C. McGraw
                                               ------------------------------
                                                  Thomas C. McGraw
                                                  Chief Executive Officer
                                                  (Authorized Officer)


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