Form 10-K
period 2003-12-31
FNB BANCORP/CA/
filed 2004-03-30
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

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

            975 El Camino Real, South San Francisco, California 94080
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (650) 588-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: __________

Title of Class: Common Stock, no par value
                --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]


Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $58,126,136

Number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 2004

            No par value Common Stock - 2,514,060 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2004 annual meeting of shareholders.

                               Page 1 of 105 pages

                 The Index to the Exhibits is located at Page 83

                                     PART I

ITEM 1.  BUSINESS
         --------

         Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are certain written and oral statements made or incorporated by reference from time to time by FNB Bancorp or its representatives in this document or other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "seek," and "intend," and words of similar import are intended to identify forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing problems; and
(8) the U. S. "war on terrorism" and any U.S. military action in the Middle East. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of FNB Bancorp and its subsidiary, First National Bank of Northern California.

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

         The Bank was organized in 1963 as "First National Bank of Daly City." In 1995, the shareholders approved a change in the name to "First National Bank of Northern California." The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates eleven full service banking offices within its primary service area of San Mateo County, in the cities of Colma, Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City and Pescadero. The Bank also provides reduced services since August 2003 for the City and County of San Francisco through its Flower Mart facility in San Francisco These are limited to a night drop and an ATM machine. The Bank's primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

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

         First National Bank offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. First National Bank provides a full line of business financial products with specialized services such as courier, appointment banking, and business internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with access through the internet. First National Bank also makes available commercial, standby letters of credit, construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services. During 2003, the Bank added Debit Card and Online Banking, while the Bill Payment product will be introduced in 2004.

         Most of First National Bank's deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2003, First National Bank had a total of 23,441 accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2003, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank's deposits.

         At December 31, 2003, the Company had total assets of $429,448,000, total net loans of $312,929,000, deposits of $374,214,000 and shareholders' equity of $51,987,000. The Company competes with approximately 23 other banking or savings institutions in its service areas. The Company's market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.26% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2003). See "Competitive Data" below.

Employees
---------

         At December 31, 2003, The Company employed 163 persons on a full-time basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.


Available Information
---------------------

         FNB Bancorp and First National Bank maintain an Internet website at http://www.FNBNORCAL.com. The Company's annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information on such website is not incorporated by reference into this report.

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

Capital Standards
-----------------

         The Board of Governors, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency have adopted risk-based guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, First National Bank is required to maintain (and FNB Bancorp and First National Bank will be required to maintain) capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss allowance.

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

         At December 31, 2003, the Company was in compliance with the risk-weighted capital and leverage ratios. See "Capital" under Item 7 below.

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

         FNB Bancorp. FNB Bancorp has declared and paid cash dividends for eight consecutive quarters, commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of FNB Bancorp's earnings, financial condition, future capital funds, regulatory requirements and other factors such as the board of directors may deem relevant. It is the intention of FNB Bancorp to pay cash dividends, subject to legal restrictions on the payment of cash dividends and depending upon the level of earnings, management's assessment of future capital needs and other factors to be considered by the FNB Bancorp board of directors.

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

         First National Bank of Northern California. FNB Bancorp, as First National Bank's sole shareholder is entitled to receive dividends when and as declared by its board of directors, out of funds legally available therefore, subject to the restrictions set forth in the National Bank Act.

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

                                   COMPETITION

Competitive Data
----------------

         Larger banks may have a competitive advantage over First National Bank because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank's legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2003, First

National Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $8,271,000 on an unsecured basis and $13,785,000 on a fully secured basis, based on regulatory capital of $55,141,000.

         First National Bank's business is concentrated in its service area, which primarily encompasses San Mateo County. The economy of First National Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the June 2003 Deposit and Market Share Report prepared by California Banksite Corporation, there were 147 commercial and savings banking offices in San Mateo County with a total of $15,508,900,000 in deposits at June 30, 2003. First National Bank had a total of 11 offices with total deposits of $354,430,000 at the same date, or 2.29% of the San Mateo County totals. At December 31, 2002, there were 152 commercial and savings banking offices in San Mateo County with total deposits of $15,008,680,000, while First National Bank had $347,820,000, or 2.32% of the San Mateo County totals.

         In 1996, pursuant to Congressional mandate, the Federal Deposit Insurance Corporation reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, First National Bank's current capital ratios and level of deposits, First National Bank anticipates no change in the assessment rate applicable to it during 2004 from that in 2003.

General Competitive Factors
---------------------------

         In order to compete with the financial institutions in their primary service areas, community banks such as First National Bank use to the fullest extent possible, the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. They also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture and tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not offered by the bank to obtain such services from correspondent banks.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank's portfolio comprise the major portion of a bank's earnings.

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

         The interest rate differentials of a bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on First National Bank are not predictable.

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

         Neither FNB Bancorp nor First National Bank has determined whether or when they may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become clear.

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

    o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

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

    o The Board of Directors of FNB Bancorp has adopted a Code of Ethics to address the foregoing standards, and a copy of such Code of Ethics is being filed as an exhibit to this report.

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

    o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act, including:

    o    Independence standards for members;

    o Responsibility for selecting and overseeing the issuer's independent accountant;

    o Responsibility for handling complaints regarding the issuer's accounting practices;

    o    Authority to engage advisers; and

    o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

         On November 4, 2003, the Securities and Exchange Commission adopted changes to the standards for the listing of issuer securities by the New York Stock Exchange and the Nasdaq Stock Market. The revised standards for listing conform to and supplement Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which the Securities and Exchange Commission adopted in April 2003 pursuant to the Act. In the future, if the Company's common stock is listed on the Nasdaq Stock Market, the Company would be required to comply with these listing standards, as revised, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act.

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

California Corporate Disclosure Act
-----------------------------------

         On September 28, 2002, California former Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

    o The name of the company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;

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

ITEM 2.  PROPERTIES
         ----------

         FNB Bancorp does not own any real property. Since its incorporation on February 28, 2001, FNB Bancorp has conducted its operations at the administrative offices of First National Bank, located at 975 El Camino Real, South San Francisco, California 94080.

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

         First National Bank leases premises at 640 Brannan Street, Suite 102, San Francisco, California, 94107, for its Flower Mart facility. This ground floor space of approximately 300 square feet is leased from California Flower Market, Inc. The lease term is for 5 years, commencing September 1, 1996, with two 5-year options to extend the lease term, the first of which has been exercised and expires on September 1, 2006. This facility currently offers ATM machine and night drop services.

         First National Bank leased premises at 491 El Camino Real, Suite B, San Mateo, California 94402, for its San Mateo Branch Office. The branch has relocated to 150 East Third Avenue, San Mateo, California 94401, and the Bank has entered into a new 5-year lease for this property with Song Development Company, a California corporation, which will expire July 31, 2008. The new location consists of approximately 4,000 square feet of ground floor usable commercial space. Leasehold improvements to permit its use as a full service bank have been made, including an after-hours depository and ATM service.

         First National Bank leased approximately 2,242 square feet of office space in a building located at 520 South El Camino Real, San Mateo, California. The Business Banking Division occupied Suite 430 at that address. The lease expired June 15, 2003, and was not renewed. The staff was relocated to the Redwood City Branch.

         The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the full text of the lease agreements listed as exhibits to this report.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------------------------------

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

         The following table summarizes sales of the common stock of First National Bank and FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect stock dividends effected December 15, 2003. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                       Bid Price of First National Bank
                    --------------------------------------
                       Common Stock (1)           Cash
                    ---------------------      Dividends
     2002             High         Low        Declared (2)
---------------     --------     --------     ------------

First Quarter       $28.4762     $24.0476         $0.12

                           Bid Price of FNB Bancorp
                    --------------------------------------
                       Common Stock (1)           Cash
                    ---------------------      Dividends
     2002             High         Low        Declared (2)
---------------     --------     --------     ------------

Second Quarter      $29.5714     $26.1905         $0.12
Third Quarter        26.6667      26.1905          0.12
Fourth Quarter       26.1905      21.9048          0.12
                                                   0.12     Special
                                                            Dividend

                           Bid Price of FNB Bancorp
                    --------------------------------------
                       Common Stock (1)           Cash
                    ---------------------      Dividends
     2003             High         Low        Declared (2)
---------------     --------     --------     ------------

First Quarter       $23.9048     $23.3333         $0.12
Second Quarter       25.2381      23.4762          0.12
Third Quarter        28.0952      25.0000          0.12
Fourth Quarter       29.0476      27.6190          0.12
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

                                             ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------------------
Period                (a)               (b)            (c)                  (d)                      (e)
                      Total Number      Average        Identity of          Number of Shares         Maximum Number (or
                      Of Shares (or     Price Paid     Broker-dealer(s)     (or Units) Purchased     Approximate Dollar Value)
                      Units)            Per Shared     Used to Effect       As Part of Publicly      Of Shares (or Units) that
                      Purchased                        Purchases            Announced Plans or       May Yet Be Purchased
                                                                            Programs                 Under the Plans or
                                                                                                     Programs
------------------------------------------------------------------------------------------------------------------------------
Month #1
October 1                 3,218           $27.71       Wedbush,                   3,218                       88,729
Through                                                Morgan
October 31, 2003
------------------------------------------------------------------------------------------------------------------------------
Month #2
November 1                None             N/a         N/a                        None                        88,729
Through
November 30, 2003
------------------------------------------------------------------------------------------------------------------------------
Month #3
December 1                3,444           $28.95       The Seidler                3,444                       85,285
Through                                                Companies
December 31, 2003
------------------------------------------------------------------------------------------------------------------------------
Total                     6,662                                                   6,662
------------------------------------------------------------------------------------------------------------------------------

Footnote: on July 25, 2003 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock, or approximately 121,852 shares. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. On January 23, 2004 the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. On December 31, 2003, a total of 42,660 shares, or approximately 1.69% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program. The program (as extended) calls for the further purchase of an additional 85,285 shares, subject to an aggregate limit of five percent (5%) of the registrant's outstanding shares of common stock. All such transactions, including any block purchases, will be structured to comply with Commission Rule 10b-18 and all shares that are purchased under this program will be retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the program at any time for any reason. The transactions in the above table have been adjusted for the 5% stock dividend mentioned above.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following table presents a summary of selected financial information that should be read in conjunction with the Company's financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

Dollars in thousands, except per
share amounts and ratios                                    2003            2002           2001             2000            1999
                                                         ----------      ----------      ----------      ----------      ----------
STATEMENT OF INCOME DATA
Total interest income                                    $   22,867      $   26,159      $   30,844      $   30,862      $   27,586
Total interest expense                                        2,658           4,288           7,935           8,192           6,998
                                                         ----------      ----------      ----------      ----------      ----------
Net interest income                                          20,209          21,871          22,909          22,670          20,588
Provision for loan losses                                       780             150             300             425             750
                                                         ----------      ----------      ----------      ----------      ----------
Net interest income after provision for
  loan losses                                                19,429          21,721          22,609          22,245          19,838
Total non interest income                                     4,021           3,308           3,007           3,781           2,785
Total non interest expenses                                  17,913          18,705          17,911          15,977          14,519
                                                         ----------      ----------      ----------      ----------      ----------
Earnings before taxes                                         5,537           6,324           7,705          10,049           8,104
Income tax expense                                            1,396           1,510           2,468           2,921           2,887
                                                         ----------      ----------      ----------      ----------      ----------
Net earnings                                             $    4,141      $    4,814      $    5,237      $    7,128      $    5,217
                                                         ==========      ==========      ==========      ==========      ==========

PER SHARE DATA
Net earnings per share:
  Basic                                                  $     1.63      $     1.88      $     2.05      $     2.79      $     2.13
  Diluted                                                $     1.61      $     1.88      $     2.05      $     2.79      $     2.13
Cash dividends per share                                 $     0.60      $     0.60      $     1.00      $     1.23      $     1.00
Weighted average shares outstanding:
  Basic                                                   2,545,000       2,556,000       2,554,000       2,554,000       2,454,000
  Diluted                                                 2,572,000       2,565,000       2,560,000       2,560,000       2,454,000
Shares outstanding at period end                          2,518,559       2,437,043       2,318,849       2,208,658       2,103,694
Book value per share                                     $    20.64      $    21.01      $    20.06      $    19.52      $    17.83

BALANCE SHEET DATA
Investment securities                                        63,692          75,963          65,311          87,241          70,658
Net loans                                                   312,929         284,889         288,067         229,669         237,062
Allowance for loan losses                                     3,284           3,396           3,543           3,332           2,920
Total assets                                                429,448         401,834         397,388         379,102         348,054
Total deposits                                              374,214         347,406         344,079         330,457         305,361
Shareholders' equity                                         51,987          51,203          46,523          43,128          37,507

SELECTED PERFORMANCE DATA
Return on average assets                                       1.00%           1.17%           1.30%           1.97%           1.53%
Return on average equity                                       8.00%           9.87%          11.43%          17.42%          13.96%
Net interest margin                                            5.33%           5.83%           6.34%           6.97%           6.73%
Average loans as a percentage of
  average deposits                                            82.93%          80.79%          77.67%          75.42%          77.02%
Average total stockholder's equity as
  a percentage of average total assets                        12.49%          11.86%          11.41%          11.31%          10.96%
Dividend payout ratio                                         35.63%          29.35%          43.38%          37.50%          38.55%

SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans                          0.30%           0.10%           0.03%           0.01%           0.02%
Allowance for loan losses/Total Loans                          1.04%           1.18%           1.21%           1.43%           1.22%

CAPITAL RATIOS
Tier 1 risk-based                                             13.29%          13.92%          12.98%          14.54%          13.18%
Total risk-based                                              14.15%          14.87%          13.98%          15.67%          14.18%
Leverage                                                      12.06%          12.16%          11.41%          11.28%          11.00%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FNB BANCORP AND SUBSIDIARY
         -----------------------------------------------------------------------

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

Earnings Analysis
-----------------

         Net earnings in 2003 were $4,141,000, a 14.0% decrease from 2002 earnings of $4,814,000. Earnings for the year 2002 decreased $423,000 or 8.1% from year 2001 earnings of $5,237,000. The principal source of earnings is interest income on loans. The period from 2001 through 2003 saw a series of decreases in the prime lending rate. At the beginning of 2001, the rate was 9.50%, and the year ended at 4.75%. In 2002, the rate started at 4.75%, and ended at 4.25%. The year 2003 started at 4.25% and ended at 4.00%. The sharpest decline was during 2001,when the rate ended at half of the starting rate. The impact of the decreasing interest rates was that both interest income and net interest income have been steadily decreasing for the past two years. Net interest income in 2003 was $20,209,000, a decrease of $1,662,000 or 7.6% from 2002. In 2002, net interest income was $21,871,000, a decrease of $1,038,000 or 4.5% from 2001. Interest income itself was $22,867,000 in 2003, a decrease of $3,292,000 or 12.6% from 2002. Interest income was $26,159,000 in 2002, a decrease of$4,685,000 or 15.2% from 2001.

         Basic earnings per share were $1.63 in 2003; $1.88 in 2002 and $2.05 in 2001. Diluted earnings per share were $1.61 in 2003; $1.88 in 2002; and $2.05 in 2001.

         The provision for loan losses was $780,000 in 2003, $150,000 in 2002 and $300,000 in 2001. At the end of 2003, the allowance was 1.04% of gross loans outstanding; at the end of 2002, it was 1.18% of gross loans outstanding; and at the end of 2001, it was1.21%.The provision for loan losses was increased in 2003 principally as a result of a $739,000 loss in connection with loans secured by two office buildings included in nonperforming assets.

Net Interest Income
-------------------

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1                                                      Net Interest Income and Average Balances
                                   -------------------------------------------------------------------------------------------
                                                                        (In thousands)
                                                                     Year ended December 31,
                                               2003                           2002                           2001
                                   -----------------------------   ----------------------------   ----------------------------
                                              Interest   Average             Interest   Average             Interest   Average
                                   Average     Income     Yield    Average    Income     Yield    Average    Income     Yield
                                   Balance    (Expense)  (Cost)    Balance   (Expense)  (Cost)    Balance   (Expense)   (Cost)
                                   -------    ---------  ------    -------   ---------  ------    -------   ---------   ------
INTEREST EARNING ASSETS
Loans, gross                       $296,327   $ 19,990    6.75%    $288,633  $ 22,664    7.85%    $271,449  $ 26,024     9.59%
Taxable Securities                   40,221      1,446    3.60%      42,088     1,944    4.62%      45,650     2,630     5.76%
Nontaxable Securities                36,012      1,358    3.77%      29,526     1,311    4.44%      31,129     1,579     5.07%
Federal funds sold                    6,709         73    1.09%      15,041       240    1.60%      13,389       611     4.56%
                                   --------   --------             --------  --------             --------  --------
   Total interest earning assets   $379,269   $ 22,867    6.03%    $375,288  $ 26,159    6.97%    $361,617  $ 30,844     8.53%
                                   --------   --------             --------  --------             --------  --------

NONINTEREST EARNING ASSETS
Cash and due from banks            $ 18,069                        $ 18,303                       $ 22,654
Premises and equipment               10,916                          11,573                         11,728
Other assets                          6,155                           5,933                          5,413
                                   --------                        --------                       --------
  Total noninterest
    earning assets                 $ 35,140                        $ 35,809                       $ 39,795
                                   --------                        --------                       --------
TOTAL ASSETS                       $414,409                        $411,097                       $401,412
                                   ========                        ========                       ========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing           $ 51,981   $   (105)  (0.20%)   $ 52,240  $   (229)  (0.44%)   $ 54,539  $   (653)   (1.20%)
Money Market                         66,189       (571)  (0.86%)     69,701    (1,096)  (1.57%)     55,670    (1,490)   (2.68%)
Savings                              56,281       (183)  (0.33%)     52,282      (295)  (0.56%)     46,312      (727)   (1.57%)
Time deposits                        90,280     (1,797)  (1.99%)     95,286    (2,653)  (2.78%)    105,224    (5,054)   (4.80%)
Fed funds purchased and other
  borrowings                            174         (2)  (1.15%)        257       (15)  (5.84%)        274       (11)   (4.01%)
                                   --------   --------             --------  --------             --------  --------
    Total interest bearing
      liabilities                  $264,905   $ (2,658)  (1.00%)   $269,766  $ (4,288)  (1.59%)   $262,019  $ (7,935)   (3.03%)
                                   --------   --------             --------  --------             --------  --------

NONINTEREST BEARING LIABILITIES:
Demand deposits                      92,609                          87,768                         87,726
Other liabilities                     5,148                           4,792                          5,859
                                   --------                        --------                       --------
Total noninterest bearing
  liabilities                      $ 97,757                        $ 92,560                       $ 93,585
                                   --------                        --------                       --------
    Total liabilities              $362,662                        $362,326                       $355,604
Stockholders' equity               $ 51,747                        $ 48,771                       $ 45,808
                                   --------                        --------                       --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $414,409                        $411,097                       $401,412
                                   ========                        ========                       ========

NET INTEREST INCOME AND
  MARGIN ON TOTAL EARNING
  ASSETS                                      $ 20,209    5.33%              $21,871     5.83%              $ 22,909     6.34%
                                              ========                       =======                        ========

Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields on gross loans were not adjusted for nonaccrual loans, as these were considered not material for this calculation.

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

TABLE 2                                                               Rate/Volume Variance Analysis
                                              -----------------------------------------------------------------------------
                                                                            (In thousands)

                                                                        Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                     2003 Compared To 2002                   2002 Compared to 2001
                                                      Increase (decrease)                     Increase (decrease)
                                              -----------------------------------       -----------------------------------
                                              Interest            Variance              Interest             Variance
                                              Income/          Attributable to          Income/           Attributable to
                                              Expense       ---------------------       Expense       ---------------------
                                              Variance       Rate          Volume       Variance        Rate         Volume
                                              -------       -------       -------       -------       -------       -------
INTEREST EARNING ASSETS:

Loans                                         $(2,674)      $(3,193)      $   519       $(3,360)      $(4,709)      $ 1,349

Taxable Securities                               (498)         (412)          (86)         (686)         (481)         (205)

Nontaxable Securities                              47          (241)          288          (268)         (187)          (81)

Federal Funds sold                               (167)          (76)          (91)         (371)         (397)           26
                                              -------       -------       -------       -------       -------       -------
     Total                                    $(3,292)      $(3,922)      $   630       $(4,685)      $(5,774)      $ 1,089
                                              -------       -------       -------       -------       -------       -------

INTEREST BEARING LIABILITIES:

Demand deposits                               $  (124)      $  (123)      $    (1)      $  (424)      $  (396)      $   (28)

Money market                                     (525)         (495)          (30)         (394)         (615)          221

Savings deposits                                 (112)         (125)           13          (432)         (466)           34

Time deposits                                    (856)         (717)         (139)       (2,401)       (1,924)         (477)

Federal funds purchased and other
  Borrowings                                      (13)          (12)           (1)            4             5            (1)
                                              -------       -------       -------       -------       -------       -------
     Total                                    $(1,630)      $(1,472)      $  (158)      $(3,647)      $(3,396)      $  (251)
                                              -------       -------       -------       -------       -------       -------
NET INTEREST INCOME                           $(1,662)      $(2,450)      $   788       $(1,038)      $(2,378)      $ 1,340
                                              =======       =======       =======       =======       =======       =======

         In 2003, net interest income represented 83.39% of net revenue (net interest income plus non-interest income), compared to 86.86% in 2002 and 88.40% in 2001. This reduction displays the bank's increased emphasis on non-interest income and the effects of decreasing interest rates. The net yield on average earning assets was 5.33% in 2003 compared to 5.83% in 2002 and 6.34% in 2001. The average rate earned on interest earning assets was 6.03% in 2003, down from 6.97% in 2002, and from 8.53% in 2001. The average cost for interest-bearing liabilities was 1.00% in 2003, compared to 1.59% in 2002 and 3.03% in 2001.

Allowance for Loan Losses
-------------------------

         The Bank has the responsibility of assessing the overall risks in its loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss allowance. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Bank's market area, and considering the Bank's historical loan loss experience. The Bank is committed to maintaining adequate allowance for loan losses, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

         In addition to the $739,000 charged to the allowance for loan losses for the two loans secured by two office buildings described under the heading "Nonperforming Loans" (below), the Company maintains specific allowances for these loans. These allowances are based on the value of the related collateral, which was obtained from the sales price in the case of the San Francisco property and a recent appraisal in the case of the Mountain View property, less all estimated selling costs associated with the sale. Further, the company provided for the unsecured portions of each of these loans.

         Real estate loans outstanding increased by $3,114,000 in 2003 but declined about $6,176,000 in 2002 compared to 2001. The proportion of the Allowance for Loan Losses attributable to real estate loans was $1,428,000 in 2003 compared to $2,008,000 in 2002 and $1,912,000 in 2001. As a percentage of total loans, the amount allocated to these loans was 67.5% in 2003, 72.9% in 2002 and 74.1% in 2001. The decline in the amount allocated to Real estate loans was the result of the $739,000 charged off on the loans secured by the two office buildings mentioned earlier.

         The allowance for loan losses totaled $3,284,000, $3,396,000, and $3,543,000 at December 31, 2003, 2002 and 2001, respectively. This represented 1.04%, 1.18% and 1.21% of outstanding loans on those respective dates. The balances reflect an amount that, in management's judgment, is adequate to provide for potential loan losses based on the considerations noted above. During 2003, the provision for loan losses was $780,000, while write-offs totaled $896,000, compared to a provision of $150,000 and total write-offs of $305,000 in 2002, and a provision of $300,000 and total write-offs of $94,000 in 2001. The allowance is considered adequate after writing off the unsecured portion of the two loans that are well secured by office buildings.

TABLE 3                                                 Allocation of the Allowance for Loan Losses
                 -----------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)

                         2003                       2002                    2001                 2000                 1999
                 ---------------------     ----------------------    -------------------   ------------------   ------------------
                              Percent                   Percent                 Percent              Percent              Percent
                              in each                   in each                 in each              in each              In each
                              category                  category                category             Category             category
                              to total                  to total                to total             to total             To total
                 Amount        Loans       Amount        Loans       Amount      Loans     Amount     Loans     Amount     Loans
                 ------       --------     ------       --------     ------     --------   ------    --------   ------    --------

Real Estate      $1,428         67.5%      $2,008         72.9%      $1,912      74.1%     $  955      62.8%    $1,024      63.0%
Construction      1,087         15.3%         989         11.4%         504      11.6%      1,196      18.9%       566      18.3%
Commercial          158         16.4%         221         14.7%         387      13.4%        264      16.7%       415      17.1%
Consumer             22          0.8%          43          1.0%         226       0.9%        352       1.6%       526       1.6%
Unfunded
  Commitments       129           --          135           --          514        --         565        --        389        --
Unallocated         460           --           --           --           --        --          --        --         --        --
                 ------        -----       ------        -----       ------     -----      ------     -----     ------     -----
Total            $3,284        100.0%      $3,396        100.0%      $3,543     100.0%     $3,332     100.0%    $2,920     100.0%
                 ======        =====       ======        =====       ======     =====      ======     =====     ======     =====


         Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2003. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

         Net loan charge-offs from 1999 through 2002 had been very low, and are only nominal when compared to total loans. Because of the 2003 charge-offs, the provision was increased significantly.

         Due to the continued downturn in the local economy, and increasing vacancy rate in commercial buildings, it was considered prudent to have an unallocated portion of $460,000 in addition to the specific allocated amounts.

TABLE 4                                                                              Allowance for Loan Losses
                                                                                        Historical Analysis
                                                               -------------------------------------------------------------------
                                                                                           (In thousands)

                                                                                   For the year ended December 31,
                                                               -------------------------------------------------------------------
                                                                2003           2002           2001           2000           1999
                                                               -------        -------        -------        -------        -------
Balance at Beginning of Year                                   $ 3,396        $ 3,543        $ 3,332        $ 2,920        $ 2,224
Provision for Loan Losses                                          780            150            300            425            750

Charge-offs:
Real Estate                                                       (739)           (59)            --             --             --
Commercial                                                        (110)          (216)           (22)            --            (51)
Consumer                                                           (47)           (30)           (72)           (23)           (19)
                                                               -------        -------        -------        -------        -------
   Total                                                          (896)          (305)           (94)           (23)           (70)
                                                               -------        -------        -------        -------        -------

TABLE 4 (continued)                                                                  Allowance for Loan Losses
                                                                                        Historical Analysis
                                                               -------------------------------------------------------------------
                                                                                           (In thousands)

                                                                                   For the year ended December 31,
                                                               -------------------------------------------------------------------
                                                                2003           2002           2001           2000           1999
                                                               -------        -------        -------        -------        -------
Recoveries:
Commercial                                                           2              2             --              1             10
Consumer                                                             2              6              5              9              6
                                                               -------        -------        -------        -------        -------
   Total                                                             4              8              5             10             16
Net Charge-offs                                                   (892)          (297)           (89)           (13)           (54)
                                                               -------        -------        -------        -------        -------
Balance at End of Year                                         $ 3,284        $ 3,396        $ 3,543        $ 3,332        $ 2,920
                                                               =======        =======        =======        =======        =======

Percentages
Allowance for Loan Losses/Total Loans                             1.04%          1.18%          1.21%          1.43%          1.22%
Net charge-offs/Real Estate Loans                                 1.52%          0.18%            --             --             --
Net charge-offs/Commercial Loans                                  0.21%          0.50%          0.06%            --           0.10%
Net charge-offs/Consumer Loans                                    1.76%          0.81%          2.58%          0.36%          0.33%
Net charge-offs/Total Loans                                       0.28%          0.10%          0.03%          0.01%          0.02%
Allowance for Loan Losses/Non-Performing Loans                   36.15%        157.15%        180.86%        273.56%        146.07%

Non-performing Loans
--------------------

         Non-performing loans consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they became due. For the year ended December 31, 2003 had non-accrual loans performed as agreed, approximately $757,000 in interest would have been accrued. Allowance for Loan Losses as a percentage of Non-performing loans has decreased significantly in 2003 because if a non-performing loan is well secured by Real Estate or other readily marketable collateral, no provision is made, as in the case of the loans secured by the two office buildings. If there is a portion not considered well secured, a provision is made accordingly. These loans increased the non-performing loans balance by $8,955,000, but as they are so well secured, are only minimally reserved for, and as such coverage of non-performing loans overall appears to have decreased. Excluding these loans, Allowance to Non-performing loans was 2,526.15%.

         Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 2.9% of total loans at the end of 2003. Nonperforming loans were 0.7% of total loans at the end of 2002, and 0.7% of total loans at the end of 2001. Management believes the current list of past due loans are collectible and does not anticipate any losses. There were no foreclosed assets as of the periods indicated.

         Although the Allowance for possible loan losses appears as a smaller percent of nonperforming loans in 2003, the loans are well secured Real Estate supported by current appraisals. In the first quarter of 2004, one of the loans was foreclosed and became Other Real Estate Owned for $5,827,000, and is currently for sale.

TABLE 5                                     Analysis of Nonperforming Loans
                                      ------------------------------------------
                                                     (In thousands)

                                                Year ended December 31,
                                      ------------------------------------------
                                       2003     2002     2001     2000     1999
                                      ------   ------   ------   ------   ------

Accruing loans 90 days or more        $   --   $   --   $   --   $   --   $   --
Nonaccrual loans                       9,085    2,161    1,959    1,218    1,999
                                      ------   ------   ------   ------   ------
Total                                 $9,085   $2,161   $1,959   $1,218   $1,999
                                      ======   ======   ======   ======   ======

There were no commitments to lend additional funds to any customer whose loan was classified nonperforming at December 31, 2003, 2002 and 2001.

Noninterest Income
------------------

         The following table sets forth the principal components of noninterest income:

TABLE 6                                                Noninterest Income
                                                --------------------------------
                                                     (Dollars in thousands)

                                                    Years Ended December 31,
                                                --------------------------------
                                                 2003         2002         2001
                                                ------       ------       ------

Service charges                                 $2,662       $1,989       $1,657
Credit card fees                                   946          921          913
Gain on sales of securities                        165          121           58
Other income                                       248          277          379
                                                ------       ------       ------
   Total noninterest income                     $4,021       $3,308       $3,007
                                                ======       ======       ======

         Service charges and credit card fees represented the major portion of noninterest income. In October of 2002, service charges per transaction, in general, were increased, including charges for insufficient funds. The first full year to benefit from this increase was 2003.

Noninterest Expenses
--------------------

         The following table sets forth the various components of noninterest expense:

TABLE 7                                               Noninterest Expenses
                                               ---------------------------------
                                                     (Dollars in thousands)

                                                    Years Ended December 31,
                                               ---------------------------------
                                                2003         2002         2001
                                               -------      -------      -------

Salaries and employee benefits                 $10,576      $10,604      $10,532
Occupancy expense                                1,240        1,246        1,290
Equipment expense                                1,577        2,008        1,736
Advertising expense                                218          324          384
Data processing expense                            394          385          330

TABLE 7 (continued)                                   Noninterest Expenses
                                               ---------------------------------
                                                     (Dollars in thousands)

                                                    Years Ended December 31,
                                               ---------------------------------
                                                2003         2002         2001
                                               -------      -------      -------

Professional fees                                  914        1,126          731
Director expense                                   152          150          150
Surety insurance                                   493          400          303
Telephone, postage, supplies                       898        1,073        1,014
Bankcard expenses                                  818          787          735
Other                                              633          602          706
                                               -------      -------      -------
   Total noninterest expense                   $17,913      $18,705      $17,911
                                               =======      =======      =======

         During 2001, the Bank purchased computer hardware and software equipment to convert its accounting system and related application systems. This resulted in increased costs arising from overtime and additional staff working on the conversion of software systems. Because of difficulties encountered upon conversion and lack of functionality of the new software, the Bank evaluated these assets for impairment. No impairment loss was recognized. However, the Bank revised the estimated useful life of the software. Depreciation expense on the software with an original purchase price of approximately $675,000 came to $336,000 for the year ended December 31, 2001. The Bank converted back to its previous accounting and related application systems by March 2002. An important part of the increase in professional fees for 2001 and 2002 was related to consultants hired to help with the data conversion process. Part of the additional increase in professional fees in 2002 over 2001 had to do with expenses related to the activation of FNB Bancorp. Most of the $792,000 decrease in noninterest expense in 2003 compared to 2002 had to do with a drop of $431,000 in equipment expense, a decrease of $212,000 in professional fees and a decrease of $175,000 in telephone, postage and supplies as conversion-related expenses ended, as did professional fees associated with the activation of FNB Bancorp.

Balance Sheet Analysis
----------------------

         Total assets were $429,448,000 at December 31, 2003, an increase of 6.9% over 2002. Total assets were $401,834,000 at December 31, 2002, an increase of 1.1% over 2001. Assets averaged $414.4 in 2003, compared to $411.1 million in 2002 and $401.4 million in 2001. Average earning assets increased from $361.6 million in 2001 to $375.3 million in 2002 and $379.3 million in 2003. Average earning assets represented 90.1% of total average assets in 2001, 91.3% in 2002 and 91.5% in 2003.. Interest-bearing liabilities averaged $262.0 million in 2001, $269.8 million in 2002, and $264.9 million in 2003.

Loans
-----

         The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2003 increased by $27.9 million or 9.7% compared to December 31, 2002, while loans outstanding at December 31, 2002 decreased by $3.3 million or 1.1% compared to 2001.

         Real Estate loans increased by $3.1 million or 1.5% in 2003 compared to 2002, and decreased by $6.2 or 2.8% in 2002 compared to 2001. Construction loans increased by $15.7 million or 47.5% in 2003 compared to 2002, but decreased by $1.1 million or 3.1% in 2002 compared to 2001. Commercial loans increased by $9.7 million or 22.8% in 2003 compared to 2002, and increased by $3.4 million or 8.6% in 2002 over 2001. Consumer loans represent a nominal portion of total loans. They decreased by $0.4 million or 13.7% in 2003 compared to 2002, but had increased by $0.4 million or 13.7% in 2002 compared to 2001.

         Table 8 presents a detailed analysis of loans outstanding at December 31, 1999 through December 31, 2003.

TABLE 8                                          Loan Portfolio
                         -------------------------------------------------------------
                                                 (In thousands)

                                                  December 31,
                         -------------------------------------------------------------
                           2003         2002         2001         2000         1999
                         ---------    ---------    ---------    ---------    ---------
Real Estate loans        $ 214,588    $ 211,473    $ 217,650    $ 147,121    $ 152,320
Construction loans          48,610       32,947       34,016       44,245       44,208
Commercial loans            52,248       42,549       39,195       39,010       41,295
Consumer loans               2,551        2,956        2,600        3,861        3,911
                         ---------    ---------    ---------    ---------    ---------
   Sub total               317,997      289,925      293,461      234,237      241,734
Net deferred loan fees      (1,784)      (1,640)      (1,851)      (1,236)      (1,752)
                         ---------    ---------    ---------    ---------    ---------
   Total                 $ 316,213    $ 288,285    $ 291,610    $ 233,001    $ 239,982
                         =========    =========    =========    =========    =========

         The following table shows the Bank's loan maturities and sensitivities to changes in interest rates as of December 31, 2003.

                                                  Maturing
                                     Maturing    After One     Maturing
                                    Within One   But Within   After Five
                                       Year      Five Years     Years        Total
                                    ---------    ---------    ----------   ---------

Real Estate loans                   $ 193,585    $   4,622    $  16,381    $ 214,588
Construction loans                     43,852        1,047        3,711       48,610
Commercial loans                       47,135        1,125        3,988       52,248
Consumer loans                          2,301           56          194        2,551
                                    ---------    ---------    ---------    ---------
   Sub total                          286,873        6,850       24,274      317,997
Net deferred loan fees                 (1,609)         (39)        (136)      (1,784)
                                    ---------    ---------    ---------    ---------
   Total                            $ 285,264    $   6,811    $  24,138    $ 316,213
                                    =========    =========    =========    =========

With predetermined interest rates   $  27,854    $     665    $   2,357    $  30,876
With floating interest rates        $ 257,410    $   6,146    $  21,781    $ 285,337
                                    ---------    ---------    ---------    ---------
   Total                            $ 285,264    $   6,811    $  24,138    $ 316,213
                                    =========    =========    =========    =========

Investment Portfolio
--------------------

         Investments at December 31, 2003 were $63,692,000, a decrease of $12,271,000 or 16.2% over 2002. Investments at December 31, 2002 were $75,963,000, an increase of $10,652,000 or 16.3% over 2001.

         Available funds are first used for Loans, then Investments, and the remainder is sold as Federal Funds. The primary source of funds is the deposit base. If more liquidity is needed, Investment Portfolio maturities may be used, as well as sales and calls, which accounts for volume variances in Investments. The Bank's investment portfolio is concentrated in U. S. Government Agencies and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level.

         The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2003.

                                        After           After
                                        One             Five
                        Due             Year            Years           Due                     Average
                       In One          Through         Through         After                    Maturity
                        Year            Five            Ten             Ten             Fair       In     Average
                       Or Less  Yield   Years   Yield   Years   Yield  Years   Yield    Value     Years    Yield
                       -------  -----  -------  -----  -------  -----  ------  -----   -------  --------  -------
                                                           (Dollars in thousands)
U.S. Government
  Agencies             $ 4,036  4.13%  $11,129  3.02%  $ 8,690  2.27%  $    --    --%  $23,855     3.41    2.94%
States & Political
  Subdivisions           1,185  4.36%   22,195  3.62%   10,189  4.28%      339  4.37%   33,908     4.22    3.85%
Corporate debt           4,031  5.57%       --    --%       --    --%       --    --%    4,031     0.19    5.57%
Other Securities            --    --        --    --%       --    --%    1,898  6.35%    1,898    12.69    6.35%
                       -------  ----   -------  ----   -------  ----   -------  ----   -------
     Total             $ 9,252  4.79%  $33,324  3.42%  $18,879  3.33%  $ 2,237  6.06%  $63,692     3.91    3.69%

         The following table shows the securities portfolio mix at December 31, 2003, 2002 and 2001.

                                                                    Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                   2003                        2002                        2001
                                          ----------------------      ----------------------      ---------------------
                                          Amortized       Fair        Amortized       Fair        Amortized       Fair
                                             Cost         Value          Cost         Value          Cost         Value
                                          ---------      -------      ---------      -------      ---------      ------
                                                                      (Dollars in thousands)

U.S. Treasury                              $    --       $    --       $    --       $    --       $ 1,000       $ 1,029
U.S. Government Agencies                    23,688        23,855        31,759        32,150        26,994        27,381
States & Political Subdivisions             32,340        33,908        29,595        31,392        29,119        29,461
Corporate Debt                               4,003         4,031        10,078        10,296         5,049         5,144
Other Securities                             1,897         1,898         2,125         2,125         2,296         2,296
                                           -------       -------       -------       -------       -------       -------
   Total                                   $61,928       $63,692       $73,557       $75,963       $64,458       $65,311
                                           -------       -------       -------       -------       -------       -------

Deposits
--------

         The increase in earning assets in 2003 was funded by the increase in the deposit base. During 2003, average deposits were $357,340,000, a nominal increase of $63,000 over 2002. During 2002, average deposits were $357,277,000, an increase of $7,806,000 or 2.2% over 2001. In 2003, average interest-bearing deposits were $264,731,000, a decrease of $4,778,000 or 1.8% compared to 2002. In 2002, average interest-bearing deposits were $269,509,000, an increase of $7,764,000 or 3.0% compared to 2001.

         The series of declines in the prime rate during 2001 through 2003 without any increases in the same period resulted in decreased costs of all types of interest-bearing deposits. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.2% in 2003, 0.4% in 2002, and 1.2% in 2001. Money market deposit costs averaged 0.9% in 2003, 1.6% in 2002, and 2.7% in 2001. Savings rates averaged 0.3% in 2003, 0.6% in 2002, and 1.6% in 2001. Finally, average interest on time certificates of deposit of $100,000 or more was 1.7% in 2003, 3.0% in 2002, and 4.8% in 2001. On certificates under $100,000, average rates were 2.2% in 2003, 2.5% in 2002, and 4.8% in 2001.

         The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

                                             Average Deposits and Average Rates paid for the period ending December 31,
                                   -------------------------------------------------------------------------------------------------
                                               2003                              2002                             2001
                                   -----------------------------    -------------------------------   ------------------------------
                                                        % of                               % of                             % of
                                   Average    Average   Total       Average     Average    Total      Average    Average    Total
                                   Balance    Rate      Deposits    Balance     Rate       Deposits   Balance    Rate       Deposits
                                   --------   -------   --------    --------    -------    --------   -------    -------    --------
                                                                         (Dollars in thousands)

Deposits:
Interest-bearing demand            $ 51,981     0.2%    14.6%       $ 52,240      0.4%      14.6%     $ 54,539     1.2%      15.6%
Money market                         66,189     0.9%    18.5          69,701      1.6%      19.5        55,670     2.7%      15.9
Savings                              56,281     0.3%    15.7          52,282      0.6%      14.6        46,312     1.6%      13.3
Time deposits $100,000 or more       38,593     1.7%    10.8          54,388      3.0%      15.2        47,261     4.8%      13.5
Time deposits under $100,000         51,687     2.2%    14.5          40,898      2.5%      11.5        57,963     4.8%      16.6
                                   --------   -----    -----        --------    -----      -----      --------   -----      -----
Total interest bearing deposits    $264,731     1.0%    74.1        $269,509      1.6%      75.4       261,745     3.0%      74.9
Demand deposits                      92,609     0.0%    25.9          87,768      0.0%      24.6        87,726     0.0%      25.1
                                   --------   -----    -----        --------    -----      -----      --------   -----      -----
Total deposits                     $357,340     1.2%   100.0%       $357,277      1.2%     100.0%     $349,471     2.3%     100.0%
                                   ========   =====    =====        ========    =====      =====      ========   =====      =====


         The following table indicates the maturity schedule of time deposits of $100,000 or more:

                              Analysis of Time Deposits of $100,000 or more at December 31, 2003
                                                          (In thousands)

                                                                   Over Three               Over Six                Over
       Total Deposits                  Three Months                  To Six                 To Twelve              Twelve
      $100,000 or More                   Or Less                     Months                  Months                Months
-----------------------------      ---------------------       -------------------       ----------------      ----------------
          $41,995                        $18,800                    $13,446                  $6,119                $3,630

Capital
-------

         At December 31, 2003 shareholders' equity was $51,987,000, an increase of $784,000 or 1.5% over 2002. Shareholders' equity was $51,203,000 in 2002, an increase of $4,680,000 or 10.1% over 2001. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,476,000 in 2003, $1,413,000 in 2002, and $2,272,000 in 2001.

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

         The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2003, 2002 and 2001.

                                                                   Minimum "Well
                                                                   Capitalized"
Risk-Based Capital Ratios         2003      2002      2001         Requirements
-------------------------        ------    ------    ------        -------------

Tier 1 Capital                   13.29%    13.92%    12.98%    >       6.00%
                                                               -

Total Capital                    14.15%    14.87%    13.98%    >      10.00%
                                                               -

Leverage Ratios                  12.06%    12.16%    11.41%    >       5.00%
                                                               -

Liquidity
---------

         The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions.

         Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, Federal Funds sold, Securities Available-for-Sale and Securities Held-to-Maturity. Securities Held-to-Maturity are only included if they are within three months of maturity or most likely call date. The Company's policy is to maintain a liquidity ratio of 20% or greater of total assets. As of December 31, 2003, the Company's primary liquidity was 21.97%, compared to 23.93% in 2002. The ratio decreased primarily from a $27,614,000 increase in Total Assets, which is the divisor in this ratio. Total Liquid Assets themselves decreased only $1,826,000. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

         Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company's average core deposits funded 64.4% of average total assets of $414,409,000 for the year ended December 31, 2003, compared to 63.7% of average total assets of $411,097,000 for the year ended December 31, 2002.

         As of December 31, 2003, the Company had contractual obligations and other commercial commitments totaling approximately $58,049,000. The following table sets forth the Company's contractual obligations and other commercial commitments as of December 31, 2003. These obligations and commitments will be funded primarily by loan repayments and the Company's liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

                                                    Payments Due by Period
   (In thousands)                     --------------------------------------------------
                                               1 year    Over 1 to   Over 3 to    Over
Contractual Obligations               Total    or less    3 years     5 years    5 years
----------------------------------    ------   -------   ---------   ---------   -------

Operating Leases                      $1,161   $  273    $  428      $  385      $   75

Other Long-Term Obligations               --       --        --          --          --
                                      ------   ------    ------      ------      ------
Total Contractual Cash Obligations    $1,161   $  273    $  428      $  385      $   75
                                      ======   ======    ======      ======      ======


                                          Amounts of Commitments Expiration Per Period
(In thousands)                   -------------------------------------------------------------
                                   Total
                                  Amounts      1 year      Over 1 to     Over 3 to      Over
Other Commercial Commitments     Committed     or less      3 years       5 years      5 years
----------------------------     ---------     -------     ---------     ---------     -------

Lines of Credit                  $25,510       $21,484      $1,364        $1,252       $1,410

Standby Letters of Credit          2,518         2,418          --           100           --

Guarantees                            --            --          --            --           --

Other Commercial Commitments      28,860        28,860          --            --           --
                                 -------       -------      ------        ------       ------
Total Commercial Commitments     $56,888       $52,762      $1,364        $1,352       $1,410
                                 =======       =======      ======        ======       ======

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

         The following table includes key ratios, including returns on average assets and equity, which show the effect of the significant series of interest rate adjustments throughout 2001, and the further adjustment in 2002 and 2003.

                                                   Return on Equity and Assets
                                                     (Key financial ratios are
                                                   computed on average balances)
                                                  ------------------------------
                                                      Year Ended December 31,
                                                  ------------------------------
                                                  2003        2002        2001
                                                  -----       -----       -----

Return on average assets                           1.00%       1.17%       1.30%

Return on average equity                           8.00%       9.87%      11.43%

Dividend payout ratio                             35.63%      29.35%      43.38%

Average equity to assets ratio                    12.49%      11.86%      11.41%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Interest Rate Risk
------------------

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

         As a financial institution, the Company's potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those that possess a short-term maturity. Volatile markets can impact the Company's need for liquidity and alternate funding sources. Based upon the nature of the Company's operations, the Company is not subject to foreign currency or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

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

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2003. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.

                                                                        RATE SENSITIVE GAP ANALYSIS

                                                                          As of December 31, 2003
                                                   ------------------------------------------------------------------
                                                                           Maturing or repricing
                                                   ------------------------------------------------------------------
                                                    Three        Over Three      Over One       Over          Not
                                                    Months       To Twelve     Year Through     Five          Rate-
                                                    Or Less        Months       Five Years      Years       Sensitive       Total
                                                   ---------     ----------    ------------   ---------     ---------     ---------

(Dollars in thousands)
Interest earning assets:
Federal funds sold                                 $   7,880     $      --      $      --     $      --     $      --     $   7,880
Securities                                             6,487         2,765         33,324        19,218         1,898        63,692
Loans                                                263,613        13,280          6,654        23,581         9,085       316,213
                                                   ---------     ---------      ---------     ---------     ---------     ---------
  Total interest earning assets                      277,980        16,045         39,978        44,697        10,983       387,785
                                                   ---------     ---------      ---------     ---------     ---------     ---------
Cash and due from banks                                   --            --             --            --        22,764        22,764
Allowance for loan losses                                 --            --             --            --        (3,284)       (3,284)
Other assets                                              --            --             --            --        22,183        22,183
                                                   ---------     ---------      ---------     ---------     ---------     ---------
  Total assets                                     $ 277,980     $  16,045      $  39,978     $  42,799     $  52,646     $ 429,448
                                                   =========     =========      =========     =========     =========     =========

Interest bearing liabilities:
Demand, interest bearing                           $  62,974     $      --      $      --     $      --     $      --     $  62,974
Savings and money market                             122,705            --             --            --            --       122,705
Time deposits                                         38,934        39,948         13,086            --            --        91,968
                                                   ---------     ---------      ---------     ---------     ---------     ---------
  Total interest bearing liabilities                 224,613        39,948         13,086            --            --       277,647
                                                   ---------     ---------      ---------     ---------     ---------     ---------
Noninterest demand deposits                               --            --             --            --        96,567        96,567
Other liabilities                                         --            --             --            --         3,247         3,247
Stockholders' equity                                      --            --             --            --        51,987        51,987
                                                   ---------     ---------      ---------     ---------     ---------     ---------
  Total liabilities and
    Stockholders' equity                           $ 224,613     $  39,948      $  13,086     $      --     $ 151,801     $ 429,448
                                                   =========     =========      =========     =========     =========     =========
Interest rate sensitivity GAP                      $  53,367       (23,903)     $  26,892     $  42,799     ($ 99,155)    $      --
                                                   =========     =========      =========     =========     =========     =========
Cumulative interest rate
  sensitivity GAP                                  $  53,367     $  29,464      $  56,356     $  99,155     $      --     $      --
Cumulative interest rate
  sensitivity GAP ratio                                19.20%        10.02%         16.87%        26.31%           --            --

         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is an estimate of the Company's net portfolio at December 31, 2003, using current discount rates, and an estimate of net interest income for 2003 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2003 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2003 and net interest income for 2003 assuming fluctuations or "rate shocks" of minus 50 and 100 basis points and plus 100 and 200 basis points. Minus 200 basis points not used because it would be greater than the Federal Funds rate. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

                                               Market Risk in Securities
(Amount in thousands)                             Interest Rate Shock
                                                  At December 31, 2003
Available for Sale securities     -------------------------------------------------------
                                      Rates Decline                     Rates Increase
                                  ---------------------              --------------------
Rate change                          (0.5%)        (1%)   Current         +1%        +2%

Unrealized gain (loss)            $ 2,430     $ 2,955     $ 1,763    $  (152)   $(1,460)

Change from current               $   667     $ 1,192                $(1,611)   $(3,223)


                                             Market Risk on Net Interest Income
(Amounts in thousands)                             At December 31, 2003
                                  -------------------------------------------------------
                                      Rates Decline                     Rates Increase
                                  ---------------------              --------------------

Rate change                          (0.5%)        (1%)   Current         +1%        +2%

Change in net interest income     $19,456      $18,687    $20,209    $21,591    $22,973

Change from current               $  (753)     $(1,522)              $ 1,382    $2,764

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ 46

Consolidated Balance Sheets, December 31, 2003 and 2002..................... 48

Consolidated Statements of Earnings for the years ended December 31, 2003,
  2002 and 2001............................................................. 49

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  for the years ended December 31, 2003, 2002 and 2001...................... 50

Consolidated Statements of Cash Flows for the years ended December 31, 2003,
  2002 and 2001............................................................. 51

Notes to Consolidated Financial Statements.................................. 52

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

                          Independent Auditors' Report



Board of Directors
FNB Bancorp:


We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years in then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






/s/ KPMG LLP
San Francisco, California
February 28, 2004

               Report Of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
FNB Bancorp and Subsidiary

We have audited the accompanying statements of earnings, stockholders' equity and comprehensive income and cash flows for the year ended December 31, 2001 of FNB Bancorp and Subsidiary (formerly First National Bank of Northern California). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2001 of FNB Bancorp and Subsidiary, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
San Francisco, California
January 31, 2002

                           FNB BANCORP AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002

                        Assets                                      2003           2002
                                                                ------------   ------------
Cash and due from banks                                         $ 22,764,000     17,804,000
Federal funds sold                                                 7,880,000      2,395,000
                                                                ------------   ------------
               Cash and cash equivalents                          30,644,000     20,199,000
Securities available-for-sale                                     63,692,000     75,963,000
Loans, net                                                       312,929,000    284,889,000
Bank premises, equipment, and leasehold improvements              10,904,000     11,280,000
Accrued interest receivable and other assets                      11,279,000      9,503,000
                                                                ------------   ------------
                                                                $429,448,000    401,834,000
                                                                ============   ============
         Liabilities and Stockholders' Equity
Deposits:
    Demand, noninterest bearing                                 $ 96,567,000     88,495,000
    Demand, interest bearing                                      62,974,000     52,480,000
    Savings                                                      122,705,000    116,879,000
    Time                                                          91,968,000     89,552,000
                                                                ------------   ------------
               Total deposits                                    374,214,000    347,406,000
Accrued expenses and other liabilities                             3,247,000      3,225,000
                                                                ------------   ------------
               Total liabilities                                 377,461,000    350,631,000
                                                                ------------   ------------
Commitments and contingencies
Stockholders' equity:
    Common stock, no par value; authorized 10,000,000 shares;
       issued and outstanding 2,519,000 and 2,437,000 shares      28,903,000     26,492,000
       on December 31, 2003 and 2002, respectively
    Additional paid-in capital                                         3,000             --
    Retained earnings                                             22,041,000     22,907,000
    Accumulated other comprehensive income                         1,040,000      1,804,000
                                                                ------------   ------------
               Total stockholders' equity                         51,987,000     51,203,000
                                                                ------------   ------------
                                                                $429,448,000    401,834,000
                                                                ============   ============

See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years ended December 31, 2003, 2002 and 2001

                                                                  2003          2002          2001
                                                               -----------   -----------   -----------
Interest income:
    Interest and fees on loans                                 $19,990,000    22,664,000    26,024,000
    Interest and dividends on securities                         1,446,000     1,794,000     2,760,000
    Interest on tax-exempt securities                            1,358,000     1,461,000     1,449,000
    Federal funds sold                                              73,000       240,000       611,000
                                                               -----------   -----------   -----------
               Total interest income                            22,867,000    26,159,000    30,844,000
                                                               -----------   -----------   -----------
Interest expense:
    Interest on deposits and other                               2,656,000     4,273,000     7,924,000
    Interest expense on other borrowings                             2,000        15,000        11,000
                                                               -----------   -----------   -----------
               Total interest expense                            2,658,000     4,288,000     7,935,000
                                                               -----------   -----------   -----------
               Net interest income                              20,209,000    21,871,000    22,909,000
Provision for loan losses                                          780,000       150,000       300,000
                                                               -----------   -----------   -----------
               Net interest income after provision
                   for loan losses                              19,429,000    21,721,000    22,609,000
                                                               -----------   -----------   -----------
Noninterest income:
    Service charges                                              2,662,000     1,989,000     1,657,000
    Credit card fees                                               946,000       921,000       913,000
    Gain (loss) on sale of bank premises, equipment, and
       leasehold improvements                                           --        14,000            --
    Gain on sales of securities                                    165,000       121,000        58,000
    Other                                                          248,000       263,000       379,000
                                                               -----------   -----------   -----------
               Total noninterest income                          4,021,000     3,308,000     3,007,000
                                                               -----------   -----------   -----------
Noninterest expense:
    Salaries and employee benefits                              10,576,000    10,604,000    10,532,000
    Occupancy expense                                            1,240,000     1,246,000     1,290,000
    Equipment expense                                            1,577,000     2,008,000     1,736,000
    Advertising expense                                            218,000       324,000       384,000
    Data processing expense                                        394,000       385,000       330,000
    Professional fees                                              914,000     1,126,000       731,000
    Director expense                                               152,000       150,000       150,000
    Surety insurance                                               493,000       400,000       303,000
    Telephone, postage, supplies                                   898,000     1,073,000     1,014,000
    Bankcard expenses                                              818,000       787,000       735,000
    Other                                                          633,000       602,000       706,000
                                                               -----------   -----------   -----------
               Total noninterest expense                        17,913,000    18,705,000    17,911,000
                                                               -----------   -----------   -----------
               Earnings before income tax expense                5,537,000     6,324,000     7,705,000
Income tax expense                                               1,396,000     1,510,000     2,468,000
                                                               -----------   -----------   -----------
               Net earnings                                    $ 4,141,000     4,814,000     5,237,000
                                                               ===========   ===========   ===========
Earnings per share data:
    Basic                                                      $      1.63          1.88          2.05
    Diluted                                                           1.61          1.88          2.05
Weighted average shares outstanding:
    Basic weighted average shares outstanding                    2,545,000     2,556,000     2,554,000
    Diluted weighted average shares outstanding                  2,572,000     2,565,000     2,560,000

See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2003, 2002 and 2001

                                                                                        Accumulated
                                   Common stock            Additional                      other
                            ---------------------------     paid-in        Retained     comprehensive Comprehensive
                               Shares         Amount        capital        earnings        income        income           Total
                            ------------   ------------   ------------   ------------   ------------  -------------   ------------
Balance at
  December 31, 2000            2,209,000   $  2,761,000     17,811,000     22,405,000        151,000                    43,128,000
Net earnings                          --             --             --      5,237,000             --      5,237,000      5,237,000
Other comprehensive
  income:
     Unrealized gain
        on securities, net
        of tax of $166,000            --             --             --             --        430,000        430,000        430,000
                                                                                                       ------------
     Comprehensive income                                                                              $  5,667,000
                                                                                                       ============
Cash dividends of $0.12
   per share quarterly                --             --             --     (1,060,000)            --                    (1,060,000)
Cash dividends of $0.52
   per share                          --             --             --     (1,206,000)            --                    (1,206,000)
Stock dividend of 5%             110,000        138,000      2,686,000     (2,824,000)            --                            --
Cash on fractional shares
   related to stock
   dividend                           --             --             --         (6,000)            --                        (6,000)
                            ------------   ------------   ------------   ------------   ------------                  ------------
Balance at
  December 31, 2001            2,319,000      2,899,000     20,497,000     22,546,000        581,000                    46,523,000
FNB Bancorp, 1-for-1
   exchange of Bank
   stock                              --     20,497,000    (20,497,000)            --             --                            --
Net earnings                          --             --             --      4,814,000             --      4,814,000      4,814,000
Other comprehensive
  income:
     Unrealized gain
        on securities, net
        of tax of $328,000            --             --             --             --      1,223,000      1,223,000      1,223,000
                                                                                                       ------------
     Comprehensive income                                                                              $  6,037,000
                                                                                                       ============
Cash dividends of $0.12
   per share quarterly                --             --             --     (1,114,000)            --                    (1,114,000)
Cash dividends of $0.12
   per share                          --             --             --       (292,000)            --                      (292,000)
Stock dividend of 5%             116,000      3,040,000             --     (3,040,000)            --                            --
Cash on fractional
   shares related to
   stock dividend                     --             --             --         (7,000)            --                        (7,000)
Stock options exercised            2,000         56,000             --             --             --                        56,000
                            ------------   ------------   ------------   ------------   ------------                  ------------
Balance at
  December 31, 2002            2,437,000     26,492,000             --     22,907,000      1,804,000                    51,203,000
FNB Bancorp, 1-for-1
   exchange of Bank stock                                                                                                       --
Net earnings                          --             --             --      4,141,000             --      4,141,000      4,141,000
Other comprehensive
  income:
     Unrealized gain
       on securities, net
       of tax of $121,000             --             --             --             --       (764,000)      (764,000)      (764,000)
                                                                                                       ------------
     Comprehensive income                                                                              $  3,377,000
                                                                                                       ============
Cash dividends of $0.12
   per share quarterly                --             --             --     (1,166,000)            --                    (1,166,000)
Cash dividends of $0.12
   per share                                                                 (302,000)                                    (302,000)
Stock dividend of 5%             120,000      3,532,000                    (3,532,000)                                          --
Cash on fractional
   shares related to
   stock dividend                     --             --             --         (7,000)            --                        (7,000)
Stock-based compensation
     expense                          --             --          3,000             --             --                         3,000
Stock repurchased                (41,000)    (1,177,000)            --             --             --                    (1,177,000)
Stock options exercised            3,000         56,000             --             --             --                        56,000
                            ------------   ------------   ------------   ------------   ------------                  ------------
Balance at
  December 31, 2003            2,519,000   $ 28,903,000          3,000     22,041,000      1,040,000                    51,987,000
                            ============   ============   ============   ============   ============                  ============

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2003, 2002 and 2001

                                                                   2003            2002            2001
                                                               ------------    ------------    ------------
Cash flows from operating activities:
     Net earnings                                              $  4,141,000       4,814,000       5,237,000
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depreciation and amortization                          1,971,000       1,735,000       1,557,000
           Gain (loss) on sale of securities                       (165,000)       (121,000)        (58,000)
     Stock-based compensation expense                                 3,000              --              --
     Gain on sale of bank premises, equipment,
        and leasehold improvements                                    5,000         (14,000)             --
           Provision for loan losses                                780,000         150,000         300,000
           Deferred taxes                                          (862,000)        183,000         432,000
           Changes in assets and liabilities:
              Accrued interest receivable and other assets       (1,776,000)        176,000      (1,144,000)
              Accrued expenses and other liabilities               (834,000)     (1,766,000)       (683,000)
                                                               ------------    ------------    ------------
                 Net cash provided by operating activities        4,931,000       5,157,000       5,641,000
                                                               ------------    ------------    ------------
Cash flows from investing activities:
     Proceeds from matured securities available-for-sale         30,099,000      29,682,000      22,140,000
     Purchases of securities available-for-sale                 (28,059,000)    (40,895,000)    (23,784,000)
     Proceeds from sale of securities available-for-sale          9,080,000       2,078,000      24,236,000
     Net decrease (increase) in loans                           (28,820,000)      3,028,000     (58,699,000)
     Proceeds from sales of bank premises, equipment, and
        leasehold improvements                                        7,000          14,000           8,000
     Purchases of bank premises, equipment, and leasehold
        improvements                                               (927,000)     (1,153,000)     (2,181,000)
                                                               ------------    ------------    ------------
                    Net cash used in investing activities       (18,620,000)     (7,246,000)    (38,280,000)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
     Net increase in demand and savings deposits                 24,392,000      15,624,000      15,215,000
     Net increase (decrease) in time deposits                     2,416,000     (12,297,000)     (1,593,000)
     Net increase (decrease) in federal funds purchased                  --      (2,100,000)      2,100,000
     Cash dividends paid                                         (1,475,000)     (1,413,000)     (2,272,000)
     Repurchases of common stock                                 (1,177,000)             --              --
     Issuance of common stock                                        56,000          56,000              --
     Payments on capital note payable                               (78,000)        (75,000)        (71,000)
                                                               ------------    ------------    ------------
                 Net cash provided by (used in)
                    financing activities                         24,134,000        (205,000)     13,379,000
                                                               ------------    ------------    ------------
                 Net increase (decrease) in cash and cash
                    equivalents                                  10,445,000      (2,294,000)    (19,260,000)
Cash and cash equivalents at beginning of year                   20,199,000      22,493,000      41,753,000
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $ 30,644,000      20,199,000      22,493,000
                                                               ============    ============    ============
Additional cash flow information:
     Interest paid                                             $  2,785,000       4,763,000       8,099,000
     Income taxes paid                                              872,000         530,000       2,932,000
     Noncash - stock dividend                                     3,532,000       3,040,000       2,824,000

See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. For the Bank, the significant accounting estimate is the allowance for loan losses (note 1(f)). A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

       (a)    Basis of Presentation

              The accounting and reporting policies of the Company and its wholly owned subsidiary are in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

       (b)    Cash and Cash Equivalents

              Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $400,000 and $539,000 at December 31, 2003 and 2002, respectively.

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

                                       52                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


              Held-to-maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2003 or 2002. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity until realized.

              A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Amortization of premiums and accretion of discounts on debt securities are included in interest income over the life of the related held-to-maturity or available-for-sale security using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

       (d)    Derivatives

              All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company does not hold any derivatives at December 31, 2003 and 2002.

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

                           December 31, 2003 and 2002


              to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms.

       (f)    Allowance for Loan Losses

              The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

              Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank's allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

       (g)    Premises and Equipment

              Premises and equipment are reported at cost less accumulated depreciation using the straight-line method over the estimated service lives of related assets ranging from 2 to 25 years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

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

                           December 31, 2003 and 2002


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

       (j)    Stock Option Plan

              The Company had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No.
              25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

              Beginning in fiscal 2003, the Company has elected to adopt the fair value method of accounting for stock-based compensation. Historically, the Company applied the intrinsic value method permitted under SFAS 123, as defined in APB 25 and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost was recognized for its stock incentive plans in the past. The Company has evaluated the alternative methods of transition and has elected the prospective method. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

                                       55                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


              Had compensation cost related to the Company's stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts below, for 2003, 2002, and 2001:

                                                                        2003            2002           2001
                                                                    ------------   ------------   ------------
              Net earnings                        As reported       $  4,141,000      4,814,000      5,237,000
              Add stock-based employee
                   compensation expense
                   included in reported net
                   income, net of related
                   tax effects                                             3,000             --             --
              Deduct total stock-based
                   employee compensation
                   expense determined
                   under the fair value
                   based method for all
                   awards, net of related
                   tax effects                                           (10,000)       (10,000)        (7,000)
                                                                    ------------   ------------   ------------
              Net earnings                        Pro forma         $  4,134,000      4,804,000      5,230,000
                                                                    ============   ============   ============
              Basic earnings per share            As reported               1.63           1.88           2.05
                                                  Pro forma                 1.61           1.88           2.05

              Diluted earnings per share          As reported               1.61           1.88           2.05
                                                  Pro forma                 1.61           1.87           2.04

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

                                       56                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


              Earnings per share have been computed based on the following:

                                                              Year ended December 31,
                                                        ------------------------------------
                                                           2003         2002         2001
                                                        ----------   ----------   ----------
              Net earnings                              $4,141,000    4,814,000    5,237,000
              Weighted average number of shares
                   outstanding                           2,545,000    2,556,000    2,554,000
              Effect of dilutive options                    27,000        9,000        6,000
                                                        ----------   ----------   ----------
                               Weighted average
                                  number of shares
                                  outstanding used to
                                  calculate diluted
                                  earnings per share    $2,572,000    2,565,000    2,560,000
                                                        ==========   ==========   ==========

              Options to purchase 18,811 shares of common stock were not included in the 2002 computation of diluted EPS because the options' exercise price was greater than the average market price of the common share. The options, which expire on May 13, 2008, were still outstanding at December 31, 2003. All outstanding options were included in the 2003 and 2001 computations.

       (l)    Fair Values of Financial Instruments

              The notes to financial statements include various estimated fair value information as of December 31, 2003 and 2002. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

                                       57                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       (m)    Income Tax Credits

              At December 31, 2003, the Bank had a $1,898,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized or realizable. These investments are included in other securities in securities available-for-sale.

       (n)    Reclassifications

              Certain prior year information has been reclassified to conform to current year presentation.

       (o)    Bank Owned Life Insurance

              The Corporation purchased insurance on the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of income. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $2,975,000 and $2,864,000 at December 31, 2003 and 2002, respectively.

(2)    Restricted Cash Balance

       Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2003 and 2002, the Bank maintained deposits in excess of the FRB reserve requirement.

                                       58                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(3)    Securities Available-for-Sale

       The amortized cost and carrying value of securities available-for-sale are as follows:

                                             Amortized    Unrealized     Unrealized      Carrying
                                               cost          gains         losses          value
                                            -----------   -----------    -----------    -----------
       December 31, 2003:
            Obligations of U.S.
               Government agencies          $23,688,000       167,000             --     23,855,000
            Obligations of states
               and political subdivisions    32,340,000     1,570,000         (2,000)    33,908,000
            Corporate debt                    4,003,000        28,000             --      4,031,000
            Other securities                  1,898,000            --             --      1,898,000
                                            -----------   -----------    -----------    -----------
                                            $61,929,000     1,765,000         (2,000)    63,692,000
                                            ===========   ===========    ===========    ===========
       December 31, 2002:
            Obligations of U.S.
               Government agencies          $31,759,000       391,000             --     32,150,000
            Obligations of states
               and political subdivisions    29,595,000     1,799,000         (2,000)    31,392,000
            Corporate debt                   10,078,000       223,000         (5,000)    10,296,000
            Other securities                  2,125,000            --             --      2,125,000
                                            -----------   -----------    -----------    -----------
                                            $73,557,000     2,413,000         (7,000)    75,963,000
                                            ===========   ===========    ===========    ===========

       The amortized cost and carrying value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized      Carrying
                                                        cost          value
                                                     -----------   -----------
       Available-for-sale:
            Due in one year or less                  $ 9,181,000     9,252,000
            Due after one year through five years     32,338,000    33,324,000
            Due after five years through ten years    18,188,000    18,879,000
            Due after ten years                        2,222,000     2,237,000
                                                     -----------   -----------
                                                     $61,929,000    63,692,000
                                                     ===========   ===========

       For the years ended December 31, 2003, 2002, and 2001, gross realized gains amounted to $238,000, $121,000 and $284,000, respectively. For the years ended December 31, 2003, 2002, and 2001, gross realized losses amounted to $73,000, $0, and $226,000, respectively.

       At December 31, 2003 and 2002, securities with an amortized cost and fair value of $35,340,000 and $36,966,000 and $30,576,000 and $32,274,000,
       respectively, were pledged as collateral for public deposits and for other purposes as required by law.

                                       59                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       As of December 31, 2003 and 2002, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

(4)    Loans, Net

       Loans are summarized as follows at December 31:

                                                 2003              2002
                                             -------------     -------------

       Real estate                           $ 214,588,000       211,473,000
       Construction                             48,610,000        32,947,000
       Commercial                               52,248,000        42,549,000
       Consumer & other                          2,551,000         2,956,000
                                             -------------     -------------
                                               317,997,000       289,925,000
       Allowance for loan losses                (3,284,000)       (3,396,000)
       Net deferred loan fees                   (1,784,000)       (1,640,000)
                                             -------------     -------------
                                             $ 312,929,000       284,889,000
                                             =============     =============

       The Bank had total impaired loans of $9,085,000 and $2,161,000 at December 31, 2003 and 2002, respectively. The allowance for loan losses related to the impaired loans was $1,314,000 and $2,114,000 as of December 31, 2003 and 2002 respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $7,771,000 and $47,000 as of December 31, 2003 and 2002. During 2003 and
       2002, nonaccrual loans represented all impaired loans. The average recorded investment in impaired loans during 2003, 2002, and 2001 was $8,552,000, $2,063,000, and $1,963,000, respectively. Interest income on impaired loans of $0, $379,000, and $32,000, was recognized for cash payments received in 2003, 2002, and 2001, respectively. The newly impaired loans are well secured by Real Estate and do not warrant a direct increase in the allowance.

(5)    Allowance for Loan Losses

       Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                    2003           2002           2001
                                                -----------    -----------    -----------
       Balance, beginning of year               $ 3,396,000      3,543,000      3,332,000
       Loans charged off                           (896,000)      (305,000)       (94,000)
       Recoveries                                     4,000          8,000          5,000
                                                -----------    -----------    -----------
                        Net loans charged off      (892,000)      (297,000)       (89,000)
       Provision for loan losses                    780,000        150,000        300,000
                                                -----------    -----------    -----------
       Balance, end of year                     $ 3,284,000      3,396,000      3,543,000
                                                ===========    ===========    ===========

                                       60                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(6)    Related Party Transactions

       In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2003:

               Balance, beginning of year                 $ 1,735,000
               Additions                                    5,980,000
               Repayments                                    (513,000)
                                                          -----------
               Balance, end of year                       $ 7,202,000
                                                          ===========

(7)    Bank Premises, Equipment, and Leasehold Improvements

       Bank premises, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

                                                       2003            2002
                                                   ------------    ------------
       Buildings                                   $  6,839,000       6,830,000
       Equipment                                      7,526,000       6,809,000
       Leasehold improvements                           510,000         505,000
                                                   ------------    ------------
                                                     14,875,000      14,144,000

       Accumulated depreciation and amortization     (7,971,000)     (6,853,000)
                                                   ------------    ------------
                                                      6,904,000       7,291,000

       Land                                           4,000,000       3,989,000
                                                   ------------    ------------
                                                   $ 10,904,000      11,280,000
                                                   ============    ============

       Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $1,290,000, $1,354,000, and $1,227,000, respectively.

                                       61                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(8)    Deposits

       The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $41,995,000 and $37,676,000 at
       December 31, 2003 and 2002, respectively.

       At December 31, 2003, the scheduled maturities of time certificates of $100,000 and over are as follows:

                       Year ending December 31:
                         2004                           $38,364,000
                         2005                             1,864,000
                         2006                             1,767,000
                                                        -----------
                                                        $41,995,000
                                                        ===========


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

       The minimum rental commitments under the operating leases as of December 31, 2003 are as follows:

                       Year ending December 31:
                         2004                           $   273,000
                         2005                               213,000
                         2006                               215,000
                         2007                               214,000
                         2008                               171,000
                         Thereafter                          75,000
                                                        -----------
                                                        $ 1,161,000
                                                        ===========

       Total rent expense for operating leases was $361,000, $373,000, and $414,000, in 2003, 2002, and 2001, respectively.

       The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect of the Bank's financial statements.

(10)   Bank Savings Plan

       The Bank maintains a salary deferral 401(k) plan covering substantially all employees known as the First National Bank Savings Plan (the Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2003, 2002, and 2001 was $475,000, $480,000, and $524,000, respectively.

                                       62                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(11)   Salary Continuation and Deferred Compensation Plans

       The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual's employment period. The Salary Continuation Plan expense for the years ended December 31, 2003, 2002, and 2001 was $137,000, $131,000,
       and $216,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1,271,000 and $1,194,000 at December 31, 2003 and 2002, respectively.

       The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2003 and 2002, the related liability included in accrued expenses and other liabilities was $1,143,000 and $1,093,000, respectively.

(12)   Income Taxes

       The provision for income taxes for the years ended December 31, consists of the following:

                                  2003            2002            2001
                               ----------      ----------      ----------
       Current:
         Federal               $1,473,000       1,210,000       1,640,000
         State                    785,000         117,000         396,000
       Deferred:
         Federal                 (615,000)        175,000         352,000
         state                   (247,000)          8,000          80,000
                               ----------      ----------      ----------
                               $1,396,000       1,510,000       2,468,000
                               ==========      ==========      ==========

       The reasons for the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, are summarized as follows:

                                                        2003           2002           2001
                                                     ----------     ----------     ----------
       Statutory rates                                     34.0%          34.0%          34.0%
       Increase (decrease) resulting from:
         Tax-exempt income                                 (8.7)%        (11.5)%         (6.1)%
         State income taxes, net of federal
            benefit                                         6.4%           1.3%           4.4%
         Allowable credits against taxes on income         (5.8)%          0.0%           0.0%
         Other, net                                        (0.7)%         (0.1)%         (0.3)%
                                                     ----------     ----------     ----------
                     Effective rate                        25.2%          23.7%          32.0%
                                                     ==========     ==========     ==========

                                       63                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                           December 31,
                                                                    --------------------------
                                                                       2003           2002
                                                                    -----------    -----------
       Deferred tax assets:
         Allowance for loan losses                                  $ 1,299,000      1,373,000
         Capitalized interest on buildings                               33,000         36,000
         Various accruals not currently deductible                    1,883,000      1,256,000
         Depreciation                                                    74,000             --
                                                                    -----------    -----------
                     Total deferred tax assets                        3,289,000      2,665,000
                                                                    -----------    -----------
       Deferred tax liabilities:
         State income taxes                                             293,000        400,000
         Unrealized appreciation of available-for-sale securities       726,000        602,000
         Depreciation                                                        --        306,000
         Other deferred tax liabilities                                  32,000             --
                                                                    -----------    -----------
                    Total deferred tax liabilities                    1,051,000      1,308,000
                                                                    -----------    -----------
                    Net deferred tax asset before valuation
                       allowance                                      2,238,000      1,357,000
                    Valuation allowance                                (143,000)            --
                                                                    -----------    -----------
                    Net deferred tax asset                          $ 2,095,000      1,357,000
                                                                    ===========    ===========

         As of December 31, 2003, the Bank had state tax credit carryforwards for income tax purposes of $143,000. If not utilized, the credits will expire in 2003. Management believes that valuation allowance of $143,000 and $0 for deferred tax assets as of December 31, 2003 and 2002 are adequate to reduce the deferred tax assets to an amount that will more likely than not be realized. The increase in the valuation allowance was $143,000 and $0 for the years ended December 31, 2003 and 2002, respectively. The Company relies on California Enterprise Zone tax benefits that are subject to audit and adjustment. The valuation allowance takes this tax obligation uncertainty into account.

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

                           December 31, 2003 and 2002


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

                                                                   2003          2002
                                                                -----------   -----------
       Financial instruments whose contract amounts represent
          credit risk:
            Undisbursed loan commitments                        $28,860,000    27,947,000
            Lines of credit                                      22,072,000    28,348,000
            MasterCard lines                                      3,438,000     2,618,000
            Standby letters of credit                             2,518,000     2,557,000
                                                                -----------   -----------
                                                                $56,888,000    61,470,000
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

       The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2003, there were $2,251,000 issued in financial standby letters of credit and the Bank carried no liability. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2003 there were $267,000 issued in performance standby letters of credit and the Banks carried no liability. The terms of the guarantees will expire primarily in 2004. The Banks have experienced no draws on these letters of credit, and do not expect to in the future; however, should a triggering event occur, the Banks either have collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

                                       65                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

       (g)    Bank Owned Life Insurance

              The carrying amount is the cash surrender value for all policies.

                                       66                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       The following table provides summary information on the estimated fair value of financial instruments at December 31, 2003:

                                                                       Carrying         Fair
                                                                        amount          value
                                                                     ------------   ------------
       Financial assets:
         Cash and cash equivalents                                   $ 30,644,000     30,644,000
         Securities available for sale                                 63,692,000     63,692,000
         Loans, net                                                   312,929,000    316,702,000
         Bank owned life insurance                                      2,975,000      2,975,000
       Financial liabilities:
         Deposits                                                     374,214,000    374,591,000
       Off-balance-sheet liabilities:
         Undisbursed loan commitments, lines of credit, Mastercard
            line, and standby letters of credit                                --        774,000

       The following table provides summary information on the estimated fair value of financial instruments at December 31, 2002:

                                                                       Carrying         Fair
                                                                        amount          value
                                                                     ------------   ------------
       Financial assets:
         Cash and cash equivalents                                   $ 20,199,000     20,199,000
         Securities available for sale                                 75,963,000     75,963,000
         Loans, net                                                   284,889,000    288,346,000
         Bank owned life insurance                                      2,864,000      2,864,000
       Financial liabilities:
         Deposits                                                     347,406,000    348,315,000
       Off-balance-sheet liabilities:
         Undisbursed loan commitments, lines of credit, Mastercard
            line, and standby letters of credit                                --        750,000

                                       67                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       The carrying amounts include $9,085,000 and $2,161,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2003 and 2002, respectively. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate excessive amounts of time and money would be incurred to estimate the fair values of nonperforming assets. As such, these assets are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these assets:

                                                        2003           2002
                                                    ------------   ------------
       Aggregate carrying amount                    $  9,085,000      2,161,000
       Effective rate                                       8.60%          6.67%
       Average term to maturity                          1 month      18 months

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

                           December 31, 2003 and 2002


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

       As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or any of the Banks' categories.

       The Company's actual capital amounts and ratios are also presented in the following table:

                                                                                                 To be well capitalized under
                                                                             For capital           prompt corrective action
                                                  Actual                  adequacy purposes               provisions
                                         -------------------------    -------------------------    -------------------------
                                           Amount         Ratio         Amount         Ratio         Amount         Ratio
                                         -----------   -----------    -----------   -----------    -----------   -----------
       December 31, 2003:
           Total risk-based capital
             (to risk weighted assets)   $54,231,000         14.15%    30,669,000   >      8.00%    38,337,000   >     10.00%
                                                                                    -                            -
           Tier I capital (to risk
             weighted assets)             50,947,000         13.29     15,335,000          4.00     23,002,000          6.00
           Tier I capital (to average
             assets)                      50,947,000         12.06     16,899,000          4.00     21,124,000          5.00


                                                                                                 To be well capitalized under
                                                                             For capital           prompt corrective action
                                                  Actual                  adequacy purposes               provisions
                                         -------------------------    -------------------------    -------------------------
                                           Amount         Ratio         Amount         Ratio         Amount         Ratio
                                         -----------   -----------    -----------   -----------    -----------   -----------
       December 31, 2002:
           Total risk-based capital
             (to risk weighted Assets)   $52,787,000         14.87%   $28,391,000   >       8.0%    35,489,000   >      10.0%
                                                                                    -                            -
           Tier I capital (to risk
             weighted assets)             49,391,000         13.92     14,195,000           4.0     21,293,000           6.0
           Tier I capital (to average
             assets)                      49,391,000         12.16     16,247,000           4.0     20,309,000           5.0

(16)   Stock Option Plan

       In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan, known as the 2002 FNB Bancorp Plan. The plans allow the Company to grant options to employees of up to 314,594 shares, which includes effect of stock dividends, of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date.

                                       69                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2003; dividend yield of 7% for the year; risk-free interest rate of 4.2%; expected volatility of 12%; expected life of 9.7 years; and weighted average fair value of $2.15. The assumptions used for grants in 2002; dividend yield of 7.4% for the year; risk-free interest rate of 3.8%; expected volatility of 12%; expected life of 10 years; and weighted average fair value of $0.40. The assumptions used for grants in 2001; dividend yield of 9% for the year; risk-free interest rate of 5.4%; expected volatility of 6.8%; expected life of 10 years; and weighted average fair value of $0.49.

                                                                   Weighted
                                                                   average
                                                                   exercise
                                                      Shares         price
                                                    ----------    ----------
       2002 FNB Bancorp plan:
         Outstanding at January 1, 2002                     --    $    24.94
            Granted                                     33,754            --
            Expired/forfeited                             (374)        24.94
                                                    ----------    ----------
         Outstanding at December 31, 2002               33,380         24.94
            Granted                                     41,954         23.81
            Exercised                                     (220)        24.94
            Expired/forfeited                           (1,509)        24.43
                                                    ----------    ----------
         Outstanding at December 31, 2003               73,605    $    24.31
                                                    ==========    ==========
         Options exercisable at December 31, 2003        9,560    $    24.72
         Options exercisable at December 31, 2002        1,651         22.15


       The following information applies to options outstanding at December 31, 2003:

       Range of exercise prices                                $  20.67-23.88
       Options outstanding                                          82,841
       Weighted average remaining contractual life (years)           6.2

                                       70                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       A summary of the status of the Company's fixed stock option plans as of December 31, 2003, 2002, 2001 is presented below:

                                                                   Weighted
                                                                   average
                                                                   exercise
                                                      Shares         price
                                                    ----------    ----------
       1997 FNB Bancorp Plan:
         Outstanding at January 1, 2001                 77,407    $    21.85
            Granted                                     36,136         21.64
            Expired/forfeited                           (3,687)        22.38
                                                    ----------    ----------
         Outstanding at December 31, 2001              109,856         21.82
            Exercised                                   (2,655)        21.39
            Expired/forfeited                          (19,053)        22.07
                                                    ----------    ----------
         Outstanding at December 31, 2002               88,148         21.82
            Exercised                                   (2,313)        22.17
            Expired/forfeited                           (2,994)        21.46
                                                    ----------    ----------
         Outstanding at December 31, 2003               82,841    $    21.82
                                                    ==========    ==========
         Options exercisable at December 31, 2003       54,464         22.07

         Options exercisable at December 31, 2002       42,569         22.15

         Options exercisable at December 31, 2001       30,659         22.42


       The following information applies to options outstanding at December 31, 2002:

       Range of exercise prices                                $ 20.67 - 23.88
       Options outstanding                                          82,841
       Weighted average remaining contractual life (years)           6.2

                                       71                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(17)   Quarterly Data (Unaudited)

                                                                     Quarterly
                                                 -------------------------------------------------
                                                   First        Second       Third        Fourth
                                                 ----------   ----------   ----------   ----------
       2003:
        Interest income                          $5,812,000    5,685,000    5,695,000    5,675,000
        Interest expense                            750,000      712,000      627,000      569,000
                                                 ----------   ----------   ----------   ----------
                    Net interest income           5,062,000    4,973,000    5,068,000    5,106,000

        Provision for loan losses                   620,000      120,000       40,000           --
                                                 ----------   ----------   ----------   ----------
                    Net interest income, after
                       provision for loan
                          losses                  4,442,000    4,853,000    5,028,000    5,106,000

        Non-interest income                         979,000      959,000    1,004,000    1,084,000
        Non-interest expense                      4,596,000    4,639,000    4,368,000    4,315,000
                                                 ----------   ----------   ----------   ----------
        Income before income taxes                  825,000    1,173,000    1,664,000    1,875,000

        Provision for income taxes                  207,000      294,000      404,000      491,000
                                                 ----------   ----------   ----------   ----------
                    Net earnings                 $  618,000      879,000    1,260,000    1,384,000
                                                 ==========   ==========   ==========   ==========
        Basic earnings per share                 $     0.24         0.34         0.49         0.55
        Diluted earnings per share                     0.24         0.34         0.49         0.54

                                       72                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

                                                                     Quarterly
                                                 -------------------------------------------------
                                                   First        Second       Third        Fourth
                                                 ----------   ----------   ----------   ----------
       2002:
        Interest income                          $6,528,000    6,555,000    6,516,000    6,560,000
        Interest expense                          1,167,000    1,143,000    1,090,000      888,000
                                                 ----------   ----------   ----------   ----------
                    Net interest income           5,361,000    5,412,000    5,426,000    5,672,000
        Provision for loan losses                    75,000       75,000           --           --
                                                 ----------   ----------   ----------   ----------
                    Net interest income, after
                       provision for loan
                          losses                  5,286,000    5,337,000    5,426,000    5,672,000

        Non-interest income                         686,000      790,000      905,000      927,000
        Non-interest expense                      4,870,000    4,804,000    4,514,000    4,517,000
                                                 ----------   ----------   ----------   ----------
        Income before income taxes                1,102,000    1,323,000    1,817,000    2,082,000

        Provision for income taxes                  336,000      308,000      457,000      409,000
                                                 ----------   ----------   ----------   ----------
                    Net earnings                 $  766,000    1,015,000    1,360,000    1,673,000
                                                 ==========   ==========   ==========   ==========
        Basic earnings per share                 $     0.30         0.40         0.53         0.65
        Diluted earnings per share                     0.30         0.40         0.53         0.65

(18)   Recent Accounting Pronouncements

       (a) In December 2003, the FASB issued a revised FIN No. 46, FIN 46R, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. The Company does not believe the adoption of this interpretation will have a material impact on the Company s financial position or results of operations.

       (b) SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company adopted this Statement on July 1, 2003. There was no material impact on the Company s financial position or results of operations.

                                       73                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


       (c) SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement. The Company does not believe the adoption of SFAS 150 will have a material impact on the Company's financial position or results of operations.

       (d) Statement of Position 03-3 ( SOP 03-3 ): Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor carried over in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, accounting by Creditors for Impairment of a Loan. This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

(19)   Condensed Financial Information of Parent Company

       The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

       FNB Bancorp
       Condensed balance sheet                                       2003          2002
       --------------------------------------------------------   -----------   -----------
       Assets:
         Cash and due from banks                                  $    65,000       117,000
         Investments in subsidiary                                 51,857,000    51,295,000
         Other assets                                                 403,000       392,000
                                                                  -----------   -----------
                     Total assets                                 $52,325,000    51,804,000
                                                                  ===========   ===========
       Liabilities:
         Other liabilities                                        $   303,000       601,000
       Stockholders' equity                                        52,022,000    51,203,000
                                                                  -----------   -----------
                     Total liabilities and stockholders' equity   $52,325,000    51,804,000
                                                                  ===========   ===========

                                       74                            (Continued)

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

       FNB Bancorp
       Condensed statement of income                                        2003           2002
       ---------------------------------------------------------------   -----------    -----------
       Income:
         Dividend income from subsidiary                                 $ 2,509,000      1,478,000
                                                                         -----------    -----------
                     Total income                                          2,509,000      1,478,000
                                                                         -----------    -----------
       Expense:
         Interest expense                                                         --          6,000
         Other expense                                                         4,000        177,000
                                                                         -----------    -----------
                     Total expense                                             4,000        183,000
                                                                         -----------    -----------
                     Income before income taxes and equity in
                        undistributed earnings of Subsidiary               2,505,000      1,295,000
       Income tax expense                                                    (36,000)       309,000
                                                                         -----------    -----------
                     Income before equity in undistributed earnings of
                        subsidiary                                         2,541,000        986,000
       Equity in undistributed earnings of subsidiary                      1,635,000      3,828,000
                                                                         -----------    -----------
                     Net earnings                                        $ 4,176,000      4,814,000
                                                                         ===========    ===========

       FNB Bancorp
       Condensed statement of cash flows                              2003           2002
       ---------------------------------------------------------   -----------    -----------
       Net earnings                                                $ 4,176,000      4,814,000
       Change in other assets                                          (11,000)      (292,000)
       Change in other liabilities                                    (298,000)       601,000
       Undistributed earnings of subsidiary                         (1,635,000)    (3,828,000)
                                                                   -----------    -----------
                     Cash flows provided by operating activities     2,232,000      1,295,000
                                                                   -----------    -----------
       Increase in investment to subsidiary                            309,000        (13,000)
       Capital expenditures                                                 --       (100,000)
                                                                   -----------    -----------
                     Cash flows used in investing activities           309,000       (113,000)
                                                                   -----------    -----------
       Proceeds from exercise of common stock options                   57,000         56,000
       APIC                                                              3,000             --
       Dividends paid                                               (1,476,000)    (1,121,000)
       Repurchases of common stock                                  (1,177,000)            --
                                                                   -----------    -----------
                     Cash flows provided by financing activities    (2,593,000)    (1,065,000)
                                                                   -----------    -----------
                     Net increase in cash                              (52,000)       117,000
       Cash, beginning of period                                       117,000             --
                                                                   -----------    -----------
       Cash, end of period                                         $    65,000        117,000
                                                                   ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         Not Applicable.

         As previously reported by the Company, the Board of Directors of the Company, on September 27, 2002, approved the recommendation of the Audit Committee of the Board of Directors to change the Company's independent auditors. The firm of Grant Thornton LLP served the Company as independent auditors for the 2001 fiscal year. On September 27, 2002, the Company notified Grant Thornton LLP of their dismissal and termination as independent auditors for the Company, effective September 30, 2002. Also as previously reported, the Company engaged KPMG LLP as the Company's independent auditors for the 2002 fiscal year, effective as of September 30, 2002, and have engaged them for the 2003 fiscal year as well.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

         Disclosure Controls and Procedures. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting. The Company's management, including the Chief executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
         -----------------------------------------------------------------

(a)  (1) Financial Statements.
         --------------------

         Listed and included in Part II, Item 8.

     (2) Financial Statement Schedules.
         -----------------------------

         Not applicable.

     (3) Exhibits.
         --------

  Exhibit
   Number                            Document Description
------------    ----------------------------------------------------------------

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

   **10.4 Sublease agreement dated February 10, 1997, for San Mateo Branch Office of First National Bank of Northern California at 491 El Camino Real, Suite B, San Mateo, California (terminated).

   **10.5 Lease Agreement dated April 13, 2000, for the Business Banking Division of First National Bank of Northern California at 520 South El Camino Real, Suite 430, San Mateo, California (terminated).

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

 ****10.22      FNB Bancorp Stock Option Plan, Form of Nonstatutory Stock Option
                Agreement*

*****10.23      FNB Bancorp 2002 Stock Option Plan (adopted June 28, 2002)*

*****10.24      FNB Bancorp 2002 Stock Option Plan, Form of Incentive Stock
                Option Agreement*

*****10.25      FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory Stock
                Option Agreement*

     10.26 Lease agreement dated August 13, 2003, for San Mateo Branch Office of First National Bank of Northern California, located at 150 East Third Avenue, San Mateo, CA 94401

     14.0       Code of Ethics

     21.1 The Registrant has one subsidiary, First National Bank of Northern California.

     23.1       Consent of KPMG LLP

     23.2       Consent of Grant Thornton LLP

     31.1       Rule 13a-14(a)/15d-14(a) Certification
                (principal executive officer)

     31.2       Rule 13a-14(a)/15d-14(a) Certification
                (principal financial officer)

     32.0       Section 1350 Certifications

-----------------------
*     Denotes management contracts, compensatory plans or arrangements.

** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

*** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2002.

**** Incorporated by reference to registrant's Registration Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

***** Incorporated by reference to registrant's Registration Statement on Form
      S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

(b)  Reports On Form 8-K.
     -------------------

         The following reports on Form 8-K were filed by the Company during the last quarter of 2003:


Date of Report          Date Filed              Subject of Report
-----------------       ----------------        --------------------------------

November 28, 2003       December 2, 2003        Declared cash and stock dividend

         An Annual Report for the fiscal year ended December 31, 2003, and Notice of Annual Meeting and Proxy Statement for the Company's 2004 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FNB BANCORP

Dated: March 26, 2004             By: /s/  Thomas C. McGraw
                                      ------------------------------------------
                                      Thomas C. McGraw
                                      Chief Executive Officer
                                      (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                         Title                          Date
-----------------------    ----------------------------------     --------------

/s/ Michael R. Wyman       Chairman of the Board of Directors     March 26, 2004
-----------------------
Michael R. Wyman


/s/ Thomas C. McGraw       Director, Chief Executive Officer      March 26, 2004
-----------------------    (principal executive officer) and
Thomas C. McGraw           Secretary


/s/ James B. Ramsey        Senior Vice President and Chief        March 26, 2004
-----------------------    Financial Officer (principal
James B. Ramsey            financial officer and principal
                           accounting officer)

/s/ Neil J. Vannucci       Director                               March 26, 2004
-----------------------
Neil J. Vannucci


/s/ Edward J. Watson       Director                               March 26, 2004
-----------------------
Edward J. Watson

      Signature                         Title                          Date
-----------------------    ----------------------------------     --------------


/s/ Daniel J. Modena       Director                               March 26, 2004
-----------------------
Daniel J. Modena


/s/ Lisa Angelot           Director                               March 26, 2004
-----------------------
Lisa Angelot


/s/ Jim D. Black           Director and President                 March 26, 2004
-----------------------
Jim D. Black


/s/ Anthony J. Clifford    Director and Executive Vice            March 26, 2004
-----------------------    President and Chief
Anthony J. Clifford        Operating Officer


/s/ R. Albert Roensch      Director                               March 26, 2004
-----------------------
R. Albert Roensch

                                INDEX TO EXHIBITS
                                -----------------

            (FNB BANCORP Form 10-K for Year Ended December 31, 2003)

Exhibit                                                                     Page
-------                                                                     ----
10.26       Lease Agreement dated August 13, 2003,                           84
            for San Mateo Branch Office of First
            National Bank of Northern California

14.0        Code of Ethics                                                   99

23.1        Consent of KPMG LLP                                             101

23.2        Consent of Grant Thornton LLP                                   102

31.1        Rule 13a-14(a)/15d-14(a) Certification                          103
            (principal executive officer)

31.2        Rule 13a-14(a)/15d-14(a) Certification                          104
            (principal financial officer)

32.0        Section 1350 Certifications                                     105