Form 10-Q
period 2004-03-31
FNB BANCORP/CA/
filed 2004-05-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004
                  ---------------------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of May 5, 2004:
2,503,000 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (Dollars in
                                   thousands)
                                     ASSETS

                                                                 March 31      December 31
                                                                   2004           2003
                                                               ------------   ------------
Cash and due from banks                                        $     15,997   $     22,764
Federal funds sold                                                   21,170          7,880
                                                               ------------   ------------

     Cash and cash equivalents
                                                                     37,167         30,644

Securities available-for-sale                                        52,482         63,692
Loans, net                                                          315,839        312,929
Bank premises, equipment, and leasehold improvements                 11,276         10,904
Other real estate owned                                               5,827             --
Accrued interest receivable and other assets                         12,667         11,279
                                                               ------------   ------------

                                                               $    435,258   $    429,448
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                   $    101,752   $     96,567
 Demand, interest bearing                                            56,893         62,974
 Savings and money market                                           129,158        122,705
 Time                                                                90,521         91,968
                                                               ------------   ------------

     Total deposits                                                 378,324        374,214

Accrued expenses and other liabilities                                4,901          3,247
                                                               ------------   ------------

     Total liabilities                                              383,225        377,461
                                                               ------------   ------------

Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,514,000 shares at March 31, 2004
   and 2,519,000 shares at December 31, 2003                         28,587         28,903
Additional paid-in capital                                                3              3
 Retained earnings                                                   22,339         22,041
 Accumulated other comprehensive income                               1,104          1,040
                                                               ------------   ------------

     Total stockholders' equity                                      52,033         51,987
                                                               ------------   ------------

     Total liabilities and stockholders' equity                $    435,258   $    429,448
                                                               ============   ============

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                         Three months ended
                                                              March 31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------

Interest income:
   Interest and fees on loans                         $    5,191   $    5,045
   Interest on securities                                    223          425
   Interest on tax-exempt securities                         291          320
   Federal funds sold                                         32           22
                                                      ----------   ----------
     Total interest income                                 5,737        5,812
                                                      ----------   ----------
Interest expense:
   Interest on deposits                                      563          750
                                                      ----------   ----------
     Total interest expense                                  563          750
                                                      ----------   ----------
Net interest income                                        5,174        5,062
Provision for loan losses                                    120          620
                                                      ----------   ----------
Net interest income after provision for loan losses        5,054        4,442
                                                      ----------   ----------
Noninterest income:
   Service charges                                           661          680
   Credit card fees                                          207          203
   Other income                                               55           96
                                                      ----------   ----------
     Total noninterest income                                923          979
                                                      ----------   ----------
Noninterest expense:
   Salaries and employee benefits                          2,690        2,831
   Occupancy expense                                         358          323
   Equipment expense                                         422          379
   Professional fees                                         250          197
   Telephone, postage and supplies                           313          234
   Bankcard expenses                                         178          186
   Other expense                                             534          446
                                                      ----------   ----------
     Total noninterest expense                             4,745        4,596
                                                      ----------   ----------
     Earnings before income tax expense                    1,232          825
Income tax expense                                           329          207
                                                      ----------   ----------
     NET EARNINGS                                     $      903   $      618
                                                      ==========   ==========

Earnings per share data:
   Basic                                              $     0.36   $     0.24

   Diluted                                            $     0.35   $     0.24

Weighted average shares outstanding:
   Basic                                               2,520,000    2,557,000

   Diluted                                             2,566,000    2,560,000

See accompanying notes to consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
Net earnings                                            $      903   $      618
Unrealized gain/(loss) on AFS securities                        64         (411)
                                                        ----------   ----------
   Total comprehensive income                           $      967   $      207
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                   Three months ended
                                                                                        March 31
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ----------    ----------
Cash flow from operating activities
  Net earnings                                                                  $      903    $      618
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                      442           407
    Provision for loan losses                                                          120           620
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                  (1,388)          622
      Accrued expenses and other liabilities                                         1,610          (552)
                                                                                ----------    ----------
         Net cash provided by operating activities                                   1,687         1,715
                                                                                ----------    ----------

Cash flows from investing activities
    Purchase of securities available-for-sale                                           --        (3,975)
    Proceeds from matured/called/securities available-for-sale                      11,183        12,710
    Net increase in loans                                                           (3,030)       (2,696)
    Net increase in other real estate owned                                         (5,827)           --
    Proceeds from sale of bank premises, equipment and leasehold improvements           21            --
    Purchases of bank premises, equipment, leasehold improvements                     (700)         (157)
                                                                                ----------    ----------
          Net cash provided by investing activities                                  1,647         5,882
                                                                                ----------    ----------

Cash flows from financing activities
    Net increase in demand and savings deposits                                      5,557         3,251
    Net increase (decrease) in time deposits                                        (1,447)          523
    Dividends paid                                                                    (605)         (293)
    Repurchase of common stock                                                        (420)           --
    Issuance of common stock                                                           104            --
    Payments on capital note payable                                                    --           (78)
                                                                                ----------    ----------
           Net cash provided by financing activities                                 3,189         3,403
                                                                                ----------    ----------

           NET INCREASE IN CASH AND
              CASH EQUIVALENTS                                                       6,523        11,000

Cash and cash equivalents at beginning of period                                    30,644        20,199
                                                                                ----------    ----------
Cash and cash equivalents at end of period                                      $   37,167    $   31,199
                                                                                ==========    ==========

Additional cash flow information
   Interest paid                                                                $      553    $      813
   Income taxes paid                                                            $      250    $       --

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

         The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the "Plan of Reorganization"), and the shareholders of the Bank approved the Plan of Reorganization at a Special Meeting of the Shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters' rights of appraisal have been properly exercised) was converted into one share of the common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company's common stock. The change in capital structure has been included for all periods presented.

         All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003.

         Results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE B - STOCK OPTION PLAN

         At March 31, 2004, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plan vest over periods ranging from three to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

   (In thousands, except per share)                       Three months ended
                                                               March 31
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------

   Net income as reported                              $      903    $      618
   Add: stock-based employee compensation
   expense included in reported net income,
      net of related tax effects                                1            --
   Deduct: total stock-based employee
      compensation expense determined
      under fair value method for all awards, net
      of related tax effect                                    (1)           (2)
   Pro forma net income                                $      903    $      616

   Earnings per share:

   Basic - as reported                                 $     0.36    $     0.24
   Basic - pro forma                                   $     0.36    $     0.24

   Diluted - as reported                               $     0.35    $     0.24
   Diluted - pro forma                                 $     0.35    $     0.24


NOTE C - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                                    March 31,     December 31,
   (In thousands)                                     2004           2003
                                                   ----------     ----------

   Real Estate                                     $  226,906     $  214,588
   Construction                                        37,758         48,610
   Commercial                                          53,936         52,248
   Consumer                                             2,000          2,551
                                                   ----------     ----------
     Gross loans                                      320,600        317,997

   Net deferred loan fees                              (1,742)        (1,784)
   Allowance for loan losses                           (3,019)        (3,284)
                                                   ----------     ----------

   Net loans                                       $  315,839     $  312,929
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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                        Three months ended
   (In thousands, except number of shares)                   March 31
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
   Net earnings                                      $      903    $      618

   Average number of shares outstanding               2,520,000     2,557,000
   Effect of dilutive options                            46,000         3,000

   Average number of shares outstanding used
   To calculate diluted earnings per share            2,566,000     2,560,000


                 All outstanding options were included in the 2004 and 2003 computations.

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended March 31, 2004 was $967,000 compared to $207,000 for the three months ended March 31, 2003.

NOTE F - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring can not be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, or the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. During the quarter ended March 31, 2004 the Company foreclosed on a loan secured by a residential care facility, and placed it in Other Real Estate Owned. It was booked at its cost of $5,828,000, and an appraisal was ordered. The appraisal was received in April, showing a market value of $7,000,000.


NOTE G - STOCK REPURCHASE PROGRAM

         On July 25, 2003, the Board of Directors authorized a stock repurchase program, which calls for the repurchase of up to 5% of the Company's shares, which at that time represented 121,852 shares, based on approximately 2,437,043 shares outstanding at that date.

         On January 23, 2004 the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. Through March 31, 2004, a total of 52,160 shares, or approximately 2.04% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Critical Accounting Policies And Estimates
         ------------------------------------------

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following policies require significant judgments and estimates.

         Allowance for Loan Losses
         -------------------------

         The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company's loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower's ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers' ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management based on the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher than expected charge-offs and loan loss provisions.

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended March 31, 2004 were $903,000, compared to net earnings of $618,000 for the quarter ended March 31, 2003. Earnings before income tax expense for the quarter ended March 31, 2004 were $1,232,000, compared to $825,000 for the quarter ended March 31, 2003. This improvement of $407,000 was largely attributable to a decline in the provision for loan losses, which was $500,000 lower in the 2004 quarter than in the 2003 quarter.

         Net interest income for the quarter ended March 31, 2004 was $5,174,000, compared to $5,062,000 for the quarter ended March 31, 2003. The prime lending rate was 4.00% in the first quarter of 2004 compared to 4.25% in the first quarter of 2003. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index announced for the three months ended March 2004, averaged 1.85%, compared to 2.31% for the three months ended March 2003.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Basic earnings per share were $0.36 for the first quarter of 2004 compared to $0.24 for the first quarter of 2003. Diluted earnings per share were $0.35 for the first quarter of 2004 compared to $0.24 for the first quarter of 2003.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

Table 1                                   NET INTEREST INCOME AND AVERAGE BALANCES
-------                                          FNB BANCORP AND SUBSIDIARY
                                                   (Dollars in thousands)

                                                                      Three months ended March 31,
                                          -------------------------------------------------------------------------------
                                                         2004                                      2003
                                          -------------------------------------     -------------------------------------
                                                                     Annualized                                Annualized
                                                       Interest       Average                    Interest       Average
                                           Average      Income         Yield         Average      Income         Yield
INTEREST EARNING ASSETS                    Balance     (Expense)      (Cost)         Balance     (Expense)       (Cost)
                                          ----------   ----------    ----------     ----------   ----------    ----------
Loans, gross                              $  314,565   $    5,191          6.64%    $  288,024   $    5,045          7.10%
Taxable securities                            26,933          223          3.58         42,229          425          4.08
Nontaxable securities                         32,531          291          3.31         30,882          320          4.20
Federal funds sold                            13,376           32          0.96          7,609           22          1.17
                                          ----------   ----------                   ----------   ----------
  Total interest earning assets           $  387,405   $    5,737          5.96     $  368,744   $    5,812          6.39

NONINTEREST EARNING ASSETS
Cash and due from banks                   $   18,158                                $   18,250
Premises and equipment                        11,048                                    11,141
Other assets                                  12,762                                     6,100
                                          ----------                                ----------
  Total noninterest earning assets        $   41,968                                $   35,491
                                          ----------                                ----------

TOTAL ASSETS                              $  429,373                                $  404,235
                                          ==========                                ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                  $   57,486   ($      31)        (0.22)    $   49,949   ($      28)        (0.23)
Money market                                  67,080         (127)        (0.76)        64,271         (165)        (1.04)
Savings                                       58,313          (38)        (0.26)        53,861          (53)        (0.40)
Time deposits                                 92,229         (367)        (1.60)        89,670         (504)        (2.28)
Federal funds purchased and other
     Borrowings                                   --           --            --             43           --            --
                                          ----------   ----------                   ----------   ----------
  Total interest bearing liabilities      $  275,108   ($     563)        (0.82)    $  257,794   ($     750)        (1.18)
                                          ----------   ----------                   ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                               96,252                                    89,643
Other liabilities                              5,663                                     4,940
                                          ----------                                ----------
  Total noninterest bearing liabilities   $  101,915                                $   94,583
                                          ----------                                ----------

TOTAL LIABILITIES                         $  377,023                                $  352,377
Stockholders' equity                      $   52,350                                $   51,858
                                          ----------                                ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $  429,373                                $  404,235
                                          ==========                                ==========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $    5,174          5.37%                 $    5,062          5.57%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

         Table 1, above, shows the various components that contributed to changes in net interest income for the two quarterly periods of 2004 and 2003. The principal interest earning assets are loans, from a volume perspective as well as from an earnings rate. For the quarter ended March 31, 2004, average loans outstanding represented 81.2% of average earning assets. For the quarter ended March 31, 2003, they represented 78.1% of average earning assets.

         While the yield on total interest earning assets decreased from 6.39% to 5.96%, or 43 basis points, this was offset by the larger volume invested in loans, which resulted in a small decrease of total interest income from $5,812,000 to $5,737,000, or $75,000, or 1.3%

         The cost on total interest bearing liabilities decreased from 1.18% to 0.82%, a decrease of 36 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost decreased from 2.28% to 1.60%, and the expense on these deposits decreased $137,000 for the three months ended March 31, 2004 compared to 2003. This accounted for most of the expense of interest bearing liabilities, which decreased $187,000.

         For the three months ended March 31, 2004 the following table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and
(c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.


     Table 2                                   FNB BANCORP AND SUBSIDIARY
     -------                                 RATE/VOLUME VARIANCE ANALYSIS

                                              Three Months Ended March 31,
     (In thousands)                               2004 Compared To 2003

                                                               Variance
                                         Interest          Attributable To
                                      Income/Expense  ------------------------
                                         Variance        Rate         Volume
                                        ----------    ----------    ----------
     INTEREST EARNING ASSETS
     Loans                              $      146    ($     319)   $      465
     Taxable securities                       (202)          (75)         (127)
     Nontaxable securities                     (29)          (44)           15
     Federal funds sold                         10            (7)           17
                                        ----------    ----------    ----------
        Total                           ($      75)   ($     445)   $      370
                                        ----------    ----------    ----------

     INTEREST BEARING LIABILITIES
     Demand deposits                    $        3    ($       1)   $        4
     Money market                              (38)          (43)            5
     Savings deposits                          (15)          (18)            3
     Time deposits                            (137)         (151)           14
                                        ----------    ----------    ----------
        Total                           ($     187)   ($     213)   $       26
                                        ----------    ----------    ----------

     NET INTEREST INCOME                $      112    ($     238)   $      350
                                        ==========    ==========    ==========

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.


     Table 3                                             NONINTEREST INCOME

     (In thousands)                                 Three months ended March 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------

     Service charges                                $        661   $        680
     Credit card fees                                        207            203
     Other income                                             55             96
                                                    ------------   ------------
        Total noninterest income                    $        923   $        979
                                                    ============   ============


         Noninterest income consists mainly of service charges on deposits, credit card fees, and other miscellaneous types of income. Service charges decreased $19,000 in the quarter ended March 31, 2004 from the same quarter in 2003. Most of this was from a $30,000 decrease in service charges on deposits, while charges for miscellaneous fees, such as deluxe check fees, wire transfer fees, etc. increased by a net $11,000 in the same periods. Other income decreased by $41,000 for the quarter ended March 31, 2004 compared to the same quarter of 2003. This was because, in the quarter ended March 31, 2003, the Marketing Department was discontinued, and $45,000 that had been provided for future projects was unused and taken to other income at the time.

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

                                                        NONINTEREST EXPENSE

     (In thousands)                                 Three months ended March 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------

     Salaries and employee benefits                 $      2,690   $      2,831
     Occupancy expense                                       358            323
     Equipment expense                                       422            379
     Professional fees                                       250            197
     Telephone, postage and supplies                         313            234
     Bankcard expenses                                       178            186
     Other expense                                           534            446
                                                    ------------   ------------
        Total noninterest expense                   $      4,745   $      4,596
                                                    ============   ============

         Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various smaller categories. Salaries and employee benefits decreased by $141,000 or 5.0% in the quarter ended March 31, 2004 compared to the same quarter of 2003. During August of 2003, the in-bank courier service was outsourced. Their salaries and benefits for the quarter ended March 31, 2003 were $41,000. There was a general reduction in staff by attrition, with full-time equivalent employees at 194 on March 31, 2003 compared to 164 on March 31, 2004, accounting for the total reduction of

$141,000. For the quarter ended March 31, 2004, occupancy expense increased by $35,000 over the same quarter in 2003. Most of this was from the relocation of the San Mateo Branch, with an increased expense of $29,000 for the quarter. The increase of equipment expense in the quarter ended March 31, 2004 compared to the same quarter in 2003 was $43,000. Most of the increase was from software maintenance contracts, which increased by $46,000. Professional fees increased by $53,000 in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. This reflects the increasing costs associated with compliance issues such as the Patriot Act, Sarbanes-Oxley, and the Gramm-Leach-Bliley Act. Other expense represents a number of small items, and increased $88,000 in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Within this group, contributions and donations increased by $31,000, and marketing and promotion (excluding contributions and donations), increased $59,000. Remaining expenses in the group decreased $2,000.

Income Taxes
------------

         The effective tax rate for the quarter ended March 31, 2004 was 26.7% compared to 26.1% for the quarter ended March 31, 2003. Income on tax-free investments declined in the quarter ended March 31, 2004 compared to March 31, 2003, and contributed 0.8% to the increase in this rate.


Asset and Liability Management
------------------------------

         Ongoing management of the Company's interest rate sensitivity, limits interest rate risk through monitoring the mix and maturity of loans, investments and deposits. Management regularly reviews the Company's position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at March 31, 2004 are adequate to meet its operating needs in 2004 and going forward into the foreseeable future.

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of March 31, 2004. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

     Table 5                                                 RATE SENSITIVE ASSETS/LIABILITIES
     -------                                                         As of March 31, 2004

     (In thousands)
                                                        Over
                                         Three         Three To       Over One       Over          Not
                                         Months         Twelve        Through        Five         Rate-
                                         Or Less        Months       Five Years      Years       Sensitive       Total
                                        ----------    ----------     ----------    ----------    ----------    ----------
     Interest earning assets:
     Federal funds sold                 $   21,170    $       --     $       --    $       --    $       --    $   21,170
     Securities available for sale           1,724         3,223         29,256        18,279            --        52,482
     Loans                                 276,682         8,394          7,332        23,700         2,750       318,858
                                        ----------    ----------     ----------    ----------    ----------    ----------
        Total interest earning assets      299,576        11,617         36,588        41,979         2,750       392,510
     Cash and due from banks                    --            --             --            --        15,997        15,997
     Allowance for loan losses                  --            --             --            --        (3,019)       (3,019)
     Other assets                               --            --             --            --        29,770        29,770
                                        ----------    ----------     ----------    ----------    ----------    ----------
       Total assets                     $  299,576    $   11,617     $   36,588    $   41,979    $   45,498    $  435,258
                                        ==========    ==========     ==========    ==========    ==========    ==========

     Interest bearing liabilities:
     Demand, interest bearing           $   56,893    $       --     $       --    $       --    $       --    $   56,893
     Savings and money market              129,158            --             --            --            --       129,158
     Time deposits                          42,169        35,207         13,145            --            --        90,521
                                        ----------    ----------     ----------    ----------    ----------    ----------
        Total interest bearing
            liabilities                    228,220        35,207         13,145            --            --       276,572
                                        ----------    ----------     ----------    ----------    ----------    ----------
     Noninterest demand deposits                --            --             --            --       101,752       101,752
     Other liabilities                          --            --             --            --         4,901         4,901
     Stockholders' equity                       --            --             --            --        52,033        52,033
                                        ----------    ----------     ----------    ----------    ----------    ----------
        Total liabilities and
           stockholders' equity         $  228,220    $   35,207     $   13,145    $       --    $  158,686    $  435,258
                                        ==========    ==========     ==========    ==========    ==========    ==========
     Interest rate sensitivity gap      $   71,356    ($  23,590)    $   23,443    $   41,979    ($ 113,188)   $       --
                                        ==========    ==========     ==========    ==========    ==========    ==========

     Cumulative interest rate
        sensitivity gap                 $   71,356    $   47,766     $   71,209    $  113,188    $       --    $       --

     Cumulative interest rate
        sensitivity gap ratio                23.82%        15.35%         20.48%        29.04%           --            --

Financial Condition
-------------------

         Assets. Total assets increased to $435,258,000 at March 31, 2004 from $429,448,000 at December 31, 2003, an increase of $5,810,000. Most of this increase was in cash and cash equivalents, which increased $6,523,000, other real estate owned, which increased by $5,827,000, net loans, which increased $2,910,000, accrued interest receivable and other assets, which increased $1,388,000, offset by a decrease in securities available-for-sale of $11,210,000. The increase in total assets was funded mainly by an increase in deposits of $4,110,000.

         Loans. Net loans at March 31, 2004 were $315,839,000, an increase of $2,910,000 or 0.93% over December 31, 2003. Commercial loans increased $1,688,000, representing most of the increase, while real estate and construction loans increased by $1,466,000, and consumer loans decreased $551,000. The portfolio breakdown was as follows.

     Table 6                                          LOAN PORTFOLIO
     -------

                                   March 31,                     December 31,
     (In thousands)                  2004          Percent           2003          Percent
                                 ------------    ------------    ------------    ------------
     Real Estate                 $    226,906            70.8%   $    214,588            67.5%
     Construction                      37,758            11.8          48,610            15.3
     Commercial                        53,936            16.8          52,248            16.4
     Consumer                           2,000             0.6           2,551             0.8
                                 ------------    ------------    ------------    ------------
        Gross loans                   320,600           100.0%        317,997           100.0%
                                                 ============                    ============
     Net deferred loan fees            (1,742)                         (1,784)
     Allowance for loan losses         (3,019)                         (3,284)
                                 ------------                    ------------
        Net loans                $    315,839                    $    312,929
                                 ============                    ============

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

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2004 and the year ended December 31, 2003 is as follows:

     Table 7                                  ALLOWANCE FOR LOAN LOSSES
     -------

                                       Three months ended   Three months ended
     (In thousands)                      March 31, 2004     December 31, 2003
                                       -----------------    -----------------
     Balance, beginning of period      $           3,284    $           3,300
     Provision for loan losses                       120                   --
     Recoveries                                       --                   --
     Amounts charged off                            (385)                 (16)
                                       -----------------    -----------------
     Balance, end of period            $           3,019    $           3,284
                                       =================    =================

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at March 31, 2004. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At March 31, 2004, there was $2,750,000 in non-accrual loans, compared to $9,085,000 at December 31, 2003. One loan secured by office building, and another to a residential care facility were the main portion of the December 31, 2003 nonaccrual loans. The first loan was secured by an office building in the Silicon Valley community of Mountain View, which was placed in nonaccrual status due to a significant decline in the underlying value of the collateral. At December 31, 2003, its balance was $3,128,000.The loan had been written down to its current market value. The guarantors continue to perform according to the contractual obligations of the documents. The other loan was to a residential care facility with a balance of $5,828,000, taken into Other Real Estate Owned in the first quarter ended March 31, 2004. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

                  In the first quarter of 2004, the Company foreclosed and took into Other Real Estate Owned, the loan secured by a residential care facility with a net loan balance of $5,828,000. This loan was previously in nonaccrual status due to a payment default, and ultimately a bankruptcy filed by the borrower. An independent appraiser determined that the "as is" market value of the property as of May 20, 2003 was $7,300,000.

         The loan secured by an office building in Mountain View in December 31, 2003 was written down to $2,700,000 in the quarter ended March 31, 2004, its current market value.

         Deposits. Total deposits at March 31, 2004 were $378,324,000 compared to $374,214,000 on December 31, 2003. Of these totals, noninterest-bearing demand deposits were $101,742,000 or 26.9% of the total on March 31, 2004 and $96,567,000 or 25.8% on December 31, 2003. Time deposits were $90,521,000 on
March 31, 2004 and $91,968,000 on December 31, 2003.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2004:

     Table 8
     -------

     (In thousands)                      Under     $100,000
     Maturities:                       $100,000     or more       Total
                                      ----------   ----------   ----------
     Three months or less             $   19,507   $   22,662   $   42,169
     Over three to six months             11,126        8,365       19,491
     Over six through twelve months        9,945        5,771       15,716
     Over twelve months                    9,660        3,485       13,145
                                      ----------   ----------   ----------
         Total                        $   50,238   $   40,283   $   90,521
                                      ==========   ==========   ==========

         The following table shows the risk-based capital ratios and leverage ratios at March 31, 2004 and December 31, 2003:

     Table 9
     -------                                                       Minimum "Well
                                    March 31,    December 31,      Capitalized"
     Risk-Based Capital Ratios        2004          2003           Requirements

     Tier 1 Capital                  13.60%        13.29%    >         6.00%
                                                             -

     Total Capital                   14.40%        14.15%    >        10.00%
                                                             -

     Leverage Ratios                 11.92%        12.06%    >         5.00%
                                                             -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of March 31, 2004, Liquid Assets were $89,649,000, or 20.6% of total assets. As of December 31, 2003, Liquid Assets were $94,336,000, or 22.0% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets A lower loan to deposit ratio means lower potential income. On March 31, 2004 net loans were at 83.5% of deposits. On December 31, 2003 net loans were at 83.6%.


         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
         --------------------------------------------------------------

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $65,168,000 and $56,888,000 at March 31, 2004 and December 31, 2003,
respectively. As a percentage of net loans, these off-balance sheet items represent 20.6% and 18.2% respectively.

         Corporate Reform Legislation

         President George W. Bush signed the "Sarbanes-Oxley Act of 2002" (the "Act") on July 30, 2002, which responds to the recent corporate accounting scandals. Among other matters, the Act increases the penalties for securities fraud, establishes new rules for financial analysts to prevent conflicts of interest, creates a new independent oversight board for the accounting profession, imposes restrictions on the consulting activities of accounting firms that audit company records and requires certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act.. The SEC has also approved new rules proposed and adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company does not currently anticipate that compliance with the Act (including the rules adopted pursuant to the Act) will have a material effect upon its financial position or results of its operations or its cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended March 31, 2004, the prime lending rate held steady at 4.00% From January 1, 2003 through June 26, 2003, the prime lending rate was 4.25%, and dropped to 4.00% from June 27 to the end of December 2003. The changes were not as significant as in prior years. The effect of these rate changes was mitigated, because a significant amount of the Real Estate loan portfolio is subject to interest rate caps and floors. Consequently, this did not have a material effect on earnings.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2004. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------
Period                     (a)              (b)          (c)                       (d)
                           Total Number     Average      Number of Shares          Maximum Number (or
                           Of Shares (or    Price Paid   (or Units) Purchased      Approximate Dollar Value)
                           Units)           Per Share    As Part of Publicly       of Shares (or Units) that
                           Purchased        (or Unit)    Announced Plans or        May Yet Be Purchased
                                                         Programs                  Under the Plans or
                                                                                   Programs
------------------------------------------------------------------------------------------------------------
Month #1
January 1                       None            N/a                None                       85,285
through
January 31, 2004

------------------------------------------------------------------------------------------------------------
Month #2
February 1                      4,900         $33.75              4,900                       80,385
through
February 29, 2004

------------------------------------------------------------------------------------------------------------
Month #3
March 1                         4,600         $33.36              4,600                       75,785
through
March 31, 2004

------------------------------------------------------------------------------------------------------------
Total                           9,500                             9,500
------------------------------------------------------------------------------------------------------------

Footnote: On July 25, 2003, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock, or approximately 121,852 shares. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. On January 23, 2004, the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. On March 31, 2004, a total of 52,160 shares, or approximately 2.04% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program. The program (as extended) calls for the further purchase of an additional 75,785 shares, subject to an aggregate limit of five percent of the registrant's common stock. All such transactions, including any block purchases, will be structured to comply with Commission Rule 10b-18 and all shares that are purchased under this program will be retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the program at any time for any reason.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  31:  Rule 13a-14(a)/15d-14(a) Certifications
                  32:  Section 1350 Certifications

         (b)  Reports on Form 8-K

                  The following reports on Form 8-K have been filed during the quarter ended March 31, 2004:

                  Filed January 6, 2004, announcing the appointment of R. Albert Roensch as Director of FNB Bancorp and First National Bank of Northern California.

                  Filed January 22, 2004, announcing earnings for 2003 fiscal year-end.

                  Filed January 27, 2004, announcing cash dividend payable February 17, 2004.

                  Filed January 29, 2004, announcing extension of stock repurchase program.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             FNB BANCORP
                                             (Registrant)


Dated:  May 11, 2004.                        By: /s/ THOMAS C. MCGRAW
                                                 -----------------------------
                                                 Thomas C. McGraw
                                                 Chief Executive Officer
                                                 (Authorized Officer)


                                             By: /s/ JAMES B. RAMSEY
                                                 -----------------------------
                                                 James B. Ramsey
                                                 Senior Vice President
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)