Form 10-Q
period 2004-06-30
FNB BANCORP/CA/
filed 2004-08-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004
                  --------------------------------------------


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


       Registrant's telephone number, including area code: (650) 588-6800
                                                           --------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of August 5, 2004: 2,486,608 shares.

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                  June 30      December 31
                                                                    2004           2003
                                                                ------------   ------------
Cash and due from banks                                         $     19,243   $     22,764
Federal funds sold                                                    43,365          7,880
                                                                ------------   ------------

     Cash and cash equivalents                                        62,608         30,644

Securities available-for-sale                                         77,997         63,692
Loans, net                                                           303,960        312,929
Bank premises, equipment, and leasehold improvements                  11,453         10,904
Accrued interest receivable and other assets                          13,988         11,279
                                                                ------------   ------------

                                                                $    470,006   $    429,448
                                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                    $    112,069   $     96,567
 Demand, interest bearing                                             60,082         62,974
 Savings and money market                                            156,163        122,705
 Time                                                                 84,895         91,968
                                                                ------------   ------------

     Total deposits                                                  413,209        374,214

Accrued expenses and other liabilities                                 5,173          3,247
                                                                ------------   ------------

     Total liabilities                                               418,382        377,461
                                                                ------------   ------------
Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,498,000 shares at June 30, 2004
   and 2,519,000 shares at December 31, 2003                          28,163         28,903
 Additional paid-in capital                                                5              3
 Retained earnings                                                    23,002         22,041
 Accumulated other comprehensive income                                  454          1,040
                                                                ------------   ------------

     Total stockholders' equity                                       51,624         51,987
                                                                ------------   ------------

     Total liabilities and stockholders' equity                 $    470,006   $    429,448
                                                                ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                          $      5,091   $      4,961   $     10,282   $     10,006
  Interest on securities                                       253            352            466            777
  Interest on tax-exempt securities                            282            344            583            664
  Federal funds sold                                            59             28             91             50
                                                      ------------   ------------   ------------   ------------
     Total interest income                                   5,685          5,685         11,422         11,497
                                                      ------------   ------------   ------------   ------------
Interest expense:
  Interest on deposits                                         576            712          1,139          1,462
                                                      ------------   ------------   ------------   ------------
     Total interest expense                                    576            712          1,139          1,462
                                                      ------------   ------------   ------------   ------------
Net interest income                                          5,109          4,973         10,283         10,035
                                                      ------------   ------------   ------------   ------------

Provision for loan losses                                      120            120            240            740
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          4,989          4,853         10,043          9,295
                                                      ------------   ------------   ------------   ------------
Noninterest income:
  Service charges                                              649            649          1,310          1,329
  Credit card fees                                             233            255            440            458
  Other income                                                  76             55            131            151
                                                      ------------   ------------   ------------   ------------
     Total noninterest income                                  958            959          1,881          1,938
                                                      ------------   ------------   ------------   ------------
Noninterest expense:
  Salaries and employee benefits                             2,664          2,796          5,354          5,627
  Occupancy expense                                            333            320            691            643
  Equipment expense                                            418            394            840            773
  Professional fees                                            330            212            580            409
  Telephone, postage and supplies                              265            214            578            448
  Bankcard expenses                                            209            208            387            394
  Other expense                                                524            495          1,058            941
                                                      ------------   ------------   ------------   ------------
     Total noninterest expense                               4,743          4,639          9,488          9,235
                                                      ------------   ------------   ------------   ------------
     Earnings before income tax expense                      1,204          1,173          2,436          1,998
Income tax expense                                             241            294            570            501
                                                      ------------   ------------   ------------   ------------
     NET EARNINGS                                     $        963   $        879   $      1,866   $      1,497
                                                      ============   ============   ============   ============

Earnings per share data:
  Basic                                               $       0.38   $       0.34   $       0.74   $       0.59

  Diluted                                             $       0.38   $       0.34   $       0.73   $       0.58

Weighted average shares outstanding:
  Basic                                                  2,502,000      2,557,000      2,510,000      2,557,000

  Diluted                                                2,545,000      2,562,000      2,553,000      2,561,000

           See accompanying notes to consolidated financial statements


                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
Net earnings                                          $        963   $        879   $      1,866   $      1,497
Unrealized gain/(loss) on AFS securities                      (650)           197           (586)          (214)
                                                      ------------   ------------   ------------   ------------
  Total comprehensive income                          $        313   $      1,076   $      1,280   $      1,283
                                                      ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                                          Six months ended
                                                                                              June 30
                                                                                    ---------------------------
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flow from operating activities
  Net earnings                                                                      $      1,866   $      1,497
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                            897            929
    Provision for loan losses                                                                120            740
    Stock based compensation expense                                                           2             --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                        (2,709)           324
      Accrued expenses and other liabilities                                               2,333           (292)
                                                                                    ------------   ------------
         Net cash provided by operating activities                                         2,509          3,198
                                                                                    ------------   ------------
Cash flows from investing activities
    Purchase of securities available-for-sale                                            (35,352)       (23,362)
    Proceeds from matured/called/securities available-for-sale                            19,790         19,990
    Net (increase) decrease in loans                                                       8,849         (8,683)
    Proceeds from sale of bank premises, equipment and leasehold improvements                121           --
    Purchases of bank premises, equipment, leasehold improvements                         (1,303)          (284)
                                                                                    ------------   ------------
         Net cash provided by investing activities                                        (7,895)       (12,339)
                                                                                    ------------   ------------
Cash flows from financing activities
    Net increase in demand and savings deposits                                           46,068          3,135
    Net increase (decrease) in time deposits                                              (7,073)         2,582
    Net increase in federal funds purchased                                                   --          2,452
    Dividends paid                                                                          (905)          (878)
    Repurchase of common stock                                                              (865)            --
    Issuance of common stock                                                                 125              1
    Payments on capital note payable                                                          --            (78)
                                                                                    ------------   ------------
         Net cash provided by financing activities                                        37,350          7,214
                                                                                    ------------   ------------

         NET INCREASE IN CASH AND
              CASH EQUIVALENTS                                                            31,964         (1,927)

Cash and cash equivalents at beginning of period                                          30,644         20,199
                                                                                    ------------   ------------
Cash and cash equivalents at end of period                                          $     62,608   $     18,272
                                                                                    ============   ============

Additional cash flow information
  Interest paid                                                                     $      1,138   $      1,521
  Income taxes paid                                                                 $        761   $        642

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

NOTE B - STOCK OPTION PLAN

         At June 30, 2004, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plan vest over periods ranging from three to five years.


         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(Dollars in thousands, except per share)           Three months ended         Six months ended
                                                         June 30                  June 30
                                                 -----------------------   -----------------------
                                                    2004         2003         2004         2003
                                                 ----------   ----------   ----------   ----------
Net income as reported                           $      963   $      879   $    1,866   $    1,497
Add: stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                              2            1            3            1
Deduct: total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effect                                     (3)          (2)          (4)          (2)
                                                 ----------   ----------   ----------   ----------
Pro forma net income                             $      962   $      878   $    1,865   $    1,496

Earnings per share:

Basic - as reported                              $     0.38   $     0.34   $     0.74   $     0.59
Basic - pro forma                                $     0.38   $     0.34   $     0.73   $     0.58

Diluted - as reported                            $     0.38   $     0.34   $     0.73   $     0.58
Diluted - pro forma                              $     0.38   $     0.34   $     0.73   $     0.58

NOTE C - LOANS

The loan portfolio consisted of the following at the dates indicated:

                                                  June 30,    December 31,
(Dollars in thousands)                              2004         2003
                                                 ----------   ----------
Real Estate                                      $  224,203   $  214,588
Construction                                         33,092       48,610
Commercial                                           49,360       52,248
Consumer                                              2,086        2,551
                                                 ----------   ----------
  Gross loans                                       308,741      317,997

Net deferred loan fees                               (1,641)      (1,784)
Allowance for loan losses                            (3,140)      (3,284)
                                                 ----------   ----------

Net loans                                        $  303,960   $  312,929
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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                     Three months ended              Six months ended
                                                          June 30,                       June 30,
                                                     2004           2003           2004           2003
                                                 ------------   ------------   ------------   ------------
Net earnings                                     $        963   $        879   $      1,866   $      1,497

Average number of shares outstanding                2,502,000      2,557,000      2,510,000      2,557,000
Effect of dilutive options                             43,000          5,000         43,000          4,000
Average number of shares outstanding used
to calculate diluted earnings per share             2,545,000      2,562,000      2,553,000      2,561,000

    All outstanding options were included in the 2004 and 2003 computations.

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended June 30, 2004 was $313,000 compared to $1,076,000 for the three months ended June 30, 2003. Comprehensive income for the six months ended June 30, 2004 was $1,280,000 compared to $1,283,000 for the six months ended June 30, 2003.

NOTE F - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring cannot be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, or the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. During the quarter ended March 31, 2004 the Company foreclosed on a $5,827,000 loan secured by a residential care facility, and placed it in Other Real Estate Owned. It was sold in May and the loan amount was recovered.

NOTE G - STOCK REPURCHASE PROGRAM

         On July 25, 2003, the Board of Directors authorized a stock repurchase program, which calls for the repurchase of up to 5% of the Company's shares, which, at that time, represented 121,852 shares, based on 2,437,043 shares outstanding.

         On January 23, 2004 the Board of Directors authorized an extension of this stock repurchase program. Through June 30, 2004, a total of 66,054 shares, or approximately 2.58% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program.

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

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended June 30, 2004 were $963,000, compared to net earnings of $879,000 for the quarter ended June 30, 2003. Net earnings for the six months ended June 30, 2004 were $1,866,000 compared to $1,497,000 for the six months ended June 30, 2003.Earnings before income tax expense for the quarter ended June 30, 2004 were $1,204,000, compared to $1,173,000 for the quarter ended June 30, 2003. Earnings before income tax were $2,436,000 for the six months ended June 30, 2004 compared to $1,998,000 for the six months ended June 30, 2003.

         Net interest income for the quarter ended June 30, 2004 was $5,109,000, compared to $4,973,000 for the quarter ended June 30, 2003. Net interest income for the six months ended June 30, 2004 was $10,283,000 compared to $10,035,000 for the six months ended June 30, 2003. The prime lending rate was 4.00% in the second quarter of 2004 compared to 4.25% in the second quarter of 2003. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index for the three months ended June 2004 (based on the three Index Months ended May
31), averaged 1.78%, compared to 2.18% for the three months ended June 2003.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Basic earnings per share were $0.38 for the second quarter of 2004 compared to $0.34 for the second quarter of 2003. Diluted earnings per share were $0.38 for the second quarter of 2004 compared to $0.34 for the second quarter of 2003. Basic earnings per share were $0.74 for the six months ended June 30, 2004 compared to $0.59 for the six months ended June 30, 2003. Diluted earnings per share were $0.73 for the six months ended June 30, 2004 compared to $0.58 for the six months ended June 30, 2003.


         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended
June 30, 2004 compared to the three- and six-month periods ended June 30, 2003.

Table 1             NET INTEREST INCOME AND AVERAGE BALANCES
-------                     FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                        Three months ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                 2004                                   2003
                                                 ------------------------------------   ------------------------------------
                                                                           Annualized                             Annualized
                                                               Interest     Average                   Interest     Average
                                                  Average       Income       Yield       Average       Income       Yield
INTEREST EARNING ASSETS                           Balance      (Expense)     (Cost)      Balance      (Expense)     (Cost)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Loans, gross                                     $  315,883   $    5,091         6.48%  $  288,669   $    4,961         6.89%
Taxable securities                                   29,303          253         3.47       40,862          352         3.46
Nontaxable securities                                32,803          282         3.46       36,554          344         3.77
Federal funds sold                                   25,555           59         0.93        9,388           28         1.20
                                                 ----------   ----------                ----------   ----------
     Total interest earning assets               $  403,544   $    5,685         5.67   $  375,473   $    5,685         6.07

NONINTEREST EARNING ASSETS
Cash and due from banks                          $   19,312                             $   17,753
Premises and equipment                               11,296                                 10,994
Other assets                                         13,771                                  5,573
                                                 ----------                             ----------
     Total noninterest earning assets            $   44,379                             $   34,320
                                                 ----------                             ----------

TOTAL ASSETS                                     $  447,923                             $  409,793
                                                 ==========                             ==========
INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                         $   56,839   $      (30)       (0.21)  $   51,597   $      (33)       (0.26)
Money market                                         80,426         (168)       (0.84)      65,363         (153)       (0.94)
Savings                                              60,047          (40)       (0.27)      54,681          (54)       (0.40)
Time deposits                                        88,738         (338)       (1.53)      90,723         (472)       (2.09)
Federal funds purchased and other
     borrowings                                          --           --           --           63           --           --
                                                 ----------   ----------                ----------   ----------
     Total interest bearing liabilities          $  286,050   $     (576)       (0.81)  $  262,427   $     (712)       (1.09)
                                                 ----------   ----------                ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                                     104,248                                 90,741
Other liabilities                                     5,569                                  4,990
                                                 ----------                             ----------
     Total noninterest bearing liabilities       $  109,817                             $   95,731
                                                 ----------                             ----------

TOTAL LIABILITIES                                $  395,867                             $  358,158
Stockholders' equity                             $   52,056                             $   51,635
                                                 ----------                             ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $  447,923                             $  409,793
                                                 ==========                             ==========
NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                    $    5,109         5.09%               $    4,973         5.31%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.


Table 2             NET INTEREST INCOME AND AVERAGE BALANCES
-------                    FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                         Six months ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                 2004                                   2003
                                                 ------------------------------------   ------------------------------------
                                                                           Annualized                             Annualized
                                                               Interest     Average                   Interest     Average
                                                  Average       Income       Yield       Average       Income       Yield
INTEREST EARNING ASSETS                           Balance      (Expense)     (Cost)      Balance      (Expense)     (Cost)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Loans, gross                                     $  315,224   $   10,282         6.56%  $  288,348   $   10,006         7.00%
Taxable securities                                   28,118          466         3.33       41,542          777         3.77
Nontaxable securities                                32,667          583         3.59       33,734          664         3.97
Federal funds sold                                   19,465           91         0.94        8,503           50         1.19
                                                 ----------   ----------                ----------   ----------
     Total interest earning assets               $  395,474   $   11,422         5.81   $  372,127   $   11,497
                                                                                                                        6.23
NONINTEREST EARNING ASSETS
Cash and due from banks                          $   18,735                             $   18,000
Premises and equipment                               11,172                                 11,067
Other assets                                         13,267                                  5,836
                                                 ----------                             ----------
     Total noninterest earning assets            $   43,174                             $   34,903
                                                 ----------                             ----------

TOTAL ASSETS                                     $  438,648                             $  407,030
                                                 ==========                             ==========
INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                         $   57,162   $      (60)       (0.21)  $   50,778   $      (61)       (0.24)
Money market                                         73,753         (295)       (0.80)      64,820         (318)       (0.99)
Savings                                              59,180          (78)       (0.27)      54,273         (107)       (0.40)
Time deposits                                        90,484         (706)       (1.57)      90,199         (976)       (2.18)
Federal funds purchased and other
   borrowings                                             0            0           --           53           --           --
                                                 ----------   ----------                ----------   ----------
     Total interest bearing liabilities          $  280,579   $   (1,139)       (0.82)  $  260,123   $   (1,462)       (1.13)
                                                 ----------   ----------                ----------   ----------
NONINTEREST BEARING LIABILITIES
Demand deposits                                     100,250                                 90,195
Other liabilities                                     5,616                                  4,993
                                                 ----------                             ----------
     Total noninterest bearing liabilities       $  105,866                             $   95,188
                                                 ----------                             ----------

TOTAL LIABILITIES                                $  386,445                             $  355,311
Stockholders' equity                             $   52,203                             $   51,719
                                                 ----------                             ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  438,648                             $  407,030
                                                 ==========                             ==========
NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                    $   10,283         5.23%               $   10,035         5.44%

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2004 and 2003. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended June 30, 2004, average loans outstanding represented 78.3% of average earning assets. For the quarter ended June 30, 2003, they represented 76.9% of average earning assets. For the six months ended June 30, 2004 and 2003, average loans outstanding represented 79.7% and 77.5%, respectively, of average earning assets.

         While the yield on total interest earning assets for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 decreased from 6.07% to 5.67%, or 40 basis points, this was offset by the larger volume invested in loans, which resulted in no change in total interest income, which stayed at $5,685,000 in both periods. Comparing the six months ended June 30, 2004 to the six months ended June 30, 2003, the yield on total interest earning assets decreased by 42 basis points. Again, this was offset by a larger volume invested in loans, producing a small decrease in total interest income of $75,000, or 0.65%

         For the three months ended June 30, 2004 compared to the three months ended June 30, 2003, the cost on total interest bearing liabilities decreased from 1.09% to 0.81%, a decrease of 28 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost decreased from 2.09% to 1.53%, and the expense on these deposits decreased $134,000 for the three months ended June 30, 2004 compared to 2003. This accounted for most of the expense of interest bearing liabilities, which decreased $136,000.

         For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, the cost on total interest bearing liabilities decreased from 1.13% to 0.82%.

         For the three and six month period ended June 30, 2004 and June 2003, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (change in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3                                     FNB BANCORP AND SUBSIDIARY
-------                                    RATE/VOLUME VARIANCE ANALYSIS

                                          Three Months Ended June 30,
(Dollars in thousands)                       2004 Compared to 2003

                                       Interest              Variance
                                    Income/Expense        Attributable To
                                       Variance         Rate          Volume
                                     ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                $        130   $       (338)  $        468
Taxable securities                            (99)             1           (100)
Nontaxable securities                         (62)           (30)           (32)
Federal funds sold                             31            (17)            48
                                     ------------   ------------   ------------
   Total                             $         (0)  $       (384)  $        384
                                     ------------   ------------   ------------
INTEREST BEARING LIABILITIES
Demand deposits                      $         (3)  $         (6)  $          3
Money market                                   15            (16)            31
Savings deposits                              (14)           (18)             4
Time deposits                                (134)          (124)           (10)
                                     ------------   ------------   ------------
   Total                             $       (136)  $       (164)  $         28
                                     ------------   ------------   ------------

NET INTEREST INCOME                  $       (136)  $       (220)  $        356
                                     ============   ============   ============

Table 4                                    FNB BANCORP AND SUBSIDIARY
-------                                   RATE/VOLUME VARIANCE ANALYSIS

                                            Six Months Ended June 30,
(Dollars in thousands)                       2004 Compared To 2003

                                       Interest              Variance
                                    Income/Expense        Attributable To
                                       Variance         Rate          Volume
                                     ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                $        276   $       (657)  $        933
Taxable securities                           (311)           (89)          (222)
Nontaxable securities                         (81)           (62)           (19)
Federal funds sold                             41            (23)            64
                                     ------------   ------------   ------------
   Total                             $        (75)  $       (831)  $        756
                                     ------------   ------------   ------------
INTEREST BEARING LIABILITIES
Demand deposits                      $         (1)  $         (9)  $          8
Money market                                  (23)           (59)            36
Savings deposits                              (29)           (35)             6
Time deposits                                (270)          (273)             3
                                     ------------   ------------   ------------
   Total                             $       (323)  $       (376)  $         53
                                     ------------   ------------   ------------

NET INTEREST INCOME                  $        248   $       (455)  $        703
                                     ============   ============   ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 5                                 NONINTEREST INCOME
-------
                          Three months ended             Six months ended
                                June 30,                     June 30,
(Dollars in thousands)    2004           2003           2004           2003
                      ------------   ------------   ------------   ------------
Service charges       $        649   $        649   $      1,310   $      1,329
Credit card fees               233            255            440            458
Other income                    76             55            131            151
                      ------------   ------------   ------------   ------------
 Total noninterest
  income              $        958   $        959   $      1,881   $      1,938
                      ============   ============   ============   ============

         Noninterest income consists mainly of service charges on deposits, credit card fees, and other miscellaneous types of income. For the quarter ended June 30, 2004 compared to June 30, 2003, total noninterest income decreased by $1,000 or 0.10%. The major component, service charges, remained unchanged at $649,000. For the six months ended June 30, 2004 and June 30, 2003, total noninterest income declined by $57,000, or 2.94%. The major component, service charges, declined $19,000, or 1.43%.


Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6                                             NONINTEREST EXPENSE
-------

(Dollars in thousands)                Three months ended             Six months ended
                                           June 30,                      June 30,
                                      2004           2003           2004           2003
                                  ------------   ------------   ------------   ------------
Salaries and employee benefits    $      2,664   $      2,796   $      5,354   $      5,627
Occupancy expense                          333            320            691            643
Equipment expense                          418            394            840            773
Professional fees                          330            212            580            409
Telephone, postage and supplies            265            214            578            448
Bankcard expense                           209            208            387            394
Other expense                              524            495          1,058            941
                                  ------------   ------------   ------------   ------------
 Total noninterest expense        $      4,743   $      4,639   $      9,488   $      9,235
                                  ============   ============   ============   ============

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2004 compared to three months ended June 30, 2003, it represented 56.2% and 60.3% of total noninterest expenses. For the six months ended June 30, 2004 and 2003, it was 56.4% and 60.9% respectively of total noninterest expense. These decreases are attributable to outsourcing the bank's in-house courier service, and attrition, which saw full-time equivalent employees decline from 181 employees at June 30, 2003 to 162 employees at June 30, 2004. The remaining categories are less significant. However, professional fees increased by 55.7% in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, and increased by 41.8% for the six months ended June 30, 2004 compared to 2003. This reflects the increasing costs associated with compliance issues such as the Patriot Act, Sarbanes-Oxley, and the Gramm-Leach-Bliley Act. Telephone, postage and supplies increased 23.8% for the quarter ended June 30, 2004 compared to the same quarter in 2003, and increased 29.0% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. During 2004, an overhaul of our telephone and general telecommunications systems are being implemented, with some parallel billing accounting for the increase.

Income Taxes
------------

         The effective tax rate for the quarter ended June 30, 2004 was 20.0% compared to 25.1% for the quarter ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 and June 30, 2003, respectively was 23.4% and 25.1%. The primary difference between the statutory tax rate of 34% and the effective tax rate in each case is due to a reduction due to municipal bond interest, a reduction due to Low Income Housing tax credits, and an increase for state taxes.

Asset and Liability Management
------------------------------

         Ongoing management of the Company's interest rate sensitivity limits interest rate risk through monitoring the mix and maturity of loans, investments and deposits. Management regularly reviews the Company's position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at June 30, 2004 are adequate to meet its operating needs in 2004 and going forward into the foreseeable future.

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of June 30, 2004. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

Table 7                                                                 RATE SENSITIVE ASSETS/LIABILITIES
------                                                                          As of June 30, 2004
(Dollars in thousands)
                                                              Over
                                                Three        Three To       Over One        Over            Not
                                                Months        Twelve        Through         Five           Rate-
                                               Or Less        Months       Five Years       Years         Sensitive        Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
Interest earning assets:
Federal funds sold                          $     43,365   $         --   $         --   $         --   $         --   $     43,365
Securities available for sale                         --          7,653         55,813         14,531             --         77,997
Loans                                            247,219         19,867          8,772         28,559          2,683        307,100
                                            ------------   ------------   ------------   ------------   ------------   ------------
  Total interest earning assets                  290,584         27,520         64,585         43,090          2,683        428,462
Cash and due from banks                               --             --             --             --         19,243         19,243
Allowance for loan losses                             --             --             --             --         (3,140)        (3,140)
Other assets                                          --             --             --             --         25,441         25,441
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Total assets                               $    290,584   $     27,520   $     64,585   $     43,090   $     44,227   $    470,006
                                            ============   ============   ============   ============   ============   ============
Interest bearing liabilities:
Demand, interest bearing                    $     60,082   $         --   $         --   $         --   $         --   $     60,082
Savings and money market                         156,163             --             --             --             --        156,163
Time deposits                                     35,258         34,590         15,047             --             --         84,895
                                            ------------   ------------   ------------   ------------   ------------   ------------
  Total interest bearing liabilities             251,503         34,590         15,047             --             --        301,040
                                            ------------   ------------   ------------   ------------   ------------   ------------
Noninterest demand deposits                           --             --             --             --        112,069        112,069
Other liabilities                                     --             --             --             --          5,173          5,173
Stockholders' equity                                  --             --             --             --         51,624         51,624
                                            ------------   ------------   ------------   ------------   ------------   ------------
  Total liabilities and stockholders'
   equity                                   $    251,503   $     34,590   $     15,047   $         --   $    168,866   $    470,006
                                            ============   ============   ============   ============   ============   ============
Interest rate sensitivity gap               $     39,081   $     (7,070)  $     49,538   $     43,090   $   (124,639)  $         --
                                            ============   ============   ============   ============   ============   ============

Cumulative interest rate sensitivity gap    $     39,081   $     32,011   $     81,549   $    124,639   $         --   $         --

Cumulative interest rate sensitivity gap
 ratio                                             13.45%         10.06%         21.31%         29.27%            --             --

Financial Condition
-------------------

         Assets. Total assets increased to $470,006,000 at June 30, 2004 from $429,448,000 at December 31, 2003, an increase of $40,558,000. Most of this increase was in cash and cash equivalents, which increased $31,964,000, securities available-for-sale, which increased $14,305,000, offset by a decline of $8,969,000 in net loans, and other assets increased $3,207,000. The increase in total assets was funded mainly by an increase in deposits of $38,995,000.

         Loans. Net loans at June 30, 2004 were $303,960,000, a decrease of $8,969,000 or 2.89% over December 31, 2003. Construction loans decreased $15,518,000, representing most of the decrease, while real estate loans increased by $9,615,000. The remainder decreased $3,066,000. The portfolio breakdown was as follows.

Table 8                                         LOAN PORTFOLIO
-------
                               June 30,                December 31,
(In thousands)                   2004        Percent       2003        Percent
                              ----------   ----------   ----------   ----------
Real Estate                   $  224,203         72.6%  $  214,588         67.5%
Construction                      33,092         10.7       48,610         15.3
Commercial                        49,360         16.0       52,248         16.4
Consumer                           2,086          0.7        2,551          0.8
                              ----------   ----------   ----------   ----------
   Gross loans                   308,741        100.0%     317,997        100.0%
                                           ==========                ==========
Net deferred loan fees            (1,641)                   (1,784)
Allowance for loan losses         (3,140)                   (3,284)
                              ----------                ----------
   Net loans                  $  303,960                $  312,929
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

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2004 and the six months ended December 31, 2003 is as follows:

Table 9                                  ALLOWANCE FOR LOAN LOSSES
-------

                                     Six months ended    Six months ended
                                         June 30,           December 31,
(In thousands)                             2004                2003
                                       ------------        ------------
Balance, beginning of period           $      3,284        $      3,314
Provision for loan losses                       240                  40
Recoveries                                        1                  --
Amounts charged off                            (385)                (70)
                                       ------------        ------------
Balance, end of period                 $      3,140        $      3,284
                                       ============        ============


         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2004. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At June 30, 2004, there was $2,683,000 in non-accrual loans, compared to $9,085,000 at December 31, 2003. One loan secured by an office building, and another to a residential care facility were the main portion of the December 31, 2003 nonaccrual loans. The first loan was secured by an office building in the Silicon Valley community of Mountain View, which was placed in nonaccrual status due to a significant decline in the underlying value of the collateral. At December 31, 2003, its balance was $3,128,000.The loan had been written down to its current market value of $2,670,000 on June 30, 2004. The guarantors continue to perform according to the contractual obligations of the documents. The other loan was to a residential care facility with a balance of $5,827,000, which was sold in May, 2004. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

         In the first quarter of 2004, the Company foreclosed and took into Other Real Estate Owned, the loan secured by a residential care facility with a net loan balance of $5,827,000. This loan was previously in nonaccrual status due to a payment default, and ultimately a bankruptcy filed by the borrower. The Other Real Estate Owned was sold with no loss of principal in the second quarter of 2004.

         Deposits. Total deposits at June 30, 2004 were $413,209,000 compared to $374,214,000 on December 31, 2003. Of these totals, noninterest-bearing demand deposits were $112,069,000 or 27.1% of the total on June 30, 2004 and $96,567,000 or 25.8% on December 31, 2003. Time deposits were $84,895,000 on
June 30, 2004 and $91,968,000 on December 31, 2003.

         The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2004:

Table 10
--------

(Dollars in thousands)                   Under         $100,000
Maturities:                             $100,000        or more        Total
                                      ------------   ------------   ------------
Three months or less                  $     18,674   $     16,585   $     35,259
Over three to six months                     9,614          8,551         18,165
Over six through twelve months              10,862          5,562         16,424
Over twelve months                          10,900          4,147         15,047
                                      ------------   ------------   ------------
    Total                             $     50,050   $     34,845   $     84,895
                                      ------------   ------------   ============

         The following table shows the risk-based capital ratios and leverage ratios at June 30, 2004 and December 31, 2003:

Table 11
--------                                                           Minimum "Well
                                         June 30,    December 31,   Capitalized"
Risk-Based Capital Ratios                 2004           2003       Requirements
                                      ------------   ------------   ------------
Tier 1 Capital                            13.75%        13.29%   >      6.00%
                                                                 -

Total Capital                             14.59%        14.15%   >     10.00%
                                                                 -

Leverage Ratios                           11.47%        12.06%   >      5.00%
                                                                 -

            Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of June 30, 2004, Liquid Assets were $140,605,000, or 29.9% of total assets. As of December 31, 2003, Liquid Assets were $94,336,000, or 22.0% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2004 net loans were at 73.6% of deposits. On December 31, 2003 net loans were at 83.6%.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
         ---------------------------------------------------------------

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

Other Matters
-------------

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $77,810,000 and $56,888,000 at June 30, 2004 and December 31, 2003,
respectively. As a percentage of net loans, these off-balance sheet items represent 25.6% and 18.2% respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended June 30, 2004, the prime lending rate held steady at 4.00% From January 1, 2003 through June 26, 2003, the prime lending rate was 4.25%, and dropped to 4.00% from June 27 to the end of December 2003. The changes were not as significant as in prior years. The effect of these rate changes was mitigated, because a significant amount of the Real Estate loan portfolio is subject to interest rate caps and floors. Consequently, this did not have a material effect on earnings.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2004. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
         Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------
Period               (a)           (b)         (c)                  (d)
                     Total Number  Average     Number of Shares     Maximum Number (or
                     Of Shares (or Price Paid  (or Units) Purchased Approximate Dollar Value)
                     Units)        Per Share   As Part of Publicly  of Shares (or Units) that
                     Purchased     (or Unit)   Announced Plans or   May Yet Be Purchased
                                               Programs             Under the Plans or
                                                                    Programs
-------------------- ------------- ----------- -------------------- -------------------------
Month #1
April 1                  9,443       $31.85          9,443                 66,342
through
April 30, 2004
-------------------- ------------- ----------- -------------------- -------------------------
Month #2
May 1                    2,200       $32.60          2,200                 64,142
through
May 31, 2004
-------------------- ------------- ----------- -------------------- -------------------------
Month #3
June 1                   2,251       $32.10          2,251                 61,891
through
June 30, 2004
-------------------- ------------- ----------- -------------------- -------------------------
Total                   13,894                      13,894
-------------------- ------------- ----------- -------------------- -------------------------

Footnote: On July 25, 2003, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock, or approximately 121,852 shares. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. On January 23, 2004, the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. On June 30, 2004, a total of 66,054 shares, or approximately 2.58% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program. The program (as extended) calls for the further purchase of an additional 61,891 shares, subject to an aggregate limit of five percent of the registrant's common stock. All such transactions, including any block purchases, will be structured to comply with Commission Rule 10b-18 and all shares that are purchased under this program will be retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the program at any time for any reason.

Item 4.  Submission of Matters to a Vote of Securities Holders

         The Annual Meeting of Shareholders of FNB Bancorp was held on May 19, 2004. Two matters were voted on at the Annual Meeting: the election of Directors, and a proposal to ratify and approve the appointment of KPMG LLP as independent auditors of FNB Bancorp for the 2004 fiscal year. The nine nominees identified in the proxy statement for the Annual Meeting were elected as Directors, and the appointment of KPMG LLP was approved. Set forth below is a summary of the voting:


    Election of Directors             Votes For              Votes Withheld
    ---------------------             ---------              --------------

    Michael R. Wyman                  1,948,251                  71,814
    Thomas C. McGraw                  1,948,314                  71,751
    Neil J. Vannucci                  1,948,314                  71,751
    Edward J. Watson                  1,948,314                  71,751
    Daniel J. Modena                  1,948,314                  71,751
    Lisa Angelot                      1,948,314                  71,751
    Jim D. Black                      1,948,251                  71,814
    Anthony J. Clifford               1,947,952                  72,113
    R. Albert Roensch                 1,947,952                  72,113


    Appointment of KPMG LLP              For        Against      Abstain
    -----------------------              ---        -------      -------

                                      2,005,699       799        13,567

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31:  Rule 13a-14(a)/15d-14(a) Certifications
                  32:  Section 1350 Certifications

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FNB BANCORP
                                       (Registrant)


Dated: August 09, 2004                 By: /s/ JIM D. BLACK
                                           -------------------------------------
                                           Jim D. Black
                                           President
                                           (Authorized Officer)


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