Form 10-Q
period 2004-09-30
FNB BANCORP/CA/
filed 2004-11-09
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004
                -------------------------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of November 3, 2004: 2,482,594 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (Dollars in
                                   thousands)
                                     ASSETS

                                                                   September 30   December 31
                                                                       2004           2003
                                                                   ------------   ------------
Cash and due from banks                                            $     17,752   $     22,764
Federal funds sold                                                       11,100          7,880
                                                                   ------------   ------------

     Cash and cash equivalents                                           28,852         30,644

Securities available-for-sale                                           110,073         63,692
Loans, net                                                              318,101        312,929
Bank premises, equipment, and leasehold improvements                     11,722         10,904
Accrued interest receivable and other assets                             16,639         11,279
                                                                   ------------   ------------

     Total assets                                                  $    485,387   $    429,448
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                       $    121,403   $     96,567
 Demand, interest bearing                                                50,744         62,974
 Savings and money market                                               170,247        122,705
 Time                                                                    84,771         91,968
                                                                   ------------   ------------

     Total deposits                                                     427,165        374,214

Accrued expenses and other liabilities                                    5,567          3,247
                                                                   ------------   ------------

     Total liabilities                                                  432,732        377,461
                                                                   ------------   ------------

Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,486,000 shares at September 30, 2004
   and 2,519,000 shares at December 31, 2003                             27,687         28,903
Additional paid-in capital                                                    7              3
 Retained earnings                                                       24,047         22,041
 Accumulated other comprehensive income                                     914          1,040
                                                                   ------------   ------------

     Total stockholders' equity                                          52,655         51,987
                                                                   ------------   ------------

     Total liabilities and stockholders' equity                    $    485,387   $    429,448
                                                                   ============   ============

See accompanying notes to unaudited consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                           Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                          $      5,320   $      4,978   $     15,602   $     14,984
  Interest on securities                                       511            347            977          1,124
  Interest on tax-exempt securities                            326            358            909          1,022
  Federal funds sold                                            49             12            140             62
                                                      ------------   ------------   ------------   ------------
     Total interest income                                   6,206          5,695         17,628         17,192
                                                      ------------   ------------   ------------   ------------

Interest expense:
  Interest on deposits                                         639            626          1,778          2,088
  Other                                                         --              1             --              1
                                                      ------------   ------------   ------------   ------------
     Total interest expense                                    639            627          1,778          2,089
                                                      ------------   ------------   ------------   ------------
Net interest income                                          5,567          5,068         15,850         15,103
                                                      ------------   ------------   ------------   ------------

Provision for loan losses                                      120             40            360            780
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          5,447          5,028         15,490         14,323
                                                      ------------   ------------   ------------   ------------

Noninterest income:
  Service charges                                              591            668          1,901          1,997
  Credit card fees                                             241            275            681            733
  Other income                                                 124             61            255            212
                                                      ------------   ------------   ------------   ------------
     Total noninterest income                                  956          1,004          2,837          2,942
                                                      ------------   ------------   ------------   ------------

Noninterest expense:
  Salaries and employee benefits                             2,623          2,540          7,977          8,167
  Occupancy expense                                            301            296            992            939
  Equipment expense                                            425            398          1,265          1,171
  Professional fees                                            267            183            847            592
  Telephone, postage and supplies                              271            227            849            675
  Bankcard expenses                                            219            235            606            629
  Other expense                                                518            489          1,576          1,430
                                                      ------------   ------------   ------------   ------------
     Total noninterest expense                               4,624          4,368         14,112         13,603
                                                      ------------   ------------   ------------   ------------
     Earnings before income tax expense                      1,779          1,664          4,215          3,662
Income tax expense                                             437            404          1,007            905
                                                      ------------   ------------   ------------   ------------
     NET EARNINGS                                     $      1,342   $      1,260   $      3,208   $      2,757
                                                      ============   ============   ============   ============

Earnings per share data:
  Basic                                               $       0.54   $       0.49   $       1.28   $       1.08

  Diluted                                             $       0.53   $       0.49   $       1.26   $       1.08

Weighted average shares outstanding:
  Basic                                                  2,490,000      2,546,000      2,503,000      2,553,000

  Diluted                                                2,531,000      2,560,000      2,544,000      2,561,000

---------------------------------------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                          Three months ended              Nine months ended
                                             September 30,                  September 30,
                                      ---------------------------    ----------------------------
                                          2004           2003            2004            2003
                                      ------------   ------------    ------------    ------------
Net earnings                          $      1,342   $      1,260    $      3,208    $      2,757
                                      ------------   ------------    ------------    ------------
Change in unrealized gain (loss)
   on available-for-sale securities            460           (276)           (126)           (490)
                                      ------------   ------------    ------------    ------------
   Total comprehensive income         $      1,802   $        984    $      3,082    $      2,267
                                      ============   ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (Dollars
                                  in thousands)

                                                                                   Nine months ended
                                                                                      September 30
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ----------    ----------
Cash flow from operating activities
  Net earnings                                                                  $    3,208    $    2,757
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                    1,365         1,428
    Provision for loan losses                                                          360           780
    Stock based compensation expense                                                     4            --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                  (5,360)          552
      Accrued expenses and other liabilities                                         2,408           (69)
                                                                                ----------    ----------
         Net cash provided by operating activities                                   1,985         5,448
                                                                                ----------    ----------

Cash flows from investing activities
    Purchase of securities available-for-sale                                      (73,098)      (27,100)
    Proceeds from matured/called/securities available-for-sale                      26,101        24,619
    Net increase in loans                                                           (5,532)      (16,171)
    Proceeds from sale of bank premises, equipment and leasehold improvements          121            --
    Purchases of bank premises, equipment, leasehold improvements                   (1,902)         (368)
                                                                                ----------    ----------
         Net cash used in investing activities                                     (54,310)      (19,020)
                                                                                ----------    ----------

Cash flows from financing activities
    Net increase in demand and savings deposits                                     60,148        17,693
    Net (decrease)  increase in time deposits                                       (7,197)          440
    Dividends paid                                                                  (1,202)       (1,165)
    Repurchase of common stock                                                      (1,489)         (989)
    Issuance of common stock for exercise of stock options                             273             2
    Payments on capital note payable                                                    --           (78)
                                                                                ----------    ----------
         Net cash provided by financing activities                                  50,533        15,903
                                                                                ----------    ----------

         NET (DECREASE) INCREASE IN CASH AND
              CASH EQUIVALENTS                                                      (1,792)        2,331

Cash and cash equivalents at beginning of period                                    30,644        20,199
                                                                                ----------    ----------
Cash and cash equivalents at end of period                                      $   28,852    $   22,530
                                                                                ==========    ==========

Additional cash flow information
   Interest paid                                                                $    1,778    $    2,202
   Income taxes paid                                                            $    1,226    $      657

See accompanying notes to unaudited consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

NOTE B - STOCK OPTION PLANS

         At September 30, 2004, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB

Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plans vest over periods ranging from three to five years.

         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

     (Dollars in thousands, except per share)         Three months ended              Nine months ended
                                                          September 30                   September 30
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
     Net income as reported                       $      1,342    $      1,260    $      3,208    $      2,757
     Add: stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                            2               1               4               2
     Deduct: total stock-based employee
       compensation expense determined under
       fair value method for all awards, net of
       related tax effect                                   (3)             (3)             (4)             (9)
                                                  ------------    ------------    ------------    ------------
     Pro forma net income                         $      1,341    $      1,258    $      3,208    $      2,750

     Earnings per share:

     Basic - as reported                          $       0.54    $       0.49    $       1.28    $       1.08
     Basic - pro forma                            $       0.54    $       0.49    $       1.28    $       1.07

     Diluted - as reported                        $       0.53    $       0.49    $       1.26    $       1.08
     Diluted - pro forma                          $       0.53    $       0.49    $       1.26    $       1.07


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

         Earnings per share have been computed based on the following (dollars in thousands):

                                              Three months ended        Nine months ended
                                                 September 30,             September 30,
                                            -----------------------   -----------------------
                                               2004         2003         2004         2003
                                            ----------   ----------   ----------   ----------
Net earnings                                $    1,342   $    1,260   $    3,208   $    2,757

Average number of shares outstanding         2,490,000    2,546,000    2,503,000    2,553,000
Effect of dilutive options                      41,000       14,000       41,000        8,000
Average number of shares outstanding used
to calculate diluted earnings per share      2,531,000    2,560,000    2,544,000    2,561,000

    All outstanding options were included in the 2004 and 2003 computations.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available for sale. Comprehensive income for the three months ended September 30, 2004 was $1,802,000 compared to $984,000 for the three months ended September 30, 2003. Comprehensive income for the nine months ended September 30, 2004 was $3,082,000 compared to $2,267,000 for the nine months ended September 30, 2003.

NOTE E - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring cannot be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, or the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. During the quarter ended March 31, 2004 the Company foreclosed on a loan secured by a residential care facility, and placed it in Other Real Estate Owned. It was sold in May and its cost was recovered.

NOTE F - STOCK REPURCHASE PROGRAM

         On July 25, 2003, the Board of Directors authorized a stock repurchase program, which calls for the repurchase of up to 5% of the Company's shares, which at that time represented 121,852 shares, based on approximately 2,437,043 shares outstanding at that date.

         On January 23, 2004 the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. Through September 30, 2004, a total of 85,004 shares, or approximately 3.32% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program.

NOTE G -  OTHER-THAN-TEMPORARY IMPAIRMENTS OF CERTAIN INVESTMENTS

         On March 31, 2004, the FASB ratified EITF Issue No. 03-01, which provides guidance on recognizing other-than-temporary impairments on certain investments. The issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, as well as non-marketable equity securities accounted for under the cost method and was originally scheduled to become effective for reporting periods beginning July 1, 2004.

         On September 30, 2004, the FASB delayed certain provisions of EITF 03-01. Its deliberation of EITF 03-01 is expected to resume sometime in November 2004.

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

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended September 30, 2004 were $1,342,000, compared to net earnings of $1,260,000 for the quarter ended September 30, 2003. Net earnings for the nine months ended September 30, 2004 were $3,208,000 compared to $2,757,000 for the nine months ended September 30, 2003. Earnings before income tax expense for the quarter ended September 30, 2004 were $1,779,000, compared to $1,664,000 for the quarter ended September 30, 2003. Earnings before income tax were $4,215,000 for the nine months ended September 30, 2004 compared to $3,662,000 for the nine months ended September 30, 2003.

         Net interest income for the quarter ended September 30, 2004 was $5,567,000, compared to $5,068,000 for the quarter ended September 30, 2003. Net interest income for the nine months ended September 30, 2004 was $15,850,000 compared to $15,103,000 for the nine months ended September 30, 2003.The prime lending rate was 4.25% on July 1, 2004, 4.50% on August 11, 2004, and 4.75% on September 21, 2004, compared to 4.00% in the third quarter of 2003. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index announced for the three months ended September 2004 (based on the three Index Months ended August 31), averaged 1.82%, compared to 2.03% for the three months ended September 2003.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Basic earnings per share were $0.54 for the third quarter of 2004 compared to $0.49 for the third quarter of 2003. Diluted earnings per share were $0.53 for the third quarter of 2004 compared to $0.49 for the third quarter of 2003. Basic earnings per share were $1.28 for the nine months ended September 30, 2004 compared to $1.08 for the nine months ended September 30, 2003. Diluted earnings per share were $1.26 for the nine months ended September 30, 2004 compared to $1.08 for the nine months ended September 30, 2003.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2004 compared to the three- and nine-month periods ended September 30, 2003.

Table 1            NET INTEREST INCOME AND AVERAGE BALANCES
-------                    FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                  Three months ended September 30,
                                     -------------------------------------------------------------------------------------------
                                                       2004                                            2003
                                     -------------------------------------------     -------------------------------------------
                                                                     Annualized                                      Annualized
                                                      Interest        Average                         Interest        Average
                                        Average       Income           Yield           Average        Income           Yield
INTEREST EARNING ASSETS                 Balance      (Expense)         (Cost)          Balance       (Expense)         (Cost)
                                     ------------   ------------    ------------     ------------   ------------    ------------
Loans, gross                         $    315,430   $      5,320            6.69%    $    297,898   $      4,978            6.63%
Taxable securities                         67,938            511            2.98           40,533            347            3.40
Nontaxable securities                      38,872            326            3.33           39,158            358            3.63
Federal funds sold                         14,671             49            1.33            5,137             12            0.93
                                     ------------   ------------                     ------------   ------------
     Total interest earning assets   $    436,911   $      6,206            5.64     $    382,726   $      5,695            5.90

NONINTEREST EARNING ASSETS
Cash and due from banks              $     19,432                                    $     17,925
Premises and equipment                     11,634                                          10,749
Other assets                               11,365                                           6,001
                                     ------------                                    ------------
     Total noninterest earning
          assets                     $     42,431                                    $     34,675
                                     ------------                                    ------------

TOTAL ASSETS                         $    479,342                                    $    417,401
                                     ============                                    ============

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing             $     57,712   ($        28)          (0.19)    $     52,877   ($        24)          (0.18)
Money market                              104,579           (237)          (0.90)          65,616           (124)          (0.75)
Savings                                    61,092            (41)          (0.27)          57,275            (40)          (0.28)
Time deposits                              84,619           (333)          (1.56)          91,512           (438)          (1.90)
Federal funds purchased and other
     borrowings                                --             --              --              345             (1)          (1.15)
                                     ------------   ------------                     ------------   ------------
     Total interest bearing
          liabilities                $    308,002   ($       639)          (0.82)    $    267,625   ($       627)          (0.93)
                                     ------------   ------------                     ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                           113,259                                          93,034
Other liabilities                           5,765                                           5,095
                                     ------------                                    ------------
     Total noninterest bearing
          liabilities                $    119,024                                    $     98,129
                                     ------------                                    ------------

TOTAL LIABILITIES                    $    427,026                                    $    365,754
Stockholders' equity                 $     52,316                                    $     51,647
                                     ------------                                    ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY             $    479,342                                    $    417,401
                                     ============                                    ============

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                          $      5,567            5.06%                   $      5,068            5.25%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

Table 2            NET INTEREST INCOME AND AVERAGE BALANCES
                           FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                  Nine months ended September 30,
                                     -------------------------------------------------------------------------------------------
                                                       2004                                            2003
                                     -------------------------------------------     -------------------------------------------
                                                                     Annualized                                      Annualized
                                                      Interest        Average                         Interest        Average
                                        Average       Income           Yield           Average        Income           Yield
INTEREST EARNING ASSETS                 Balance      (Expense)         (Cost)          Balance       (Expense)         (Cost)
                                     ------------   ------------    ------------     ------------   ------------    ------------
Loans, gross                         $    315,293   $     15,602            6.62%    $    291,566   $     14,984            6.87%
Taxable securities                         41,488            977            3.15           41,202          1,124            3.65
Nontaxable securities                      34,750            909            3.50           35,562          1,022            3.84
Federal funds sold                         17,856            140            1.05            7,369             62            1.12
                                     ------------   ------------                     ------------   ------------
     Total interest earning assets   $    409,387   $     17,628            5.76     $    375,699   $     17,192
                                                                                                                            6.12

NONINTEREST EARNING ASSETS
Cash and due from banks              $     18,969                                    $     17,975
Premises and equipment                     13,863                                          10,960
Other assets                               10,093                                           5,877
                                     ------------                                    ------------
     Total noninterest earning
          assets                     $     42,925                                    $     34,812
                                     ------------                                    ------------

TOTAL ASSETS                         $    452,312                                    $    410,511
                                     ============                                    ============

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing             $     57,347   ($        88)          (0.21)    $     51,485   ($        85)          (0.22)
Money market                               84,103           (533)          (0.85)          65,088           (442)          (0.91)
Savings                                    59,822           (119)          (0.27)          55,285           (147)          (0.36)
Time deposits                              88,515         (1,038)          (1.57)          90,642         (1,414)          (2.09)
Federal funds purchased and other
   borrowings                                  --             --              --              151             (1)          (0.89)
                                     ------------   ------------                     ------------   ------------
     Total interest bearing
          liabilities                $    289,787   ($     1,778)          (0.82)    $    262,651   ($     2,089)          (1.06)
                                     ------------   ------------                     ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                           104,618                                          91,152
Other liabilities                           5,666                                           5,010
                                     ------------                                    ------------
     Total noninterest bearing
          liabilities                $    110,284                                    $     96,162
                                     ------------                                    ------------

TOTAL LIABILITIES                    $    400.071                                    $    358,813
Stockholders' equity                 $     52,241                                    $     51,698
                                     ------------                                    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $    452,312                                    $    410,511
                                     ============                                    ============

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                          $     15,850            5.18%                   $     15,103            5.37%


         Tables 1 and 2, above, shows the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2004 and 2003. The principal interest earning assets are loans, from a volume perspective as well as from an earnings rate. For the quarter ended September 30, 2004, average loans outstanding represented 72.2% of average earning assets. For the quarter ended September 30, 2003, they represented 77.8% of average earning assets. For the nine months ended September 30, 2004 and 2003, average loans outstanding represented 77.0% and 77.5%, respectively, of average earning assets.

         While the yield on total interest earning assets for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 decreased from 5.90% to 5.64%, or 26 basis points, this was offset by the larger volume invested in loans, which resulted in a $511,000 increase in total interest income. Comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003, the yield on total interest earning assets decreased by 36 basis points. Again, this was offset by a larger volume invested in loans, producing an increase in total interest income of $436,000, or 2.54%

         For the three months ended September 30, 2004 compared to the three months ended September 30, 2003, the cost on total interest bearing liabilities decreased from 0.93% to 0.82%, a decrease of 11 basis points. The most expensive source of interest bearing liabilities are the time certificates of deposit. Their average cost decreased from 1.90% to 1.56%, and the expense on these deposits decreased $105,000 for the three months ended September 30, 2004 compared to 2003. Money market deposits increased $38,963,000 or 59.38%, causing total interest expense on interest bearing liabilities to increase by $12,000.

         For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, the cost on total interest bearing liabilities decreased from 1.06% to 0.82%.

         For the three and nine month periods ended September 30, 2004 and September 2003, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to:
(a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

         For three months ended September 30, 2004 compared to three months ended September 30, 2003, the major contributors to change in interest income were average real estate and construction loans, which increased by $7,475,000, and average commercial loans, up by $9,743,000. For the nine months ended September 30, 2004 and September 30, 2003, average real estate and construction loans increased by $12,780,000 and average commercial loans increased by $10,939,000. For the two three month periods, interest rates on loans did not change significantly, but for the nine months, there was more of a decline in interest attributable to interest on loans. On the interest expense side, because of maturing time certificates, more of the interest decrease for the current quarter was attributable to changes in rate, and more so for the nine months of this year compared to last year.

Table 3                                            FNB BANCORP AND SUBSIDIARY
-------                                          RATE/VOLUME VARIANCE ANALYSIS

                                                Three Months Ended September 30,
(Dollars in thousands)                               2004 Compared to 2003

                                           Interest                Variance
                                        Income/Expense          Attributable To
                                           Variance          Rate           Volume
                                         ------------    ------------    ------------
INTEREST EARNING ASSETS
Loans                                    $        342    $         46    $        296
Taxable securities                                164             (42)            206
Nontaxable securities                             (32)            (29)             (3)
Federal funds sold                                 37               5              32
                                         ------------    ------------    ------------
   Total                                 $        511    ($        20)   $        531
                                         ------------    ------------    ------------

INTEREST BEARING LIABILITIES
Demand deposits                          $          4    $          2    $          2
Money market                                      113              25              88
Savings deposits                                    1              (2)              3
Time deposits                                    (105)            (72)            (33)
Fed funds purchased & other borrowings             (1)             --              (1)
                                         ------------    ------------    ------------
   Total                                 $         12    ($        47)   $         59
                                         ------------    ------------    ------------

NET INTEREST INCOME                      $        499    $         27    $        472
                                         ============    ============    ============


Table 4                                           FNB BANCORP AND SUBSIDIARY
                                                RATE/VOLUME VARIANCE ANALYSIS

                                               Nine Months Ended September 30,
(Dollars in thousands)                              2004 Compared To 2003

                                           Interest                Variance
                                        Income/Expense          Attributable To
                                           Variance          Rate           Volume
                                         ------------    ------------    ------------
INTEREST EARNING ASSETS
Loans                                    $        618    ($       601)   $      1,219
Taxable securities                               (147)           (154)              7
Nontaxable securities                            (113)            (92)            (21)
Federal funds sold                                 78             (10)             88
                                         ------------    ------------    ------------
   Total                                 $        436    ($       857)   $      1,293
                                         ------------    ------------    ------------

INTEREST BEARING LIABILITIES
Demand deposits                          $          3    ($         7)   $         10
Money market                                       91             (30)            121
Savings deposits                                  (28)            (37)              9
Time deposits                                    (376)           (343)            (33)
Fed funds purchased & other borrowings             (1)             --              (1)
                                         ------------    ------------    ------------
   Total                                 ($       311)   ($       417)   $        106
                                         ------------    ------------    ------------

NET INTEREST INCOME                      $        747    ($       440)   $      1,187
                                         ============    ============    ============

Provision for loan losses
-------------------------

         The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures, as well as aggressively pursuing collection efforts with troubled debtors. The Company provided $120,000 and $40,000 for loan losses in the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, it provided $360,000 and $780,000. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. Additional comments on the subject are mentioned on page 17, in the "Allowance for loan losses" section of this report.

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

         Table 5                                      NONINTEREST INCOME

                                         Three months ended         Nine months ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
         (Dollars in thousands)           2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
         Service charges               $      591   $      668   $    1,901   $    1,997
         Credit card fees                     241          275          681          733
         Other income                         124           61          255          212
                                       ----------   ----------   ----------   ----------
            Total noninterest income   $      956   $    1,004   $    2,836   $    2,942
                                       ==========   ==========   ==========   ==========


         Noninterest income consists mainly of service charges on deposits, credit card fees, and other miscellaneous types of income. For the quarter ended September 30, 2004 compared to September 30, 2003, total noninterest income decreased $48,000 or 4.78%. The major component, service charges, decreased $77,000 while other income increased $63,000. The main component of other income, tax free income on officer's life insurance, increased $67,000. For the nine months ended September 30, 2004 and September 30, 2003, total noninterest income declined by $106,000, or 3.60%. The major component, service charges, declined $96,000, or 4.81%.


Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6                                          NONINTEREST EXPENSE

(Dollars in thousands)              Three months ended         Nine months ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     2004         2003         2004         2003
                                  ----------   ----------   ----------   ----------
Salaries and employee benefits    $    2,623   $    2,540   $    7,977   $    8,167
Occupancy expense                        301          296          992          939
Equipment expense                        425          398        1,265        1,171
Professional fees                        267          183          847          592
Telephone, postage and supplies          271          227          849          675
Bankcard expense                         219          235          606          629
Other expense                            518          489        1,576        1,430
                                  ----------   ----------   ----------   ----------
   Total noninterest expense      $    4,624   $    4,368   $   14,112   $   13,603
                                  ==========   ==========   ==========   ==========

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2004 compared to three months ended September 30, 2003, it represented 56.7% and 58.2% of total noninterest expenses. For the nine months ended September 30, 2004 and 2003, it was 56.5% and 60.0% of total noninterest expense. These decreases are attributable to outsourcing the bank's in-house courier service, and attrition, which saw full-time equivalent employees decline from 168 employees at September 30, 2003 to 161 employees at September 30, 2004. The remaining categories are less significant. However, professional fees increased by 45.9% in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, and increased by 43.1% for the nine months ended September 30, 2004 compared to 2003. This reflects the increasing costs associated with compliance issues such as the Patriot Act, Sarbanes-Oxley, and the Gramm-Leach-Bliley Act. Telephone, postage and supplies increased 19.4% for the quarter ended September 30, 2004 compared to the same quarter in 2003, and increased 25.8% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. During 2004, an overhaul of the telephone and general telecommunications systems has been implemented, with some parallel billing accounting for the increase.

Income Taxes
------------

         The effective tax rate for the quarter ended September 30, 2004 was 24.6% compared to 24.3% for the quarter ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 and September 30, 2003, respectively was 23.9% and 24.7%. The primary difference between the statutory tax rate of 34% and the effective tax rate is due to a reduction due to tax-free municipal bond interest, a reduction due to Low Income Housing tax credits, and an increase in state taxes. The variance for each period reflects a greater or lesser proportion of income from investments in tax-free municipal securities, variable amounts of Low Income Housing tax credits, and variable increases in state taxes.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at September 30, 2004 are adequate to meet its operating needs in 2004 and going forward into the foreseeable future.

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of September 30, 2004. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

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

Table 7                                                                  RATE SENSITIVE ASSETS/LIABILITIES
-------                                                                       As of September 30, 2004

(Dollars in thousands)                             Three        Over Three     Over One       Over          Not
                                                   Months       To Twelve      Through        Five          Rate-
                                                  Or Less         Months      Five Years      Years       Sensitive       Total
                                                 ----------     ----------    ----------    ----------    ----------    ----------
Interest earning assets:
Federal funds sold                               $   11,100     $       --    $       --    $       --    $       --    $   11,100
Securities available for sale                         1,004         18,183        79,338        11,548            --       110,073
Loans                                               275,258         11,233         9,138        22,968         2,732       321,329
                                                 ----------     ----------    ----------    ----------    ----------    ----------
   Total interest earning assets                    287,362         29,416        88,476        34,516         2,732       442,502
Cash and due from banks                                  --             --            --            --        17,752        17,752
Allowance for loan losses                                --             --            --            --        (3,228)       (3,228)
Other assets                                             --             --            --            --        28,361        28,361
                                                 ----------     ----------    ----------    ----------    ----------    ----------
  Total assets                                   $  287,362     $   29,416    $   88,476    $   34,516    $   45,617    $  485,387
                                                 ==========     ==========    ==========    ==========    ==========    ==========

Interest bearing liabilities:
Demand, interest bearing                         $   50,744     $       --    $       --    $       --    $       --    $   50,744
Savings and money market                            170,247             --            --            --            --       170,247
Time deposits                                        84,771             --            --            --            --        84,771
                                                 ----------     ----------    ----------    ----------    ----------    ----------
   Total interest bearing liabilities               305,762             --            --            --            --       305,762
                                                 ----------     ----------    ----------    ----------    ----------    ----------
Noninterest demand deposits                              --             --            --            --       121,403       121,403
Other liabilities                                        --             --            --            --         5,444         5,444
Stockholders' equity                                     --             --            --            --        52,655        52,655
                                                 ----------     ----------    ----------    ----------    ----------    ----------
   Total liabilities and stockholders' equity    $  305,762     $       --    $       --    $       --    $  179,625    $  485,387
                                                 ==========     ==========    ==========    ==========    ==========    ==========
Interest rate sensitivity gap                    ($  18,400)    $   29,416    $   88,476    $   34,516    ($ 134,008)   $       --
                                                 ==========     ==========    ==========    ==========    ==========    ==========

Cumulative interest rate sensitivity gap         ($  18,400)    $   11,016    $   99,492    $  134,008    $       --    $       --

Cumulative interest rate sensitivity gap ratio        (6.40%)         3.48%        24.55%        30.47%           --            --

Financial Condition
-------------------

         Assets. Total assets increased to $485,387,000 at September 30, 2004 from $429,448,000 at December 31, 2003, an increase of $55,939,000. Most of this increase was in securities available for sale, which increased $46,381,000, with loans, premises and other assets increasing by $11,287,000, offset by a decline of $1,792,000 in cash and due from banks. The increase in total assets was funded mainly by an increase in deposits of $52,950,000.

         Loans. Net loans at September 30, 2004 were $318,101,000, an increase of $5,172,000 or 1.65% over December 31, 2003. Construction loans decreased $16,037,000, representing most of the decrease, while real estate loans increased by $24,568,000. Construction loans outstanding can vary significantly, because the loans are funded gradually, but once completed, the amount paid off is large. The commercial and consumer loans decreased $3,557,000. The portfolio breakdown was as follows.

         Table 8                                            LOAN PORTFOLIO
         -------

                                     September 30,                    December 31,
         (In thousands)                  2004           Percent           2003          Percent
                                     ------------    ------------    ------------    ------------
         Real Estate                 $    239,156            74.1%   $    214,588            67.5%
         Construction                      32,573            10.1          48,610            15.3
         Commercial                        49,194            15.2          52,248            16.4
         Consumer                           2,048             0.6           2,551             0.8
                                     ------------    ------------    ------------    ------------
            Gross loans                   322,971           100.0%        317,997           100.0%
                                                     ============                    ============
         Net deferred loan fees            (1,642)                         (1,784)
         Allowance for loan losses         (3,228)                         (3,284)
                                     ------------                    ------------
            Net loans                $    318,101                    $    312,929
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

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2004 and the nine months ended December 31, 2003 is as follows:

         Table 9                               ALLOWANCE FOR LOAN LOSSES
         -------

                                       Nine months ended     Nine months ended
         (In thousands)                September 30, 2004    September 30, 2003
                                       ------------------    ------------------
         Balance, beginning of period  $            3,284    $            3,396
         Provision for loan losses                    360                   780
         Recoveries                                     1                     4
         Amounts charged off                         (417)                 (880)
                                       ------------------    ------------------
         Balance, end of period        $            3,228    $            3,300
                                       ==================    ==================

         In management's judgment, the allowance was adequate to absorb probable losses currently inherent in the loan portfolio at September 30, 2004. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance. At September 30, 2004, the allowance represented 1.00% of gross loans net of unearned loan fees, compared to September 30, 2003, where it represented 1.09% of gross loans net of unearned loan fees. At September 30, 2004, the allowance represented 118.6% of nonperforming loans, compared to September 30, 2003, where it represented 35.82% of nonperforming loans.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At September 30, 2004, there was $2,732,000 in non-accrual loans, compared to $9,085,000 at December 31, 2003. One loan secured by an office building, and another to a residential care facility were the main portion of the December 31, 2003 nonaccrual loans. The first loan was secured by an office building in the Silicon Valley community of Mountain View, which was placed in nonaccrual status due to a significant decline in the underlying value of the collateral. At December 31, 2003, its balance was $3,128,000.The loan had been written down to its current market value and is at $2,670,000 on September 30, 2004. The guarantors continue to perform according to the contractual obligations of the documents. The other loan was to a residential care facility with a balance of $5,827,000, which was sold in May, 2004. There were no foreclosed assets or loans past due 90 days and still accruing on either date.

                  In the first quarter of 2004, the Company foreclosed and took into Other Real Estate Owned, the loan secured by a residential care facility with a net loan balance of $5,827,000. This loan was previously in nonaccrual status due to a payment default, and ultimately a bankruptcy filed by the borrower. The loan was sold with no loss of principal in the second quarter of 2004.


         Deposits. Total deposits at September 30, 2004 were $427,165,000 compared to $374,214,000 on December 31, 2003. Of these totals, noninterest-bearing demand deposits were $121,403,000 or 28.4% of the total on September 30, 2004 and $96,567,000 or 25.8% on December 31, 2003. Savings and money market deposits were $170,247,000 on September 30, 2004, and $122,705,000 on December 31, 2003. Time deposits were $84,771,000 on September 30, 2004 and $91,968,000 on December 31, 2003.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2004:

         Table 10
         --------

         (Dollars in thousands)              Under      $100,000
         Maturities:                       $100,000      or more      Total
                                          ----------   ----------   ----------
         Three months or less             $   16,728   $   16,488   $   33,216
         Over three to six months             11,655        8,127       19,782
         Over six through twelve months        9,537        6,246       15,783
         Over twelve months                   11,207        4,783       15,990
                                          ----------   ----------   ----------
             Total                        $   49,127   $   35,644   $   84,771
                                          ==========   ==========   ==========

         The following table shows the risk-based capital ratios and leverage ratios at September 30, 2004 and December 31, 2003:

         Table 11
         --------                                                          Minimum "Well
                                        September 30,    December 31,       Capitalized"
         Risk-Based Capital Ratios          2004             2003           Requirements
         Tier 1 Capital                    13.23%           13.29%    >         6.00%
                                                                      -

         Total Capital                     14.04%           14.15%    >        10.00%
                                                                      -

         Leverage Ratios                   10.82%           12.06%    >         5.00%
                                                                      -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of September 30, 2004, Liquid Assets were $138,925,000, or 28.6% of total assets. As of December 31, 2003, Liquid Assets were $94,336,000, or 22.0% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2004 net loans were at 74.5% of deposits. On December 31, 2003 net loans were at 83.6%.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
-----------------------------------------------------------------------

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $91,332,000 and $56,888,000 at September 30, 2004 and December 31, 2003, respectively. As a percentage of net loans, these off-balance sheet items represent 28.7% and 18.2% respectively.


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

Subsequent Event

         On November 5, 2004, the Bank entered into an Acquisition Agreement with Sequoia National Bank, based in San Francisco, California, and Hemisphere National Bank, based in Miami, Florida. Whereby the Bank proposes to acquire all of the assets and San Francisco-based banking operations of Sequoia National Bank. The all-cash purchase price to be paid by the Bank is valued at approximately $11.7 million or $2.45 per share. Under the terms of the Acquisition Agreement, Hemisphere National Bank proposes to simultaneously acquire the remaining national bank charter of Sequoia National Bank, including Sequoia's regulatory authority to establish branch offices in Los Angeles (and elsewhere in California), representing approximately $0.11 per share in additional consideration (after estimated corporate taxes and other transaction related expenses) to the Sequoia National Bank shareholders. The transaction will be taxable to shareholders of Sequoia National Bank. The Acquisition Agreement has been approved by the Boards of Directors of the Bank, Sequoia National Bank and Hemisphere National Bank. The closing of the transactions contemplated by the Acquisition Agreement is presently expected to occur during the first quarter of 2005, subject to the satisfaction of various conditions set forth in the Acquisition Agreement, including approval of the shareholders of Sequoia National Bank, the receipt of all necessary bank regulatory approvals, and other conditions customary for transactions of this type.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended September 30, 2004, the prime lending rate was raised to 4.25% on July 1, 2004, 4.50% on August 11, 2004, and to 4.75% on September 21,
2004. It had been 4.00% for the first half of the year. From January 1, 2003 through June 26, 2003, the prime lending rate was 4.25%, and dropped to 4.00% from June 27 to the end of December 2003. The changes were not as significant as in prior years. The effect of these rate changes was mitigated, because a significant amount of the Real Estate loan portfolio is subject to interest rate caps and floors. Consequently, this did not have a material effect on earnings.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2004. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities, and Use of Proceeds


                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------
Period                     (a)              (b)          (c)                       (d)
                           Total Number     Average      Number of Shares          Maximum Number (or
                           Of Shares (or    Price Paid   (or Units) Purchased      Approximate Dollar Value)
                           Units)           Per Share    As Part of Publicly       of Shares (or Units) that
                           Purchased        (or Unit)    Announced Plans or        May Yet Be Purchased
                                                         Programs                  Under the Plans or
                                                                                   Programs
------------------------------------------------------------------------------------------------------------
Month #1
July 1                          1,000         $32.50            1,000                       60,891
through
July 31, 2004
------------------------------------------------------------------------------------------------------------
Month #2
August 1                       15,950         $33.00           15,950                       44,941
Through
August 31, 2004
------------------------------------------------------------------------------------------------------------
Month #3
September 1                     2,000         $33.00            2,000                       42,941
Through
September 30, 2004
------------------------------------------------------------------------------------------------------------
Total                          18,950                          18,950
------------------------------------------------------------------------------------------------------------

Footnote: On July 25, 2003, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock, or approximately 121,852 shares. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. On January 23, 2004, the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. On September 30, 2004, a total of 85,004 shares, or approximately 3.32% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2003, to shareholders of record on November 28, 2003) had been repurchased pursuant to the program. The program (as extended) calls for the further purchase of an additional 42,941 shares, subject to an aggregate limit of five percent of the registrant's common stock. All such transactions, including any block purchases, will be structured to comply with Commission Rule 10b-18 and all shares that are purchased under this program will be retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the program at any time for any reason.

Item 6.  Exhibits

                  Exhibits

                  31:  Rule 13a-14(a)/15d-14(a) Certifications
                  32:  Section 1350 Certifications


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           FNB BANCORP
                                           (Registrant)


Dated:


November 9, 2004.                          By: /s/ THOMAS C. MC GRAW
                                               ----------------------------
                                               Thomas C. Mc Graw
                                               Chief Executive Officer
                                               (Authorized Officer)


                                           By: /s/ JAMES B. RAMSEY
                                               ----------------------------
                                               James B. Ramsey
                                               Senior Vice President
                                               Chief Financial Officer
                                               (Principal Financial Officer)