Form 10-K
period 2004-12-31
FNB BANCORP/CA/
filed 2005-03-29
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

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

  Securities registered pursuant to Section 12(b) of
                                            the Act:  None
                                                     ---------------------------

  Securities registered pursuant to Section 12(g) of
                                            the Act:
                                                     ---------------------------

                                     Title of Class:  Common Stock, no par value
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

   Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $73,460,064

   Number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2005

            No par value Common Stock - 2,566,332 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   The following documents are incorporated by reference into this Form 10-K:
           Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2005 annual meeting of shareholders.

                               Page 1 of 87 pages

                                     PART I

ITEM 1.   BUSINESS
------------------

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

         The Bank was organized in 1963 as "First National Bank of Daly City." In 1995, the shareholders approved a change in the name to "First National Bank of Northern California." The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates eleven full service banking offices within its primary service area of San Mateo County, in the cities of Colma, Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City and Pescadero. The Bank also provides reduced services since August 2003 for the City and County of San Francisco through its Flower Mart facility in San Francisco. These services are limited to a night drop and an ATM machine. The Bank's primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

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

         First National Bank offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. First National Bank provides a full line of business financial products with specialized services such as courier, appointment banking, and business internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with access through the internet. First National Bank also makes available commercial, standby letters of credit, construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services. During 2003, the Bank added Debit Card and Online Banking, while the Bill Payment product was introduced in 2004.

         Most of First National Bank's deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2004, First National Bank had a total of 23,441 accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2004, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank's deposits.

         At December 31, 2004, the Company had total assets of $490,054,000, net loans of $340,906,000, deposits of $413,253,000 and shareholders' equity of $52,629,000. The Company competes with approximately 33 other banking or savings institutions in its service areas. The Company's market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.43% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2004). See "Competitive Data" below.

Employees
---------

         At December 31, 2004, The Company employed 160 persons on a full-time basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Pending Transaction
-------------------

         First National Bank has entered into an Acquisition Agreement dated November 5, 2004, as amended, with Sequoia National Bank, a national banking association based in San Francisco, California ("Sequoia"), Hemisphere National Bank, a national banking association based in Miami, Florida ("HNB") and Privee Financial, Inc., the holding company for HNB ("Privee"), whereby First National Bank proposes to acquire, for cash, all of the assets, liabilities and banking business of Sequoia and, simultaneously, HNB proposes to acquire and merge with the remaining national bank charter of Sequoia and then relocate the charter to Monterey Park, California. Pursuant to the terms of the Acquisition Agreement, as amended, the two banking offices of Sequoia (located at 65 Post Street and at 699 Portola Drive in San Francisco, California) would become branches of First National Bank. Consummation of the transactions contemplated by the Acquisition Agreement, as amended, is subject to approval by the Sequoia shareholders and the prior receipt of all necessary regulatory approvals. The Company and First National Bank have filed applications with the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System seeking their respective approvals to consummate the proposed transaction, and such applications are currently pending. HNB and Privee are also seeking the approvals from the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, separate from the applications filed by the Company and First National Bank. There can be no assurance that any or all of the required regulatory approvals will be obtained in a timely manner, or at all, or that consummation of the proposed transactions will occur as provided in the Acquisition Agreement, as amended. The Sequoia shareholders approved the proposed transactions at a special meeting of shareholders held on March 16, 2005.

Available Information
---------------------

         FNB Bancorp and First National Bank maintain an Internet website at http://www.fnbnorcal.com. The Company's annual report on form 10-K, quarterly reports on Form 10-Q, current reports on 10-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company's common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Information on such website is not incorporated by reference into this report.


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

         First National Bank of Northern California. As a national banking association licensed under the national banking laws of the United States, First National Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to supervision and regulation by the Federal Deposit Insurance Corporation, the Board of Governors, and the Office of the Comptroller of the Currency. This supervision and regulation includes comprehensive reviews of all major aspects of First National Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. First National Bank is required to file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. First National Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the applicable legal limits.

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

         At December 31, 2004, The Company was in compliance with the risk-weighted capital and leverage ratios. See "Capital" under Item 7 below.



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

Additional Regulations
----------------------

         Under FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. FDICIA further generally prohibits an insured bank from engaging as a principal in any activity that is impermissible for a national bank, absent Federal Deposit Insurance Corporation determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that such bank is, and will continue to be, within applicable capital standards.

         The Federal Financial Institutions Examination Council ("FFIEC") utilizes the Uniform Institutions Rating System ("UFIRS"), commonly referred to as "CAMELS," to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, will be subject to evaluation and examination under a revised bank holding company rating system. This so-called BOPEC rating system, implemented in 1979, has been focused primarily on financial condition, consolidated capital and consolidated earnings. The new rating system reflects a change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

         FNB Bancorp has paid quarterly dividends for each quarter commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of the Company's earnings, financial condition, future capital funds, regulatory requirements and other factors such as the Board of Directors may deem relevant. It is the intention of the Company to pay cash dividends, subject to legal restrictions on the payment of cash dividends and depending upon the level of earnings, management's assessment of future capital needs and other factors to be considered by the Board of Directors.

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


                                   COMPETITION

Competitive Data
----------------

         In its market area, First National Bank competes for deposit and loan customers with other banks (including those with much greater resources), thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank's legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2004, First National Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $8,305,000 on an unsecured basis and $13,842,000 on a fully secured basis, based on regulatory capital of $55,366,000.

         First National Bank's business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of First National Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the June 2004 Deposit and Market Share Report prepared by California Banksite Corporation, there were 149 commercial and savings banking offices in San Mateo County with a total of $16,967,470,000 in deposits at June 30, 2004. First National Bank had a total of 11 offices with total deposits of $413,130,000 at the same date, or 2.43% of the San Mateo County totals. At

December 31, 2003, there were 148 commercial and savings banking offices in San Mateo County with total deposits of $16,384,560,000, while First National Bank had $374,640,000, or 2.29% of the San Mateo County totals.

         In 1996, pursuant to Congressional mandate, the Federal Deposit Insurance Corporation reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, First National Bank's current capital ratios and level of deposits, First National Bank anticipates no change in the assessment rate applicable to it during 2005 from that in 2004.

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

         The Gramm-Leach-Bliley Act (the "Act"), eliminated most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by the Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a structure authorized by the Act.

         Prior to the Act, significant restrictions existed on the affiliation of banks with securities firms and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The Act removed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now, among other matters, insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

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

         One further effect of the Act was to require that federal financial institution and securities regulatory agencies prescribe regulation to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

         Neither the Company nor First National Bank has determined whether or when it may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become clear.

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

         Section 313 (a) of the Patriot Act prohibits any insured financial institution such as First National Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313 (a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319 (b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

         The Company and First National Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313 (a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

         The Check Clearing for the 21st Century Act (commonly referred to as "Check 21") was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a "substitute check" which permits banks to truncate original checks, to process check information electronically and to deliver "substitute checks" to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create "substitute checks." The Company and First National Bank do not currently anticipate that compliance with the Act will have a material effect upon their financial position or results of operations or cash flows.

Sarbanes-Oxley Act of 2002
--------------------------

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which addressed certain concerns regarding corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

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

         Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. This disclosure obligation became effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

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

o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. To qualify as an "audit committee financial expert," a person must have:

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

The disclosure obligation contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under
Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

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

o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in, reducing the filing deadline for Form 10-K reports from the current 75 days(formerly 90 days) after the fiscal year end to 60 days, and Form 10-Q reports from the current 45 days (formerly 45 days) after the fiscal quarter end to 35 days, in each case to be effective for the respective reports filed for fiscal years ending on or after December 15, 2005.

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

The effect of the Act upon the Company is uncertain; however, the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

California Corporate Disclosure Act
-----------------------------------

         The California Corporate Disclosure Act (the "CCD Act"), became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

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

         In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on the Company and First National Bank.


ITEM 2. PROPERTIES
------------------


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

         First National Bank leases premises at 210 Eureka Square, Pacifica, California 94044, for its Eureka Square Branch Office. This ground floor space of approximately 3,000 square feet is leased from Joseph A. Sorci and Eldiva Sorci. The lease term is for 5 years, commencing January 1, 1995, with two 5-year options to extend the lease term, the second of which has been exercised and expires on December 31, 2009.

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

         First National Bank leases premises at 150 East Third Avenue, San Mateo, CA 94401, for its San Mateo Branch Office. The lease term is for 5 years, which will expire July 31, 2008. The location consists of approximately 4,000 square feet of ground floor usable commercial space.

         The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the full text of the lease agreements listed as exhibits to this report.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
-------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------


         Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, "FNBG.OB." There has been limited trading in the shares of common stock of the Company. On March 22, 2005, the company had approximately 390 shareholders of common stock of record.

         The following table summarizes sales of the common stock of FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect stock dividends effected December 15, 2003 and December

15, 2004. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                         Bid Price of FNB Bancorp
                               Common Stock              Cash
                                                       Dividends
                           High             Low       Declared (1)
                           ----             ---       ------------
          2003
          ----
     First Quarter       $22.7665        $22.2222         $0.12
     Second Quarter      $24.0363        $22.3583          0.12
     Third Quarter        26.7573         23.8095          0.12
     Fourth Quarter       27.6644         26.3038          0.12
                                                           0.12        Special
                                                                       Dividend

          2004
          ----
     First Quarter       $35.2857        $28.7333         $0.12
     Second Quarter       31.3333         29.5238          0.12
     Third Quarter        31.9524         30.4762          0.12
     Fourth Quarter       36.5000         33.5500          0.12
                                                           0.12        Special
                                                                       Dividend


(1) See Item 1, "Limitations on Dividends," for a discussion of the limitations applicable to the payment of dividends by FNB Bancorp.

                      Issuer Purchases of Equity Securities

-----------------------------------------------------------------------------------------------------------
Period                (a)               (b)            (c)                      (d)
                      Total Number      Average        Number of Shares         Maximum Number (or
                      Of Shares (or     Price Paid     (or Units) Purchased     Approximate Dollar Value)
                      Units)            Per Share      As Part of Publicly      Of Shares (or Units) that
                      Purchased                        Announced Plans or       May Yet Be Purchased
                                                       Programs                 Under the Plans or Programs
-----------------------------------------------------------------------------------------------------------
Month #1
October 1                3,500           $35.25              3,500                      39,461
through
October 31, 2004
-----------------------------------------------------------------------------------------------------------
Month #2
November 1              14,958           $35.88             14,958                      24,503
Through
November 30, 2004
-----------------------------------------------------------------------------------------------------------
Month #3
December 1               5,000           $34.84              5,000                      22,967
Through
December 31, 2004
-----------------------------------------------------------------------------------------------------------
Total                   23,458                              23,458
-----------------------------------------------------------------------------------------------------------

Footnote: On July 25, 2003 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock, or approximately 121,852 shares. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. On January 23, 2004 the Board of Directors of the registrant authorized an extension of the FNB Bancorp stock repurchase program previously adopted on July 25, 2003. On December 31, 2004, a total of 108,462 shares, or approximately 4.11% of the shares outstanding on that date (adjusted for the stock dividend paid by the registrant on December 15, 2004, to shareholders of record on December 1, 2004) had been repurchased pursuant to the program. The program (as extended) calls for the further purchase of 22,967 shares, subject to an aggregate limit of five percent (5%) of the registrant's outstanding shares of common stock. All such transactions, including any block purchases, will be structured to comply with Commission Rule 10b-18 and all shares that are purchased under this program will be retired. The Board of Directors reserved the right to suspend, terminate, modify or cancel the program at any time for any reason. Column (d) above reflects the number of shares available to be repurchased as of December 31, 2004, based on 5% of 2,586,269 shares outstanding, including a stock dividend paid on December 15, 2004, minus all repurchases to date. The Board of Directors of the registrant has terminated the stock repurchase program, effective as of March 25, 2005.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The following table presents a summary of selected financial information that should be read in conjunction with the Company's financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

Dollars in thousands, except per
share amounts and ratios                      2004          2003          2002          2001          2000
STATEMENT OF INCOME DATA
Total interest income                     $   24,046    $   22,867    $   26,159    $   30,844    $   30,862
Total interest expense                         2,533         2,658         4,288         7,935         8,192
                                          ----------    ----------    ----------    ----------    ----------
Net interest income                           21,513        20,209        21,871        22,909        22,670
Provision for loan losses                        480           780           150           300           425
                                          ----------    ----------    ----------    ----------    ----------
Net interest income after provision for
    loan losses                               21,033        19,429        21,721        22,609        22,245
Total non interest income                      3,787         4,026         3,308         3,007         3,781
Total non interest expenses                   18,555        17,918        18,705        17,911        15,977
                                          ----------    ----------    ----------    ----------    ----------
Earnings before taxes                          6,265         5,537         6,324         7,705        10,049
Income tax expense                             1,577         1,396         1,510         2,468         2,921
                                          ----------    ----------    ----------    ----------    ----------
Net earnings                              $    4,688    $    4,141    $    4,814    $    5,237    $    7,128
                                          ==========    ==========    ==========    ==========    ==========

PER SHARE DATA - see note
Net earnings per share:
   Basic                                  $     1.79    $     1.55    $     1.80    $     1.96    $     2.66
   Diluted                                $     1.76    $     1.54    $     1.79    $     1.95    $     2.66
Cash dividends per share                  $     0.60    $     0.60    $     1.00    $     1.23    $     1.00
Weighted average shares outstanding:
   Basic                                   2,619,000     2,668,000     2,679,000     2,678,000     2,678,000
   Diluted                                 2,670,000     2,695,000     2,688,000     2,684,000     2,660,000
Shares outstanding at period end           2,586,269     2,518,559     2,437,043     2,318,849     2,208,658
Book value per share                      $    20.35    $    20.64    $    21.01    $    20.06    $    19.52

BALANCE SHEET DATA
Investment securities                        102,823        63,692        75,963        65,311        87,241
Net loans                                    340,906       316,213       284,889       288,067       229,669
Allowance for loan losses                      3,334         3,284         3,396         3,543         3,332
Total assets                                 490,054       429,448       401,834       397,388       379,102
Total deposits                               413,253       374,214       347,406       344,079       330,457
Shareholders' equity                          52,629        51,987        31,203        46,523        43,128

SELECTED PERFORMANCE DATA
Return on average assets                        1.02%         1.00%         1.17%         1.30%         1.97%
Return on average equity                        8.94%         8.00%         9.87%        11.43%        17.42%
Net interest margin                             5.16%         5.33%         5.83%         6.34%         6.97%
Average loans as a percentage of
   average deposits                            79.98%        82.93%        80.79%        77.67%        75.42%
Average total stockholder's equity as
   a percentage of average total assets        11.37%        12.49%        11.86%        11.41%        11.31%
Dividend payout ratio                          32.54%        35.63%        29.35%        43.38%        37.50%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans           0.13%         0.30%         0.10%         0.03%         0.01%
Allowance for loan losses/Total Loans           0.97%         1.04%         1.18%         1.21%         1.43%
CAPITAL RATIOS
Tier 1 risk-based                              12.69%        13.29%        13.92%        12.98%        14.54%
Total risk-based                               13.50%        14.15%        14.87%        13.98%        15.67%
Leverage                                       10.71%        12.06%        12.16%        11.41%        11.28%

 Note: per share data has been adjusted for stock dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS OF  FNB BANCORP AND SUBSIDIARY
--------------------------------------------

         Note: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Reference should be made to the risks and uncertainties described under the heading, "Forward-Looking Statements," on page 2 of this report. Reference should also be made to the information set forth under the heading, "Pending Transaction," on page 4 of this report.

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

Prospective Accounting Changes
------------------------------

         On December 12, 2003, AICPA issued Statement of Position 03-3 which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer, including such loans acquired in purchase business combinations. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company is prospectively adopting SOP 03-03 effective for loans acquired beginning January 1, 2005.

         In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair-value method, and record such expense in its financial statements, for interim or annual reporting periods beginning after June 15, 2005. The revised Statement eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

         This accounting change is not expected to have a material effect on the consolidated financial statements.

Earnings Analysis
-----------------

         Net earnings in 2004 were $4,688,000, a 13.2% increase from 2003 earnings of $4,141,000. Earnings for the year 2003 decreased $673,000 or 14.0% from year 2002 earnings of $4,814,000. The principal source of earnings is interest income on loans. The period from the year 2002 through 2003 saw a series of decreases in the prime lending rate. At the beginning of 2002, the rate was 4.75%, and the year ended at 4.25%. In the year 2003, the rate started at 4.25%, and ended at 4.00%. In 2004, the rate started to rise. The year 2004 started at 4.00% and ended at 5.25 %.

         Basic earnings per share were $1.79 in 2004; $1.55 in 2003 and $1.80 in 2002. Diluted earnings per share were $1.76 in 2004; $1.54 in 2003; and $1.79 in 2002.

         Net interest income for 2004 was $21,513,000, an increase of $1,304,000 or 6.5% from 2003. Net interest income was $20,209,000 in 2003, a decrease of $1,662,000 or 7.6% from 2002. Interest income was $24,046,000 in 2004, an increase of $1,179,000 or 5.2% over 2003. Interest income was $22,867,000 in 2003, a decrease of $3,292,000, or 12.6% from 2002. Average interest earning assets in 2004 were $418,323,000, an increase of $39,054,000 or 10.3% from 2003.
In 2003, they were $379,269,000. an increase of $3,981,000, or 1.1% over 2002.
The yield on interest earning assets declined 27 basis points in 2004 compared to 2003. The yield on interest earning assets declined 94 basis points in 2003 compared to 2002. The principal earning assets were loans, and their average increased $23,250,000 in 2004 versus 2003, while their yield declined 11 basis points. Average loans were $296,327,000 in 2003, an increase of $7,694,000 over 2002, while their yield declined 110 basis points.

         Interest expense for 2004 was $2,533,000 and $2,658,000 in 2003, a decrease of $125,000 or 4.7%. Interest expense was $2,658,000 in 2003, a decrease of $1,630,000 compared to 2002, or 38.0%. Average interest bearing liabilities were $295,062,000 in 2004, and $264,905,000 in 2003, an increase of $30,157,000 or 11.4%. They were $264,905,000 in 2003, and $269,766,000 in 2002, a decrease of $4,861,000 or 1.8%. The cost of these liabilities declined 14 basis points in 2004 compared to 2003, and declined 59 basis points in 2003 compared to 2002. The principal cost was in time deposits, which declined 38 basis points in 2004 compared to 2003, and 79 basis points in 2003 compared to 2002.

Net Interest Income
-------------------

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1                                                      Net Interest Income and Average Balances
                                 -------------------------------------------------------------------------------------------------
                                                                          (In thousands)
                                                                      Year ended December 31
                                             2004                              2003                              2002
                                 -----------------------------     -----------------------------     -----------------------------

                                            Interest  Average                 Interest  Average                 Interest  Average
                                 Average     Income    Yield       Average     Income    Yield       Average     Income    Yield
                                 Balance    (Expense)  (Cost)      Balance    (Expense)  (Cost)      Balance    (Expense)  (Cost)
                                 --------   --------  --------     --------   --------  --------     --------   --------  --------
INTEREST EARNING ASSETS
Loans, gross                     $319,577   $ 21,226      6.64%    $296,327   $ 19,990      6.75%    $288,633   $ 22,664      7.85%
Taxable Securities                 48,536      1,418      2.92%      40,221      1,446      3.60%      42,088      1,944      4.62%
Nontaxable Securities              36,293      1,250      3.44%      36,012      1,358      3.77%      29,526      1,311      4.44%
Federal funds sold                 13,917        152      1.09%       6,709         73      1.09%      15,041        240      1.60%
                                 --------   --------               --------   --------               --------   --------
     Total interest earning
     assets                      $418,323   $ 24,046      5.75%    $379,269   $ 22,867      6.03%    $375,288   $ 26,159      6.97%
                                 --------   --------               --------   --------               --------   --------

NONINTEREST EARNING ASSETS
Cash and due from banks          $ 19,106                          $ 18,069                            18,303
Premises and equipment             13,320                            10,916                            11,573
Other assets                       10,342                             6,155                             5,933
                                 --------                          --------                          --------
     Total noninterest earning
     assets                      $ 42,768                          $ 35,140                          $ 35,809
                                 --------                          --------                          --------
TOTAL ASSETS                     $461,091                          $414,409                          $411,097
                                 ========                          ========                          ========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing         $ 56,561   ($   113)    (0.20%)   $ 51,981   ($   105)    (0.20%)   $ 52,240   ($   229)    (0.44%)
Money Market                       86,598       (757)    (0.87%)     66,189       (571)    (0.86%)     69,701     (1,096)    (1.57%)
Savings                            60,040       (161)    (0.27%)     56,281       (183)    (0.33%)     52,282       (295)    (0.56%)
Time deposits                      88,627     (1,429)    (1.61%)     90,280     (1,797)    (1.99%)     95,286     (2,653)    (2.78%)
Fed funds purchased
    and other borrowings            3,236        (73)    (2.26%)        174         (2)    (1.15%)        257        (15)    (5.84%)
                                 --------   --------               --------   --------               --------   --------
    Total interest bearing
    liabilities                  $295,062   ($ 2,533)    (0.86%)   $264,905   ($ 2,658)    (1.00%)   $269,766   ($ 4,288)    (1.59%)
                                 --------   --------               --------   --------               --------   --------

NONINTEREST BEARING LIABILITIES:
Demand deposits                   107,758                            92,609                            87,768
Other liabilities                   5,833                             5,148                             4,792
                                 --------                          --------                          --------
Total noninterest bearing
     liabilities                 $113,591                          $ 97,757                          $ 92,560
                                 --------                          --------                          --------
     Total liabilities           $408,653                          $362,662                          $362,326
Stockholders' equity             $ 52,438                          $ 51,747                          $ 48,771
                                 --------                          --------                          --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY        $461,091                          $414,409                          $411,097
                                 ========                          ========                          ========

NET INTEREST INCOME
AND MARGIN ON TOTAL
EARNING ASSETS                              $ 21,513      5.14%               $ 20,209      5.33%               $ 21,871      5.83%
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

TABLE 2                                                  Rate/Volume Variance Analysis
                                --------------------------------------------------------------------------------
                                                                 (In thousands)

                                                             Year Ended December 31
                                --------------------------------------    --------------------------------------
                                        2004 Compared to 2003                      2003 Compared to 2002
                                         Increase (decrease)                        Increase (decrease)

                                 Interest                                  Interest
                                 Income/              Variance             Income/              Variance
                                 Expense           Attributable To         Expense           Attributable To
                                 Variance        Rate         Volume       Variance        Rate         Volume
                                ----------    ----------    ----------    ----------    ----------    ----------
INTEREST EARNING ASSETS:
Loans                           $    1,236    ($     308)   $    1,544    ($   2,674)   ($   3,193)   $      519

Taxable Securities                     (28)         (327)          299          (498)         (412)          (86)

Nontaxable Securities                 (108)         (119)           11            47          (241)          288

Federal Funds sold                      79            --            79          (167)          (76)          (91)

                                ----------    ----------    ----------    ----------    ----------    ----------
     Total                      $    1,179    ($     754)   $    1,933    ($   3,292)   ($   3,922)   $      630
                                ----------    ----------    ----------    ----------    ----------    ----------

INTEREST BEARING LIABILITIES:

Demand deposits                 $        8    ($       1)   $        9    ($     124)   ($     123)   ($       1)

Money market                           186             8           178          (525)         (495)          (30)

Savings deposits                       (22)          (32)           10          (112)         (125)           13

Time deposits                         (368)         (335)          (33)         (856)         (717)         (139)

Federal funds purchased and
other
Borrowings                              71             2            69           (13)          (12)           (1)

                                ----------    ----------    ----------    ----------    ----------    ----------
     Total                      ($     125)   ($     358)   $      233    ($   1,630)   ($   1,472)   ($     158)

                                ----------    ----------    ----------    ----------    ----------    ----------
NET INTEREST INCOME             $    1,304    ($     396)   $    1,700     ( $1,662)    ($   2,450)   $      788
                                ==========    ==========    ==========    ==========    ==========    ==========


         In 2004, net interest income represented 85.28% of net revenue (net interest income plus non-interest income), compared to 75.16% in 2003 and 74.22% in 2002. The net yield on average earning assets was 5.16% in 2004 compared to 5.33% in 2003 and 5.83% in 2002. The average rate earned on interest earning assets was 5.76% in 2004, down from 6.03% in 2003, and from 6.97% in 2002. The average cost for interest-bearing liabilities was 0.86% in 2004, compared to 1.00% in 2003 and 1.59% in 2002. The net effect of the above changes resulted in a 19 basis point decline in net interest margin.

         As mentioned before under the heading "Earnings Analysis", there were declines in the prime lending rate during 2002 and 2003, finally followed by an increase in 2004, as a result of action by the Federal Open Market Committee of the Federal Reserve, which affected interest-bearing assets and interest-bearing liabilities.

         Yield on average loans was 6.64% in 2004, decreasing from 6.75% in 2003 and 7.85% in 2002. Interest on average taxable securities was 2.92% in 2004, decreasing from 3.60% in 2003, and 4.62% in 2002. Interest on average nontaxable securities was 3.44% in 2004, decreasing from 3.77% in 2003 and 4.44% in 2002. Interest on average federal funds sold was 1.09% in 2004 and 2003, decreasing from 1.60% in 2002. Interest on average total interest earning assets was 5.76% in 2004, decreasing from 6.03% in 2003, and 6.97% in 2002. On the expense side, interest on average interest bearing demand deposits was 0.20% in 2004, unchanged from 0.20% in 2003 and decreasing from 0.44% in 2002. Interest on average money market accounts was 0.87% in 2004, increasing from 0.86% in 2003 and decreasing from 1.57% in 2002. Interest on average savings accounts was 0.27% in 2004, decreasing from 0.33% in 2003 and 0.56% in 2002. Interest on average time deposits was 1.61% in 2004, decreasing from 1.99% in 2003, and 2.78% in 2002. Interest on average federal funds purchased and other borrowings was 2.26% in 2004, increasing from 1.15% in 2003 and decreasing from 5.84% in 2002. Interest on average total interest bearing liabilities was 0.86% in 2004, decreasing from 1.00% in 2003 and 1.59% in 2002.

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

         In addition to the $383,000 charged to the allowance for loan losses for an office building loan described under the heading "Nonperforming assets" (below), the Company maintains a specific allowance for this loan. The allowance is based on the value of the related collateral, which was obtained from a recent appraisal of the office building located in Mountain View. Further, the company has reserved for the unsecured portion of this loan.

         Real estate loans outstanding increased by $40,845,000 in 2004 compared to 2003 and increased $3,114,000 in 2003 over 2002. The proportion of the Allowance for Loan Losses attributable to real estate loans was $1,529,000 in 2004 compared to $1,428,000 in 2003 and $2,008,000 in 2002. As a percentage of total loans, the amount allocated to these loans was 73.9% in 2004, 67.5% in 2003 and 72.9% in 2002.

         The allowance for loan losses totaled $3,334,000, $3,284,000, and $3,396,000 at December 31, 2004, 2003 and 2002, respectively. This represented 0.95%, 1.04% and 1.18% of outstanding loans on those respective dates. The balances reflect an amount that, in management's judgment, is adequate to provide for probable loan losses based on the considerations listed above. During 2004, the provision for loan losses was $480,000, while write-offs totaled $431,000, compared to a provision of $780,000 and total write-offs of $896,000 in 2003, and a provision of $150,000 and total write-offs of $305,000 in 2002.

TABLE 3                                             Allocation of the Allowance for Loan Losses
                                                                   (In thousands)

                            2004                   2003                   2002                   2001                   2000
                           Percent                Percent                Percent                Percent                Percent
                           in each                in each                in each                in each                In each
                           category               category               category               Category               category
                           to total               to total               to total               to total               To total
                 Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans
                --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Real Estate     $  1,589       73.9%   $  1,428       67.5%   $  2,008       72.9%   $  1,912       74.1%   $    955       62.8%
Construction         618        8.4%      1,087       15.3%        989       11.4%        504       11.6%      1,196       18.9%
Commercial           340       17.0%        158       16.4%        221       14.7%        387       13.4%        264       16.7%
Consumer              19        0.7%         22        0.8%         43        1.0%        226        0.9%        352        1.6%
Unfunded
  commitments        201         --         129         --         135         --         514         --         565         --
Unallocated          567         --         460         --          --         --          --         --          --         --

                --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total           $  3,334      100.0%   $  3,284      100.0%   $  3,396      100.0%   $  3,543      100.0%   $  3,332      100.0%
                ========   ========    ========   ========    ========   ========    ========   ========    ========   ========

         Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2004. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

         Charge-offs between 2000 and 2002 were very low. However, there were partial charge-offs for two loans secured by office buildings for $200,000 and $539,000 respectively in 2003, which resulted in an increase in the provision for probable loan losses to $780,000 in 2003. In 2004, the improvement in the portfolio of nonperforming loans required a smaller provision.

TABLE 4                                                                Allowance for Loan Losses
                                                                          Historical Analysis
                                                 ----------------------------------------------------------------------
                                                                             (In thousands)

                                                                    For the year ended December 31
                                                    2004           2003           2002           2001           2000
                                                 ----------     ----------     ----------     ----------     ----------
Balance at Beginning of Period                   $    3,284     $    3,396     $    3,543     $    3,332     $    2,920
Provision for Loan Losses                               480            780            150            300            425

Charge-offs:
Real Estate                                            (383)          (739)           (59)            --             --
Commercial                                              (31)          (110)          (216)           (22)            --
Consumer                                                (17)           (47)           (30)           (72)           (23)
                                                 ----------     ----------     ----------     ----------     ----------
   Total                                               (431)          (896)          (305)           (94)           (23)

Recoveries:
Commercial                                                0              2              2             --              1
Consumer                                                  1              2              6              5              9
                                                 ----------     ----------     ----------     ----------     ----------
   Total                                                  1              4              8              5             10
Net Charge-offs                                        (430)          (892)          (297)           (89)           (13)
Balance at End of Period                         $    3,334     $    3,284     $    3,396     $    3,543     $    3,332

Percentages
Allowance for Loan Losses/Total Loans                  0.97%          1.04%          1.18%          1.21%          1.43%
Net charge-offs/Real Estate Loans                      1.32%          1.52%          0.18%            --             --
Net charge-offs//Commercial Loans                      0.05%          0.21%          0.50%          0.06%            --
Net charge-offs/Consumer Loans                         0.62%          1.76%          0.81%          2.58%          0.36%
Net charge-offs/Total Loans                            0.12%          0.28%          0.10%          0.03%          0.01%
Allowance for Loan Losses/Non-performing Loans       119.16%         36.15%        157.15%        180.86%        273.56%

Non-performing Assets
---------------------

         Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they became due. For the year ended December 31, 2004 had non-accrual loans performed as agreed, approximately $255,000 in interest would have been accrued.

         At December 31, 2004, nonaccrual loans totaled $2,798,000, of which a loan secured by an office building located in the Silicon Valley community of Mountain View, represented $2,679,000 of this total. At December 31, 2003, total nonaccrual loans were $9,085,000. Most of this total was represented by a loan to a residential care facility with a balance of $5,827,000, which was subsequently foreclosed then sold with no loss of principal, and the Mountain View loan, with a balance at that time of $3,128,000, since written down to $2,679,000.

         Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 0.8% of total loans at the end of 2004. Nonperforming loans were 2.9% of total loans at the end of 2003, and 0.7% of total loans at the end of 2002. Management believes the current list of past due loans are collectible and does not anticipate significant losses. There were no foreclosed assets as of the periods indicated.

TABLE 5                                        Analysis of Nonperforming Assets
                                 --------------------------------------------------------------
                                                         (In thousands)

                                                     Year ended December 31,
                                 --------------------------------------------------------------
                                    2004         2003         2002         2001         2000
                                 ----------   ----------   ----------   ----------   ----------
Accruing loans 90 days or more   $       --   $       --   $       --   $       --   $       --
Nonaccrual loans                      2,798        9,085        2,161        1,959        1,218
                                 ----------   ----------   ----------   ----------   ----------
Total                            $    2,798   $    9,085   $    2,161   $    1,959   $    1,218
                                 ==========   ==========   ==========   ==========   ==========

There was no commitment to lend additional funds to any customer whose loan was classified nonperforming at December 31, 2004, 2003 and 2002.

Noninterest Income
------------------

         The following table sets forth the principal components of noninterest income:

TABLE 6                                                  Noninterest Income
                                                -------------------------------------
                                                       (Dollars in thousands)

                                                       Years Ended December 31,
                                                -------------------------------------
                                                   2004          2003         2002
                                                ----------    ----------   ----------
Service charges                                 $    2,500    $    2,662   $    1,989
Credit card fees                                       886           946          921
Gain (loss) on sales of investment securities          (31)          165          121
Other income                                           432           248          277
                                                ----------    ----------   ----------
   Total noninterest income                     $    3,787    $    4,021   $    3,308
                                                ==========    ==========   ==========

Noninterest income for the year ended December 31, 2004 was $3,787,000 compared to $4,021,000 for 2003 and $3,308,000 for 2002. Service charges and credit card fees represented the major portion of noninterest income. In October of 2002, service charges per incident, in general, were increased, including charges for insufficient funds . Since the increase, fewer waivers were allowed. The increase in these charges discouraged those customers in the habit of using insufficient funds, and other service charge originating activities also declined. In 2003, as part of liquidity management, certain securities were sold during the fourth quarter for a net gain of $165,000. In 2004, the only significant activity was a $27,000 write down the impaired value of one investment security. Within Other Income, the most significant item was an increase of $121,000 from Tax free income on Officers' Life Insurance in 2004 over 2003. The change resulted from an increase in investment in this insurance.

Noninterest Expenses
--------------------

         The following table sets forth the various components of noninterest expense:

TABLE 7                                              Noninterest Expenses
                                            ------------------------------------
                                                    (Dollars in thousands)

                                                   Years Ended December 31,
                                            ------------------------------------
                                               2004         2003         2002
                                            ----------   ----------   ----------

Salaries and employee benefits              $   10,521   $   10,576   $   10,604
Occupancy expense                                1,288        1,240        1,246
Equipment expense                                1,662        1,577        2,008
Advertising expense                                472          218          324
Data processing expense                            344          394          385
Professional fees                                1,086          914        1,126
Director expense                                   180          152          150
Surety insurance                                   479          493          400
Telephone, postage, supplies                     1,103          898        1,073
Bankcard expenses                                  803          818          787
Other                                              617          633          602
                                            ----------   ----------   ----------
   Total noninterest expense                $   18,555   $   17,913   $   18,705
                                            ==========   ==========   ==========

         Noninterest expenses for the year ended December 31, 2004 were $18,555,000, an increase of $642,000 or 3.6% compared to 2003. For 2003, they were $17,913,000, a decrease of $792,000 or 4.2% from 2002. In 2004, Advertising increased $254,000. This included an increase of $95,000 in donations and public relations, and an increase of $159,000 in advertising and promotions in connection with new products, including Automated Bill Pay and Debit Cards. Professional fees, involving various compliance issues, such as the Patriot Act and the Sarbanes-Oxley Act increased by $172,000, and Telephone, Postage and Supplies expense increased $205,000, mainly from the installation of a new telephone system and related communications systems.

Balance Sheet Analysis
----------------------

         Total assets were $490,054,000 at December 31, 2004, an increase of 14.1% over 2003. Total assets were $429,448,000 at December 31, 2003, an increase of 6.9% over 2002. Assets averaged $461.1 in 2004, compared to $414.4 million in 2003 and $411.1 million in 2002. Average earning assets increased from $375.3 million in 2002 to $379.3 million in 2003 and $418.3 million in 2004. Average earning assets represented 91.3% of total average assets in 2002, 91.5% in 2003 and 90.7% in 2004. Interest-bearing liabilities averaged $269.8 million in 2002, $264.9 million in 2003, and $295.0 million in 2004.

Loans
-----

         The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2004 increased by $28.0 million or 8.9% compared to December 31, 2003, while loans outstanding at December 31, 2003 increased by $27.9 million or 9.7% compared to 2002.

         Real Estate loans increased by $40.8 million or 19.0% in 2004 compared to 2003 and increased by $3.1 million or 1.5% in 2003 compared to 2002. Construction loans decreased by $4.0 million or 12.0% in 2004 compared to 2003 and increased $15.7 million or 47.5% in 2003 compared to 2002. Commercial loans increased by $16.3 million or 38.3% in 2004 compared to 2003, and increased by $9.7 million or 22.8% in 2003 compared to 2002. Consumer loans represent a nominal portion of total loans. They decreased by $0.4 million or 12.4% in 2004 compared to 2003, and decreased $0.4 million or 13.7% in 2003 compared to 2002.

         Table 8 presents a detailed analysis of loans outstanding at December 31, 2000 through December 31, 2004.

TABLE 8                                            Loan Portfolio
                         ------------------------------------------------------------------
                                                   (in thousands)

                                                    December 31,
                         ------------------------------------------------------------------
                            2004          2003          2002          2001          2000
                         ----------    ----------    ----------    ----------    ----------
Real Estate loans        $  255,433    $  214,588    $  211,473    $  217,650    $  147,121
Construction loans           28,997        48,610        32,947        34,016        44,245
Commercial loans             58,849        52,248        42,549        39,195        39,010
Consumer loans                2,589         2,551         2,956         2,600         3,861
                         ----------    ----------    ----------    ----------    ----------
   Sub total                345,868       317,997       289,925       293,461       234,237
Net deferred loan fees       (1,628)       (1,784)       (1,640)       (1,851)       (1,236)
                         ----------    ----------    ----------    ----------    ----------
   Total                 $  344,240    $  316,213    $  288,285    $  291,610    $  233,001
                         ==========    ==========    ==========    ==========    ==========

         The following table shows the Bank's loan maturities and sensitivities to changes in interest rates as of December 31, 2004.

                                                      Maturing
                                      Maturing        After One       Maturing
                                     Within One      But Within      After Five
                                        Year         Five Years        Years            Total
                                    ------------    ------------    ------------    ------------
Real Estate loans                   $    227,050    $      8,868    $     19,515    $    255,433
Construction loans                        25,775           1,007           2,215          28,997
Commercial loans                          52,310           2,043           4,496          58,849
Consumer loans                             2,301              90             198           2,589
                                    ------------    ------------    ------------    ------------
   Sub total                             307,436          12,008          26,424         345,868
Net deferred loan fees                    (1,447)            (57)           (124)         (1,628)
                                    ------------    ------------    ------------    ------------
   Total                            $    305,989    $     11,951    $     26,300    $    344,240
                                    ============    ============    ============    ============

With predetermined interest rates   $     32,788    $      1,281    $      2,818    $     36,887
With floating interest rates        $    273,201    $     10,670    $     23,482    $    307,353
                                    ------------    ------------    ------------    ------------
   Total                            $    305,989    $     11,951    $     26,300    $    344,240
                                    ============    ============    ============    ============
------------------------------------------------------------------------------------------------

Investment Portfolio
--------------------

         Investments at December 31, 2004 were $102,823,000, an increase of $39,131,000 or 61.4% over 2003. Investments at December 31, 2003 were $63,692,000, a decrease of $12,271,000 or 16.2% over 2002. The increase in investments in 2004 was funded by major increases in savings and money market deposits.

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



The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2004:

                                           After                After
                                            One                 Five
                       Due                 Year                 Years                 Due
                      In One              Through              Through               After                        Maturity
                       Year                Five                  Ten                  Ten                 Fair       In     Average
                      Or Less    Yield     Years      Yield     Years      Yield     Years      Yield     Value     Years    Yield
                                                                  (Dollars in thousands)
U. S. Government
   Agencies          $ 12,945     2.39%   $ 39,875     3.93%   $    980     5.81%   $    898     5.10%   $ 54,698     2.48     3.62%
States & Political
   Subdivisions         6,110     2.86%     29,283     3.44%      6,850     4.08%        272     4.42%     42,515     3.27     3.46%
Corporate debt          2,034     2.06%      1,915     2.77%         --      --%          --       --%      3,949     1.08     2.41%
Other Securities           --       --          --       --%        487     6.66%      1,174     6.23%      1,661    11.66     6.36%
     Total           $ 21,089     2.50%   $ 71,073     3.67%   $  8,317     4.30%   $  2,344     5.44%   $102,823     2.88     3.55%

The following table shows the securities portfolio mix at December 31, 2004, 2003 and 2002.

                                                            Years Ended December 31,
                                  ---------------------------------------------------------------------------
                                     2004                      2003                      2002
                                  -----------------------   -----------------------   -----------------------
                                  Amortized       Fair      Amortized       Fair      Amortized       Fair
                                     Cost         Value        Cost         Value        Cost         Value
                                                              (Dollars in thousands)

U. S. Government Agencies         $   54,780       54,697       23,688       23,855       31,759       32,150
States & Political Subdivisions       41,446       42,515       32,340       33,908       29,595       31,392
Corporate Debt                         3,977        3,950        4,003        4,031       10,078       10,296
Other Securities                       1,661        1,661        1,897        1,898        2,125        2,125
                                  ----------   ----------   ----------   ----------   ----------   ----------
   Total                          $  101,864      102,823       61,928       63,692       73,557       75,963
                                  ----------   ----------   ----------   ----------   ----------   ----------

Deposits
--------

         The increase in earning assets in 2004 was funded by the increase in the deposit base. During 2004, average deposits were $399,584,000 an increase of $42,244,000 or 11.8% over 2003. During 2003, average deposits were $357,340,000, a nominal increase of $63,000 over 2002. In 2004, average interest-bearing deposits were $291,826,000, an increase of $27,095,000 or 10.2% compared to 2003. In 2003, average interest-bearing deposits were $264,731,000, a decrease of $4,778,000 or 1.8% compared to 2002.

         The series of declines in the prime rate during 2002 through 2003 without any increases in the same period resulted in decreased costs of all types of interest-bearing deposits in those periods. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.2% in 2004 and 2003, but 0.4% in 2002. Money market deposit costs averaged 0.9% in 2004 and 2003, but 1.6% in 2002. Savings rates averaged 0.3% in 2004 and 2003, while 0.6% in 2002. Finally, average interest on time certificates of deposit of $100,000 or more was 1.5% in 2004 and 1.7% in 2003. On certificates under $100,000, average rates were 1.7% in 2004 and 2.2% in 2003. However, the prime lending rate started at 4.00% at the beginning of 2004, followed by 4.25% on July 1, 4.50% August 11, and 4.75% on September 21, 2004, which started to affect costs from the second half of the year.

         The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

                                         Average Deposits and Average Rates paid for the period ending December 31,
                           -----------------------------------------------------------------------------------------------------
                                        2004                               2003                               2002
                           -------------------------------    -------------------------------    -------------------------------
                                                   % of                               % of                               % of
                            Average    Average     Total       Average    Average     Total       Average    Average     Total
                            Balance     Rate      Deposits     Balance     Rate      Deposits     Balance     Rate      Deposits
                           ----------  --------   --------    ----------  --------   --------    ----------  --------   --------
(in thousands)
Deposits:
Interest-bearing demand    $   56,561       0.2%      14.1%   $   51,981       0.2%      14.6%   $   52,240       0.4%      14.6%
Money market                   86,598       0.9%      21.7        66,189       0.9%      18.5        69,701       1.6%      19.5
Savings                        60,040       0.3%      15.0        56,281       0.3%      15.7        52,282       0.6%      14.6
Time deposits $100,000
  or more                      38,764       1.5%       9.7        38,593       1.7%      10.8        54,388       3.0%      15.2
Time deposits under
  $100,000                     49,863       1.7%      12.5        51,687       2.2%      14.5        40,898       2.5%      11.5
                           ----------  --------   --------    ----------  --------   --------    ----------  --------   --------

Total interest bearing
  deposits                 $  291,826       0.8%      73.0    $  264,731       1.6%      74.1       269,509       1.6%      75.4
Demand deposits               107,758       0.0%      27.0        92,609       0.0%      25.9        87,768       0.0%      24.6

                           ----------  --------   --------    ----------  --------   --------    ----------  --------   --------
Total deposits             $  399,584       0.6%     100.0%   $  357,340       1.2%     100.0%   $  357,277       1.2%     100.0%
                           ==========  ========   ========    ==========  ========   ========    ==========  ========   ========


The following table indicates the maturity schedule of time deposits of $100,000 or more:

                Analysis of Time Deposits of $100,000 or more at December 31, 2004
                                          (in thousands)

                                                  Over Three         Over Six          Over
     Total Deposits           Three Months          To Six          To Twelve         Twelve
    $100,000 or More            Or Less             Months            Months          Months
   --------------------      ---------------     --------------     -----------     ------------
        $42,402                 $18,756             $9,007            $8,411          $6,228

Capital
-------

         At December 31, 2004 shareholders' equity was $52,629,000, an increase of $642,000 or 1.2% over 2003. Shareholders' equity was $51,987,000 in 2003, an increase of $784,000 or 1.5% over 2002. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,526,000 in 2004, $1,476,000 in 2003, and $1,413,000 in 2002.

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

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2004, 2003 and 2002 for the Bank.

                                                                                         Minimum "Well
                                                                                          Capitalized"
       Risk-Based Capital Ratios            2004           2003           2002            Requirements
       ------------------------------    -----------    -----------    -----------
       Tier 1 Capital                       12.69%        13.29%          13.92%   >           6.00%
                                                                                   -

       Total Capital                        13.50%        14.15%          14.87%   >          10.00%
                                                                                   -

       Leverage Ratios                      10.71%        12.06%          12.16%   >           5.00%
                                                                                   -

Liquidity
---------

         The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, Federal Funds sold, Securities Available-for-Sale and Securities Held-to-Maturity. Securities Held-to-Maturity are only included if they are within three months of maturity or most likely call date. The Company's policy is to maintain a liquidity ratio of 20% or greater of total assets. As of December 31, 2004, the Company's primary liquidity was 24.47% compared to 21.97% in 2003. The ratio decreased primarily from a $27,614,000 increase in Total Assets, which is the divisor in this ratio. Total Liquid Assets themselves decreased only $1,826,000. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

         Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company's average core deposits funded 64.4% of average total assets of $414,409,000 for the year ended December 31, 2003, compared to 63.7% of average total assets of $411,097,000 for the year ended December 31, 2002.

         As of December 31, 2004, the Company had contractual obligations and other commercial commitments totaling approximately $84,224,000. The following table sets forth the Company's contractual obligations and other commercial commitments as of December 31, 2004. These obligations and commitments will be funded primarily by loan repayments and the Company's liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

                                                         Payments Due by Period
   (In thousands)
                                                   1 year    Over 1 to  Over 3 to     Over
   Contractual Obligations                Total    or less    3 years    5 years    5 years
   ----------------------------------   --------   --------   --------   --------   --------
   Operating Leases                     $  1,146   $    264   $    532   $    350   $     --

   Other Long-Term Obligations                --         --         --         --         --

                                        --------   --------   --------   --------   --------
   Total Contractual Cash Obligations   $  1,146   $    264   $    532   $    350   $     --
                                        ========   ========   ========   ========   ========

                                               Amounts of Commitments Expiration Per Period
   (In thousands)
                                    Total
                                    Amounts       1 year       Over 1 to     Over 3 to       Over
   Other Commercial Commitments    Committed      or less       3 years       5 years       5 years
   -----------------------------  -----------   -----------   -----------   -----------   -----------
   Lines of Credit                $    46,291   $    32,551   $     7,728   $     4,753   $     1,259

   Standby Letters of Credit            3,158         3,158            --            --            --

   Guarantees                              --            --            --            --            --

   Other Commercial Commitments        33,629        20,842        12,787            --            --

                                  -----------   -----------   -----------   -----------   -----------
   Total Commercial Commitments   $    83,078   $    56,551   $    20,515   $     4,753   $     1,259
                                  ===========   ===========   ===========   ===========   ===========

         The largest component of the Company's earnings is net interest income, which can fluctuate widely when significant interest rate movements occur, as was the case in 2001, with its succession of eleven prime lending cuts. There was a further 50 basis point cut on November 7, December 2002 and a 25 basis point cut on June 27, 2003. The Company's management is responsible for minimizing the Bank's exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at December 31, 2004 were adequate to meet its operating needs in 2005 and ongoing forward into the foreseeable future.

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

         The following table includes key ratios, including returns on average assets and equity.

                                                            Return on Equity and Assets
                                              (Key financial ratios are computed on average balances)

                                                              Year Ended December 31,
                                              ------------------------------------------------------
                                                   2004                2003                2002
                                              ---------------    ----------------    ---------------
           Return on average assets                   1.02%               1.00%              1.17%

           Return on average equity                   8.94%               8.00%              9.87%

           Dividend payout ratio                     32.54%              35.63%             29.35%

           Average equity to assets ratio            11.37%              12.49%             11.86%

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

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2004. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.

                                                        RATE SENSITIVE GAP ANALYSIS

                                                          As of December 31, 2004
                                 ----------------------------------------------------------------------------

                                                           Maturing or repricing
                                 ----------------------------------------------------------------------------
                                    Three         Over Three       Over One         Over            Not
                                    Months        To Twelve      Year Through       Five           Rate-
                                   Or Less          Months        Five Years        Years         Sensitive          Total
                                 ------------    ------------    ------------    ------------    ------------    ------------
(Dollars in thousands)
Interest earning assets:
Federal funds sold               $         --    $         --    $         --    $         --    $         --    $         --
Securities                              4,161          16,928          71,073          10,661              --         102,823
Loans                                 283,067          20,254          11,911          26,210           2,798         344,240
                                 ------------    ------------    ------------    ------------    ------------    ------------
 Total interest earning assets        287,228          37,182          82,984          36,871           2,798         447,063
                                 ------------    ------------    ------------    ------------    ------------    ------------
Cash and due from banks                    --              --              --              --          17,084          17,084
Allowance for loan losses                  --              --              --              --          (3,334)         (3,334)
Other assets                               --              --              --              --          29,241          29,241
                                 ------------    ------------    ------------    ------------    ------------    ------------
  Total assets                   $    287,228    $     37,182    $     82,984    $     36,871    $     45,789    $    490,054
                                 ============    ============    ============    ============    ============    ============

Interest bearing liabilities:
Demand, interest bearing         $     51,818    $         --    $         --    $         --    $         --    $     51,818
Savings and money market              160,062              --              --              --              --         160,062
Time deposits                          37,064          36,632          17,919              --              --          91,615
                                 ------------    ------------    ------------    ------------    ------------    ------------
 Total interest bearing
     liabilities                      248,944          36,632          17,919              --              --         303,495
                                 ------------    ------------    ------------    ------------    ------------    ------------
Noninterest demand deposits                --              --              --              --         109,758         109,758
Federal funds purchased                19,172              --              --              --              --          19,172
Other liabilities                          --              --              --              --           5,000           4,938
Stockholders' equity                       --              --              --              --          52,629          52,629
                                 ------------    ------------    ------------    ------------    ------------    ------------
  Total liabilities and
     Stockholders' equity        $    268,116    $     36,632    $     17,919    $         --    $    186,559    $    490,054
                                 ============    ============    ============    ============    ============    ============
Interest rate sensitivity GAP    $     19,112    $        550    $     65,065    $     36,871    ($   121,598)   $         --
                                 ============    ============    ============    ============    ============    ============
Cumulative interest rate
  sensitivity GAP                $     19,112    $     19,662    $     84,727    $    121,598    $         --    $         --
Cumulative interest rate
   sensitivity GAP ratio                 6.65%           6.06%          20.80%          27.37%             --              --

         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is the Company's net portfolio at December 31, 2004, using current discount rates, and an estimate of net interest income for 2004 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2004 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2004 and net interest income for 2004 assuming fluctuations or

"rate shocks" of minus 50 and 100 basis points and plus 100 and 200 basis points. Minus 200 basis points not used because it would be greater than the Federal Funds rate. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

                                                          Market Risk in Securities
(Amount in thousands)                                        Interest Rate Shock
                                                            At December 31, 2004
Available for Sale securities
                                             Rates Decline                          Rates Increase
                                        ------------------------              ------------------------
Rate change                                 (0.5%)        (1%)     Current            +1%          +2%

Unrealized gain (loss)                   $ 1,493     $ 2,027       $   960      ($   945)   ($  2,851)

Change from current                      $   533     $ 1,067                     $    15    ($  1,891)


                                                     Market Risk on Net Interest Income
(Amounts in thousands)                                       At December 31, 2004

                                             Rates Decline                          Rates Increase
                                        ------------------------              ------------------------
Rate change                                 (0.5%)        (1%)     Current            +1%          +2%

Change in net interest income            $20,803     $20,029       $21,577       $23,064     $ 24,552

Change from current                     ($   774)   ($ 1,548)                    $ 1,487     $  2,975


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                                                  Page
                                                                                               ----
Report of Independent Registered Public Accounting Firm.....................................    45

Consolidated Balance Sheets, December 31, 2004 and 2003.....................................    46

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002....    47

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
ended December 31, 2004, 2003 and 2002......................................................    48

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003
and 2002....................................................................................    49

Notes to Consolidated Financial Statements..................................................    50

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

KPMG
[GRAPHIC LOGO OMITTED]

                         KPMG LLP
                         55 Second Street
                         San Francisco, CA  94105



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders FNB Bancorp:

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                   /s/ KPMG LLP

San Francisco, California
March 3, 2005




          KPMG LLP, a U.S. limited liability partnership, is the U.S.
            member firm of KPMG International, a Swiss cooperative.

                           FNB BANCORP AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003

                                  Assets                             2004           2003
                                                                 ------------   ------------
Cash and due from banks                                            17,084,000     22,764,000
Federal funds sold                                                         --      7,880,000
                                                                 ------------   ------------
                    Cash and cash equivalents                      17,084,000     30,644,000
Securities available-for-sale                                     102,823,000     63,692,000
Loans, net                                                        340,906,000    312,929,000
Bank premises, equipment, and leasehold improvements               11,614,000     10,904,000
Accrued interest receivable and other assets                       17,627,000     11,279,000
                                                                 ------------   ------------
     Total Assets                                                 490,054,000    429,448,000
                                                                 ============   ============
                Liabilities and Stockholders' Equity
Deposits:
     Demand, noninterest bearing                                  109,758,000     96,567,000
     Demand, interest bearing                                      51,818,000     62,974,000
     Savings                                                      160,062,000    122,705,000
     Time                                                          91,615,000     91,968,000
                                                                 ------------   ------------
                    Total deposits                                413,253,000    374,214,000
Federal funds purchased                                            19,172,000             --
Accrued expenses and other liabilities                              5,000,000      3,247,000
                                                                 ------------   ------------
                    Total liabilities                             437,425,000    377,461,000
                                                                 ------------   ------------
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,586,000 and 2,519,000 shares
        on December 31, 2004 and 2003, respectively                31,365,000     28,903,000
     Additional paid-in capital                                         9,000          3,000
     Retained earnings                                             20,689,000     22,041,000
     Accumulated other comprehensive income                           566,000      1,040,000
                                                                 ------------   ------------
                    Total stockholders' equity                     52,629,000     51,987,000
                                                                 ------------   ------------
     Total liabilities and shareholders' equity                   490,054,000    429,448,000
                                                                 ============   ============

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years ended December 31, 2004, 2003 and 2002

                                                              2004            2003           2002
                                                          ------------    ------------   ------------
Interest income:
     Interest and fees on loans                           $ 21,226,000      19,990,000     22,664,000
     Interest and dividends on securities                    1,418,000       1,446,000      1,794,000
     Interest on tax-exempt securities                       1,250,000       1,358,000      1,461,000
     Federal funds sold                                        152,000          73,000        240,000
                                                          ------------    ------------   ------------
                    Total interest income                   24,046,000      22,867,000     26,159,000
Interest expense:
     Interest on deposits                                    2,460,000       2,656,000      4,273,000
     Interest expense on other borrowings                       73,000           2,000         15,000
                                                          ------------    ------------   ------------
                    Total interest expense                   2,533,000       2,658,000      4,288,000
                                                          ------------    ------------   ------------
                    Net interest income                     21,513,000      20,209,000     21,871,000
Provision for loan losses                                      480,000         780,000        150,000
                                                          ------------    ------------   ------------
                    Net interest income after provision
                         for loan losses                    21,033,000      19,429,000     21,721,000
                                                          ------------    ------------   ------------
Noninterest income:
     Service charges                                         2,500,000       2,662,000      1,989,000
     Credit card fees                                          886,000         946,000        921,000
     Gain on sale of bank premises, equipment, and
          leasehold improvements                                    --              --         14,000
     Gain (loss) on sale of investment securities              (31,000)        165,000        121,000
     Other                                                     432,000         253,000        263,000
                                                          ------------    ------------   ------------
                    Total noninterest income                 3,787,000       4,026,000      3,308,000
                                                          ------------    ------------   ------------
Noninterest expense:
     Salaries and employee benefits                         10,521,000      10,576,000     10,604,000
     Occupancy expense                                       1,288,000       1,240,000      1,246,000
     Equipment expense                                       1,662,000       1,582,000      2,008,000
     Advertising expense                                       472,000         218,000        324,000
     Data processing expense                                   344,000         394,000        385,000
     Professional fees                                       1,086,000         914,000      1,126,000
     Director expense                                          180,000         152,000        150,000
     Surety insurance                                          479,000         493,000        400,000
     Telephone, postage, supplies                            1,103,000         898,000      1,073,000
     Bankcard expenses                                         803,000         818,000        787,000
     Other                                                     617,000         633,000        602,000
                                                          ------------    ------------   ------------
                    Total noninterest expense               18,555,000      17,918,000     18,705,000
                                                          ------------    ------------   ------------
                    Earnings before income tax expense       6,265,000       5,537,000      6,324,000
Income tax expense                                           1,577,000       1,396,000      1,510,000
                                                          ------------    ------------   ------------
                    Net earnings                          $  4,688,000       4,141,000      4,814,000
                                                          ============    ============   ============
Earnings per share data:
     Basic                                                $       1.79    $       1.55   $       1.80
     Diluted                                              $       1.76    $       1.54   $       1.79
Weighted average shares outstanding:
     Basic weighted average shares outstanding               2,619,000       2,668,000      2,679,000
     Diluted weighted average shares outstanding             2,670,000       2,695,000      2,688,000

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2004, 2003, and 2002

                                                                                        Accumulated
                                    Common stock           Additional                      other
                             ---------------------------     paid-in        Retained    comprehensive  Comprehensive
                                Shares         Amount        capital        earnings       income         income           Total
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
   December 31, 2001            2,319,000   $  2,899,000     20,497,000     22,546,000        581,000                    46,523,000
FNB Bancorp 1-for-1
   exchange Of Bank stock              --     20,497,000    (20,497,000)            --             --             --             --
Net earnings                           --             --             --      4,814,000             --      4,814,000      4,814,000
Other comprehensive income:
   Unrealized gain on
      securities, net of
      tax of $328,000                  --             --             --             --      1,223,000      1,223,000      1,223,000
                                                                                                        ------------
Comprehensive income                                                                                    $  6,037,000
                                                                                                        ============
Cash dividends of $0.12
   per share, quarterly                --             --             --     (1,114,000)            --             --     (1,114,000)
Special cash dividend of
   $0.12 per share                                                            (292,000)                                    (292,000)
Stock dividend of 5%              116,000      3,040,000                    (3,040,000)                                          --
Cash on fractional shares
   related To stock dividend                                                    (7,000)                                      (7,000)
Stock options exercised             2,000         56,000             --             --                                       56,000
                             ------------   ------------   ------------   ------------   ------------                  ------------
Balance at
   December 31, 2002            2,437,000     26,492,000             --     22,907,000      1,804,000                    51,203,000
Net earnings                           --             --             --      4,141,000             --      4,141,000      4,141,000
Other comprehensive
 income:
   Unrealized loss on
   securities, net of tax
   benefit of $121,000                 --             --             --             --       (764,000)      (764,000)      (764,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  3,377,000
                                                                                                        ============
Cash dividends of $0.12
   per share, quarterly                --             --             --     (1,166,000)            --                    (1,166,000)
Special cash dividend of
   $0.12 per share                                    --             --       (302,000)            --                      (302,000)
Stock dividend  of 5%             120,000      3,532,000                    (3,532,000)                                          --
Cash on fractional shares
   related To stock dividend           --             --             --         (7,000)            --                        (7,000)
Stock-based compensation
   Expense                             --             --          3,000             --             --                         3,000
Stock repurchased and retired     (41,000)    (1,177,000)            --             --             --                    (1,177,000)
Stock options exercised             3,000         56,000             --             --             --                        56,000
                             ------------   ------------   ------------   ------------   ------------                  ------------
Balance at
   December 31, 2003            2,519,000     28,903,000          3,000     22,041,000      1,040,000                    51,987,000
Net earnings                           --             --             --      4,688,000             --      4,688,000      4,688,000
Other comprehensive
 income:
   Unrealized loss on
     securities, net of
     tax benefit
     of $330,000                       --             --             --             --       (474,000)      (474,000)      (474,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  4,214,000
                                                                                                        ============
Cash dividends of $0.12
   per share, quarterly                --             --             --     (1,210,000)            --                    (1,210,000)
Special cash dividend
   of $0.12 per share                                 --             --       (316,000)            --                      (316,000)
Stock dividend of 5%              124,000      4,514,000                    (4,514,000)                                          --
Stock-based compensation
   expense                             --             --          6,000             --             --                         6,000
Stock repurchased and
   retired                        (69,000)    (2,324,000)            --             --             --                    (2,324,000)
Stock options exercised            12,000        272,000             --             --             --                       272,000
                             ------------   ------------   ------------   ------------   ------------                  ------------
Balance at
   December 31, 2004            2,586,000   $ 31,365,000          9,000     20,689,000        566,000                    52,629,000
                             ============   ============   ============   ============   ============                  ============

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        December 31, 2004, 2003 and 2002

                                                                2004            2003            2002
                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                             $  4,688,000       4,141,000       4,814,000
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
         Depreciation and amortization                         1,790,000       1,971,000       1,735,000
         (Gain) loss on sale of investment securities             31,000        (165,000)       (121,000)
         Stock-based compensation expense                          6,000           3,000              --
         Gain (loss) on sale of bank premises, equipment,
            and leasehold improvements                                 0           5,000         (14,000)
         Provision for loan losses                               480,000         780,000         150,000
         Deferred taxes                                           74,000        (862,000)        183,000
         Changes in assets and liabilities:
            Accrued interest receivable and other assets      (6,422,000)     (1,776,000)        176,000
            Accrued expenses and other liabilities             2,083,000         834,000      (1,766,000)
                                                            ------------    ------------    ------------
               Net cash provided by operating activities       2,730,000       4,931,000       5,157,000
                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from matured securities available-for-sale        34,203,000      30,099,000      29,682,000
   Purchases of securities available-for-sale                (74,689,000)    (28,059,000)    (40,895,000)
   Proceeds from sale of securities available-for-sale                --       9,080,000       2,078,000
   Net decrease (increase) in loans                          (28,457,000)    (28,820,000)      3,028,000
   Proceeds from sales of bank premises, equipment, and
      leasehold improvements                                     121,000           7,000          14,000
   Purchases of bank premises, equipment, and leasehold
      Improvements                                            (2,101,000)       (927,000)     (1,153,000)
                                                            ------------    ------------    ------------
               Net cash used in investing activities         (70,923,000)    (18,620,000)     (7,246,000)
                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                39,392,000      24,392,000      15,624,000
   Net increase (decrease) in time deposits                     (353,000)      2,416,000     (12,297,000)
   Net increase (decrease) in federal funds purchased         19,172,000              --      (2,100,000)
   Cash dividends paid                                        (1,526,000)     (1,475,000)     (1,413,000)
   Repurchases of common stock                                (2,324,000)     (1,177,000)             --
   Exercise of stock options                                     272,000          56,000          56,000
   Payments on capital note payable                                   --         (78,000)        (75,000)
                                                            ------------    ------------    ------------
               Net cash provided by (used in)
                  financing activities                        54,633,000      24,134,000        (205,000)
                                                            ------------    ------------    ------------
               Net increase (decrease) in cash and cash
                  Equivalents                                (13,560,000)     10,445,000      (2,294,000)
Cash and cash equivalents at beginning of year                30,644,000      20,199,000      22,493,000
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year                    $ 17,084,000      30,644,000      20,199,000
                                                            ============    ============    ============
Additional cash flow information:
   Interest paid                                            $  2,467,000       2,785,000       4,763,000
   Income taxes paid                                           1,691,000         872,000         530,000
   Noncash - stock dividend                                    4,514,000       3,532,000       3,040,000

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


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

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. For the Bank, the significant accounting estimate is the allowance for loan losses (note 1f). A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

         (a)      Basis of Presentation

                  The accounting and reporting policies of the Company and its wholly owned subsidiary are in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


         (b)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $1,087,000 and $400,000 at December 31, 2004 and 2003, respectively.

         (c)      Investment Securities

                  Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2004 or 2003. Available-for-sale securities are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders' equity until realized.

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

         (d)      Derivatives

                  All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivatives at December 31, 2004 and 2003.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


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

                  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


                  estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. Net amount written off in 2004 not considered material (see Allowance for Loan Losses caption on page 28 in the Management Discussion and Analysis section).

         (f)      Allowance for Loan Losses

                  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


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

         (i)      Stock Dividend

                  On November 19, 2004, the Company announced that its Board of Directors has declared a stock dividend of approximately 123,633 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 15, 2004, to shareholders of record on December 1, 2004. The earnings per share data presented have been adjusted for this stock dividend.

         (j)      Income Taxes

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

         (k)      Stock Option Plan

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                  Beginning in fiscal 2003, the Company elected to adopt the fair value method of accounting for stock-based compensation. Historically, the Company applied the intrinsic value method

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


                  permitted under SFAS 123, as defined in APB 25 and related interpretations, in accounting for its stock incentive plans in the past. The

                  Company has evaluated the alternative methods of transition and has elected the prospective method. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

                  Had compensation cost related to the Company's stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts below, for 2004, 2003, and 2002:

                                                                  2004              2003              2002
                                                             -------------     -------------     -------------
         Net earnings                       As reported      $   4,688,000         4,141,000         4,814,000
         Add stock-based employee
            compensation expense
            included in reported net
            income, net of related
            tax effects                                              6,000                                  --
                                                                                       3,000
         Deduct total stock-based
            Employee compensation
            expense determined
            under the fair value
            based method for all
            awards, net of related
            tax effects                                            (10,000)          (10,000)          (10,000)
                                                             -------------     -------------     -------------
         Net earnings                       Pro forma        $   4,684,000         4,134,000         4,804,000
                                                             =============     =============     =============

         Basic earnings per share           As reported               1.79              1.55              1.80
                                            Pro forma                 1.79              1.55              1.79

         Diluted earnings per share         As reported               1.76              1.54              1.79
                                            Pro forma                 1.75              1.53              1.79

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


                  Earnings per share have been computed based on the following:

                                                       Year ended December 31
                                               ------------------------------------
                                                  2004         2003         2002
                                               ----------   ----------   ----------
         Net earnings                          $4,688,000    4,141,000    4,814,000
         Weighted average number of
            shares outstanding                  2,619,000    2,668,000    2,679,000
         Effect of dilutive options                51,000       27,000        9,000
                                               ----------   ----------   ----------

                     Weighted average
                         number of shares
                         outstanding used to
                         calculate diluted
                         earnings per share     2,670,000    2,695,000    2,688,000
                                               ==========   ==========   ==========

                  Options to purchase 18,811 shares of common stock were not included in the 2002 computation of diluted EPS because the options' exercise price was greater than the average market price of the common share. The options, which expire on May 31, 2008, were still outstanding at December 31, 2004. All outstanding options were included in the 2004 and 2003 computations.

         (l)      Fair Values of Financial Instruments

                  The notes to financial statements include various estimated fair value information as of December 31, 2004 and 2003. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective consideration, which vary widely among different financial institutions and which are subject to change.

         (m)      Income Tax Credits

                  At December 31, 2004, the Bank had a $1,661,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

                  credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized or realizable. These investments are included in other securities in securities available-for-sale.

         (n)      Reclassifications

                  Certain prior year information has been reclassified to conform to current year presentation.

         (o)      Bank Owned Life Insurance

                  The Corporation purchased insurance on the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of income. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $6,773,000 and $2,975,000 at December 31, 2004 and 2003,
                  respectively.

(2)      Restricted Cash Balance

         Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2004 and 2003, the Bank maintained deposits in excess of the FRB reserve requirement.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(3)      Securities Available-for-Sale

         The amortized cost and carrying values of securities available-for-sale are as follows:

                                       Amortized      Unrealized      Unrealized       Carrying
                                          cost           gains          losses          value
                                      ------------   ------------    ------------    ------------
   December 31, 2004:
      Obligations of U.S.
         Government agencies          $ 54,780,000         85,000        (167,000)     54,697,000
      Obligations of states
         and political subdivisions     41,446,000      1,099,000         (30,000)     42,515,000
      Corporate debt                     3,977,000             --         (27,000)      3,950,000
      Other securities                   1,661,000             --              --       1,661,000
                                      ------------   ------------    ------------    ------------
                                      $101,864,000      1,184,000        (224,000)    102,823,000
                                      ============   ============    ============    ============

   December 31, 2003:
      Obligations of U.S.
         Government agencies          $ 23,688,000        167,000              --      23,855,000
      Obligations of states
         and political subdivisions     32,340,000      1,570,000          (2,000)     33,908,000
      Corporate debt                     4,003,000         28,000              --       4,031,000
      Other securities                   1,898,000             --              --       1,898,000
                                      ------------   ------------    ------------    ------------
                                      $ 61,929,000      1,765,000          (2,000)     63,692,000
                                      ============   ============    ============    ============

         An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2004, follows. No analysis for 2003 is presented, as the amount was not material.

                                              Less than 12 Months              12 Months or Longer                    Total
(Dollars in thousands            Fair Value   Unrealized Losses    Fair Value  Unrealized Losses    Fair Value  Unrealized Losses
Obligations of U.S.
   government agencies          $ 41,442,000       (167,000)             --               --        41,442,000       (167,000)
Obligations of states
   and political subdivisions     12,327,000        (30,000)             --               --        12,327,000        (30,000)
Corporate debt                     3,977,000        (27,000)             --               --         3,977,000        (27,000)
Other securities                          --             --              --               --                --             --
                                ------------   ------------    ------------     ------------      ------------   ------------
Total                             57,746,000       (224,000)             --               --        57,746,000       (224,000)
                                ============   ============    ============     ============      ============   ============

         The amortized cost and carrying value of debt securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


                                                    Amortized        Carrying
                                                      Cost            Value
                                                   ------------   ------------
         Available -for-sale:
            Due in one year or less                $ 21,088,000     21,089,000
            Due after one year though five years     70,474,000     71,073,000
         Due after five years through ten years       8,029,000      8,317,000
         Due after ten years                          2,273,000      2,344,000
                                                   ------------   ------------
                                                   $101,864,000    102,823,000
                                                   ============   ============

         For the years ended December 31, 2004, 2003, and 2002, gross realized gains amounted to $4,000, $238,000 and $121,000, respectively. For the years ended December 31, 2004, 2003 and 2002, gross realized losses amounted to $35,000, $73,000, and $0, respectively.

         At December 31, 2004 and 2003, securities with an amortized cost and fair value of $44,820,000 and $35,340,000 and $45,807,000 and
         $30,576,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

         As of December 31, 2004 and 2003, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000 and $702,000, respectively. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

         In 2004, the Bank wrote down $27,000 representing the impaired value of its investment in Federal National Mortgage Corp. Securities.

(4)      Loans, Net

         Loans are summarized as follows at December 31:

                                             2004             2003
                                        -------------    -------------

         Real estate                    $ 255,433,000      214,588,000
         Construction                      28,997,000       48,610,000
         Commercial                        58,849,000       52,248,000
         Consumer & other                   2,589,000        2,551,000
                                        -------------    -------------
                                          345,868,000      317,997,000

         Allowance for loan losses         (3,334,000)      (3,284,000)
         Net deferred loan fees            (1,628,000)      (1,784,000)
                                        -------------    -------------
                                        $ 340,906,000      312,929,000
                                        =============    =============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         The Bank had total impaired loans of $2,798,000 and $9,085,000 at December 31, 2004 and 2003, respectively. The allowance for loan losses related to the impaired loans was $255,000 and $1,314,000 as of December 31, 2004 and 2003, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $2,543,000 and $7,771,000 as of December 31, 2004 and 2003. During 2004
         and 2003, nonaccrual loans represented all impaired loans. The average recorded investment in impaired loans during 2004, 2003 and 2002 was $4,010,000, $8,552,000 and $2,063,000, respectively. Interest income on impaired loans of $4,800, $0, and $379,000, was recognized for cash payments received in 2004, 2003, and 2002, respectively. The amount of interest on impaired loans not collected in 2004, 2003 and 2002, respectively was $255,000, $757,000 and $124,000.

(5)      Allowance for Loan Losses

         Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                 2004            2003            2002
                                             ------------    ------------    ------------
           Balance, beginning of year        $  3,284,000       3,396,000       3,543,000
                                             ------------    ------------    ------------
           Loans charged off                     (431,000)       (896,000)       (305,000)
           Recoveries                               1,000           4,000           8,000
                                             ------------    ------------    ------------
                     Net loans charged off       (430,000)       (892,000)       (297,000)

           Provision for loan losses              480,000         780,000         150,000
                                             ------------    ------------    ------------
           Balance, end of year              $  3,334,000       3,284,000       3,396,000
                                             ============    ============    ============

(6)      Related Party Transactions

         In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2004 and 2003:

                                                 2004         2003
                                              ----------   ----------
              Balance, beginning of year      $7,202,000   $1,735,000
              Additions                          138,000    5,980,000
              Repayments                       3,964,000      513,000
                                              ----------   ----------
              Balance, end of year            $3,376,000    7,202,000
                                              ==========   ==========

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(7)      Bank Premises, Equipment, and Leasehold Improvements

         Bank premises, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

                                                         2004            2003
                                                     ------------    ------------
         Buildings                                   $  7,753,000       6,839,000
         Equipment                                      7,924,000       7,526,000
         Leasehold improvements                         1,170,000         510,000
                                                     ------------    ------------
                                                       16,847,000      14,875,000

         Accumulated depreciation and amortization     (9,241,000)     (7,971,000)
                                                     ------------    ------------
                                                        7,606,000       6,904,000

         Land                                           4,008,000       4,000,000
                                                     ------------    ------------
                                                     $ 11,614,000      10,904,000
                                                     ============    ============

         Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $1,282,000, $1,290,000 and $1,354,000, respectively.

(8)      Deposits

         The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $42,402,000 and $41,995,000 at
         December 31, 2004 and 2003, respectively.

         At December 31, 2004, the scheduled maturities of time certificates of $100,000 and over are as follows:


                Year ending December 31:
                   2005                             $   36,174,000
                   2006                                  4,039,000
                   2007                                  2,189,000
                                                    --------------
                                                    $   42,402,000
                                                    ==============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(9)      Commitments and Contingencies

         The Bank leases a portion of its facilities and equipment under noncancelable operating leases expiring at various dates through 2009. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

         The minimum rental commitments under the operating leases as of December 31, 2004 are as follows:

                    Year ending December 31:
                       2005                           $    264,000
                       2006                                267,000
                       2007                                265,000
                       2008                                223,000
                       2009                                127,000
                                                      ------------
                                                      $  1,146,000
                                                      ============

         Total rent expense for operating leases was $284,000, $361,000, and $373,000, in 2004, 2003, and 2002, respectively.

         The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect on the Bank's financial statements.

(10)     Bank Savings Plan

         The Bank maintains a salary deferral 401(k) plan covering substantially all employees , known as the First National Bank Savings Plan (the
         Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2004, 2003, and 2002 was $540,000, $475,000 and $480,000, respectively.

(11)     Salary Continuation and Deferred Compensation Plans

         The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual's employment period. The Salary Continuation Plan expense for the years ended December 31, 2004, 2003, and 2002 was $305,000, $137,000, and $131,000 respectively. Accrued compensation payable under the salary continuation plan totaled $1,515,000 and $1,271,000 at December 31, 2004 and 2003, respectively.

         The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2004 and 2003, the related liability included in accrued expenses and other liabilities was $1,649,000 and $1,143,000, respectively.

(12)     Income Taxes

         The provision for income taxes for the years ended December 31, consists of the following:



                                   2004            2003            2002
                               ------------    ------------    ------------

           Current:
              Federal          $  1,275,000       1,473,000       1,210,000
              State                 228,000         785,000         117,000
                               ------------    ------------    ------------
                                  1,503,000       2,258,000       1,327,000
                               ------------    ------------    ------------
           Deferred:
              Federal                62,000        (615,000)        175,000
              State                  12,000        (247,000)          8,000
                               ------------    ------------    ------------
                                     74,000        (862,000)        183,000
                               ------------    ------------    ------------
                               $  1,577,000       1,396,000       1,510,000
                               ============    ============    ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         The reasons for the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, are summarized as follows:

                                                         2004           2003           2002
                                                      ----------     ----------     ----------
           Statutory rate                                  34.0%          34.0%          34.0%
           Increased (decrease) resulting from:
              Tax-exempt income                            (8.0)%         (8.7)%        (11.5)%
              State income taxes, net of federal
                 benefit                                    2.5%           6.4%           1.3%
              Allowable credits against income             (2.8)%         (5.8)%          0.0%
              Other, net                                   (0.5)%         (0.7)%         (0.1)%
                                                      ----------     ----------     ----------
                               Effective rate              25.2%          25.2%          23.7%
                                                      ==========     ==========     ==========

         The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                                  December 31
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
         Deferred tax assets:
            Allowance for loan losses                                    $  1,307,000       1,299,000
            Capitalized interest on buildings                                  32,000          33,000
            Various accruals not currently deductible in tax return         1,787,000       1,883,000
            Depreciation                                                      169,000          74,000
                                                                         ------------    ------------
                 Total deferred tax assets                                  3,295,000       3,289,000
                                                                         ------------    ------------
         Deferred tax liabilities:
            State income taxes                                                303,000         293,000
            Unrealized appreciation of available-for-sale securities          395,000         726,000
            Expenses and credits deducted on tax return, not for
               financial reporting purposes                                   115,000          32,000
                                                                         ------------    ------------
                 Total deferred tax liabilities                               813,000       1,051,000
                                                                         ------------    ------------
                 Net deferred tax assets before valuation allowance         2,482,000       2,238,000
                 Valuation allowance                                         (134,000)       (143,000)
                                                                         ------------    ------------
                 Net deferred tax asset                                     2,348,000       2,095,000
                                                                         ============    ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         As of December 31, 2004, the Bank had state tax credit carryforwards for income tax purposes of $169,000. If not utilized, the credits will expire by 2008. Management believes that valuation allowance of $134,000 and $143,000 for deferred taxes as of December 31, 2004 and 2003 are adequate to reduce the deferred tax assets to an amount that will more likely than not be realized. It is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. The valuation allowance decreased $9,000 in 2004 and increased $143,000 for 2003, respectively. The Company relies on California Enterprise Zone tax benefits that are subject to audit and adjustment. The valuation allowance takes this tax obligation uncertainty into account.

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

                                                                      2004           2003
                                                                  ------------   ------------
         Financial instruments whose contract amounts represent
            Credit risk:
                 Undisbursed loan commitments                     $ 33,629,000     28,860,000
                 Lines of credit                                    42,731,000     22,072,000
                 MasterCard lines                                    3,560,000      3,438,000
                 Standby letters of credit                           3,158,000      2,518,000
                                                                  ------------   ------------
                                                                  $ 83,078,000     56,888,000
                                                                  ============   ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

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

         The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2004, there were $2,651,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2004 there were $507,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2005. The Bank has experienced no draws on these letters of credit, and do not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or imbedded agreements of recourse from the customer.

         The following methods and assumptions were used by the Company.


         (a)      Cash and Cash Equivalents

                  The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets fair values.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

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

         (d)      Off-Balance Sheet Investments

                  Fair values for the company's off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

         (e)      Deposit Liabilities

                  The fair values estimated for demand deposits (interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates for a schedule of the aggregate expected monthly maturities on time deposits.

         (f)      Federal Funds Sold/Purchased

                  The carrying amount of federal funds sold/purchased approximates their fair values.

         (g)      Bank Owned Life Insurance

                  The carrying amount is the cash surrender value for all policies.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         The following table provides summary information on the estimated fair value of financial instruments at December 31, 2004:

                                                                           Carrying         Fair
                                                                            amount          value
                                                                         ------------   ------------
              Financial assets:
                   Cash and cash equivalents                             $ 17,084,000     17,084,000
                   Securities available for sale                          101,864,000    102,823,000
                   Loans, net                                             340,906,000    344,845,000
                   Bank owned life insurance                                6,773,000      6,773,000
                   Accrued interest receivable                              2,379,000      2,379,000

              Financial liabilities:
                   Deposits                                               413,253,000    413,137,000
                   Federal funds purchased                                 19,172,000     19,172,000
                   Accrued interest payable                                   403,000        403,000

              Off-balance-sheet liabilities:
                   Undisbursed loan commitments, lines of credit,
                        Mastercard line, and standby letters of credit             --        800,000

         The following table provides summary information on the estimated fair value of financial instruments at December 31, 2003:

                                                                           Carrying         Fair
                                                                            amount          value
                                                                         ------------   ------------
                 Financial assets:
                   Cash and cash equivalents                             $ 30,644,000     30,644,000
                   Securities available for sale                           63,692,000     63,692,000
                   Loans, net                                             312,929,000    316,702,000
                   Bank owned life insurance                                2,975,000      2,975,000

              Financial liabilities:
                   Deposits                                               374,214,000    374,591,000

              Off-balance-sheet liabilities:
                   Undisbursed loan commitments, lines of credit,
                        Mastercard line, and standby letters of credit             --        774,000

         The carrying amounts include 2,798,000 and $9,085,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2004 and 2003, respectively. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these loans:

                                                      2004            2003
                                                 -------------   -------------
          Aggregate carrying amount              $   2,798,000       9,085,000
          Effective rate                                  6.98%           8.60%
          Average term to maturity                    0 months         1 month

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

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

         As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's categories.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

         The consolidated actual capital amounts and ratios of FNB Bancorp and Subsidiary are also presented in the following table:

                                                                                                  To be well capitalized under
                                                                              For capital           prompt corrective action
                                                   Actual                  adequacy purposes              provisions
                                         ---------------------------   -------------------------   --------------------------
                                             Amount         Ratio         Amount         Ratio        Amount          Ratio
                                         --------------   ----------   -------------   ---------   -------------   ----------
     December 31, 2004:
        Total risk-based capital
          (to risk weighted assets)
        Consolidated Company             $ 55,397,000          13.50%     32,815,000        8.00%     41,019,000        10.00%
        Bank                               55,366,000          13.50      32,815,000        8.00      41,019,000        10.00

        Tier 1 capital (to risk
           weighted assets)
        Consolidated Company               52,063,000          12.69      16,407,000        4.00      24,611,000         6.00
        Bank                               52,032,000          12.69      16,407,000        4.00      24,611,000         6.00

        Tier 1 capital (to average
           assets)
        Consolidated Company               52,063,000          10.72      19,434,000        4.00      24,293,000         5.00
        Bank                               52,032,000          10.71      19,434,000        4.00      24,293,000         5.00


                                                                                                  To be well capitalized under
                                                                              For capital           prompt corrective action
                                                   Actual                  adequacy purposes              provisions
                                         ---------------------------   -------------------------   --------------------------
                                             Amount         Ratio         Amount         Ratio        Amount          Ratio
                                         --------------   ----------   -------------   ---------   -------------   ----------

     December 31, 2003:
        Total risk-based capital
           (to risk weighted assets)
        Consolidated Company             $ 54,266,000          14.16      30,669,000        8.00%     38,337,000        10.00%
        Bank                               54,231,000          14.15      30,669,000        8.00      38,337,000        10.00

        Tier 1 capital (to risk
           weighted assets)
        Consolidated Company               50,982,000          13.30      15,335,000        4.00      23,002,000         6.00
        Bank                               50,947,000          13.29      15,335,000        4.00      23,002,000         6.00

        Tier 1 capital (to average
           assets)
        Consolidated Company               50,982,000          12.07      16,899,000        4.00      21,124,000         5.00
        Bank                               50,947,000          12.06      16,899,000        4.00      21,124,000         5.00

(16)     Stock Option Plan

         In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan known as the 2002 FNB Bancorp Plan. The Plans allow the Company to grant options to employees of up to 332,378 shares, which includes the effect of stock dividends of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date.

         The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2004; dividend yield of 6.85% for the year; risk-free interest rate of 3.73; expected volatility of 10%; expected life of 5.0 years; and weighted average fair value of $0.76.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003



         The assumptions used for grants in 2003; dividend yield of 7% for the year; risk-free interest rate of 4.2%; expected volatility of 12%; expected life of 9.7 years; and weighted average fair value of $2.15. The assumptions used for grants in 2002; dividend yield of 7.4% for the year; risk-free interest rate of 3.8%; expected volatility of 12%; expected life of 10 years; and weighted average fair value of $0.40.

         A summary of the status of the Company's fixed stock option plans as of December 31, 2004, 2003 and 2002 is presented below:

                                                                           Weighted
                                                                           average
                                                                           exercise
                                                              Shares        price
                                                            ----------    ----------
              2002 FNB Bancorp plan:
                 Outstanding at January 1, 2002                     --            --
                    Granted                                     35,442    $    23.75
                    Expired/forfeited                             (393)        23.75
                                                            ----------    ----------
                 Outstanding at December 31, 2002               35,049         23.75
                    Granted                                     44,052         23.68
                    Exercised                                     (231)        23.75
                    Expired/forfeited                           (1,469)        23.27
                                                            ----------    ----------
                 Outstanding at December 31, 2003               77,401         23.15
                    Granted                                     41,389         30.95
                    Exercised                                   (1,234)        23.39
                    Expired/forfeited                           (6,725)        24.46
                                                            ----------    ----------
                 Outstanding at December 31, 2004              110,831    $    25.98
                                                            ==========    ==========

                 Options exercisable at December 31, 2004       24,988    $    24.04

                 Options exercisable at December 31, 2003       10,038         23.54

                 Options exercisable at December 31, 2002        1,734         21.10

         The following information applies to options outstanding at December 31, 2004:

                Range of exercise prices                          $22.68 - 30.95
                Options outstanding                                   110,831
                Weighted average remaining contractual life (years)     8.5

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


         A summary of the status of the Company's fixed stock option plans as of December 31, 2004, 2003 and 2002 is presented below:

                                                                           Weighted
                                                                           Average
                                                                           exercise
                                                              Shares        Price
                                                            ----------    ----------
              1997 FNB Bancorp plan:
                 Outstanding at January 1, 2002                115,349         20.78
                    Exercised                                   (2,788)        20.37
                    Expired/forfeited                          (20,006)        21.02
                                                            ----------    ----------
                 Outstanding at December 31, 2002               92,555         20.78
                    Exercised                                   (2,429)        21.11
                    Expired/forfeited                           (4,249)        20.44
                                                            ----------    ----------
                 Outstanding at December 31, 2003               85,877         20.79
                    Exercised                                  (11,856)        20.59
                    Expired/forfeited                           (2,856)        20.34
                                                            ----------    ----------
                 Outstanding at December 31, 2004               71,165    $    20.84
                                                            ==========    ==========

                 Options exercisable at December 31, 2004       57,284    $    20.96

                 Options exercisable at December 31, 2003       57,187         21.02

                 Options exercisable at December 31, 2002       42,569         21.10

         The following information applies to options outstanding at December 31, 2004:

              Range of exercise prices                            $19.69 - 22.74
              Options outstanding                                     71,165
              Weighted average remaining contractual life (years)       5.1

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 2004


(17)     Quarterly Data (Unaudited)

                                           First        Second       Third        Fourth
                                         ----------   ----------   ----------   ----------
         2004:
            Interest income              $5,737,000    5,685,000    6,206,000    6,418,000
            Interest expense                563,000      576,000      639,000      755,000
                                         ----------   ----------   ----------   ----------
               Net interest income        5,174,000    5,109,000    5,567,000    5,663,000
            Provision for loan losses       120,000      120,000      120,000      120,000
                                         ----------   ----------   ----------   ----------
               Net interest income,
                  after provision
                    for loan losses       5,054,000    4,989,000    5,447,000    5,543,000

            Non-interest income             923,000      958,000      956,000      950,000
            Non-interest expense          4,745,000    4,743,000    4,624,000    4,443,000
                                         ----------   ----------   ----------   ----------
            Income before income taxes    1,232,000    1,204,000    1,779,000    2,050,000

            Provision for income taxes      329,000      241,000      437,000      570,000
                                         ----------   ----------   ----------   ----------
               Net earnings              $  903,000      963,000    1,342,000    1,480,000
                                         ==========   ==========   ==========   ==========

            Basic earnings per share     $     0.34         0.37         0.51         0.57
            Diluted earnings per share         0.34         0.36         0.51         0.56


                                           First        Second       Third        Fourth
                                         ----------   ----------   ----------   ----------
         2003:
            Interest income              $5,812,000    5,685,000    5,695,000    5,675,000
            Interest expense                750,000      712,000      627,000      569,000
                                         ----------   ----------   ----------   ----------
               Net interest income        5,062,000    4,973,000    5,068,000    5,106,000
            Provision for loan losses       620,000      120,000       40,000           --
                                         ----------   ----------   ----------   ----------
               Net interest income,
                  after provision
                    for loan losses       4,442,000    4,853,000    5,028,000    5,106,000

            Non-interest income             979,000      959,000    1,004,000    1,084,000
            Non-interest expense          4,596,000    4,639,000    4,368,000    4,315,000
            Income before income taxes      825,000    1,173,000    1,664,000    1,875,000

            Provision for income taxes      207,000      294,000      404,000      491,000
                   Net earnings          $  618,000      879,000    1,260,000    1,384,000

            Basic earnings per share     $     0.23         0.33         0.47         0.52
            Diluted earnings per share         0.23         0.33         0.47         0.51

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003


(18)     Prospective Accounting Changes

         On December 12, 2003, AICPA issued Statement of Position 03-3 which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer, including such loans acquired in purchase business combinations. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company is prospectively adopting SOP 03-03 effective for loans acquired beginning January 1, 2005.

         In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair-value method, and record such expense in its financial statements, for interim or annual reporting periods beginning after June 15, 2005. The revised Statement eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

         This accounting change is not expected to have a material effect on the consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003



(19)     Condensed Financial Information of Parent Company

         The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

       FNB Bancorp
       Condensed balance sheets                                     2004            2003
                                                                ------------    ------------
         Assets:
            Cash and due from banks                             $    350,000          65,000
            Investments in subsidiary                             52,598,000      51,857,000
            Other assets                                                  --         403,000
                                                                ------------    ------------
                   Total assets                                 $ 52,948,000      52,325,000
                                                                ============    ============

         Liabilities:
            Other liabilities                                   $    319,000         338,000
         Stockholders' equity                                     52,629,000      51,987,000
                                                                ------------    ------------
                   Total liabilities and stockholders' equity   $ 52,948,000      52,325,000
                                                                ============    ============


         FNB Bancorp
         Condensed statements of income                             2004            2003
         ----------------------------------------------------   ------------    ------------

         Income:
            Dividend from subsidiary                            $  3,446,000       2,509,000
            Other income                                               1,000              --
                                                                ------------    ------------
                   Total income                                    3,447,000       2,509,000
                                                                ------------    ------------

         Expense:
            Other expense                                             10,000           4,000
                                                                ------------    ------------
                   Total expense                                      10,000           4,000
                                                                ------------    ------------

                   Income before income taxes and equity
                      in undistributed earnings of subsidiary      3,437,000       2,505,000
         Income tax expense (credit)                                 (36,000)         (1,000)
                                                                ------------    ------------
                   Income before equity in undistributed
                      earnings of subsidiary                       3,473,000       2,506,000
         Equity in undistributed earnings of subsidiary            1,215,000       1,635,000
                                                                ------------    ------------
                   Net earnings                                 $  4,688,000       4,141,000
                                                                ============    ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

       FNB Bancorp
       Condensed statements of cash flows                       2004            2003
                                                            ------------    ------------
         Net earnings                                       $  4,688,000       4,141,000
         Change in other assets                                  403,000         (11,000)
         Change in other liabilities                             (19,000)       (263,000)
         Undistributed earnings of subsidiary                 (1,215,000)     (1,635,000)
         Stock-based compensation expense                          6,000           3,000
                                                            ------------    ------------
              Cash flows provided by operating activities      3,863,000       2,235,000
                                                            ------------    ------------

         Increase in investment to subsidiary                         --         309,000
                                                            ------------    ------------
              Cash flows used in investing activities                 --         309,000
                                                            ------------    ------------

         Proceeds from exercise of common stock                  272,000          57,000
         Dividends paid                                       (1,526,000)     (1,476,000)
         Repurchases of common stock                          (2,324,000)     (1,177,000)
                                                            ------------    ------------
              Cash flows provided by financing activities     (3,578,000)     (2,596,000)
                                                            ------------    ------------

              Net increase in cash                               285,000         (52,000)
         Cash, beginning of year                                  65,000         117,000
                                                            ------------    ------------
         Cash, end of year                                  $    350,000          65,000
                                                            ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

         Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K
---------------------------------------------------------------------------

(a)(1)   Financial Statements. Listed and included in Part II, Item 8.
         ---------------------

(2)      Financial Statement Schedules. Not applicable.
         ------------------------------

(3)      Exhibits.
         ---------

       Exhibit
       Number                       Document Description
       -------------------------------------------------------------------------

            **2.1       (deleted)

              2.2 Acquisition Agreement dated November 5, 2004, signed among First National Bank of Northern California, Sequoia National Bank and Hemisphere National Bank (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on November 9, 2004)

              2.3 Form of Director-Shareholder Agreement dated November 5, 2004, as signed between First National Bank of Northern California and each of the directors of Sequoia National Bank (incorporated by reference from Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Commission on November 9, 2004)

              2.4 First Addendum to Acquisition Agreement, dated December 13, 2004, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.5 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2004

            **3.1       Articles of Incorporation of FNB Bancorp.

            **3.2       Bylaws of FNB Bancorp.

            **4.1       Specimen of the Registrant's common stock certificate.

           **10.1 Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California.

           **10.2 Lease agreement dated June 8, 1999, as amended, for Linda Mar Branch Office of First National Bank of Nortern California at Linda Mar Shopping Center, Pacifica, California.

           **10.3 Lease agreement dated August 21, 1996, as amended, for the Flower Mart facility of First National Bank of Northern California at 640 Brannan Street, Suite 102, San Francisco, California.

           **10.4       (deleted)

           **10.5       (deleted)

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

        **10.8(b)       Form of Incentive Stock Option Agreement (Standard
                        Provisions under the First National Bank of Northern
                        California 1997 Stock Option Plan.*

           **10.9 First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

          **10.10 First National Bank Deferred Compensation Plan dated November 1, 1997.*

          **10.11 Salary Continuation Agreement between First National Bank of Northern California And Michael R. Wyman, dated December 20, 1996.*

          **10.12 Salary Continuation Agreement between First National Bank of Northern California And Paul B. Hogan dated December 20, 1996.*

          **10.13 Salary Continuation Agreement between First National Bank of Northern California And James B. Ramsey, dated December 23, 1999.*

          **10.14 Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony
                        J. Clifford.*

          **10.15       (deleted)

          **10.16 Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc., as Lessee, with respect to Redwood City Branch Office.

          **10.17       (deleted)

          **10.18 Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

         ***10.19 First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

        ****10.20       FNB Bancorp Stock Option Plan (effective March 15,
                        2002).*

        ****10.21       FNB Bancorp Stock Option Plan, Form of Incentive Stock
                        Option Agreement.*

        ****10.22       FNB Bancorp Stock Option Plan, Form of Nonstatutory
                        Stock Option Agreement.*

       *****10.23       FNB Bancorp 2002 Stock Option Plan (adopted June 28,
                        2002).*

       *****10.24       FNB Bancorp 2002 Stock Option Plan, Form of Incentive
                        Stock Option Agreement.*

       *****10.25       FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory
                        Stock Option Agreement.*

      ******10.26       Lease agreement dated August 13, 2003, for San Mateo
                        Branch Office of First National Bank of Northern
                        California, located at 150 East Third Avenue, San Mateo,
                        CA 94401.

            10.27 Salary Continuation Agreement and Split-Dollar Agreement for Jim D. Black (incorporated by reference from Exhibit
                        10.27 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

            10.28 Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

            10.29 Amended and Restated Salary Continuation Agreement and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

       ******14.0       Code of Ethics

             21.1 The Registrant has one subsidiary, First National Bank of Northern California.

             23.1       Consent of KPMG LLP

             23.2       (deleted)

             31.1       Rule 13a-14(a)/15d-14(a) Certification
                        (principal executive officer)

             31.2       Rule 13a-14(a)/15d-14(a) Certification
                        (principal financial officer)

             32.0       Section 1350 Certifications

--------------------------------------------------------------------------------

              * Denotes management contracts, compensatory plans or arrangements.

              ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

              *** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2002.

              **** Incorporated by reference to registrant's Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

              ***** Incorporated by reference to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

              ****** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2003





         An Annual Report for the fiscal year ended December 31, 2004, and Notice of Annual Meeting and Proxy Statement for the Company's 2005 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FNB BANCORP



Dated: March 25, 2005                       By: /s/ THOMAS C. MCGRAW
                                                --------------------------------
                                                Thomas C. McGraw
                                                Chief Executive Officer
                                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                        Title                       Date



/s/ MICHAEL R. WYMAN            Chairman of the Board           March 25, 2005
--------------------------      of Directors
Michael R. Wyman



/s/ THOMAS C. MCGRAW            Director, Chief Executive       March 25, 2005
--------------------------      Officer and Secretary
Thomas C. McGraw



/s/ JAMES B. RAMSEY            Senior Vice President and        March 25, 2005
--------------------------     Chief Financial Officer
James B. Ramsey                (Principal Financial Officer
                               and Principal Accounting
                               Officer)

        Signature                        Title                       Date



/s/ NEIL J. VANNUCCI           Director                         March 25, 2005
--------------------------
Neil J. Vannucci


/s/ EDWARD J. WATSON           Director                         March 25, 2005
--------------------------
Edward J. Watson


/s/ DANIEL J. MODENA           Director                         March 25, 2005
--------------------------
Daniel J. Modena


/s/ LISA ANGELOT               Director                         March 25, 2005
--------------------------
Lisa Angelot


/s/ JIM D. BLACK               Director and President           March 25, 2005
--------------------------
Jim D. Black


/s/ ANTHONY J. CLIFFORD        Director and Executive           March 25, 2005
--------------------------     Vice President and Chief
Anthony J. Clifford            Operating Officer


/s/ R. ALBERT ROENSCH          Director                         March 25, 2005
--------------------------
R. Albert Roensch