Form 10-K/A
period 2004-12-31
FNB BANCORP/CA/
filed 2005-05-05
CIK 1163199

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                (Amendment No. 1)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934


                          Commission File No. 000-49693


                                   FNB BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                    92-2115369
  -------------------------------                   ------------------------
  (State or other jurisdiction of                   (IRS Employer ID Number)
   incorporation or organization)


  975 El Camino Real, South San Francisco, California              94080
  ----------------------------------------------------           ----------
        (Address of principal executive offices)                 (Zip code)


                                 (650) 588-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


 Securities registered pursuant to Section 12(b) of
                                            the Act:    None
                                                      --------------------------
 Securities registered pursuant to Section 12(g) of
                                           the Act:
                                                      --------------------------

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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]    No [X]

   Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $73,460,064

       Number of shares outstanding of each of the registrant's classes of common stock, as of May 4, 2005

            No par value Common Stock - 2,566,332 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated by reference into this Form 10-K:
           Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2005 annual meeting of shareholders.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A is being filed to amend the FNB Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 29, 2005.

         The purpose of this Amendment No. 1 is to file, as exhibits to this Amendment No. 1, the certifications required pursuant to Section 302 of the Sarbanes Oxley Act of 2002, and Rules 13a-14(a) / 15d-14(a), in replacement of the certifications previously filed as Exhibits 31.1 and 31.2 to the FNB Bancorp Form 10-K. Certain references to internal control over financial reporting were inadvertently omitted from the wording of said Exhibits 31.1 and 31.2. Such references were intended to be included and the exhibits being filed with this Amendment No. 1 are to correct the unintended omissions.

         Other than the corrections made to the wording of Exhibits 31.1 and 31.2, all other information included in the FNB Bancorp Annual Report on Form 10-K, as filed on March 29, 2005, remains unchanged.


                                  EXHIBIT INDEX

Exhibit Number       Description of Exhibits
--------------       -----------------------------------------------------------

     31.1 Certification of Thomas C. McGraw pursuant to Rules 13a-14(a) / 15d-14(a)

     31.2            Certification of James B. Ramsey pursuant to Rules
                     13a-14(a) / 15d-14(a)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FNB BANCORP


Dated: May 4, 2005                     By: /s/ THOMAS C. MCGRAW
                                           -------------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Principal Executive Officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                             Title                          Date
---------                             -----                          ----

/s/ THOMAS C. MCGRAW             Director, Chief Executive        May 4, 2005
---------------------------      Officer and Secretary
Thomas C. McGraw


/s/ JAMES B. RAMSEY              Senior Vice President and        May 4, 2005
---------------------------      Chief Financial Officer
James B. Ramsey                  (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)

/s/ DANIEL J. MODENA             Director                         May 4, 2005
---------------------------
Daniel J. Modena


/s/ LISA ANGELOT                 Director                         May 4, 2005
---------------------------
Lisa Angelot


/s/ JIM D. BLACK                 Director and President           May 4, 2005
---------------------------
Jim D. Black


/s/ ANTHONY J. CLIFFORD          Director and Executive           May 4, 2005
---------------------------      Vice President and Chief
Anthony J. Clifford              Operating Officer