Form 10-Q
period 2005-03-31
FNB BANCORP/CA/
filed 2005-05-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005
                  ---------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of April 20, 2005: 2,566,332 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                            March 31      December 31
                                                                              2005           2004
                                                                          ------------   ------------
Cash and due from banks                                                   $     17,110   $     17,084
Federal funds sold                                                               7,370             --
                                                                          ------------   ------------

     Cash and cash equivalents                                                  24,480         17,084

Securities available-for-sale                                                   95,084        102,823
Loans, net                                                                     332,339        340,906
Bank premises, equipment, and leasehold improvements                            11,576         11,614
Accrued interest receivable and other assets                                    18,343         17,627
                                                                          ------------   ------------

     Total assets                                                         $    481,822   $    490,054
                                                                          ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Demand, noninterest bearing                                              $    108,843   $    109,758
 Demand, interest bearing                                                       53,128         51,818
 Savings and money market                                                      164,956        160,062
 Time                                                                           97,695         91,615
                                                                          ------------   ------------

     Total deposits                                                            424,622        413,253

Federal funds purchased                                                             --         19,172
Accrued expenses and other liabilities                                           5,619          5,000
                                                                          ------------   ------------

     Total liabilities                                                         430,241        437,425
                                                                          ------------   ------------
Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,566,000 shares at March 31, 2005
   and 2,586,000 shares at December 31, 2004                                    30,628         31,365
Additional paid-in capital                                                          11              9
 Retained earnings                                                              20,939         20,689
 Accumulated other comprehensive income                                              3            566
                                                                          ------------   ------------

     Total stockholders' equity                                                 51,581         52,629
                                                                          ------------   ------------

     Total liabilities and stockholders' equity                           $    481,822   $    490,054
                                                                          ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
           (Dollars in thousands, except share and per share amounts)

                                                           Three months ended
                                                               March 31,
                                                      ---------------------------
                                                          2005           2004
                                                      ------------   ------------
Interest income:
   Interest and fees on loans                         $      5,694   $      5,191
   Interest on securities                                      441            223
   Interest on tax-exempt securities                           329            291
   Federal funds sold                                           51             32
                                                      ------------   ------------
     Total interest income                                   6,515          5,737
                                                      ------------   ------------
Interest expense:
   Interest on deposits                                        909            563
   Other interest expense                                       56             --
                                                      ------------   ------------
     Total interest expense                                    965            563
                                                      ------------   ------------
Net interest income                                          5,550          5,174
Provision for loan losses                                      120            120
                                                      ------------   ------------
Net interest income after provision for loan losses          5,430          5,054
                                                      ------------   ------------
Noninterest income:
   Service charges                                             567            661
   Credit card fees                                            216            207
   Other income                                                120             55
                                                      ------------   ------------
     Total noninterest income                                  903            923
                                                      ------------   ------------
Noninterest expense:
   Salaries and employee benefits                            2,805          2,690
   Occupancy expense                                           315            358
   Equipment expense                                           370            422
   Professional fees                                           250            250
   Telephone, postage and supplies                             194            313
   Bankcard expenses                                           199            178
   Securities write-down                                        66             --
   Other expense                                               703            534
                                                      ------------   ------------
     Total noninterest expense                               4,902          4,745
                                                      ------------   ------------
     Earnings before income tax expense                      1,431          1,232
Income tax expense                                             415            329
                                                      ------------   ------------
     NET EARNINGS                                     $      1,016   $        903
                                                      ============   ============

Dividends declared per common share                   $       0.30   $       0.24

Earnings per share data:
   Basic                                              $       0.39   $       0.34

   Diluted                                            $       0.39   $       0.34

Weighted average shares outstanding:
   Basic                                                 2,577,000      2,641,000

   Diluted                                               2,635,000      2,687,000

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                              Three months ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2005           2004
                                                                          ------------   ------------
Net earnings                                                              $      1,016   $        903
Unrealized gain/(loss) on AFS securities                                          (563)            64
                                                                          ------------   ------------
   Total comprehensive income                                             $        453   $        967
                                                                          ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                               Three months ended
                                                                                    March 31
                                                                           ---------------------------
                                                                              2005           2004
                                                                          ------------   ------------
Cash flow from operating activities
  Net earnings                                                            $      1,016   $        903
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                  379            442
    Stock-based compensation expense                                                 2              1
    Provision for loan losses                                                      120            120
    Securities write-down                                                           66             --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                (716)        (1,388)
      Accrued expenses and other liabilities                                       626          1,609
                                                                          ------------   ------------
         Net cash provided by operating activities                               1,493          1,687
                                                                          ------------   ------------
Cash flows from investing activities
  Purchase of securities available-for-sale                                     (3,746)            --
  Proceeds from matured/called/securities available-for-sale                    10,361         11,183
  Net decrease (increase)  in loans                                              8,447         (3,030)
  Net increase in other real estate owned                                           --         (5,827)
  Proceeds from sale of bank premises, equipment and leasehold
   improvements                                                                     --             21
  Purchases of bank premises, equipment, leasehold improvements                   (237)          (700)
                                                                          ------------   ------------
           Net cash provided by investing activities                            14,825          1,647
                                                                          ------------   ------------
Cash flows from financing activities
  Net increase in demand and savings deposits                                    5,289          5,557
  Net increase (decrease) in time deposits                                       6,080         (1,447)
  Net decrease in federal funds purchased                                      (19,172)            --
    Dividends paid                                                                (382)          (605)
    Repurchase of common stock                                                    (765)          (420)
    Issuance of common stock                                                        28            104
                                                                          ------------   ------------
           Net cash provided by financing activities                            (8,922)         3,189
                                                                          ------------   ------------

           NET INCREASE IN CASH AND  CASH EQUIVALENTS                            7,396          6,523

Cash and cash equivalents at beginning of period                                17,084         30,644
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                $     24,480   $     37,167
                                                                          ============   ============

Additional cash flow information
  Interest paid                                                           $        864   $        553
  Income taxes paid                                                       $        337   $        250
Non-cash financial activity
  Accrued dividends                                                       $        384   $        303

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

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

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004.

         Results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE B - ACQUISITION

         On May 2, 2005, the Company announced that its wholly owned subsidiary, First National Bank of Northern California, had completed its acquisition of Sequoia National Bank, with two offices in San Francisco. Sequoia was consolidated with and merged into First National Bank of Northern California effective April 30, 2005. Sequoia had approximately $62,000,000 in total assets. Under the terms of the Acquisition Agreement, holders of the 4,749,646 Sequoia shares of common stock and options for 88,125 shares outstanding will receive approximately $11,137,962 in cash, subject to an escrow holdback of $1,500,000 for a maximum of 120 days, in order to pay for certain contingencies specified in the Acquisition Agreement. Effective May 2, 2005, the former banking offices of Sequoia National Bank began operating as branch offices of First National Bank of Northern California.

NOTE C - STOCK OPTION PLANS

         At March 31, 2005, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the

Company's plan vest over periods ranging from three to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(In thousands, except per share)                         Three months ended
                                                             March 31
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Net income as reported                              $      1,016   $        903
Add: stock-based employee compensation
expense included in reported net income,
   net of related tax effects                                  2              1
Deduct: total stock-based employee
   compensation expense determined
   under fair value method for all awards, net
   of related tax effect                                      (3)            (1)
Pro forma net income                                $      1,015   $        903

Earnings per share:

Basic - as reported                                 $       0.39   $       0.34
Basic - pro forma                                   $       0.39   $       0.34

Diluted - as reported                               $       0.39   $       0.34
Diluted - pro forma                                 $       0.39   $       0.34


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

(In thousands, except number of shares)                  Three months ended
                                                             March 31,
                                                    ---------------------------
                                                       2005            2004
                                                    ------------   ------------
Net earnings                                        $      1,106   $        903

Weighted average basic shares outstanding              2,577,000      2,641,000
Effect of dilutive options                                58,000         46,000
                                                    ------------   ------------
Weighted average number of shares outstanding
  used to calculate diluted earnings per share         2,635,000      2,687,000
                                                    ============   ============

    All outstanding options were included in the 2005 and 2004 computations.

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the three months ended March 31, 2005 was $453,000 compared to $967,000 for the three months ended March 31, 2004.

NOTE F - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring can not be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, or the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. The Company had no other real estate owned property at March 31, 2005 and December 31, 2004. On April 1, 2005, the Bank foreclosed on a loan previously held in non accrual with a balance of $2,600,000, and is currently in Other Real Estate Owned. The property securing the loan is a research and development 19,000 square foot office building in Mountain View, California.

NOTE G - STOCK REPURCHASE PROGRAM

         On July 25, 2003, the Board of Directors authorized a stock repurchase program, which calls for the repurchase of up to 5% of the Company's shares of common stock.

         The program was extended on January 23, 2004 and then terminated by action of the Board of Directors on March 25, 2005.

NOTE H - OTHER-THAN-TEMPORARY IMPAIRMENTS OF CERTAIN INVESTMENTS

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

         On September 30, 2004 the FASB delayed certain provisions of EITF
03-01.

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

         EARNINGS ANALYSIS
         -----------------

         Net earnings for the quarter ended March 31, 2005 were $1,016,000, compared to net earnings of $903,000 for the quarter ended March 31, 2004. Gross earnings before income tax expense for the quarter ended March 31, 2005 were $1,431,000, compared to $1,232,000 for the quarter ended March 31, 2004. The $113,000 improvement in net earnings was largely attributable to the changes in prime rate and cost of funds, as mentioned below. The $376,000 increase in net interest income was partly offset by a securities write-down of $66,000 in recognition of impairment in value of certain equity securities and a $91,000 increase in noninterest expense.

         Net interest income for the quarter ended March 31, 2005 was $5,550,000, compared to $5,174,000 for the quarter ended March 31, 2004. The prime lending rate was 5.25% at the beginning of 2005, and rose to 5.50% on February 2, 2005 and 5.75% on March 22, 2005. This compares with 4.00% for the first quarter of 2004. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index, based on the months when it is announced, averaged 2.21% for the quarter ended March 31, 2005 compared with 1.85% for the quarter ended March 31, 2004. This resulted in a $376,000 increase in net interest for the quarter ended March 31, 2005 compared to March 31, 2004. The volume of loans affected by the prime lending rate compared to the volume of interest-bearing deposits, and the size of the rate changes, as well as the timing of when they took effect all contributed to the improvement of net interest income. Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Noninterest income was $903,000 and $923,000 for the quarters ended March 31, 2005 and 2004, respectively, Service charges declined $94,000, mostly from a decline in analysis charges and non- sufficient fund charges. Other income increased $65,000, mainly from a $40,000 increase in tax free income on officers' life insurance policies for the quarter March 31, 2005 over March 31, 2004.

         Noninterest expense increased $157,000 in the quarter ended March 31, 2005 compared to the same quarter in 2004. The sub caption "Other Expense," which represents many small accounts, increased to $769,000 in the first quarter of 2005 from $534,000 in the first quarter of 2004, an increase of $235,000. This was the main fluctuation in noninterest expense. This included an increase in Marketing and Promotion, which increased $58,000, mainly from greater newspaper advertising, $49,000 related to ATM Network expense, and the remainder in other small categories. Additionally, the Bank wrote down $66,000 as an impaired value adjustment on Federal National Mortgage Corp. securities in the quarter ended March 31, 2005, contributing to the overall increase in noninterest expense .

         The effective tax rate was 29.0% in the first quarter of 2005 compared to 26.7% in the same quarter of 2004. The variance from period to period was due to different volumes of investments in tax-free securities, Low Income Housing Credits, loans in Enterprise Zones, and the effective state tax rate.


         Basic and diluted earnings per share were $0.39 for the first quarter of 2005 compared to $0.34 for the first quarter of 2004.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March
31, 2005 compared to the three-month period ended March 31, 2004.

Table 1            NET INTEREST INCOME AND AVERAGE BALANCES
-------

                             (Dollars in thousands)

                                                                 Three months ended March 31,
                                          ---------------------------------------------------------------------------
                                                          2005                                    2004
                                          -----------------------------------     -----------------------------------
                                                                    Annualized                              Annualized
                                                        Interest     Average                   Interest      Average
                                            Average      Income       Yield        Average      Income        Yield
INTEREST EARNING ASSETS                     Balance     (Expense)     (Cost)        Balance     (Expense)     (Cost)
                                          ----------   ----------    --------     ----------   ----------    --------
Loans, gross                              $  337,687   $    5,694        6.84%    $  314,565   $    5,191        6.69%
Taxable securities                            58,804          441        3.04         26,933          223        3.36
Nontaxable securities                         40,093          329        3.33         32,531          291        3.63
Federal funds sold                             8,382           51        2.47         13,376           32        0.97
                                          ----------   ----------                 ----------   ----------
  Total interest earning assets           $  444,966   $    6,515        5.94     $  387,405   $    5,737        6.01

NONINTEREST EARNING ASSETS
Cash and due from banks                   $   19,026                              $   18,158
Premises and equipment                        11,589                                  11,048
Other assets                                  14,616                                  12,762
                                          ----------                              ----------
  Total noninterest earning assets        $   45,231                              $   41,968
                                          ----------                              ----------
TOTAL ASSETS                              $  490,197                              $  429,373
                                          ==========                              ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                  $   53,894   $      (36)      (0.27)    $   57,486   $      (31)      (0.22)
Money market                                 102,963         (355)      (1.40)        67,080         (127)      (0.77)
Savings                                       59,358          (39)      (0.27)        58,313          (38)      (0.26)
Time deposits                                 97,310         (479)      (2.00)        92,229         (367)      (1.61)
Federal funds purchased and other
     borrowings                                8,951          (56)      (2.54)            --           --          --
                                          ----------   ----------                 ----------   ----------
  Total interest bearing liabilities      $  322,476   $     (965)      (1.21)    $  275,108   $     (563)      (0.83)
                                          ----------   ----------                 ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                              109,456                                  96,252
Other liabilities                              5,618                                   5,663
                                          ----------                              ----------
  Total noninterest bearing liabilities   $  115,074                              $  101,915
                                          ----------                              ----------

TOTAL LIABILITIES                         $  437,550                              $  377,023
Stockholders' equity                      $   52,647                              $   52,350
                                          ----------                              ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $  490,197                              $  429,373
                                          ==========                              ==========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $    5,550        5.06%                 $    5,174        5.42%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

         Table 1, above, shows the various components that contributed to changes in net interest income for the two quarterly periods of 2005 and 2004. Average interest earning assets for the quarter ended March 31, 2005 increased $57,561,000 or 14.9% over the same quarter the year before. The principal interest earning assets are loans, from a volume perspective as well as from an earnings rate. For the quarter ended March 31, 2005, average loans outstanding represented 75.9% of average earning assets. For the quarter ended March 31, 2004, they represented 81.2% of average earning assets. Loan volume increased $23,122,000 in the first quarter of 2005 compared to the same quarter in 2004, an increase of 7.4%. Loan income increased $503,000 in the same period, or 9.7%. The yield increased slightly by 15 basis points. Although the average volume of taxable securities increased by $31,871,000, the yield decreased by 32 basis points, partly as a result of a greater mix of shorter term investments in anticipation of the return of rising interest rates.

         The cost on total interest bearing liabilities increased from 0.83% to 1.21%, an increase of 38 basis points. Most of the change could be seen in money market deposits, where rates paid in the first quarter of 2004 were 0.77%, and rose to 1.40% in the first quarter of 2005. The higher rate, in turn, caused an increase in money market deposits, which averaged $35,883,000 or 53.5% higher in the first quarter of 2005. The increase of $57,561,000 in average interest earning assets was funded mostly by the $35,883,000 in money market deposits, and $8,951,000 in federal funds and other borrowed money.

         For the three months ended March 31, 2005 the following table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and
(c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 2
-------
                                                     RATE/VOLUME VARIANCE ANALYSIS

                                                        Three Months Ended March 31,
(In thousands)                                            2005 Compared To 2004
                                            ----------------------------------------------------
                                              Interest                     Variance
                                           Income/Expense               Attributable To
                                              Variance              Rate               Volume
                                            ------------        ------------        ------------
INTEREST EARNING ASSETS
Loans                                       $        503        $        113        $        390
Taxable securities                                   218                 (21)                239
Nontaxable securities                                 38                 (24)                 62
Federal funds sold                                    19                 (12)                 31
                                            ------------        ------------        ------------
   Total                                    $        778        $         99        $        679
                                            ------------        ------------        ------------
INTEREST BEARING LIABILITIES
Demand deposits                             $          5        $          7        $         (2)
Money market                                         228                 104                 124
Savings deposits                                       1                  --                   1
Time deposits                                        112                  92                  20
Federal funds and other borrowed money                56                  --                  56
                                            ------------        ------------        ------------
   Total                                    $        402        $        203        $        199
                                            ------------        ------------        ------------

NET INTEREST INCOME                         $        376        $       (104)       $        480
                                            ============        ============        ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.


Table 3                                          NONINTEREST INCOME
-------
(In thousands)                              Three months ended March 31,
                                            ---------------------------
                                               2005              2004
                                            ----------       ----------

Service charges                             $      567       $      661
Credit card fees                                   216              207
Other income                                       120               55
                                            ----------       ----------
   Total noninterest income                 $      903       $      923
                                            ==========       ==========

         Noninterest income consists mainly of service charges on deposits, credit card fees, and other miscellaneous types of income. Service charges decreased $94,000 in the quarter ended March 31, 2005 from the same quarter in 2004. Most of this was from a $49,000 decrease in analysis charges and a decrease of $31,000 in non sufficient fund charges on deposits. Other income increased $65,000 in the first quarter of 2005 compared to the first quarter of 2004. The most significant item in this area was a $40,000 increase in tax free income on officers' life insurance policies, due to an increase in investment in this insurance.

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 4                                         NONINTEREST EXPENSE
-------
(In thousands)                              Three months ended March 31,
                                            ---------------------------
                                               2005              2004
                                            ----------       ----------
Salaries and employee benefits              $    2,805       $    2,690
Occupancy expense                                  315              358
Equipment expense                                  370              422
Professional fees                                  250              250
Telephone, postage and supplies                    194              313
Bankcard expenses                                  199              178
Securities write-down                               66               --
Other expense                                      703              534
                                            ----------       ----------
   Total noninterest expense                $    4,902       $    4,745
                                            ==========       ==========

         Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various smaller categories. Salaries and employee benefits increased by $115,000 or 4.3% in the quarter ended March 31, 2005 compared to the same quarter of 2004. In the quarter ended March 2005 compared to the same quarter in 2004, occupancy expense decreased by $43,000. Most of this was from the relocation of the San Mateo Branch, and final rent on the former location during the 2004 quarter. Equipment expense decreased $52,000 quarter-to-quarter. The principal decrease was in service contracts on equipment, which declined $36,000 in the quarter ended March 31, 2005 compared to the same quarter in 2004. Telephone, postage and supplies decreased by $119,000 for the first quarter of 2005 compared to the first quarter of 2004. Within this total, telephone declined $54,000, postage declined $25,000, and supplies declined $38,000, while courier expense rose by about $2,000. Conversion to a new telephone system increased expenses in 2004, but has been absorbed by the first quarter of 2005. The sub caption Other Expense includes a $66,000 write-down representing the impaired value of the Bank's investment in Federal National Mortgage Corporation securities in 2005.

Income Taxes
------------

         The effective tax rate for the quarter ended March 31, 2005 was 29.0% compared to 26.7% for the quarter ended March 31, 2004. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise zones, and by the effective state tax rate.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at March 31, 2005 are adequate to meet its operating needs in 2005 and going forward into the foreseeable future.

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

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of March 31, 2005. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.


Table 5
-------                                                           RATE SENSITIVE ASSETS/LIABILITIES
                                                                            As of March 31, 2005
(Dollars in thousands)                           ---------------------------------------------------------------------------
                                                                  Over
                                                   Three        Three To     Over One       Over         Not
                                                   Months        Twelve      Through        Five        Rate-
                                                  Or Less        Months     Five Years      Years     Sensitive      Total
                                                 ---------     ---------     ---------    ---------   ---------    ---------
Interest earning assets:
Federal funds sold                               $   7,370     $      --     $      --    $      --   $      --    $   7,370
Securities available for sale                        6,430        16,693        61,626       10,335          --       95,084
Loans                                              279,272        12,408        12,034       29,294       2,725      335,733
                                                 ---------     ---------     ---------    ---------   ---------    ---------
   Total interest earning assets                   293,072        29,101        73,660       39,629       2,725      438,187
Cash and due from banks                                 --            --            --           --      17,110       17,110
Allowance for loan losses                               --            --            --           --      (3,394)      (3,394)
Other assets                                            --            --            --           --      29,919       29,919
                                                 ---------     ---------     ---------    ---------   ---------    ---------
   Total assets                                  $ 293,072     $  29,101     $  73,660    $  39,629   $  46,360    $ 481,822
                                                 =========     =========     =========    =========   =========    =========
Interest bearing liabilities:
Demand, interest bearing                         $  53,128     $      --     $      --    $      --   $      --    $  53,128
Savings and money market                           164,956            --            --           --          --      164,956
Time deposits                                       33,865        44,380        19,450           --          --       97,695
                                                 ---------     ---------     ---------    ---------   ---------    ---------
   Total interest bearing liabilities              251,949        44,380        19,450           --          --      315,779
                                                 ---------     ---------     ---------    ---------   ---------    ---------
Noninterest demand deposits                             --            --            --           --     108,843      108,843
Other liabilities                                       --            --            --           --       5,619        5,619
Stockholders' equity                                    --            --            --           --      51,581       51,581
                                                 ---------     ---------     ---------    ---------   ---------    ---------
   Total liabilities and stockholders' equity    $ 251,949     $  44,380     $  19,450    $      --   $ 166,043    $ 481,822
                                                 =========     =========     =========    =========   =========    =========
Interest rate sensitivity gap                    $  41,123     $ (15,279)    $  54,210    $  39,629   ($119,683)   $      --
                                                 =========     =========     =========    =========   =========    =========

Cumulative interest rate sensitivity gap         $  41,123     $  25,844     $  80,054    $ 119,683   $      --    $      --

Cumulative interest rate sensitivity gap ratio       14.03%         8.02%        20.22%       27.48%         --           --

Financial Condition
-------------------

         Assets. Total assets decreased to $481,822,000 at March 31, 2005 from $490,054,000 at December 31, 2004, a decrease of $8,232,000. Most of this decrease was in securities, which decreased $7,739,000, and net loans, which decreased $8,567,000, offset by an increase of $7,370,000 in federal funds sold. The decrease in assets, plus an increase in deposits of $11,369,000, paid off the $19,172,000 in federal funds purchased.

         Loans. Net loans at March 31, 2005 were $332,339,000, a decrease of $8,567,000 or 2.5% from December 31, 2004. Commercial loans decreased $7,534,000, representing most of the decrease, while real estate and construction loans increased by $700,000, and consumer loans decreased $401,000. The portfolio mix was as follows.

Table 6                                                             LOAN PORTFOLIO
-------                                          ---------------------------------------------------
                                                  March 31,                               December 31,
(Dollars in thousands)                              2005        Percent         2004        Percent
                                                 ---------     ---------     ---------    ----------
         Real Estate                             $ 257,348          76.3%    $ 255,433         73.9%
         Construction                               26,382           7.8        28,997          8.4
         Commercial                                 51,315          15.2        58,849         17.0
         Consumer                                    2,188           0.7         2,589          0.7
                                                 ---------     ---------     ---------    ----------
            Gross loans                            337,233         100.0%      345,868        100.0%
                                                               =========                  =========
         Net deferred loan fees                     (1,500)                     (1,628)
         Allowance for loan losses                  (3,394)                     (3,334)
                                                 ---------                   ---------
            Net loans                            $ 332,339                   $  340,906
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

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2005 and the year ended December 31, 2004 is as follows:

Table 7                                 ALLOWANCE FOR LOAN LOSSES
-------
                                Three months ended   Three months ended
(In thousands)                     March 31, 2005      March 31, 2004
                                  ---------------     ---------------
Balance, beginning of period      $         3,334     $         3,284
Provision for loan losses                     120                 120
Recoveries                                     13                  --
Amounts charged off                           (73)               (385)
                                  ---------------     ---------------
Balance, end of period            $         3,394     $         3,019
                                  ===============     ===============


            In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at March 31, 2005. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

            Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At March 31, 2005, there was $2,725,000 in non-accrual loans, compared to $2,798,000 at December 31, 2004. The March total consisted of three adequately secured loans, of which two were also outstanding on December 2004. A smaller loan with a $5,000 remaining balance was added in March, and has since been sold. The principal loan was $2,670,000 at December, and was written down to its current appraised value of $2,600,000 at March 2005, and subsequently foreclosed on April 1, 2005.


            Deposits. Total deposits at March 31, 2005 were $424,622,000 compared to $413,253,000 on December 31, 2004. Of these totals, noninterest-bearing demand deposits were $108,843,000 or 25.6% of the total on March 31, 2005 and $109,758,000 or 26.6% on December 31, 2004. Time deposits were $97,695,000 on March 31, 2005 and $91,615,000 on December 31, 2004.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2005:

Table 8
-------
(In thousands)                       Under        $100,000
Maturities:                        $100,000        or more        Total
                                  ----------     ----------     ----------
Three months or less              $   16,161     $   17,704     $   33,865
Over three to six months              11,250         14,383         25,633
Over six through twelve months         8,847          9,900         18,747
Over twelve months                    12,794          6,656         19,450
                                  ----------     ----------     ----------
    Total                         $   49,052     $   48,643     $   97,695
                                  ==========     ==========     ==========

         The following table shows the consolidated risk-based capital ratios and leverage ratios at March 31, 2005 and December 31, 2004.

Table 9
-------                                                      Minimum "Well
                            March 31,    December 31,        Capitalized"
Risk-Based Capital Ratios     2005           2004            Requirements
-------------------------- ----------     ----------         ------------
Tier 1 Capital                  12.40%         12.69%    >       6.00%
                                                         -
Total Capital                   13.22%         13.50%    >      10.00%
                                                         -
Leverage Ratios                 10.54%         10.72%    >       5.00%
                                                         -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of March 31, 2005, Liquid Assets were $119,564,000, or 24.8% of total assets. As of December 31, 2004, Liquid Assets were $119,907,000, or 24.5% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility. As of March 31, 2005, there were no amounts outstanding.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets A lower loan to deposit ratio means lower potential income. On March 31, 2005 net loans were at 78.3% of deposits. On December 31, 2004 net loans were at 82.5%.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.
         --------------------------------------------------------------

         This report, including management's discussion above, concerning earnings and financial condition, contains "forward-looking statements". Forward-looking statements are estimates of or statements about expectations or beliefs regarding the Company's future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following components.

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $89,014,000 and $83,078,000 at March 31, 2005 and December 31, 2004,
respectively. As a percentage of net loans, these off-balance sheet items represent 26.8% and 24.4% respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended March 31, 2004, the prime lending rate held steady at

4.00%. At the beginning of 2005, the prime rate was at 5.25% and rose to 5.50% on February 2, 2005 and finally to 5.75% on March 22, 2005. The changes did not have a material effect on earnings.

Item 4. Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2005. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: Management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds

                     ISSUER PURCHASES OF EQUITY SECURITIES*

------------------- -------------- ------------ --------------------- ----------------------------
Period              (a)             (b)          (c)                     (d)
                    Total Number    Average      Number of Shares        Maximum Number (or
                    Of Shares (or   Price Paid   (or Units) Purchased    Approximate Dollar Value)
                    Units)          Per Share    As Part of Publicly     of Shares (or Units) that
                    Purchased       (or Unit)    Announced Plans or      May Yet Be Purchased
                                                 Programs                Under the Plans or
                                                                         Programs
------------------- -------------- ------------ --------------------- ----------------------------
Month #1
January 1               5,300         $36.61          5,300                   17,667
through
January 31, 2005
------------------- -------------- ------------ --------------------- ----------------------------
Month #2
February 1              6,400         $36.41          6,400                   11,267
through
February 28, 2005
------------------- -------------- ------------ --------------------- ----------------------------
Month #3
March 1                 9,500         $35.56          9,500                    1,767
through
March 25, 2005
------------------- -------------- ------------ --------------------- ----------------------------
Total                  21,200                        21,200
------------------- -------------- ------------ --------------------- ----------------------------

* On July 25, 2003, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company's then outstanding shares of common stock. The program was extended on January 23, 2004, and then terminated by action of the Board of Directors on March 25, 2005. A total of 127,631 shares (adjusted for stock dividends paid in 2003 and 2004) were repurchased under the program, from inception of the program in 2003. All repurchased shares were made in open market transactions, in compliance with Commission Rule 10b-18, and then retired. At March 25, 2005, 1,767 shares remained.

Item 6.  Exhibits

         Exhibits

                  31:  Rule 13a-14(a)/15d-14(a) Certifications
                  32:  Section 1350 Certifications



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FNB BANCORP
                                       (Registrant)

Dated:  May 9, 2005.                   By: /s/ THOMAS C. MCGRAW
                                           -------------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Authorized Officer)


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