Form 10-Q
period 2005-06-30
FNB BANCORP/CA/
filed 2005-08-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005
                  --------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of August 12, 2005: 2,567,232 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                   June 30      December 31
                                                                    2005           2004
                                                                ------------   ------------
Cash and due from banks                                         $     18,681   $     17,084
Federal funds sold                                                    12,205             --
                                                                ------------   ------------

     Cash and cash equivalents                                        30,886         17,084

Securities available-for-sale                                         97,962        102,823
Loans, net                                                           377,957        340,906
Bank premises, equipment, and leasehold improvements                  12,031         11,614
Other real estate owned                                                2,600             --
Goodwill                                                                 666             --
Accrued interest receivable and other assets                          24,320         17,627
                                                                ------------   ------------

     Total assets                                               $    546,422   $    490,054
                                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                    $    121,226   $    109,758
 Demand, interest bearing                                             54,237         51,818
 Savings and money market                                            174,671        160,062
 Time                                                                137,284         91,615
                                                                ------------   ------------

     Total deposits                                                  487,418        413,253

Federal funds purchased                                                   --         19,172
Accrued expenses and other liabilities                                 6,322          5,000
                                                                ------------   ------------

     Total liabilities                                               493,740        437,425
                                                                ------------   ------------
Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,566,000 shares at June 30, 2005
   and 2,586,000 shares at December 31, 2004                          30,628         31,365
Additional paid-in capital                                                13              9
 Retained earnings                                                    21,836         20,689
 Accumulated other comprehensive income                                  205            566
                                                                ------------   ------------

     Total stockholders' equity                                       52,682         52,629
                                                                ------------   ------------

     Total liabilities and stockholders' equity                 $    546,422   $    490,054
                                                                ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                           Three months ended             Six months ended
                                                                June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                          $      6,589   $      5,091   $     12,283   $     10,282
  Interest on securities                                       445            253            886            466
  Interest on tax-exempt securities                            330            282            659            583
  Federal funds sold                                            91             59            142             91
                                                      ------------   ------------   ------------   ------------
     Total interest income                                   7,455          5,685         13,970         11,422
                                                      ------------   ------------   ------------   ------------

Interest expense:
  Interest on deposits                                       1,204            576          2,113          1,139
  Other                                                          4             --             60             --
                                                      ------------   ------------   ------------   ------------
     Total interest expense                                  1,208            576          2,173          1,139
                                                      ------------   ------------   ------------   ------------
Net interest income                                          6,247          5,109         11,797         10,283
Provision for loan losses                                      150            120            270            240
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          6,097          4,989         11,527         10,043
                                                      ------------   ------------   ------------   ------------

Noninterest income:
  Service charges                                              585            649          1,152          1,310
  Credit card fees                                             217            233            433            440
  Other income                                                 207             76            327            131
                                                      ------------   ------------   ------------   ------------
     Total noninterest income                                1,009            958          1,912          1,881
                                                      ------------   ------------   ------------   ------------

Noninterest expense:
  Salaries and employee benefits                             2,807          2,664          5,612          5,354
  Occupancy expense                                            343            333            658            691
  Equipment expense                                            413            418            783            840
  Professional fees                                            284            330            534            580
  Telephone, postage and supplies                              230            265            424            578
  Bankcard expenses                                            204            209            403            387
  Securities write-down                                         --             --             66             --
  Other expense                                                948            524          1,651          1,058
                                                      ------------   ------------   ------------   ------------
     Total noninterest expense                               5,229          4,743         10,131          9,488
                                                      ------------   ------------   ------------   ------------
     Earnings before income tax expense                      1,877          1,204          3,308          2,436
Income tax expense                                             595            241          1,010            570
                                                      ------------   ------------   ------------   ------------
     NET EARNINGS                                     $      1,282   $        963   $      2,298   $      1,866
                                                      ============   ============   ============   ============

Earnings per share data:
  Basic                                               $       0.50   $       0.37   $       0.89   $       0.71

  Diluted                                             $       0.49   $       0.36   $       0.88   $       0.70

Weighted average shares outstanding:
  Basic                                                  2,566,000      2,626,000      2,572,000      2,634,000

  Diluted                                                2,609,000      2,669,000      2,623,000      2,684,000

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                           Three months ended             Six months ended
                                                                June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Net earnings                                          $      1,282   $        963   $      2,298   $      1,866
Unrealized gain/(loss) on AFS securities                       202           (650)          (361)          (586)
                                                      ------------   ------------   ------------   ------------
  Total comprehensive income                          $      1,484   $        313   $      1,937   $      1,280
                                                      ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                                    Six months ended
                                                                                        June 30
                                                                               ---------------------------
                                                                                   2005           2004
                                                                               ------------   ------------
Cash flow from operating activities
  Net earnings                                                                 $      2,298   $      1,866
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                       875            897
    Stock-based compensation expense                                                      4              2
    Provision for loan losses                                                           270            240
    Securities write-down                                                                66             --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                   (4,270)        (2,709)
      Accrued expenses and other liabilities                                            915          2,333
                                                                               ------------   ------------
         Net cash (used)/provided by operating activities                               158          2,629
                                                                               ------------   ------------

Cash flows from investing activities
  Purchase of securities available-for-sale                                         (13,187)       (35,352)
  Proceeds from matured/called/securities available-for-sale                         17,818         19,790
  Net decrease in loans                                                               3,060          8,729
  Proceeds from sale of bank premises, equipment and leasehold improvements              --            121
  Purchase of bank premises, equipment and leasehold improvements                    (1,114)        (1,303)
  Cash and equivalents received in bank aquisition                                    9,602             --
                                                                               ------------   ------------
         Net cash (used)/provided by investing activities                            16,179         (8,015)
                                                                               ------------   ------------

Cash flows from financing activities
  Net increase (decrease) in demand and savings deposits                               (362)        46,068
  Net increase (decrease) in time deposits                                           18,502         (7,073)
  Net increase in federal funds purchased                                           (19,172)            --
  Dividends paid                                                                       (766)          (905)
  Repurchase of common stock                                                           (765)          (865)
  Issuance of common stock                                                               28            125
                                                                               ------------   ------------
         Net cash provided by financing activities                                   (2,535)        37,350
                                                                               ------------   ------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                   13,802         31,964

Cash and cash equivalents at beginning of period                                     17,084         30,644
                                                                               ------------   ------------
Cash and cash equivalents at end of period                                     $     30,886   $     62,608
                                                                               ============   ============

Additional cash flow information
  Interest paid                                                                $      1,900   $      1,138
  Income taxes paid                                                            $      1,077   $        761
Non-cash financing activity
Accrued dividends                                                                       385            300

               See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

NOTE B - ACQUISITION

         On May 2, 2005 the Company announced that its wholly owned subsidiary, First National Bank of Northern California, had completed its acquisition of Sequoia National Bank, with two offices in San Francisco. Sequoia was consolidated with and merged into First National Bank of Northern California effective April 30, 2005. Sequoia had approximately $62,000,000 in total assets. Under the terms of the Acquisition Agreement, holders of the 4,749,646 Sequoia shares of common stock and options for 88,125 shares outstanding will receive approximately $10,981,000 in cash, subject to an escrow holdback of $1,500,000 for a maximum of 120 days, in order to pay for certain contingencies specified in the Acquisition Agreement. Effective May 2, 2005, the former banking offices of Sequoia National Bank began operating as branch offices of First National Bank of Northern California. The escrow holdback period has not yet expired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Bank at the date of acquisition:

Assets:
 Cash and due from banks                              $  3,218,000
 Federal funds sold                                     17,365,000
 Securities available for sale                             627,000
 Loans, net                                             40,652,000
 Other assets                                            2,334,000
 Core deposit intangibles                                2,418,000
 Goodwill                                                  666,000
                                                      ------------
         Total Assets                                   67,280,000

Liabilities:
 Deposits:
     Noninterest-bearing                                 6,945,000
     Interest-bearing                                   49,080,000
                                                      ------------
       Total deposits                                   56,025,000
 Accrued interest payable and other liabilities            274,000
       Total Liabilities                                56,299,000
                                                      ------------
Net Assets                                              10,981,000
                                                      ============

NOTE C - STOCK OPTION PLAN

         At June 30, 2005, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plan vest over periods ranging from three to five years. The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period.


(Dollars in thousands, except per share)

                                                     Three months ended               Six months ended
                                                           June 30                        June 30
                                                 ---------------------------   ---------------------------
                                                     2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
Net income as reported                           $      1,282   $        963   $      2,298   $      1,866
Add: stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                                2              2              4              2

Deduct: total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effect                                       (3)            (3)            (4)            (3)

                                                 ------------   ------------   ------------   ------------
Pro forma net income                             $      1,281   $        962   $      2,298   $      1,865

Earnings per share:

Basic - as reported                              $       0.50   $       0.37   $       0.89   $       0.71
Basic - pro forma                                $       0.50   $       0.37   $       0.89   $       0.71

Diluted - as reported                            $       0.49   $       0.36   $       0.88   $       0.70
Diluted - pro forma                              $       0.49   $       0.36   $       0.88   $       0.69


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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                Three months ended           Six months ended
                                                      June 30,                    June 30,
                                            ---------------------------   ---------------------------
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Net earnings                                $      1,282   $        963   $      2,298   $      1,866

Average number of shares outstanding           2,566,000      2,626,000      2,572,000      2,634,000
Effect of dilutive options                        43,000         43,000         51,000         50,000
Average number of shares outstanding used
to calculate diluted earnings per              2,609,000      2,669,000      2,623,000      2,684,000
share

         All outstanding options were included in the 2005 and 2004 computations. Average shares outstanding have been adjusted for the 5% stock dividend declared November 13, 2004.

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended June 30, 2005 was $1,484,000 compared to $313,000 for the three months ended June 30, 2004. Comprehensive income for the six months ended June 30, 2005 was $1,937,000 compared to $1,280,000 for the six months ended June 30, 2004.

NOTE F - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring cannot be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. The Bank currently has one property carried as Other Real Estate Owned at $2,600,000, its appraised value as of February, 2005, consisting of a research and development 19,000 square foot office building located in Mountain View, California.

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

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended June 30, 2005 were $1,282,000, compared to net earnings of $963,000 for the quarter ended June 30, 2004, an increase of $319,000, or 33.13%. Net earnings for the six months ended June 30, 2005 were $2,298,000 compared to $1,866,000 for the six months ended June 30, 2004, an increase of $432,000, or 23.15%. Earnings before income tax expense for the quarter ended June 30, 2005 were $1,877,000, compared to $1,204,000 for the quarter ended June 30, 2004, an increase of $673,000, or 55.90%. Earnings before income tax were $3,308,000 for the six months ended June 30, 2005 compared to $2,436,000 for the six months ended June 30, 2004, an increase of $872,000, or 35.80%.

         Net interest income for the quarter ended June 30, 2005 was $6,247,000, compared to $5,109,000 for the quarter ended June 30, 2004, an increase of $1,138,000, or 22.27%. Net interest income for the six months ended June 30, 2005 was $11,797,000 compared to $10,283,000 for the six months ended June 30, 2004, an increase of $1,514,000, or 14.72%. The prime lending rate was 5.75% at the beginning of the second quarter of 2005, and increased to 6.00% on May 3, 2005 and 6.25% on June 30, 2005, compared to 4.00% in the second quarter of 2004. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index for the three months ended June 2005 (based on the three Index Months ended May 31), averaged 2.51%, compared to 1.78% for the three months ended June 2004.

         Basic earnings per share were $0.50 for the second quarter of 2005 compared to $0.37 for the second quarter of 2004. Diluted earnings per share were $0.49 for the second quarter of 2005 compared to $0.36 for the second quarter of 2004. Basic earnings per share were $0.89 for the six months ended June 30, 2005 compared to $0.71 for the six months ended June 30, 2004. Diluted earnings per share were $0.88 for the six months ended June 30, 2005 compared to $0.70 for the six months ended June 30, 2004.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2005 compared to the three- and six-month periods ended June 30, 2004.


Table 1
-------

                    NET INTEREST INCOME AND AVERAGE BALANCES
                           FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                 Three months ended June 30,
                                              ------------------------------------------------------------------------
                                                            2005                                  2004
                                              ---------------------------------     ----------------------------------
                                                                      Annualized                             Annualized
                                                          Interest      Average                 Interest       Average
                                              Average      Income        Yield      Average      Income         Yield
INTEREST EARNING ASSETS                       Balance     (Expense)     (Cost)      Balance     (Expense)      (Cost)
                                              --------    --------     --------     --------     --------     --------
Loans, gross                                  $363,799    $  6,589         7.26%    $315,883     $  5,091         6.48%
Taxable securities                              55,156         445         3.24       29,303          253         3.47
Nontaxable securities                           39,475         330         3.35       32,803          282         3.46
Federal funds sold                              12,278          91         2.97       25,555           59         0.93
                                              --------    --------                  --------     --------
     Total interest earning assets            $470,708    $  7,455         6.35     $403,544     $  5,685         5.67

NONINTEREST EARNING ASSETS
Cash and due from banks                       $ 19,705                              $ 19,312
Premises and equipment                          11,848                                11,296
Other assets                                    20,591                                13,771
                                              --------                              --------
     Total noninterest earning assets         $ 52,144                              $ 44,379
                                              --------                              --------

TOTAL ASSETS                                  $522,852                              $447,923
                                              ========                              ========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                      $ 59,940    $    (42)       (0.28)    $ 56,839     $    (30)       (0.21)
Money market                                   108,488        (410)       (1.52)      80,426         (168)       (0.84)
Savings                                         60,138         (44)       (0.29)      60,047          (40)       (0.27)
Time deposits                                  119,039        (708)       (2.39)      88,738         (338)       (1.53)
Federal funds purchased and other
     borrowings                                    505          (4)       (3.18)          --           --           --
                                              --------    --------                  --------     --------
     Total interest bearing liabilities       $348,110    $ (1,207)       (1.39)    $286,050     $   (576)       (0.81)
                                              --------    --------                  --------     --------

NONINTEREST BEARING LIABILITIES
Demand deposits                                116,411                               104,248
Other liabilities                                5,991                                 5,569
                                              --------                              --------
     Total noninterest bearing liabilities    $122,402                              $109,817
                                              --------                              --------

TOTAL LIABILITIES                             $470,512                              $395,867
Stockholders' equity                          $ 52,340                              $ 52,056
                                              --------                              --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                      $522,852                              $447,923
                                              ========                              ========


NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                $  6,247         5.32%                 $  5,109         5.09%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation

Table 2
-------
                    NET INTEREST INCOME AND AVERAGE BALANCES
                           FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                     Six months ended June 30,
                                              ------------------------------------------------------------------------
                                                            2005                                  2004
                                              ---------------------------------     ----------------------------------
                                                                      Annualized                             Annualized
                                                          Interest      Average                 Interest       Average
                                              Average      Income        Yield      Average      Income         Yield
INTEREST EARNING ASSETS                       Balance     (Expense)     (Cost)      Balance     (Expense)      (Cost)
                                              --------    --------     --------     --------     --------     --------
Loans, gross                                  $350,815    $ 12,283         7.06%    $315,224     $ 10,282         6.56%
Taxable securities                              56,970         886         3.14       28,118          466         3.33
Nontaxable securities                           39,782         659         3.34       32,667          583         3.59
Federal funds sold                              10,341         142         2.76       19,465           91         0.94
                                              --------    --------                  --------     --------
     Total interest earning assets            $457,908    $ 13,970         6.15     $395,474     $ 11,422         5.81

NONINTEREST EARNING ASSETS
Cash and due from banks                       $ 19,367                              $ 18,735
Premises and equipment                          11,719                                11,172
Other assets                                    17,618                                13,267
                                              --------                              --------
     Total noninterest earning assets         $ 48,704                              $ 43,174
                                              --------                              --------

TOTAL ASSETS                                  $506,612                              $438,648
                                              ========                              ========


INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                      $ 56,934    ($    78)       (0.28)    $ 57,162     ($    60)       (0.21)
Money market                                   105,741        (766)       (1.46)      73,753         (295)       (0.80)
Savings                                         59,750         (82)       (0.28)      59,180          (78)       (0.27)
Time deposits                                  108,234      (1,187)       (2.21)      90,484         (706)       (1.57)
Federal funds purchased and other
   Borrowings                                    4,704         (60)       (2.57)          --           --           --
                                              --------    --------                  --------     --------
     Total interest bearing liabilities       $335,363    ($ 2,173)       (1.31)    $280,579     ($ 1,139)       (0.82)
                                              --------    --------                  --------     --------
NONINTEREST BEARING LIABILITIES
Demand deposits                                112,953                               100,250
Other liabilities                                5,803                                 5,616

                                              --------                              --------
     Total noninterest bearing liabilities    $118,756                              $105,866
                                              --------                              --------

TOTAL LIABILITIES                             $454,119                              $386,445
Stockholders' equity                          $ 52,493                              $ 52,203
                                              --------                              --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $506,612                              $438,648
                                              ========                              ========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                $ 11,797         5.20%                 $ 10,283         5.23%

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2005 and 2004. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended June 30, 2005, average loans outstanding represented 77.3% of average earning assets. For the quarter ended June 30, 2004, they represented 78.3% of average earning assets. For the six months ended June 30, 2005 and 2004, average loans outstanding represented 76.6% and 79.7%, respectively, of average earning assets.

         The yield on total interest earning assets for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 increased from 5.67% to 6.35%, or 68 basis points. Contributing to this was a larger volume invested in loans, which increased by $47,916,000 or 15.17% quarter to quarter, with a yield increase of 78 basis points, or 12.04%. Interest income increased $1,770,000 or 31.13%.

         For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, the cost on total interest bearing liabilities increased from 0.81% to 1.39%, an increase of 58 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost increased from 1.53% to 2.39%, and the expense on these deposits increased $369,000 for the three months ended June 30, 2005 compared to 2004. Their average volume increased by $30,301,000, or 34.15%. The other significant increase was in money market deposits. Comparing the two quarters ended June 30, average balances increased $28,062,000 or 34.89%, and their cost increased 68 basis points, or 80.95%, and the expense increased $242,000 or 144.05%.

         For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, interest income on interest earning assets increased $2,548,000 or 22.30%, and average earning assets increased $62,434,000, or 15.79%. Average loans increased by $35,591,000, or 11.29%. Interest on loans increased $2,001,000 or 19.46%. Their yield increased 50 basis points, or 7.62%. The cost on total interest bearing liabilities increased from 0.82% to 1.31%. Time deposit averages increased $17,750,000 or 19.62%. Their cost increased 64 basis points, or 40.76%. Money market deposit balances increased $31,988,000, or 43.37%, and their cost increased 66 basis points, or 82.50%.

         For the three and six month period ended June 30, 2005 and June 2004, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and (c) changes in rate/volume (change in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

         At the end of April, 2005, total interest-bearing deposits outstanding acquired from Sequoia National Bank were $49,080,000. They consisted of $7,477,000 in interest-bearing demand deposits; $12,518,000 in money market deposits; $1,917,000 in savings deposits; and $27,168,000 in time deposits.

Table 3
-------

                           FNB BANCORP AND SUBSIDIARY
                          RATE/VOLUME VARIANCE ANALYSIS

                                                    Three Months Ended June 30,
(Dollars in thousands)                                 2005 Compared to 2004
                                            ------------------------------------------
                                              Interest               Variance
                                           Income/Expense        Attributable To
                                              Variance         Rate          Volume
                                            ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                       $      1,498   $        630   $        868
Taxable securities                                   192            (17)           209
Nontaxable securities                                 48             (8)            56
Federal funds sold                                    32             63            (31)
                                            ------------   ------------   ------------
   Total                                    $      1,770   $        668   $      1,102
                                            ------------   ------------   ------------

INTEREST BEARING LIABILITIES
Demand deposits                             $         12   $         10   $          2
Money market                                         242            136            106
Savings deposits                                       4              4              0
Time deposits                                        369            254            115
Federal funds and other borrowings                     4              0              4
                                            ------------   ------------   ------------
   Total                                    $        631   $        404   $        227
                                            ------------   ------------   ------------

NET INTEREST INCOME                         $      1,139   $        264   $        875
                                            ============   ============   ============


Table 4
-------

                           FNB BANCORP AND SUBSIDIARY
                          RATE/VOLUME VARIANCE ANALYSIS

                                                        Six Months Ended June 30,
(Dollars in thousands)                                   2005 Compared To 2004
                                                 ------------------------------------------
                                                   Interest               Variance
                                                Income/Expense        Attributable To
                                                   Variance         Rate          Volume
                                                 ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                            $      2,001   $        840   $      1,161
Taxable securities                                        420            (29)           449
Nontaxable securities                                      76            (42)           118
Federal funds sold                                         51             94            (43)
                                                 ------------   ------------   ------------
   Total                                         $      2,548   $        863   $      1,685
                                                 ------------   ------------   ------------

INTEREST BEARING LIABILITIES
Demand deposits                                  $         18   $         18   $          0
Money market                                              471            239            232
Savings deposits                                            4              3              1
Time deposits                                             481            343            138
Federal funds and other borrowings                         60              0             60
                                                 ------------   ------------   ------------
   Total                                         $      1,034   $        603   $        431
                                                 ------------   ------------   ------------

NET INTEREST INCOME                              $      1,514   $        260   $      1,254
                                                 ============   ============   ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated

Table 5
-------

                               NONINTEREST INCOME

                                                     Three months ended             Six months ended
                                                          June 30,                      June 30,
                                                 ---------------------------   ---------------------------
(Dollars in thousands)                               2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
Service charges                                  $        585   $        649   $      1,152   $      1,310
Credit card fees                                          217            233            433            440
Other income                                              207             76            327            131
                                                 ------------   ------------   ------------   ------------
   Total noninterest income                      $      1,009   $        958   $      1,912   $      1,881
                                                 ============   ============   ============   ============

         Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. For the quarter ended June 30, 2005 compared to June 30, 2004, total noninterest income increased by $51,000 or 5.32%. The major component, service charges, decreased $64,000, but was offset by an increase in other income, which increased $131,000. This increase included a $54,000 increase in letter of credit fees, and a $19,000 increase in tax free earnings on officers' life insurance. For the six months ended June 30, 2005 and June 30, 2004, total noninterest income increased by $31,000, or 1.65%. The major component, service charges, declined $158,000, or 12.06%, but other income increased $196,000. The increase included $54,000 in letter of credit fees, $59,000 in tax free earnings on officers' life insurance, $23,000 in earnings from travel express checks.


Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6
-------

                               NONINTEREST EXPENSE

(Dollars in thousands)                           Three months ended            Six months ended
                                                      June 30,                     June 30,
                                            ---------------------------------------------------------
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Salaries and employee benefits              $      2,807   $      2,664   $      5,612   $      5,354
Occupancy expense                                    343            333            658            691
Equipment expense                                    413            418            783            840
Professional fees                                    284            330            534            580
Telephone, postage and
 supplies                                            230            265            424            578
Bankcard expense                                     204            209            403            387
Other expense                                        948            524          1,717          1,058
                                            ------------   ------------   ------------   ------------
   Total noninterest expense                $      5,229   $      4,743   $     10,131   $      9,488
                                            ============   ============   ============   ============

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2005 compared to three months ended June 30, 2004, it represented 53.7% and 56.2% of total noninterest expenses. For the six months ended June 30, 2005 and 2004, it was 55.4% and 56.4% respectively of total noninterest expense. The remaining categories are less significant. Other expense increased $424,000 in the quarter ended June 30, 2005 over the quarter ended June 30, 2004. The principal increase was $308,000 in acquisition related expense, in connection with Sequoia National Bank. For the six months ended June 30, 2005 and 2004, the increase in other expense was $659,000. Again, the principal increase was the $308,000 in acquisition related expense, followed by $103,000 in additional marketing and promotion expense, a $66,000 securities write-down in the first quarter, and other smaller expense categories.

Income Taxes
------------

         The effective tax rate for the quarter ended June 30, 2005 was 31.7% compared to 20.0% for the quarter ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 and June 30, 2004, respectively was 30.5% and 23.4%. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at June 30, 2005 are adequate to meet its operating needs in 2005 and going forward into the foreseeable future.

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

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of June 30, 2005. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.


Table 7
-------

                        RATE SENSITIVE ASSETS/LIABILITIES
                               As of June 30, 2005

(Dollars in thousands)
                                                                Over        Over One
                                                  Three        Three To      Through        Over         Not
                                                  Months        Twelve        Five          Five        Rate-
                                                  Or Less       Months        Years        Years      Sensitive      Total
                                                 ---------    ---------     ---------    ---------    ---------    ---------
Interest earning assets:
Federal funds sold                               $  12,205    $      --     $      --    $      --    $      --    $  12,205
Securities available for sale                        4,449       17,876        63,310       12,327           --       97,962
Loans                                              306,254       25,399        15,033       35,503           --      382,189
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total interest earning assets                   322,908       43,275        78,343       47,830           --      492,356
Cash and due from banks                                 --           --            --           --       18,681       18,681
Allowance for loan losses                               --           --            --           --       (4,232)      (4,232)
Other assets                                            --           --            --           --       39,617       39,617
                                                 ---------    ---------     ---------    ---------    ---------    ---------
  Total assets                                   $ 322,908    $  43,275     $  78,343    $  47,830    $  54,066    $ 546,422
                                                 =========    =========     =========    =========    =========    =========

Interest bearing liabilities:
Demand, interest bearing                         $  54,237    $      --     $      --    $      --    $      --    $  54,237
Savings and money market                           174,671           --            --           --           --      174,671
Time deposits                                       47,955       62,650        26,679           --           --      137,284
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total interest bearing liabilities              276,863       62,650        26,679           --           --      366,192
                                                 ---------    ---------     ---------    ---------    ---------    ---------
Noninterest demand deposits                             --           --            --           --      121,226      121,226
Other liabilities                                       --           --            --           --        6,322        6,322
Stockholders' equity                                    --           --            --           --       52,682       52,682
                                                 ---------    ---------     ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity    $ 276,863    $  62,650     $  26,679    $      --    $ 180,230    $ 546,422
                                                 =========    =========     =========    =========    =========    =========
Interest rate sensitivity gap                    $  46,045    ($ 19,375)    $  51,664    $  47,830    ($126,164)   $      --
                                                 =========    =========     =========    =========    =========    =========

Cumulative interest rate sensitivity gap         $  46,045    $  26,670     $  78,334    $ 126,164    $      --    $      --

Cumulative interest rate sensitivity gap ratio       14.26%        7.28%        17.62%       25.62%          --           --

Financial Condition
-------------------

         Assets. Total assets increased to $546,422,000 at June 30, 2005 from $490,054,000 at December 31, 2004, an increase of $56,368,000. Most of this increase was in cash and cash equivalents, which increased $13,802,000, and net loans, which increased $37,051,000. The increase in total assets was funded mainly by an increase in deposits of $74,165,000, minus a decline of $19,172,00 in federal funds purchased.


         Loans. Net loans at June 30, 2005 were $377,957,000, an increase of $37,051,000 or 10.87% over December 31, 2004. Gross real estate loans increased
$36,846,000, representing most of the increase, while the remaining categories increased $887,000. The portfolio breakdown was as follows.

Table 8
-------
                                 LOAN PORTFOLIO

                                              June 30,                    December 31,
(In thousands)                                  2005         Percent          2004         Percent
                                            ------------   ------------   ------------   ------------
Real Estate                                 $    292,279           76.2%  $    255,433           73.9%
Construction                                      30,839            8.0         28,997            8.4
Commercial                                        57,526           15.0         58,849           17.0
Consumer                                           2,957            0.8          2,589            0.7
                                            ------------   ------------   ------------   ------------
   Gross loans                                   383,601          100.0%       345,868          100.0%
                                                           ============                  ============
Net deferred loan fees                            (1,412)                       (1,628)
Allowance for loan losses                         (4,232)                       (3,334)
                                            ------------                  ------------
   Net loans                                $    377,957                  $    340,906
                                            ============                  ============

         Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company's market area, and considering the Company's historical loan loss experience. The Company considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. It watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. The Company also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2005 and the six months ended June 30, 2004 is as follows. During the quarter ended June 30, 2005, the $700,000 balance in Sequoia National Bank's allowance for loan losses was added to the Bank's allowance as part of the acquisition entries.

Table 9
-------
                            ALLOWANCE FOR LOAN LOSSES

                                            Six months      Six months
                                              ended            ended
(In thousands)                             June 30, 2005   June 30, 2004
                                            ------------   ------------
Balance, beginning of period                $      3,334   $      3,284
Provision for loan losses                            270            240
Recoveries                                            13              1
Amounts charged off                                  (85)          (385)
Allowance acquired in business combination           700             --
                                            ------------   ------------
Balance, end of period                      $      4,232   $      3,140
                                            ============   ============

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2005. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At June 30, 2005, there were no non-accrual loans, compared to $2,798,000 at December 31, 2004. There was $2,600,000 in Other Real Estate Owned at June 30, 2005, but no loans past due 90 days and still accruing. At December 31, 2004, there were no foreclosed assets or loans past due 90 days and still accruing.


         Deposits. Total deposits at June 30, 2005 were $487,418,000 compared to $413,253,000 on December 31, 2004. Of these totals, noninterest-bearing demand deposits were $121,226,000 or 24.9% of the total on June 30, 2005 and $109,758,000 or 26.6% on December 31, 2004. Time deposits were $137,284,000 on
June 30, 2005 and $91,615,000 on December 31, 2004.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2005:

Table 10
--------

(Dollars in thousands)                         Under         $100,000
Maturities:                                  $100,000         or more         Total
                                            ------------   ------------   ------------
Three months or less                        $     20,717   $     27,238   $     47,955
Over three to six months                          12,725         22,968         35,693
Over six through twelve months                    14,192         12,766         26,958
Over twelve months                                16,797          9,881         26,678
                                            ------------   ------------   ------------
    Total                                   $     64,431   $     72,853   $    137,284
                                            ------------   ------------   ------------

         The following table shows the risk-based capital ratios and leverage ratios at June 30, 2005 and December 31, 2004 for the Bank:

Table 11
--------

                                                                                     Minimum "Well
                                                 June 30,      December 31,          Capitalized"
Risk-Based Capital Ratios                          2005           2004               Requirements

Tier 1 Capital                                     10.21%         12.69%       >           6.00%
                                                                               -
Total Capital                                      11.09%         13.50%       >          10.00%
                                                                               -
Leverage Ratios                                     9.45%         10.71%       >           5.00%
                                                                               -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of June 30, 2005, Liquid Assets were $128,848,000, or 23.6% of total assets. As of December 31, 2004, Liquid Assets were $119,907,000, or 24.5% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve bank facility. As of June 30, 2005, there were no amounts outstanding.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2005 net loans were at 77.5% of deposits. On December 31, 2004 net loans were at 82.5%.

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $87,966,000 and $83,078,000 at June 30, 2005 and December 31, 2004,
respectively. As a percentage of net loans, these off-balance sheet items represent 23.3% and 24.4% respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended June 30, 2005, the prime lending rate started at 5.75%, and increased to 6.00% on May 3, 2005 and 6.25% on June 30, 2005. For the quarter ended June 30, 2004, the prime lending rate held steady at 4.00%. The changes were not as significant as in prior years. The effect of these rate changes was mitigated, because a significant amount of the Real Estate loan portfolio is subject to interest rate caps and floors. Consequently, this did not have a material effect on earnings.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2005. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of FNB Bancorp was held on May 18, 2005. Two matters were voted on at the Annual Meeting: the election of Directors, and a proposal to ratify and approve the appointment of Moss-Adams LLP as independent auditors of FNB Bancorp for the 2005 fiscal year. The nine nominees identified in the proxy statement for the Annual Meeting were elected as Directors, and the appointment of Moss-Adams LLP was approved. Set forth below is a summary of the voting:


      Election of                                              Votes
      Directors                     Votes For                 Withheld
      ---------                     ---------                ------------

      Michael R. Wyman              1,937,801                  4,467
      Thomas C. McGraw              1,937,801                  4,467
      Neil J. Vannucci              1,937,518                  4,750
      Edward J. Watson              1,937,421                  4,847
      Daniel J. Modena              1,937,801                  4,467
      Lisa Angelot                  1,937,226                  5,042
      Jim D. Black                  1,937,509                  4,759
      Anthony J. Clifford           1,937,129                  5,139
      R. Albert Roensch             1,937,129                  5,139



Appointment of Moss-Adams LLP          For       Against       Abstain
-----------------------------       ---------    -------     ------------


                                     1,932,205       -          10,063

Item 6.  Exhibits

         Exhibits

            31:  Rule 13a-14(a)/15d-14(a) Certifications
            32:  Section 1350 Certifications

                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       FNB BANCORP
                                       (Registrant)


Dated:

August 12, 2005.                       By: /s/ THOMAS C. MCGRAW
                                           -------------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                            (Authorized Officer)


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