Form 10-Q
period 2005-09-30
FNB BANCORP/CA/
filed 2005-11-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005
                -------------------------------------------------


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of November 9, 2005: 2,571,692 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                   September 30    December 31
                                                                       2005            2004
                                                                   ------------    ------------
Cash and due from banks                                            $     22,959    $     17,084
Federal funds sold                                                           --              --
                                                                   ------------    ------------

     Cash and cash equivalents                                           22,959          17,084

Securities available-for-sale                                           119,682         102,823
Loans, net                                                              371,408         340,906
Bank premises, equipment, and leasehold improvements                     12,041          11,614
Other real estate owned                                                   2,600              --
Goodwill                                                                    359              --
Accrued interest receivable and other assets                             24,981          17,627
                                                                   ------------    ------------

     Total assets                                                  $    554,030    $    490,054
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                       $    122,344    $    109,758
 Demand, interest bearing                                                56,139          51,818
 Savings and money market                                               172,860         160,062
 Time                                                                   141,569          91,615
                                                                   ------------    ------------

     Total deposits                                                     492,912         413,253

Federal funds purchased                                                     505          19,172
Accrued expenses and other liabilities                                    7,012           5,000
                                                                   ------------    ------------

     Total liabilities                                                  500,429         437,425
                                                                   ------------    ------------

Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,567,000 shares at September 30, 2005
   and 2,586,000 shares at December 31, 2004                             30,645          31,365
Additional paid-in capital                                                   16               9
 Retained earnings                                                       23,005          20,689
 Accumulated other comprehensive (loss) income                              (65)            566
                                                                   ------------    ------------

     Total stockholders' equity                                          53,601          52,629
                                                                   ------------    ------------

     Total liabilities and stockholders' equity                    $    554,030    $    490,054
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                         Three months ended        Nine months ended
                                                            September 30,             September 30,
                                                      -----------------------   -----------------------
                                                         2005         2004         2005         2004
                                                      ----------   ----------   ----------   ----------
Interest income:
  Interest and fees on loans                          $    6,972   $    5,320   $   19,255   $   15,602
  Interest on securities                                     550          511        1,436          977
  Interest on tax-exempt securities                          397          326        1,056          909
  Federal funds sold                                         114           49          256          140
                                                      ----------   ----------   ----------   ----------
     Total interest income                                 8,033        6,206       22,003       17,628
                                                      ----------   ----------   ----------   ----------

Interest expense:
  Interest on deposits                                     1,566          639        3,679        1,778
  Other                                                        1           --           61           --
                                                      ----------   ----------   ----------   ----------
     Total interest expense                                1,567          639        3,740        1,778
                                                      ----------   ----------   ----------   ----------
Net interest income                                        6,466        5,567       18,263       15,850
Provision for loan losses                                    165          120          435          360
                                                      ----------   ----------   ----------   ----------
Net interest income after provision for loan losses        6,301        5,447       17,828       15,490
                                                      ----------   ----------   ----------   ----------

Noninterest income:
  Service charges                                            590          591        1,742        1,901
  Credit card fees                                           218          241          651          681
  Other income                                               185          124          512          255
                                                      ----------   ----------   ----------   ----------
     Total noninterest income                                993          956        2,905        2,837
                                                      ----------   ----------   ----------   ----------

Noninterest expense:
  Salaries and employee benefits                           2,823        2,623        8,435        7,977
  Occupancy expense                                          400          301        1,058          992
  Equipment expense                                          406          425        1,189        1,265
  Professional fees                                          195          267          729          847
  Telephone, postage and supplies                            271          271          695          849
  Bankcard expenses                                          205          219          608          606
  Securities write-down                                       --           --           66           --
  Other expense                                              767          518        2,418        1,576
                                                      ----------   ----------   ----------   ----------
     Total noninterest expense                             5,067        4,624       15,198       14,112
                                                      ----------   ----------   ----------   ----------
     Earnings before income tax expense                    2,227        1,779        5,535        4,215
Income tax expense                                           674          437        1,684        1,007
                                                      ----------   ----------   ----------   ----------
     NET EARNINGS                                     $    1,553   $    1,342   $    3,851   $    3,208
                                                      ==========   ==========   ==========   ==========

Earnings per share data:
  Basic                                               $     0.60   $     0.51   $     1.50   $     1.22

  Diluted                                             $     0.60   $     0.51   $     1.47   $     1.20

Weighted average shares outstanding:
  Basic                                                2,567,000    2,613,000    2,570,000    2,627,000

  Diluted                                              2,608,000    2,654,000    2,620,000    2,670,000

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                              Three months ended         Nine months ended
                                                 September 30,              September 30,
                                           ------------------------   ------------------------
                                              2005          2004         2005          2004
                                           ----------    ----------   ----------    ----------
Net earnings                               $    1,553    $    1,342   $    3,851    $    3,208
Unrealized gain/(loss) on AFS securities         (270)          460         (631)         (126)
   Total comprehensive income              $    1,283    $    1,802   $    3,220    $    3,082

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (Dollars
                                  in thousands)

                                                                                          Nine months ended
                                                                                             September 30
                                                                                       ------------------------
                                                                                          2005          2004
                                                                                       ----------    ----------
Cash flow from operating activities
  Net earnings                                                                         $    3,851    $    3,208
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                           1,012         1,365
    Stock-based compensation expense                                                            7             4
    Provision for loan losses                                                                 435           360
    Securities write-down                                                                      66            --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                         (5,202)       (5,360)
      Accrued expenses and other liabilities                                                2,105         2,408
                                                                                       ----------    ----------
         Net cash provided by operating activities                                          2,274         1,985
                                                                                       ----------    ----------

Cash flows from investing activities
    Purchase of securities available-for-sale                                             (40,636)      (73,098)
    Proceeds from matured/called/securities available-for-sale                             23,022        26,101
    Net decrease (increase) in loans                                                        9,705        (5,532)
    Proceeds from sale of bank premises, equipment and leasehold improvements                 241           121
    Purchase of bank premises, equipment and leasehold improvements                        (1,430)       (1,902)
    Cash and equivalents received in bank acquisition, net of cash paid                     9,602            --
                                                                                       ----------    ----------
         Net cash provided/(used) by investing activities                                     504       (54,310)
                                                                                       ----------    ----------

Cash flows from financing activities
    Net increase (decrease) in demand and savings deposits                                    847        60,148
    Net increase (decrease) in time deposits                                               22,787        (7,197)
    Net increase in federal funds purchased                                               (18,667)           --
    Dividends paid                                                                         (1,150)       (1,202)
    Repurchase of common stock                                                               (765)       (1,489)
    Issuance of common stock                                                                   45           273
                                                                                       ----------    ----------
         Net cash provided  by financing activities                                         3,097        50,533
                                                                                       ----------    ----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               5,875        (1,792)

Cash and cash equivalents at beginning of period                                           17,084        30,644
                                                                                       ----------    ----------
Cash and cash equivalents at end of period                                             $   22,959    $   28,852
                                                                                       ==========    ==========

Additional cash flow information
   Interest paid                                                                       $    3,335    $    1,778
   Income taxes paid                                                                   $    1,576    $    1,226
Non-cash financing activity
Accrued dividends                                                                             385           298

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

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

NOTE B - ACQUISITION

         On May 2, 2005 the Company announced that its wholly owned subsidiary, First National Bank of Northern California, had completed its acquisition of Sequoia National Bank, with two offices in San Francisco. Sequoia was consolidated with and merged into First National Bank of Northern California effective April 30, 2005. Sequoia had approximately $62,000,000 in total assets on an historical cost basis. A table showing the fair values of the assets acquired follows this note. Under the terms of the Acquisition Agreement, holders of the 4,749,646 Sequoia shares of common stock and options for 88,125 shares outstanding will receive approximately $10,981,000 in cash, subject to an escrow holdback of $1,500,000, in order to pay for certain contingencies specified in the Acquisition Agreement. On November 1 , 2005, after submission and payment of all such claims and expenses, the escrow was terminated and the approximately $1,100,000, being the balance of funds remaining in escrow, was transferred to the Paying Agent designated in the Acquisition Agreement, for distribution to the former shareholders of Sequoia National Bank in accordance with their interests. This second and final distribution of cash to the former shareholders of Sequoia National Bank has been paid to the shareholders at the rate of $0.212815 per share. Effective May 2, 2005, the former banking offices of Sequoia National Bank began operating as branch offices of First National Bank of Northern California.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by First National Bank of Northern California at the date of acquisition:


         Assets:
            Cash and due from banks                          $  3,218,000
            Federal funds sold                                 17,365,000
            Securities available for sale                         627,000
            Loans, net                                         40,652,000
            Other assets                                        2,334,000
            Core deposit intangibles                            2,418,000
            Goodwill                                              666,000
                                                             ------------
                  Total Assets                                 67,280,000

         Liabilities:
            Deposits:
                Noninterest-bearing                             6,945,000
                Interest-bearing                               49,080,000
                                                             ------------
                   Total deposits                              56,025,000
            Accrued interest payable and other liabilities        274,000
                   Total Liabilities                           56,299,000
                                                             ------------
         Net Assets                                          $ 10,981,000
                                                             ============


NOTE C - STOCK OPTION PLAN

         At September 30, 2005, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Awards under the Company's plan vest over periods ranging from three to five years.
The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period.

     (Dollars in thousands, except per share)        Three months ended          Nine months ended
                                                        September 30                September 30
                                                  ------------------------    ------------------------
                                                     2005          2004          2005          2004
                                                  ----------    ----------    ----------    ----------
     Net income as reported                       $    1,553    $    1,342    $    3,851    $    3,208
     Add: stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                          3             2             7             4
     Deduct: total stock-based employee
       compensation expense determined under
       fair value method for all awards, net of
       related tax effect                                 (3)           (3)           (4)           (4)
                                                  ----------    ----------    ----------    ----------
     Pro forma net income                         $    1,553    $    1,341    $    3,854    $    3,208

     Earnings per share:

     Basic - as reported                          $     0.60    $     0.51    $     1.50    $     1.22
     Basic - pro forma                            $     0.60    $     0.51    $     1.50    $     1.22

     Diluted - as reported                        $     0.60    $     0.51    $     1.47    $     1.20
     Diluted - pro forma                          $     0.60    $     0.51    $     1.47    $     1.20

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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                 -----------------------   -----------------------
                                                    2005         2004         2005         2004
                                                 ----------   ----------   ----------   ----------
     Net earnings                                $    1,553   $    1,342   $    3,851   $    3,208

     Average number of shares outstanding         2,567,000    2,613,000    2,570,000    2,627,000
     Effect of dilutive options                      41,000       41,000       50,000       43,000
     Average number of shares outstanding used
     to calculate diluted earnings per share      2,608,000    2,654,000    2,620,000    2,670,000

                  All outstanding options were included in the 2005 and 2004 computations. Average shares outstanding have been adjusted for the 5% stock dividend declared November 13, 2004.

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended September 30, 2005 was $1,283,000 compared to $1,802,000 for the three months ended September 30, 2004. Comprehensive income for the nine months ended September 30, 2005 was $3,220,000 compared to $3,082,000 for the nine months ended September 30, 2004.

NOTE F - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring cannot be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. The Bank currently has one property carried as Other Real Estate Owned at $2,600,000, its appraised value less estimated costs to sell, as of February, 2005, consisting of a 19,000 square foot research and development office building located in Mountain View, California.




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

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended September 30, 2005 were $1,553,000, compared to net earnings of $1,342,000 for the quarter ended September 30, 2004, an increase of $211,000, or 15.72%. Net earnings for the nine months ended September 30, 2005 were $3,851,000 compared to $3,208,000 for the nine months ended September 30, 2004, an increase of $643,000, or 20.04%. Earnings before income tax expense for the quarter ended September 30, 2005 were $2,227,000, compared to $1,779,000 for the quarter ended September 30, 2004, an increase of $448,000, or 25.18%. Earnings before income tax were $5,535,000 for the nine months ended September 30, 2005 compared to $4,215,000 for the nine months ended September 30, 2004, an increase of $1,320,000, or 31.32%.

         Net interest income for the quarter ended September 30, 2005 was $6,466,000, compared to $5,567,000 for the quarter ended September 30, 2004, an increase of $899,000, or 16.15%. Net interest income for the nine months ended September 30, 2005 was $18,263,000 compared to $15,850,000 for the nine months ended September 30, 2004, an increase of $2,413,000, or 15.22%. The prime lending rate was 6.25% at the beginning of the third quarter of 2005, and increased to 6.50% on August 9, 2005 and 6.75% on September 20, 2005, compared to 4.25% on July 1, 2004, 4.50% on August 11, 2004, and 4.75% on September 21,
2004. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index for the three months ended September 2005 (based on the three Index Months ended August 31), averaged 2.77%, compared to 1.82% for the three months ended September 2004.

         Basic earnings per share were $0.60 for the third quarter of 2005 compared to $0.51 for the third quarter of 2004. Diluted earnings per share were $0.60 for the third quarter of 2005 compared to $0.51 for the third quarter of 2004. Basic earnings per share were $1.50 for the nine months ended September 30, 2005 compared to $1.22 for the nine months ended September 30, 2004. Diluted earnings per share were $1.47 for the nine months ended September 30, 2005 compared to $1.20 for the nine months ended September 30, 2004.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2005 compared to the three- and nine-month periods ended September 30, 2004.

Table 1             NET INTEREST INCOME AND AVERAGE BALANCES
-------                    FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                   Three months ended September 30,
                                        -----------------------------------------------------------------------------------
                                                         2005                                        2004
                                        ---------------------------------------     ---------------------------------------
                                                                      Annualized                                  Annualized
                                                         Interest      Average                       Interest      Average
                                          Average         Income        Yield         Average         Income        Yield
INTEREST EARNING ASSETS                   Balance       (Expense)       (Cost)        Balance       (Expense)       (Cost)
                                        ------------   ------------    --------     ------------   ------------    --------
Loans, gross                            $    370,481   $      6,972        7.47%    $    315,430   $      5,320        6.69%
Taxable securities                            63,597            550        3.43           67,938            511        2.98
Nontaxable securities                         46,140            397        3.41           38,872            326        3.33
Federal funds sold                            13,280            114        3.41           14,671             49        1.33
                                        ------------   ------------                 ------------   ------------
     Total interest earning assets      $    493,498   $      8,033        6.46     $    436,911   $      6,206        5.64

NONINTEREST EARNING ASSETS
Cash and due from banks                 $     19,690                                $     19,432
Premises and equipment                        12,096                                      11,634
Other assets                                  22,931                                      11,365
                                        ------------                                ------------
     Total noninterest earning assets   $     54,717                                $     42,431
                                        ------------                                ------------

TOTAL ASSETS                            $    548,215                                $    479,342
                                        ============                                ============

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                $     56,004   ($        31)      (0.22)    $     57,712   ($        28)      (0.19)
Money market                                 114,481           (520)      (1.80)         104,579           (237)      (0.90)
Savings                                       58,169            (45)      (0.31)          61,092            (41)      (0.27)
Time deposits                                140,072           (970)      (2.75)          84,619           (333)      (1.56)
Federal funds purchased and other
   borrowings                                     89             (1)      (4.46)              --             --          --
                                        ------------   ------------                 ------------   ------------
     Total interest bearing
          liabilities                   $    368,815   ($     1,567)      (1.69)    $    308,002   ($       639)      (0.82)
                                        ------------   ------------                 ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                              119,219                                     113,259
Other liabilities                              6,601                                       5,765
                                        ------------                                ------------
     Total noninterest bearing
        liabilities                     $    125,820                                $    119,024
                                        ------------                                ------------

TOTAL LIABILITIES                       $    494,635                                $    427,026
Stockholders' equity                    $     53,580                                $     52,316
                                        ------------                                ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $    548,215                                $    479,342
                                        ============                                ============

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $      6,466        5.20%                   $      5,567        5.06%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

Table 2             NET INTEREST INCOME AND AVERAGE BALANCES
                           FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                  Nine months ended September 30,
                                        -----------------------------------------------------------------------------------
                                                         2005                                        2004
                                        ---------------------------------------     ---------------------------------------
                                                                      Annualized                                  Annualized
                                                         Interest      Average                       Interest      Average
                                          Average         Income        Yield         Average         Income        Yield
INTEREST EARNING ASSETS                   Balance       (Expense)       (Cost)        Balance       (Expense)       (Cost)
                                        ------------   ------------    --------     ------------   ------------    --------
Loans, gross                            $    357,443   $     19,255        7.20%    $    315,293   $     15,602        6.62%
Taxable securities                            59,203          1,436        3.24           41,488            977        3.15
Nontaxable securities                         41,925          1,056        3.37           34,750            909        3.50
Federal funds sold                            11,331            256        3.03           17,856            140        1.05
                                        ------------   ------------                 ------------   ------------
     Total interest earning assets      $    469,902   $     22,003        6.26     $    409,387   $     17,628        5.76

NONINTEREST EARNING ASSETS
Cash and due from banks                 $     19,476                                $     18,969
Premises and equipment                        11,846                                      13,863
Other assets                                  19,408                                      10,093
                                        ------------                                ------------
     Total noninterest earning assets   $     50,730                                $     42,925
                                        ------------                                ------------

TOTAL ASSETS                            $    520,632                                $    452,312
                                        ============                                ============

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                $     56,620   ($       109)      (0.26)    $     57,347   ($        88)      (0.21)
Money market                                 108,686         (1,286)      (1.58)          84,103           (533)      (0.85)
Savings                                       59,217           (128)      (0.29)          59,822           (119)      (0.27)
Time deposits                                118,964         (2,156)      (2.42)          88,515         (1,038)      (1.57)
Federal funds purchased and other
   Borrowings                                  3,149            (61)      (2.59)              --             --          --
                                        ------------   ------------                 ------------   ------------
     Total interest bearing
       liabilities                      $    346,636   ($     3,740)      (1.44)    $    289,787   ($     1,778)      (0.82)
                                        ------------   ------------                 ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                              115,065                                     104,618
Other liabilities                              6,072                                       5,666
                                        ------------                                ------------
     Total noninterest bearing
       liabilities                      $    121,137                                $    110,284
                                        ------------                                ------------

TOTAL LIABILITIES                       $    467,773                                $    400,071
Stockholders' equity                    $     52,859                                $     52,241
                                        ------------                                ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $    520,632                                $    452,312
                                        ============                                ============

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                             $     18,263        5.20%                   $     15,850        5.18%

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2005 and 2004. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended September 30, 2005, average loans outstanding represented 75.1% of average earning assets. For the quarter ended September 30, 2004, they represented 72.2% of average earning assets. For the nine months ended September 30, 2005 and 2004, average loans outstanding represented 76.1% and 77.0%, respectively, of average earning assets.

         The yield on total interest earning assets for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 increased from 5.64% to 6.46%, or 82 basis points. Contributing to this was a larger volume invested in loans, which increased by $55,051,000 or 17.45% quarter to quarter, with a yield increase of 78 basis points, or 11.66%. Interest income on total interest earning assets increased $1,827,000 or 29.44%.

         For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, the cost on total interest bearing liabilities increased from 0.82% to 1.69%, an increase of 87 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost increased from 1.56% to 2.75%, and the expense on these deposits increased $637,000 for the three months ended September 30, 2005 compared to 2004. Their average volume increased by $55,453,000, or 65.53%. The other significant increase was in money market deposits. Comparing the two quarters ended September 30, money market deposit average balances increased $9,902,000 or 9.47%, and their cost increased 90 basis points, or 100.00%, while the expense increased $283,000 or 119.41%.

         For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, interest income on interest earning assets increased $4,375,000 or 24.82%, and average earning assets increased $60,515,000, or 14.78%. Average loans increased by $42,150,000, or 13.37%.
Interest on loans increased $3,653,000 or 23.41%. Their yield increased 58 basis points, or 8.76%. The cost on total interest bearing liabilities increased from 0.82% to 1.44%. Time deposit averages increased $30,449,000 or 34.40%. Their cost increased 85 basis points, or 54.14%. Money market deposit balances increased $24,583,000, or 29.23%, and their cost increased 73 basis points, or 85.88%.

         For the three and nine month periods ended September 30, 2005 and September 30, 2004, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to:
(a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year's volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

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

Table 3                                     FNB BANCORP AND SUBSIDIARY
-------                                   RATE/VOLUME VARIANCE ANALYSIS

                                         Three Months Ended September 30,
(Dollars in thousands)                         2005 Compared to 2004

                                       Interest              Variance
                                    Income/Expense        Attributable To
                                       Variance         Rate          Volume
                                     ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                $      1,652   $        616   $      1,036
Taxable securities                             39             77            (38)
Nontaxable securities                          71              8             63
Federal funds sold                             65             70             (5)
                                     ------------   ------------   ------------
   Total                             $      1,827   $        771   $      1,056
                                     ------------   ------------   ------------

INTEREST BEARING LIABILITIES
Demand deposits                      $          3   $          4   ($         1)
Money market                                  283            238             45
Savings deposits                                4              6             (2)
Time deposits                                 637            419            218
Federal funds and other borrowings              1              0              1
                                     ------------   ------------   ------------
   Total                             $        928   $        667   $        261
                                     ------------   ------------   ------------

NET INTEREST INCOME                  $        899   $        104   $        795
                                     ============   ============   ============


Table 4                                     FNB BANCORP AND SUBSIDIARY
-------                                   RATE/VOLUME VARIANCE ANALYSIS

                                         Nine Months Ended September 30,
(Dollars in thousands)                        2005 Compared To 2004

                                      Interest              Variance
                                   Income/Expense        Attributable To
                                      Variance         Rate           Volume
                                    ------------   ------------    ------------
INTEREST EARNING ASSETS
Loans                               $      3,653   $      1,567    $      2,086
Taxable securities                           459             29             430
Nontaxable securities                        147            (34)            181
Federal funds sold                           116            167             (51)
                                    ------------   ------------    ------------
   Total                            $      4,375   $      1,729    $      2,646
                                    ------------   ------------    ------------

INTEREST BEARING LIABILITIES
Demand deposits                     $         21   $         22    ($         1)
Money market                                 753            462             291
Savings deposits                               9             10              (1)
Time deposits                              1,118            761             357
Federal funds and other borrowings            61              0              61
                                    ------------   ------------    ------------
   Total                            $      1,962   $      1,255    $        707
                                    ------------   ------------    ------------

NET INTEREST INCOME                 $      2,413   $        474    $      1,939
                                    ============   ============    ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 5                                          NONINTEREST INCOME

                                     Three months ended         Nine months ended
                                        September 30,             September 30,
                                   -----------------------   -----------------------
(Dollars in thousands)                2005         2004         2005         2004
                                   ----------   ----------   ----------   ----------
Service charges                    $      590   $      591   $    1,742   $    1,901
Credit card fees                          218          241          651          681
Other income                              185          124          512          255
                                   ----------   ----------   ----------   ----------
   Total noninterest income        $      993   $      956   $    2,905   $    2,837
                                   ==========   ==========   ==========   ==========

         Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. For the quarter ended September 30, 2005 compared to September 30, 2004, total noninterest income increased by $37,000 or 3.87%. Service charges decreased by $1,000, credit card fees decreased $23,000, offset by an increase in other income, which increased $61,000. For the nine months ended September 30, 2005 and September 30, 2004, total noninterest income increased by $68,000, or 2.40%. Service charges decreased $159,000, or 8.36%, credit card fees decreased $30,000 but other income increased $257,000. The increase included $54,000 in letter of credit fees, $33,000 in tax free earnings on officers' life insurance, $37,000 in earnings from travel express checks.

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6                                          NONINTEREST EXPENSE

(Dollars in thousands)              Three months ended         Nine months ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     2005         2004         2005         2004
                                  ----------   ----------   ----------   ----------
Salaries and employee benefits    $    2,823   $    2,623   $    8,435   $    7,977
Occupancy expense                        400          301        1,058          992
Equipment expense                        406          425        1,189        1,265
Professional fees                        195          267          729          847
Telephone, postage and supplies          271          271          695          849
Bankcard expense                         205          219          608          606
Other expense                            767          518        2,484        1,576
                                  ----------   ----------   ----------   ----------
   Total noninterest expense      $    5,067   $    4,624   $   15,198   $   14,112
                                  ==========   ==========   ==========   ==========

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2005 compared to three months ended September 30, 2004, it represented 55.7% and 56.7% of total noninterest expenses. For the nine months ended September 30, 2005 and 2004, it was 55.5% and 56.5% respectively of total noninterest expense. The remaining categories are less significant. Other expense increased $249,000 in the quarter ended

September 30, 2005 over the quarter ended September 30, 2004. The principal increase was $70,000 in marketing and promotion, and $41,000 in acquisition related expense, in connection with Sequoia National Bank. For the nine months ended September 30, 2005 and 2004, the increase in other expense was $908,000. The principal increase was $349,000 in acquisition related expense, followed by $173,000 in marketing and promotion, and a $75,000 securities write-down in equity securities , and eighteen other smaller expense categories, each less than $70,000.

Income Taxes
------------

         The effective tax rate for the quarter ended September 30, 2005 was 30.3% compared to 24.6% for the quarter ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 and September 30, 2004, respectively was 30.4% and 23.9%. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at September 30, 2005 are adequate to meet its operating needs in 2005 and going forward into the foreseeable future.

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

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of September 30, 2005. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

Table 7                                                            RATE SENSITIVE ASSETS/LIABILITIES
-------                                                                  As of September 30, 2005
(Dollars in thousands)
                                                            Over
                                            Three         Three To       Over One       Over          Not
                                            Months         Twelve        Through        Five         Rate-
                                            Or Less        Months       Five Years      Years       Sensitive       Total
                                           ----------    ----------     ----------    ----------    ----------    ----------
Interest earning assets:
Securities available for sale              $    5,994    $   22,895     $   61,236    $   29,557    $       --    $  119,682
Loans                                         290,252        28,043         20,771        36,261           487       375,814
                                           ----------    ----------     ----------    ----------    ----------    ----------
   Total interest earning assets              296,246        50,938         82,007        65,818           487       495,496
Cash and due from banks                            --            --             --            --        22,959        22,959
Allowance for loan losses                          --            --             --            --        (4,406)       (4,406)
Other assets                                       --            --             --            --        39,981        39,981
                                           ----------    ----------     ----------    ----------    ----------    ----------
   Total assets                            $  296,246    $   50,938     $   82,007    $   65,818    $   59,021    $  554,030
                                           ==========    ==========     ==========    ==========    ==========    ==========

Interest bearing liabilities:
Demand, interest bearing                   $   56,139    $       --     $       --    $       --    $       --    $   56,139
Savings and money market                      172,860            --             --            --            --       172,860
Time deposits                                  52,310        65,786         23,372           101            --       141,569
 Federal funds purchased                          505            --             --            --            --           505
                                           ----------    ----------     ----------    ----------    ----------    ----------
   Total interest bearing liabilities         281,814        65,786         23,372           101            --       371,073
                                           ----------    ----------     ----------    ----------    ----------    ----------
Noninterest demand deposits                        --            --             --            --       122,344       122,344
Other liabilities                                  --            --             --            --         7,012         7,012
Stockholders' equity                               --            --             --            --        53,601        53,601
                                           ----------    ----------     ----------    ----------    ----------    ----------
   Total liabilities and stockholders'     $  281,814    $   65,786     $   23,372    $      101    $  182,957    $  554,030
                                           ==========    ==========     ==========    ==========    ==========    ==========
Interest rate sensitivity gap              $   14,432    ($  14,848)    $   58,635    $   65,717    ($ 123,936)   $       --
                                           ==========    ==========     ==========    ==========    ==========    ==========

Cumulative interest rate sensitivity gap   $   14,432    ($     416)    $   58,219    $  123,936    $       --    $       --

Cumulative interest rate sensitivity gap
  ratio                                          4.87%        (0.12%)        13.56%        25.04%           --            --

Financial Condition
-------------------

         Assets. Total assets increased to $554,030,000 at September 30, 2005 from $490,054,000 at December 31, 2004, an increase of $63,976,000. Most of this increase was in net loans, which increased $30,502,000, and securities available for sale, which increased $16,859,000, the remaining categories increased by $16,489,000. Most of the increase in total assets was funded by an increase in deposits of $79,659,000, minus a decline of $18,667,000 in federal funds purchased.

         Loans. Gross loans at September 30, 2005 were $376,756,000, an increase of $30,888,000 or 8.93% over December 31, 2004. Gross real estate loans increased $37,187,000, representing most of the increase, while the remaining categories decreased $6,299,000 net. The portfolio breakdown was as follows.

Table 8                                       LOAN PORTFOLIO
-------

                           September 30,              December 31,
(In thousands)                 2005        Percent        2004        Percent
                           ------------   ---------   ------------   ---------
Real Estate                $    292,620        77.7%  $    255,433        73.9%
Construction                     27,474         7.3         28,997         8.4
Commercial                       53,596        14.2         58,849        17.0
Consumer                          3,066         0.8          2,589         0.7
                           ------------   ---------   ------------   ---------
   Gross loans                  376,756       100.0%       345,868       100.0%
                                          =========                  =========
Net deferred loan fees             (942)                    (1,628)
Allowance for loan losses        (4,406)                    (3,334)
                           ------------               ------------
   Net loans               $    371,408               $    340,906
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

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 is as follows. During the quarter ended June 30, 2005, the $700,000 balance in Sequoia National Bank's allowance for loan losses was added to the Bank's allowance as part of the acquisition entries.

Table 9                                              ALLOWANCE FOR LOAN LOSSES
-------

                                             Nine months ended     Nine months ended
(In thousands)                               September 30, 2005    September 30, 2004
                                             ------------------    ------------------
Balance, beginning of period                 $            3,334    $            3,284
Provision for loan losses                                   435                   360
Recoveries                                                   23                     1
Amounts charged off                                         (86)                 (417)
Allowance acquired in business combination                  700                    --
                                             ------------------    ------------------
Balance, end of period                       $            4,406    $            3,228
                                             ==================    ==================

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2005. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At September 30, 2005, there were $487,000 in non-accrual loans, compared to $2,798,000 at December 31, 2004. There was $2,600,000 in Other Real Estate Owned at September 30, 2005, but no loans past due 90 days and still accruing. At December 31, 2004, there were no foreclosed assets or loans past due 90 days and still accruing.

         Deposits. Total deposits at September 30, 2005 were $492,912,000 compared to $413,253,000 on December 31, 2004. Of these totals, noninterest-bearing demand deposits were $122,344,000 or 24.8% of the total on September 30, 2005 and $109,758,000 or 26.6% on December 31, 2004. Time deposits were $141,569,000 on September 30, 2005 and $91,615,000 on December 31, 2004.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2005:

         Table 10
         --------

         (Dollars in thousands)              Under      $100,000
         Maturities:                       $100,000      or more      Total
                                          ----------   ----------   ----------
         Three months or less             $   18,382   $   33,928   $   52,310
         Over three to six months             14,120       18,759       32,879
         Over six through twelve months       15,796       17,111       32,907
         Over twelve months                   15,228        8,245       23,473
                                          ----------   ----------   ----------
             Total                        $   63,526   $   78,043   $  141,569
                                          ----------   ----------   ----------

         The following table shows the risk-based capital ratios and leverage ratios at September 30, 2005 and December 31, 2004 for the Bank:

         Table 11
         --------                                                                   Minimum "Well
                                           September 30,       December 31,         Capitalized"
         Risk-Based Capital Ratios              2005               2004             Requirements
         Tier 1 Capital                        10.59%               12.69%    >           6.00%
                                                                              -

         Total Capital                         11.52%               13.50%    >          10.00%
                                                                              -

         Leverage Ratios                        9.32%               10.71%    >           5.00%
                                                                              -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimal loss. As of September 30, 2005, Liquid Assets were $142,641,000, or 25.8% of total assets. As of December 31, 2004, Liquid Assets were $119,907,000, or 24.5% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility. As of September 30, 2005, there were $505,000 in federal funds purchased.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2005 net loans were at 75.3% of deposits. On December 31, 2004 net loans were at 82.5%.

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $94,556,000 and $83,078,000 at September 30, 2005 and December 31, 2004, respectively. As a percentage of net loans, these off-balance sheet items represent 25.5% and 24.4% respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended September 30, 2005, the prime lending rate started at 6.25%, and increased to 6.50% on August 9, 2005 and 6.75% on September 20, 2005. For the quarter ended September 30, 2004, the prime lending rate was 4.25% on July 1, 2004, 4.50% on August 11, 2004 and 4.75% on September 21, 2004.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2005. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






                           PART II--OTHER INFORMATION

Item 1.  Legal Procedures

         There are currently no material legal procedures in effect, other than those in the normal course of business.

Item 6.  Exhibits

         Exhibits

               31:  Rule 13a-14(a)/15d-14(a) Certifications
               32:  Section 1350 Certifications

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            FNB BANCORP
                                               (Registrant)


Dated:

November 14, 2005.                          By: /s/ THOMAS C. MCGRAW
                                                --------------------------------
                                                Thomas C. McGraw
                                                Chief Executive Officer
                                                (Authorized Officer)


                                            By: /s/ JAMES B. RAMSEY
                                                --------------------------------
                                                James B. Ramsey
                                                Senior Vice President
                                                Chief Financial Officer
                                                (Principal Financial Officer)