Form 10-K
period 2005-12-31
FNB BANCORP/CA/
filed 2006-03-29
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005, or

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


Securities registered pursuant to Section 12(b) of the Act:     None
                                                             ---------------

Securities registered pursuant to Section 12(g) of the Act:
                                                             ---------------

                                             Title of Class: Common Stock,
                                                             no par value
                                                             ---------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $70,158,997

                               Page 1 of 96 pages

   Number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2006

            No par value Common Stock - 2,703,808 shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2006 annual meeting of shareholders.

TABLE OF CONTENTS

                                                                            PAGE
PART  I
Item 1        Business                                                         4

Item 1A       Risk Factors                                                    22

Item 1B       Unresolved Staff Comments                                       24

Item 2        Properties                                                      25

Item 3        Legal Proceedings                                               26

Item 4        Submission of Matters to a Vote of Security Holders             26

PART  II
Item 5        Market for the Registrant's Common Equity and Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities                                                     26

Item 6        Selected Financial Data                                         28

Item 7        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            29

Item 7A       Quantitative and Qualitative Disclosure About Market Risk       45

Item 8        Financial Statements and Supplementary Data                     49

Item 9        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure                            86

Item 9A       Controls and Procedures                                         86

Item 9B       Other Information                                               86

PART  III
Item 10       Directors and Executive Officers of the Registrant              86

Item 11       Executive Compensation                                          86

Item 12       Security Ownership of Certain Beneficial Owners and
               Management and related Stockholder Matters                     86

Item 13       Certain Relationships and Related Transactions                  87

Item 14       Principal Accounting  Fees and Services                         87

PART  IV
Item 15       Exhibits, Financial Statements, Statement Schedules             87

(a)(1)        Financial statements. Listed and included in Part II,
               Item 8                                                         87

(2)           Financial Statements Schedules. Not applicable                  87

(3)           Index to Exhibits                                          87 - 90

              Signatures                                                 91 - 92

              Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

              Exhibit 32 - Section 1350 Certifications

                                     PART I

ITEM 1.   BUSINESS
------------------

         Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets;
(2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13 a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be read carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. Actual results and shareholder values in the future may differ significantly from those expressed in forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of the report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, or to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

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

         The Bank was organized in 1963 as "First National Bank of Daly City." In 1995, the shareholders approved a change in the name to "First National Bank of Northern California." The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates eleven full service banking offices within its primary service area of San Mateo County, in the cities of Colma, Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City and Pescadero. The Bank also provides services since May 2005 for the City and County of San Francisco through its Financial District and Portola offices in San Francisco. The Bank's primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

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

         Most of First National Bank's deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2005, First National Bank had a total of 24,543 accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2005, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank's deposits.

         At December 31, 2005, the Company had total assets of $569,141,000, net loans of $380,051,000, deposits of $507,544,000 and shareholders' equity of $55,243,000. The Company competes with approximately 33 other banking or savings institutions in its service areas. The Company's market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.45% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2005). See "Competitive Data" below.

Employees
---------

         At December 31, 2005, The Company employed 176 persons on a full-time basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Available Information
---------------------

         FNB Bancorp and First National Bank maintain an Internet website at http://www.FNBNORCAL.com. The Company's annual report on form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company's common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Information on such website is not incorporated by reference into this report.

                           SUPERVISION AND REGULATION

General
-------

         FNB Bancorp. The common stock of FNB Bancorp is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. FNB Bancorp has registered its common stock under Section 12 (g) of the Securities Exchange Act of 1934, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

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

         FNB Bancorp, and any subsidiary which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations
(a) on loans by First National Bank to its affiliates, and (b) on investments by First National Bank in affiliates' stock as collateral for loans to any borrower. FNB Bancorp and First National Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

         At December 31, 2005, The Company was in compliance with the risk-weighted capital and leverage ratios. See "Capital" under Item 7 below.

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

         The Federal Financial Institutions Examination Council ("FFIEC") utilizes the Uniform Institutions Rating System ("UFIRS"), commonly referred to as "CAMELS," to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, became subject to evaluation and examination under a revised bank holding company rating system. This so-called BOPEC rating system, implemented in 1979, has been focused primarily on financial condition, consolidated capital and consolidated earnings. The new rating system reflects a change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

Limitation on Dividends
-----------------------

         FNB Bancorp. The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from First National Bank. First National Bank's ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

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

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank's legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2005, First National Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $8,557,000 on an unsecured basis and $14,261,000 on a fully secured basis, based on regulatory capital of $57,045,000.

         First National Bank's business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of First National Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent information available by the Federal Deposit Insurance Corporation at June 30, 2005, there were 33 commercial and savings banking offices in San Mateo County with a total of $17,835,774,000 in deposits at June 30, 2005. First National Bank had a total of 11 offices in the county with total deposits of $436,868,000 at the same date, or 2.45% of the San Mateo County totals. At June 30, 2004, there were 33 commercial and savings banking offices in San Mateo County with total deposits of $17,013,242,000, while First National Bank had $413,260,000, or 2.43% of the San Mateo County totals.

         In 1996, pursuant to Congressional mandate, the Federal Deposit Insurance Corporation reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005, which will have the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (which is anticipated to occur on or before July 1, 2006). The FDIC has not yet released final regulations, but it is anticipated that final regulations will be released not later than the fourth quarter of 2006. When released, the final regulations are expected to include, among other matters, (1) increased premium assessments to banks based on a bank's risk assessment profile, subject to a one-time assessment credit for banks that paid premiums prior to December 31, 1996 to offset premium assessments; (2) a $100,000 deposit account insurance limit until January 1, 2012, subject to inflation indexing; and (3) increased retirement account insurance limits to $250,000, until January 1, 2012, subject to inflation indexing. The inflation indexing is expected to use 2005 as the base year and adjust for inflation on April 1, 2010 and every five years thereafter on January 1 of the following year. Until final regulations are released by the FDIC and banks are assigned to a risk category, the precise amount of premium assessment increase cannot be determined, but it is expected that the expense for premium assessments for First National Bank will not increase in an amount that will have a material adverse effect on the Company's results of operations. Based upon the current risk-based assessment rate schedule in effect since 1996, and First National Bank's current capital ratios and level of deposits, First National Bank does not anticipate a significant increase in operating expenses due to changes in the assessment rate applicable to it during 2006 from that in 2005.

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

                               RECENT LEGISLATION
The Patriot Act
---------------

         On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts. Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, but the deadline was postponed to allow time for evaluation of such provisions, and on March 9, 2006, President Bush signed legislation to reauthorize the Patriot Act, incorporating certain civil liberty protections approved by Congress.

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

         Enhanced financial disclosures, including periodic reviews for the largest issuers and real time disclosure of material company information.

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

o The prompt internal reporting to an appropriate person or persons identified in the code, of violations of the code; and

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

o        prohibition on insider trading during pension plan black-out periods.

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

o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "large accelerated filers" or "accelerated filers." Large accelerated filers are now required to file form 10-K within 75 days after the fiscal year-end in 2005 and within 60 days in 2006. Accelerated filers are required to file Form 10-K within 75 days after the fiscal year-end in both 2005 and 2006. Both large accelerated filers and accelerated filers must file Form 10-Q within 40 days after each fiscal quarter-end in 2005 and 2006. FNB Bancorp is not currently defined as a "large accelerated filer" or an "accelerated filer" and its deadlines to file Form 10-K and Form 10-Q remain at 90 days and 45 days after the fiscal year-end and each quarter-end, respectively, in 2005 and 2006.

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

ITEM 1A. RISK FACTORS
---------------------

In addition to the risks associated with the business of banking generally, as described above under Item 1 (Description of Business), the Company's business, financial condition, operating results, future prospects and stock price can be adversely impacted by certain risk factors, as set forth below, any of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Dependence on Key Officers and Employees. We are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our executive officers who have extensive experience in the banking industry but who are not easily replaced. In addition, business banking, one of the Company's principal lines of business, is dependent on relationship banking, in which First National Bank personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave First National Bank and become employed by a local competing bank, we could potentially lose business customers. In addition, we rely on our customer service staff to effectively serve the needs of our consumer customers. We actively recruit for all open positions and management believes that its relations with employees are good.

Growth strategy. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may not be able to sustain this growth strategy without establishing new branches or new products. Therefore, we may expand in our current market by opening or acquiring branch offices or other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our noninterest expenses.

Commercial loans. As of December 31, 2005, approximately 13.8% of our loan portfolio consisted of commercial business loans, which have a higher degree of risk than other types of loans. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 85.3% of the Company's loan portfolio. A substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

Allowance for Loan and Lease Losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company's operating results. The Company's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan and lease losses. Although we believe that the Company's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that the regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

Environmental Liabilities. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigations or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we could become subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business prospects, financial condition, liquidity, results of operations and stock price could be materially and adversely affected.

Dilution of Common Stock. Shares of the Company's common stock eligible for future sale could have a dilutive effect on the market for common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 2,700,322 were outstanding at December 31, 2005. Pursuant to its 1997 and 2002 Stock Option Plans, at December 31, 2005, the Company had outstanding options to purchase 223,638 shares of common stock. As of December 31, 2005, 125,359 shares of common stock remained available for grants under the 2002 Stock Option Plan. Sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of common stock.

Operating Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

Business Confidence Uncertainty. The terrorist actions on September 11, 2001, and thereafter, plus military actions taken by the United States in Afghanistan, Iraq and elsewhere, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company's loans, and causing a decline in the Company's stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not applicable.

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

         The Flower Mart facility located at 640 Brannan Street, Suite 102, San Francisco, California, 94107 was discontinued during 2005, and is now replaced by two full-service branches, the Financial District Office at 65 Post Street, San Francisco, and the Portola Office, at 699 Portola Drive, San Francisco.

         First National Bank leases premises at 65 Post Street, San Francisco, CA 94104, for its Financial District Office. The current lease term expires April 30, 2008, with two 5-year options to extend the lease. The location consists of approximately 2,826 square feet of street level, 1,322 square feet of basement, and 1,077 square feet of mezzanine space.

         First National Bank leases premises at 6599 Portola Drive, San Francisco, CA 94127, for its Portola Office. The current lease expires June 30, 2009, and has a remaining 5-year option to extend the lease. The location consists of approximately 1,325 square feet of street level space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

         Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, "FNBG.OB." There has been limited trading in the shares of common stock of the Company. On February 15, 2006, the Company had approximately 400 shareholders of common stock of record.

         The following table summarizes sales of the common stock of FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 15, 2004 and on December 16, 2005. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                            Bid Price of FNB Bancorp
                                  Common Stock
                                                      Cash
                                                    Dividends
                                                    Declared
                            High          Low         (1)
                         ----------   ----------   ----------
   2004
--------------
First Quarter            $  33.6054   $  27.3650   $     0.12
Second Quarter           $  29.8412   $  28.1179         0.12
Third Quarter               30.4309      29.0250         0.12
Fourth Quarter              34.7619      31.9524         0.12
                                                         0.12     Special
                                                                  Dividend
   2005
--------------
First Quarter            $  35.2381   $  31.9048   $     0.15
Second Quarter              31.9048      28.0952         0.15
Third Quarter               30.2381      28.9524         0.15
Fourth Quarter              33.2500      30.7500         0.15

(1) See Item 1, "Limitations on Dividends," above, for a description of the limitations applicable to the payment of dividends by FNB Bancorp.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents a summary of selected financial information that should be read in conjunction with the Company's financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND
SUPPLEMENTAL DATA."

Dollars in thousands, except per
share amounts and ratios                     2005          2004          2003          2002          2001
                                          ----------    ----------    ----------    ----------    ----------
STATEMENT OF INCOME DATA
Total interest income                     $   30,732    $   24,046    $   22,867    $   26,159    $   30,844
Total interest expense                         5,533         2,533         2,658         4,288         7,935
                                          ----------    ----------    ----------    ----------    ----------
Net interest income                           25,199        21,513        20,209        21,871        22,909
Provision for loan losses                        600           480           780           150           300
                                          ----------    ----------    ----------    ----------    ----------
Net interest income after provision for
   loan losses                                24,599        21,033        19,429        21,721        22,609
Total non interest income                      3,841         3,787         4,026         3,308         3,007
Total non interest expenses                   20,283        18,555        17,918        18,705        17,911
                                          ----------    ----------    ----------    ----------    ----------
Earnings before taxes                          8,157         6,265         5,537         6,324         7,705
Income tax expense                             2,429         1,577         1,396         1,510         2,468
                                          ----------    ----------    ----------    ----------    ----------
Net earnings                              $    5,728    $    4,688    $    4,141    $    4,814    $    5,237
                                          ==========    ==========    ==========    ==========    ==========

PER SHARE DATA - see note

Net earnings per share:
   Basic                                  $     2.12    $     1.71    $     1.48    $     1.71    $     1.87
   Diluted                                $     2.08    $     1.67    $     1.47    $     1.71    $     1.86
Cash dividends per share                  $     0.60    $     0.60    $     0.60    $     1.00    $     1.23
Weighted average shares outstanding:
   Basic                                   2,699,000     2,748,000     2,797,000     2,808,000     2,806,000
   Diluted                                 2,758,000     2,799,000     2,824,000     2,817,000     2,812,000
Shares outstanding at period end           2,700,322     2,586,269     2,518,559     2,437,043     2,318,849
Book value per share                      $    20.46    $    20.35    $    20.64    $    21.01    $    20.06

BALANCE SHEET DATA
Investment securities                        113,463       102,823        63,692        75,963        65,311
Net loans                                    380,051       340,906       312,929       284,889       288,067
Allowance for loan losses                      4,547         3,334         3,284         3,396         3,543
Total assets                                 569,141       490,054       429,448       401,834       397,388
Total deposits                               507,544       413,253       374,214       347,406       344,079
Shareholders' equity                          55,243        52,629        51,987        31,203        46,523

SELECTED PERFORMANCE DATA
Return on average assets                        1.08%         1.02%         1.00%         1.17%         1.30%
Return on average equity                       10.75%         8.94%         8.00%         9.87%        11.43%
Net interest margin                             5.27%         5.14%         5.33%         5.83%         6.34%
Average loans as a percentage of
   average deposits                            77.80%        79.98%        82.93%        80.79%        77.67%
Average total stockholder's equity as
   a percentage of average total assets        10.06%        11.37%        12.49%        11.86%        11.41%
Dividend payout ratio                          26.92%        32.54%        35.63%        29.35%        43.38%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans           0.02%         0.13%         0.30%         0.10%         0.03%
Allowance for loan losses/Total Loans           1.18%         0.97%         1.04%         1.18%         1.21%
CAPITAL RATIOS

Tier 1 risk-based                              10.67%        12.69%        13.29%        13.92%        12.98%
Total risk-based                               11.59%        13.50%        14.15%        14.87%        13.98%
Leverage                                        9.50%        10.72%        12.06%        12.16%        11.41%

 Note: per share data has been adjusted for stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS OF FNB BANCORP AND SUBSIDIARY
-------------------------------------------

         Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets;
(2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be read carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. Actual results and shareholder values in the future may differ significantly from those expressed in forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of the report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, or to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

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

Recent Accounting Changes
-------------------------

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

         In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair-value method, and record such expense in its financial statements, for annual reporting periods beginning after June 15, 2005. The revised Statement eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to

Employees, which was permitted under Statement 123, as originally issued. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This accounting change is not expected to have a material effect on the consolidated financial statements.

Earnings Analysis
-----------------

         Net earnings in 2005 were $5,728,000, a 22.2% increase from 2004 earnings of $4,688,000. Earnings for the year 2004 increased $547,000 or 13.2% from year 2003 earnings of $4,141,000. The principal source of earnings is interest income on loans. In the year 2003, the prime lending rate started at 4.25%, and ended at 4.00%. In 2004, the rate rose from 4.00% to 5.25%. The year 2005 started at 5.25%, and rose eight times, ending at 7.25%.

         Basic earnings per share were $2.12 in 2005; $1.71 in 2004 and $1.48 in 2003. Diluted earnings per share were $2.08 in 2005; $1.67 in 2004; and $1.47 in 2003.

         Net interest income for 2005 was $25,199,000, an increase of $3,686,000 or 17.1% from 2004. Net interest income was $21,513,000 in 2004, an increase of $1,304,000 or 6.5% from 2003. Interest income was $30,732,000 in 2005, an increase of $6,686,000 or 27.8% over 2004. Interest income was $24,046,000 in 2004, an increase of $1,179,000, or 5.2% over 2003. Average interest earning assets in 2005 were $477,833,000, an increase of $59,510,000 or 14.2% from 2004.
In 2004, they were $418,323,000, an increase of $39,054,000, or 10.3% over 2003.
The yield on interest earning assets increased 68 basis points in 2005 compared to 2004. The yield on interest earning assets declined 28 basis points in 2004 compared to 2003. The principal earning assets were loans, and their average increased $43,822,000 in 2005 versus 2004, while their yield increased 72 basis points. Average loans were $319,577,000 in 2004, an increase of $23,250,000 over 2003, while their yield declined 11 basis points.

         Interest expense for 2005 was $5,533,000 and $2,533,000 in 2004, an increase of $3,000,000 or 118.4%. Interest expense was $2,533,000 in 2004, a decrease of $125,000 compared to 2003, or 4.7%. Average interest bearing liabilities were $353,857,000 in 2005, and $295,062,000 in 2004, an increase of $58,795,000 or 19.9%. They were $295,062,000 in 2004, and $264,905,000 in 2003, an increase of $30,157,000 or 11.4%. The cost of these liabilities increased 70 basis points in 2005 compared to 2004, and declined 14 basis points in 2004 compared to 2003. The principal cost was in time deposits, which increased 97 basis points in 2005 compared to 2004, but decreased 38 basis points in 2004 compared to 2003.

Net Interest Income
-------------------

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.


TABLE 1                                                      Net Interest Income and Average Balances
                                  ------------------------------------------------------------------------------------------------
                                                                           (In thousands)
                                                                        Year ended December 31
                                                2005                            2004                             2003
                                  ------------------------------   ------------------------------   ------------------------------
                                              Interest    Average              Interest   Average               Interest    Average
                                   Average    Income      Yield     Average    Income      Yield     Average    Income      Yield
                                   Balance   (Expense)    (Cost)    Balance   (Expense)    (Cost)    Balance   (Expense)    (Cost)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
INTEREST EARNING ASSETS
Loans, gross                      $363,399   $ 26,754       7.36%  $319,577   $ 21,226       6.64%  $296,327   $ 19,990       6.75%
Taxable Securities                  60,408      2,173       3.60%    48,536      1,418       2.92%    40,221      1,446       3.60%
Nontaxable Securities               44,628      1,512       3.39%    36,293      1,250       3.44%    36,012      1,358       3.77%
Federal funds sold                   9,398        293       3.12%    13,917        152       1.09%     6,709         73       1.09%
                                  -------------------              -------------------              -------------------
 Total interest earning assets    $477,833   $ 30,732       6.43%  $418,323   $ 24,046       5.75%  $379,269   $ 22,867       6.03%
                                  -------------------              -------------------              -------------------

NONINTEREST EARNING ASSETS
Cash and due from banks           $ 19,758                         $ 19,106                         $ 18,069
Premises and equipment              11,896                           13,320                           10,916
Other assets                        20,254                           10,342                            6,155
                                  --------                         --------                         --------
 Total noninterest earning
  assets                          $ 51,908                         $ 42,768                         $ 35,140
                                  --------                         --------                         --------
TOTAL ASSETS                      $529,741                         $461,091                         $414,409
                                  ========                         ========                         ========

INTEREST BEARING
LIABILITIES
Deposits:

Demand, interest bearing          $ 57,478   $   (168)     (0.29%) $ 56,561   $   (113)     (0.20%) $ 51,981   $   (105)     (0.20%)


Money Market                       110,488     (1,888)     (1.71%)   86,598       (757)     (0.87%)   66,189       (571)     (0.86%)
Savings                             58,820       (181)     (0.31%)   60,040       (161)     (0.27%)   56,281       (183)     (0.33%)
Time deposits                      124,004     (3,203)     (2.58%)   88,627     (1,429)     (1.61%)   90,280     (1,797)     (1.99%)
Fed funds purchased
 and other borrowings                3,067        (93)     (3.03%)    3,236        (73)     (2.26%)      174         (2)     (1.15%)
                                  -------------------              -------------------              -------------------
 Total interest bearing
  liabilities                     $353,857   $ (5,533)     (1.56%) $295,062   $ (2,533)     (0.86%) $264,905   $ (2,658)     (1.00%)
                                  -------------------              -------------------              -------------------

NONINTEREST BEARING
LIABILITIES:
Demand deposits                    116,331                          107,758                           92,609
Other liabilities                    6,284                            5,833                            5,148
                                  --------                         --------                         --------
Total noninterest bearing
 liabilities                       $122,615                        $113,591                         $ 97,757
                                  --------                         --------                         --------
 Total liabilities                $476,472                         $408,653                         $362,662
Stockholders' equity              $ 53,269                         $ 52,438                         $ 51,747
                                  --------                         --------                         --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY             $529,741                         $461,091                         $414,409
                                  ========                         ========                         ========

NET INTEREST INCOME
AND MARGIN ON TOTAL
EARNING ASSETS                               $ 25,199       5.27%             $ 21,513       5.14%             $ 20,209       5.33%
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


TABLE 2                                               Rate/Volume Variance Analysis
                             ---------------------------------------------------------------------------
                                                           (In thousands)

                                                        Year Ended December 31
                             ------------------------------------   ------------------------------------
                                     2005 Compared to 2004                  2004 Compared to 2003
                                      Increase (decrease)                   Increase (decrease)

                              Interest                               Interest
                              Income/             Variance           Income/            Variance
                              Expense          Attributable To       Expense         Attributable To
                              Variance       Rate        Volume      Variance       Rate        Volume
                             ----------   ----------   ----------   ----------   ----------   ----------
INTEREST EARNING ASSETS:
Loans                        $    5,528   $    2,302   $    3,226   $    1,236   $     (308)  $    1,544

Taxable Securities                  755          408          347          (28)        (327)         299

Nontaxable Securities               262          (25)         287         (108)        (119)          11

Federal Funds sold                  141          282         (141)          79           --           79
                             ----------   ----------   ----------   ----------   ----------   ----------
     Total                   $    6,686   $    2,967   $    3,719   $    1,179   $     (754)  $    1,933
                             ----------   ----------   ----------   ----------   ----------   ----------

INTEREST BEARING
LIABILITIES:

Demand deposits              $       55   $       53   $        2   $        8   $       (1)  $       (9)

Money market                      1,131          723          408          186            8          178

Savings deposits                     20           24           (4)         (22)         (32)          10

Time deposits                     1,774        1,204          570         (368)        (335)         (33)

Federal funds purchased
 and other borrowings                20           25           (5)          71            2           69
                             ----------   ----------   ----------   ----------   ----------   ----------
     Total                   $    3,000   $    2,029   $      971   $     (125)  $     (358)  $      233

                             ----------   ----------   ----------   ----------   ----------   ----------
NET INTEREST INCOME          $    3,686   $      938   $    2,748   $    1,304   $     (396)  $    1,700
                             ==========   ==========   ==========   ==========   ==========   ==========

         In 2005, net interest income represented 86.77% of net revenue (net interest income plus non-interest income), compared to 85.28% in 2004 and 75.16% in 2003. The net interest margin on average earning assets was 5.27% in 2005 compared to 5.14% in 2004 and 5.33% in 2003. The average rate earned on interest earning assets was 6.43% in 2005, up from 5.75% in 2004, and 6.03% in 2003. The average cost for interest-bearing liabilities was 1.56% in 2005, compared to 0.86% in 2004 and 1.00% in 2003. The net effect of the above changes resulted in a 13 basis point increase in net interest margin for 2005.

         As mentioned before under the heading "Earnings Analysis", there were declines in the prime lending rate during 2003, finally followed by increases in 2004 and 2005, as a result of action by the Federal Open Market Committee of the Federal Reserve, which affected interest-bearing assets and interest-bearing liabilities.

         Yield on average loans was 7.36% in 2005, increasing from 6.64% in 2004 and 6.75% in 2003. Interest on average taxable securities was 3.60% in 2005, increasing from 2.92% in 2004, but the same as 3.60% in 2003. Interest on average nontaxable securities was 3.39% in 2005, decreasing from 3.44% in 2004 and 3.77% in 2003. Interest on average federal funds sold was 3.12% in 2005, an increase from 1.09% in 2004 and 2003. Interest on average total interest earning assets was 6.43% in 2005, 5.75% in 2004 and 6.03% in 2003. On the expense side, interest on average interest bearing demand deposits was 0.29% in 2005, an increase from 0.20% in 2004 and 2003 . Interest on average money market accounts was 1.71% in 2005, increasing from 0.87% in 2004, and 0.86% in 2003. Interest on average savings accounts was 0.31% in 2005, an increase from 0.27% in 2004, but decreasing from 0.33% in 2003. Interest on average time deposits was 2.58% in 2005, an increase from 1.61% in 2004 and 1.99% in 2003. Interest on average federal funds purchased and other borrowings was 3.03% in 2005, an increase from 2.26% in 2004 and 1.15% in 2003. Interest on average total interest bearing liabilities was 1.56% in 2005, an increase from 0.86% in 2004 and 1.00% in 2003.

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

         Real estate loans outstanding increased by $47,380,000 in 2005 compared to 2004. They increased by $40,845,000 in 2004 compared to 2003. The proportion of the Allowance for Loan Losses attributable to real estate loans was $3,373,000 in 2005 compared to $1,589,000 in 2004 and $1,428,000 in 2003. As a percentage of total loans, the amount allocated to these loans was 78.5% in 2005,73.9% in 2004, and 67.5% in 2003.

         The allowance for loan losses totaled $4,547,000, $3,334,000 and $3,284,000 at December 31, 2005, 2004 and 2003, respectively. This represented 1.18%, 0.97% and 1.04% of outstanding loans on those respective dates. The balances reflect an amount that, in management's judgment, is adequate to provide for probable loan losses based on the considerations listed above. During 2005, the provision for loan losses was $600,000, while write-offs were $110,000. In 2004, the provision for loan losses was $480,000, while write-offs totaled $431,000. In 2003, the provision was $780,000, and total write-offs were $896,000.


TABLE 3                                              Allocation of the Allowance for Loan Losses
                                                                     (In thousands)

                             2005                   2004                   2003                   2002                   2001
                           Percent                Percent                Percent                Percent                Percent
                           in each                in each                in each                in each                In each
                           category               category               category               Category               category
                           to total               to total               to total               to total               To total
                 Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans
                --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Real Estate     $  3,373       78.5%   $  1,589       73.9%   $  1,428       67.5%   $  2,008       72.9%   $  1,912       74.1%
Construction         365        6.8%        618        8.4%      1,087       15.3%        989       11.4%        504       11.6%
Commercial           611       13.8%        340       17.0%        158       16.4%        221       14.7%        387       13.4%
Consumer              25        0.9%         19        0.7%         22        0.8%         43        1.0%        226        0.9%
Unfunded
  commitments        173         --         201         --         129         --         135         --         514         --
Unallocated           --         --         567         --         460         --          --         --          --         --
                --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total           $  4,547      100.0%   $  3,334      100.0%   $  3,284      100.0%   $  3,396      100.0%   $  3,543      100.0%
                ========   ========    ========   ========    ========   ========    ========   ========    ========   ========

         Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2005. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

         Charge-offs between 2001 and 2002 were very low. However, there were partial charge-offs for two loans secured by office buildings for $200,000 and $539,000 respectively in 2003, which, when taken into consideration in the evaluation of the adequacy of the allowance for loan losses, resulted in an increase in the provision for probable loan losses to $780,000 in 2003.


TABLE 4                                                      Allowance for Loan
                                                                   Losses
                                                             Historical Analysis
                                       --------------------------------------------------------------
                                                              (In thousands)

                                                      For the year ended December 31
                                          2005         2004         2003         2002         2001
                                       ----------   ----------   ----------   ----------   ----------
Balance at Beginning of Period         $    3,334   $    3,284   $    3,396   $    3,543   $    3,332
Provision for Loan Losses                     600          480          780          150          300

Charge-offs:
Real Estate                                   (70)        (383)        (739)         (59)          --
Commercial                                    (34)         (31)        (110)        (216)         (22)
Consumer                                       (6)         (17)         (47)         (30)         (72)
                                       ----------   ----------   ----------   ----------   ----------
   Total                                     (110)        (431)        (896)        (305)         (94)

Recoveries:
Commercial                                     22           --            2            2           --
Consumer                                        1            1            2            6            5
                                       ----------   ----------   ----------   ----------   ----------
   Total                                       23            1            4            8            5
Net charge-offs                               (87)        (430)        (892)        (297)         (89)
Allowance acquired in business
 combination                                  700
Balance at End of Period               $    4,547   $    3,334   $    3,284   $    3,396   $    3,543


Percentages
Allowance for Loan Losses/Total Loans        1.18%        0.97%        1.04%        1.18%        1.21%
Net charge-offs/Real Estate Loans            0.27%        1.32%        1.52%        0.18%          --
Net charge-offs//Commercial Loans            0.02%        0.05%        0.21%        0.50%        0.06%
Net charge-offs/Consumer Loans               0.15%        0.62%        1.76%        0.81%        2.58%
Net charge-offs/Total Loans                  0.02%        0.12%        0.28%        0.10%        0.03%
Allowance for Loan
Losses/Non-performing Loans             26,747.06%      119.16%       36.15%      157.15%      180.86%

Non-performing Assets
---------------------

         Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. For the year ended December 31, 2005, had non-accrual loans performed as agreed, approximately $2,000 in interest would have been accrued.

         At December 31, 2005, nonaccrual loans totaled only $17,000. At December 31, 2004, nonaccrual loans totaled $2,798,000, of which a loan secured by an office building located in the Silicon Valley community of Mountain View, represented $2,679,000. During 2005, this loan was foreclosed and is currently classified as Other Real Estate Owned, with a balance of $2,600,000.

         Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were less than 0.01% of total loans at December 31, 2005, compared to 0.8% of total loans at the end of 2004. Nonperforming loans were 2.9% of total loans at the end of 2003. Management believes the current list of past due loans are collectible and does not anticipate significant losses. There were no foreclosed assets as of the periods indicated.

TABLE 5                            Analysis of Nonperforming Assets
                         ----------------------------------------------------
                                             (In thousands)

                                       Year ended December 31,
                         ----------------------------------------------------
                           2005       2004       2003       2002       2001
                         --------   --------   --------   --------   --------
Accruing loans 90 days
or more                  $     --   $     --   $     --   $     --   $     --
Nonaccrual loans               17      2,798      9,085      2,161      1,959
                         --------   --------   --------   --------   --------
Total                    $     17   $  2,798   $  9,085   $  2,161   $  1,959
                         ========   ========   ========   ========   ========

There was no commitment to lend additional funds to any customer whose loan was classified nonperforming at December 31, 2005, 2004 and 2003.

Noninterest Income
------------------

         The following table sets forth the principal components of noninterest income:


TABLE 6                                               Noninterest Income
                                               ------------------------------
                                                   (Dollars in thousands)

                                                   Years Ended December 31,
                                               ------------------------------
                                                 2005       2004       2003
                                               --------   --------   --------
Service charges                                $  2,305   $  2,500   $  2,662
Credit card fees                                    856        886        946
Gain (loss) on write-down and sales of
investment securities                              (101)       (31)       165
Other income                                        781        432        248
                                               --------   --------   --------
   Total noninterest income                    $  3,841   $  3,787   $  4,021
                                               ========   ========   ========

Noninterest income for the year ended December 31, 2005 was $3,841,000 compared to $3,787,000 for 2004 and $4,021,000 for 2003. Service charges and credit card fees represented the major portion of noninterest income. In October of 2002, service charges per incident, in general, were increased, including charges for insufficient funds. Since the increase, fewer waivers have been allowed. The increase in these charges discouraged those customers in the habit of using insufficient funds, and other service charge originating activities also declined. In 2005 and 2004, the Bank recognized impairment charges of $116,000 and $27,000, respectively, representing the other than temporary impaired value of one security investment. The principal source of Other Income was Tax Free Income on Officers' Life Insurance, which was $310,000, $269,000 and $148,000 in the years 2005, 2004 and 2003, which reflected an increased investment in this insurance.

Noninterest Expenses
--------------------

The following table sets forth the various components of noninterest expense:

TABLE 7                                 Noninterest Expenses
                                  -------------------------------
                                      (Dollars in thousands)

                                      Years Ended December 31,
                                  -------------------------------
                                    2005        2004       2003
                                  --------    --------   --------

Salaries and employee
benefits                          $ 11,344    $ 10,521   $ 10,576
Occupancy expense                    1,444       1,288      1,240
Equipment expense                    1,624       1,662      1,582
Advertising expense                    710         472        218
Data processing expense                416         344        394
Professional fees                      952       1,086        914
Director expense                       180         180        152
Surety insurance                       555         479        493
Telephone, postage,
supplies                               939       1,103        898
Bankcard expenses                      802         803        818
Other                                1,317         617        633
                                  --------    --------   --------
   Total noninterest
    expense                       $ 20,283    $ 18,555   $ 17,918
                                  ========    ========   ========

         Noninterest expenses for the year ended December 31, 2005 were $20,283,000, an increase of $1,728,000 or 9.3% compared to 2004. For 2004, they were $18,555,000, an increase of $637,000 or 3.6% over 2003. In 2005, Salaries and employee benefits were $11,344,000 in 2005 compared to $10,521,000 in 2004. The principal single item causing the increase was related to the acquisition of two branches in San Francisco, which represented $318,000, and the remainder was related to merit increases and promotional rewards. 2004 compared to 2003 showed no significant change. Occupancy expense increased by $156,000 in 2005 over 2004. The addition of the two former Sequoia branches accounted for $210,000, with some reductions, including the discontinuation of the Flower Mart facility in San Francisco. Advertising expense continued to increase from $218,000 in 2003 to $710,000. In 2005, newspaper and community advertising represented $280,000; in 2004 $103,000, and in 2003 it was $30,000. Contributions, public relations/fund raising, marketing materials and giveaway items were $381,000 in 2005; $291,000 in 2004, and $112,000 in 2003. All other expense was $1,317,000 in 2005, $617,000 in 2004 and $633,000 in 2003. Of the $700,000 increase in other expense during 2005, $339,000 was from acquisition related expense; $106,000 deposit intangible amortization; $61,000 in Other Real Estate Owned expense; and an impairment write-down of an equity security for $75,000. The remainder is in numerous smaller accounts. 2004 and 2003 did not change materially year over year.

Balance Sheet Analysis
----------------------

         Total assets of the Company were $569,141,000 at December 31, 2005, an increase of 16.1% over 2004. Total assets were $490,054,000 at December 31, 2004, an increase of 14.1% over 2003. Assets averaged $529.7 million in 2005, compared to $461.1 million in 2004 and $414.4 million in 2003. Average earning assets increased from $379.3 million in 2003 to $418.3 million in 2004 and $477.8 million in 2005. Average earning assets represented 91.5% of total average assets in 2003, 90.7% in 2004, and 90.2% in 2005. Interest-bearing liabilities averaged $264.9 million in 2003, $295.1 million in 2004, and $353.9 million in 2005.

Loans
-----

         The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2005 increased by $40.4 million or 11.7% compared to December 31, 2004, while loans outstanding December 31, 2004 increased by $28.0 million or 8.9% compared to December 31, 2003.

         Real Estate loans increased by $47.4 million or 18.5% in 2005 compared to 2004, and Real Estate loans increased by $40.8 million or 19.0% in 2004 compared to 2003. Construction loans decreased by $2.8 million or 9.5% in 2005 compared to 2004, and decreased by $19.6 million or 40.3% in 2004 compared to 2003. Commercial loans decreased by $5.8 million or 9.8% in 2005 compared to 2004, and increased by $6.6 million or 12.6% in 2004 compared to 2003. Consumer loans represent a nominal portion of total loans. They increased $0.8 million or 32.1% in 2005 compared to 2004, and increased by $0.04 million or 1.5% in 2004 compared to 2003.

         Table 8 presents a detailed analysis of loans outstanding at December 31, 2001 through December 31, 2005.


TABLE 8                                        Loan Portfolio
                        --------------------------------------------------------------
                                                (in thousands)

                                                  December 31,
                        --------------------------------------------------------------
                           2005         2004         2003         2002         2001
                        ----------   ----------   ----------   ----------   ----------
Real Estate loans       $  302,813   $  255,433   $  214,588   $  211,473   $  217,650
Construction loans          26,243       28,997       48,610       32,947       34,016
Commercial loans            53,070       58,849       52,248       42,549       39,195
Consumer loans               3,420        2,589        2,551        2,956        2,600
                        ----------   ----------   ----------   ----------   ----------
   Sub total               385,546      345,868      317,997      289,925      293,461
Net deferred
loan fees                     (948)      (1,628)      (1,784)      (1,640)      (1,851)
                        ----------   ----------   ----------   ----------   ----------
   Total                $  384,598   $  344,240   $  316,213   $  288,285   $  291,610
                        ==========   ==========   ==========   ==========   ==========

         The following table shows the Bank's loan maturities and sensitivities to changes in interest rates as of December 31, 2005.

                                                  Maturing
                                      Maturing    After One     Maturing
                                     Within One   But Within     After
                                        Year      Five Years   Five Years      Total
                                     ----------   ----------   ----------   ----------
Real Estate loans                    $  246,114   $   23,888   $   32,811   $  302,813
Construction loans                       21,329        2,070        2,844       26,243
Commercial loans                         43,133        4,187        5,750       53,070
Consumer loans                            2,780          270          370        3,420
                                     ----------   ----------   ----------   ----------
   Sub total                            313,356       30,415       41,775      385,546
Net deferred loan fees                     (770)         (75)        (103)        (948)
                                     ----------   ----------   ----------   ----------
   Total                             $  312,586   $   30,340   $   41,672   $  384,598
                                     ==========   ==========   ==========   ==========
With predetermined
interest rates                       $   59,070   $    5,733   $    7,875   $   72,678
With floating interest
rates                                $  253,516   $   24,607   $   33,797   $  311,920
                                     ----------   ----------   ----------   ----------
   Total                             $  312,586   $   30,340   $   41,672   $  384,598
                                     ==========   ==========   ==========   ==========

Investment Portfolio
--------------------

         Investments at December 31, 2005 were $113,463,000, an increase of $10,640,000 or 10.3% over 2004. Investments at December 31, 2004 were $102,823,000, an increase of $39,131,000 or 61.4% over 2003. The increase in investments in 2005 was funded by increases in total deposits.

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

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2005:




                                         After                After
                                          One                 Five
                     Due                 Year                 Years                 Due
                   In One               Through              Through               After                        Maturity
                    Year                 Five                  Ten                  Ten                Fair       In       Average
                   Or Less    Yield      Years     Yield      Years    Yield       Years   Yield       Value     Years      Yield
                  --------   ------    --------   ------    --------   ------    --------  ------    --------   --------   --------
                                                             (Dollars in thousands)
U. S. Government
Agencies          $ 29,641     4.42%   $ 18,719     4.02%   $     --       --    $  1,766    5.49%   $ 50,126       2.55       4.30%
States &
Political
Subdivisions         7,422     2.94%     23,403     3.51%     24,423     3.63%        780    3.76%     56,028       4.52       3.49%
Corporate Debt       4,853     3.64%      1,011     2.96%         --       --          --      --       5,864       0.82       3.52%
Other Securities        --       --          --       --       1,445     7.66%         --      --       1,445       9.83       7.66%
     Total        $ 41,916     4.07%   $ 43,133     3.72%   $ 25,868     3.85%   $  2,546    4.94%   $113,463       3.52       3.91%

The following table shows the securities portfolio mix at December 31, 2005, 2004 and 2003.

                                                     Years Ended December 31,
                                         2005                  2004                 2003
                                       ---------------------------------------------------------------
                                       Amortized    Fair     Amortized   Fair      Amortized    Fair
                                         Cost       Value      Cost      Value       Cost       Value
                                       --------   --------   --------   --------   --------   --------
                                                           (Dollars in thousands)
U. S. Government Agencies              $ 50,571     50,126     54,779     54,697     23,688     23,855
States & Political Subdivisions          56,208     56,028     41,446     42,515     32,340     33,908
Corporate Debt                            5,918      5,864      3,977      3,950      4,003      4,031
Other Securities                          1,445      1,445      1,661      1,661      1,897      1,898
                                       --------   --------   --------   --------   --------   --------
   Total                               $114,142    113,463    101,863    102,823     61,928     63,692
                                       --------   --------   --------   --------   --------   --------

Deposits
--------

         The increase in earning assets in 2005 was funded by the increase in the deposit base. During 2005, average deposits were $467,121,000, an increase of $67,537,000 or 16.9% over 2004. In 2004, average deposits were $399,584,000 an increase of $42,244,000 or 11.8% over 2003.. In 2005, average interest-bearing deposits were $350,790,000, an increase of $58,964,000 or 20.2% over 2004. In 2004, average interest-bearing deposits were $291,826,000, an increase of $27,095,000 or 10.2% compared to 2003.

         The series of declines in the prime rate during 2003 without any increases in the same period resulted in decreased costs of all types of interest-bearing deposits in that period. The prime lending rate rose from 4% at the beginning of 2004 to 7.25% at the end of 2005. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.3% in 2005, and 0.2% in 2004 and 2003. Money market deposit costs averaged 1.7% in 2005, and 0.9% in 2004 and 2003. Savings rates averaged 0.3% in 2005, 2004 and 2003. Finally, average interest on time certificates of deposit of $100,000 or more was 2.7% in 2005, 1.5% in 2004 and 1.7% in 2003. On certificates under $100,000, average rates were 2.5% in 2005, 1.7% in 2004 and 2.2% in 2003.

         The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:



                                         Average Deposits and Average Rates paid for the period ending December 31,
                                        2005                                2004                                 2003
                        ---------------------------------    ---------------------------------    ---------------------------------
                                                   % of                                 % of                                % of
                          Average     Average      Total      Average      Average      Total      Average      Average     Total
                          Balance      Rate      Deposits     Balance       Rate      Deposits     Balance       Rate      Deposits
                        ---------------------------------    ---------------------------------    ---------------------------------
(in thousands)

Deposits:
Interest-bearing
 demand                 $   57,478        0.3%       12.3%   $   56,561        0.2%       14.1%   $   51,981        0.2%       14.6%
Money market               110,488        1.7%       23.7        86,598        0.9%       21.7        66,189        0.9%       18.5
Savings                     58,820        0.3%       12.6        60,040        0.3%       15.0        56,281        0.3%       15.7
Time deposits $100,000
 or more                    59,447        2.7%       12.7        38,764        1.5%        9.7        38,593        1.7%       10.8
Time deposits under
 $100,000                   64,557        2.5%       13.8        49,863        1.7%       12.5        51,687        2.2%       14.5
                        ---------------------------------    ---------------------------------    ---------------------------------
Total interest
 bearing deposits       $  350,790        1.6%       75.1    $  291,826        0.8%       73.0       264,731        1.6%       74.1
Demand deposits            116,331        0.0%       24.9       107,758        0.0%       27.0        92,609        0.0%       25.9
                        ---------------------------------    ---------------------------------    ---------------------------------
Total deposits          $  467,121        1.2%      100.0%   $  399,584        0.6%      100.0%   $  357,340        1.2%      100.0%
                        =================================    =================================    =================================

         The following table indicates the maturity schedule of time deposits of $100,000 or more:

       Analysis of Time Deposits of $100,000 or more at December 31, 2005
                                 (in thousands)

               Total                   Over         Over
              Deposits    Three       Three        Six To      Over
              $100,000    Months      To Six       Twelve     Twelve
              or More    Or Less      Months       Months     Months
            ----------  ---------   ---------    ----------  --------
            $   77,572  $  28,506   $  27,375    $   14,871  $  6,820


Capital
-------

         At December 31, 2005, shareholders' equity of the Company was $55,243,000, an increase of $2,614,000 or 5.0%; at December 31, 2004 shareholders' equity was $52,629,000, an increase of $642,000 or 1.2% over 2003. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,542,000 in 2005, $1,526,000 in 2004, and $1,475,000 in 2003.

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

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2005, 2004 and 2003 for the Bank.

                                                            Minimum "Well
     Risk-Based                                              Capitalized"
     Capital Ratios        2005      2004     2003           Requirements
     --------------    ---------------------------
     Tier 1 Capital       10.64%    12.69%   13.29%      >      6.00%
                                                         -

     Total Capital        11.56%    13.50%   14.15%      >     10.00%
                                                         -

     Leverage Ratios       9.47%    10.71%   12.06%      >      5.00%
                                                         -

Liquidity
---------

         The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, Federal Funds sold, and Securities Available-for-Sale . The Company's policy is to maintain a liquidity ratio of 20% or greater of total assets. As of December 31, 2005, the Company's primary liquidity was 26.14% compared to 24.47% in 2004 and 21.97% in 2003. The ratio increased due to increases in Total Liquid Assets, which were $148,761,000 in 2005, $119,907,000 in 2004 and $94,336,000 in 2003. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

         Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company's average core deposits funded 64.8% of average total assets of $529,741,000 for the year ended December 31, 2005; funded 67.4% of average total assets of $461,091,000 for the year ended December 31, 2004, and funded 64.4% of average total assets of $414,409,000 for the year ended December 31, 2003.

         As of December 31, 2005, the Company had contractual obligations and other commercial commitments totaling approximately $99,204,000. The following table sets forth the Company's contractual obligations and other commercial commitments as of December 31, 2005. These obligations and commitments will be funded primarily by loan repayments and the Company's liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

                                               Payments Due by Period
  (In thousands)

Contractual                               1 year      Over 1 to    Over 3 to      Over
Obligations                     Total     or less      3 years      5 years      5 years
                            ----------   ----------   ----------   ----------   ----------
Operating Leases            $    1,503   $      491   $      849   $      163   $       --

Time deposits                  140,833      120,412       20,141

Other Long-Term
Obligations                         --           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------
Total Contractual
Cash Obligations            $  142,336   $  120,903   $   20,990   $      163   $       --
                            ==========   ==========   ==========   ==========   ==========

                                                Amount of Commitment
                                               Expirations Per Period
(In thousands)
                               Total
Other Commercial              Amounts    1 year       Over 1 to    Over 3 to      Over
Commitments                 Committed    or less       3 years      5 years      5 years
                            ----------   ----------   ----------   ----------   ----------



Lines of Credit             $   53,326   $   41,672   $    1,864   $    7,332   $    2,458

Standby Letters of
Credit                           7,768        7,768           --           --           --

Guarantees                          --           --           --           --           --

Other Commercial
Commitments                     36,607       25,422       11,185           --           --

                            ----------   ----------   ----------   ----------   ----------
Total Commercial
Commitments                 $   97,701   $   74,862   $   13,049   $    7,332   $    2,458
                            ==========   ==========   ==========   ==========   ==========

         The largest component of the Company's earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate went from 4.25% at the beginning of 2003 to 5.25% at the end of 2004, and 7.25% at the end of 2005. The Company's management is responsible for minimizing the Bank's exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance. Ongoing management of the Company's interest rate sensitivity limits interest rate risk by controlling the mix and maturity of assets and liabilities. Management regularly reviews the Company's position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility. Management believes the Company's liquidity sources at December 31, 2005 are adequate to meet its operating needs in 2006 and into the foreseeable future.

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

                                     Return on Equity and Assets
                                     (Key financial ratios are
                                    computed on average balances)

                                        Year Ended December 31,
                                  2005           2004          2003
                               -----------    ----------    -----------
    Return on average
    assets                         1.08%          1.02%          1.00%

    Return on average
    equity                        10.75%          8.94%          8.00%

    Dividend payout
    ratio                         26.92%         32.54%         35.63%

    Average equity to
    assets ratio                  10.06%         11.37%         12.49%

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

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2005. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.


                                                              RATE SENSITIVE GAP ANALYSIS

                                                               As of December 31, 2005
                                     ------------------------------------------------------------------

                                                               Maturing or repricing
                                       ------------------------------------------------------------------
                                        Three       Over Three      Over One       Over           Not
                                        Months      To Twelve     Year Through     Five          Rate-
                                       Or Less        Months       Five Years      Years       Sensitive        Total
                                      ----------    ----------     ----------    ----------    ----------    ----------
(Dollars in thousands)
Interest earning assets:
Federal funds sold                    $   16,230    $       --     $       --    $       --    $       --    $   16,230
Securities                                 6,257        35,659         43,132        28,415            --       113,463
Loans                                    289,090        23,304         30,413        41,774            17       384,598
                                      ----------    ----------     ----------    ----------    ----------    ----------
 Total interest earning assets           311,577        58,963         73,545        70,189            17       514,291
                                      ----------    ----------     ----------    ----------    ----------    ----------
Cash and due from banks                       --            --             --            --        19,068        19,068
Allowance for loan losses                     --            --             --            --        (4,547)       (4,547)
Other assets                                  --            --             --            --        40,329        40,329
                                      ----------    ----------     ----------    ----------    ----------    ----------
  Total assets                        $  311,577    $   58,963     $   73,545    $   70,189    $   54,867    $  569,141
                                      ==========    ==========     ==========    ==========    ==========    ==========

Interest bearing liabilities:
Demand, interest bearing              $   62,581    $       --     $       --    $       --    $       --    $   62,581
Savings and money market                 180,489            --             --            --            --       180,489
Time deposits                             48,106        72,306         20,421            --            --       140,833
                                      ----------    ----------     ----------    ----------    ----------    ----------
 Total interest bearing liabilities      291,176        72,306         20,421            --            --       383,903
                                      ----------    ----------     ----------    ----------    ----------    ----------
Noninterest demand deposits                   --            --             --            --       123,641       123,641
Federal funds purchased                       --            --             --            --            --            --
Other liabilities                             --            --             --            --         6,354         6,354
Stockholders' equity                          --            --             --            --        55,243        55,243
                                      ----------    ----------     ----------    ----------    ----------    ----------
  Total liabilities and
     Stockholders' equity             $  291,176    $   72,306     $   20,421    $       --    $  185,238    $  569,141
                                      ==========    ==========     ==========    ==========    ==========    ==========
Interest rate sensitivity GAP         $   20,401    ($  13,343)    $   53,124    $   70,189    ($ 130,371)   $       --
                                      ==========    ==========     ==========    ==========    ==========    ==========
Cumulative interest rate
  sensitivity GAP                     $   20,401    $    7,058     $   60,182    $  130,371    $       --    $       --

Cumulative interest rate
   sensitivity GAP ratio                    6.55%         1.90%         13.55%        25.35%           --            --

         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is the Company's net portfolio at December 31, 2005, using current discount rates, and an estimate of net interest income for 2005 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2005 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2005 and net interest income for 2005 assuming fluctuations or "rate shocks" of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

                                            Market Risk in Securities
(Amount in thousands)                           Interest Rate Shock
                                               At December 31, 2005
Available for Sale
securities
                               Rates Decline                            Rates Increase
                         ------------------------                  ------------------------
Rate change                  (2%)          (1%)        Current         +1%         +2%

Unrealized gain (loss)   $    1,948    $      634    $     (679)   $   (2,764)   $   (4,848)

Change from current      $    2,627    $    1,313                  $   (3,443)   $   (5,527)


                                        Market Risk on Net Interest Income
(Amounts in thousands)                         At December 31, 2005

                               Rates Decline                            Rates Increase
                         ------------------------                  ------------------------
Rate change                  (2%)          (1%)        Current         +1%         +2%
Net interest income      $   21,682    $   23,444    $   25,199    $   26,715    $   28,231

Change from current      $   (3,517)   $   (1,755)                 $    1,516    $    3,032

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                               Page
                                                                            ----

Report of Independent Registered Public Accounting Firms..................   50

Consolidated Balance Sheets, December 31, 2005 and 2004...................   52

Consolidated Statements of Earnings for the years ended
December 31, 2005, 2004 and 2003..........................................   53

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the years ended December 31, 2005, 2004 and 2003...............   54

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003..........................................   55

Notes to Consolidated Financial Statements................................   56

[GRAPHIC LOGO OMITTED]
MOSS-ADAMS LLP
-------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors
FNB Bancorp

We have audited the accompanying consolidated balance sheet of FNB Bancorp and subsidiary (the "Company") as of December 31, 2005 and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Moss Adams LLP
---------------------------
Stockton, California
March 28, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FNB Bancorp:


We have audited the accompanying consolidated balance sheet of FNB Bancorp and subsidiary (the Company) as of December 31, 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ending December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ending December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/ KPMG LLP
---------------------------
San Francisco, California
March 3, 2005

                           FNB BANCORP AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2005 and 2004


                         Assets                                      2005            2004
                                                                 ------------    ------------
Cash and due from banks                                            19,068,000      17,084,000
Federal funds sold                                                 16,230,000              --
                                                                 ------------    ------------
                    Cash and cash equivalents                      35,298,000      17,084,000
Securities available-for-sale                                     113,463,000     102,823,000
Loans, net                                                        380,051,000     340,906,000
Bank premises, equipment, and leasehold improvements               12,028,000      11,614,000
Other real estate owned                                             2,600,000              --
Goodwill                                                            1,841,000              --
Accrued interest receivable and other assets                       23,860,000      17,627,000
                                                                 ------------    ------------
     Total Assets                                                 569,141,000     490,054,000
                                                                 ============    ============
              Liabilities and stockholders' equity
Deposits:
     Demand, noninterest bearing                                  123,641,000     109,758,000
     Demand, interest bearing                                      62,581,000      51,818,000
     Savings                                                      180,489,000     160,062,000
     Time                                                         140,833,000      91,615,000
                                                                 ------------    ------------
                    Total deposits                                507,544,000     413,253,000
Federal funds purchased                                                    --      19,172,000
Accrued expenses and other liabilities                              6,354,000       5,000,000
                                                                 ------------    ------------
                    Total liabilities                             513,898,000     437,425,000
                                                                 ------------    ------------
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,700,000 and 2,586,000 shares
        on December 31, 2005 and 2004, respectively                34,793,000      31,365,000
     Additional paid-in capital                                        19,000           9,000
     Retained earnings                                             20,832,000      20,689,000
     Accumulated other comprehensive income                          (401,000)        566,000
                                                                 ------------    ------------
                    Total stockholders' equity                     55,243,000      52,629,000
                                                                 ------------    ------------
     Total liabilities and stockholders' equity                   569,141,000     490,054,000
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years ended December 31, 2005, 2004 and 2003

                                                                       2005            2004            2003
                                                                   ------------    ------------    ------------
Interest income:
     Interest and fees on loans                                    $ 26,754,000      21,226,000      19,990,000
     Interest and dividends on securities                             2,173,000       1,418,000       1,446,000
     Interest on tax-exempt securities                                1,512,000       1,250,000       1,358,000
     Federal funds sold                                                 293,000         152,000          73,000
                                                                   ------------    ------------    ------------
                    Total interest income                            30,732,000      24,046,000      22,867,000
Interest expense:
     Interest on deposits                                             5,440,000       2,460,000       2,656,000
     Interest expense on other borrowings                                93,000          73,000           2,000
                                                                   ------------    ------------    ------------
                    Total interest expense                            5,533,000       2,533,000       2,658,000
                                                                   ------------    ------------    ------------
                    Net interest income                              25,199,000      21,513,000      20,209,000
Provision for loan losses                                               600,000         480,000         780,000
                                                                   ------------    ------------    ------------
                    Net interest income after provision
                         for loan losses                             24,599,000      21,033,000      19,429,000
                                                                   ------------    ------------    ------------
Noninterest income:
     Service charges                                                  2,305,000       2,500,000       2,662,000
     Credit card fees                                                   856,000         886,000         946,000
     Gain (loss) on impairment and sale of investment securities       (101,000)        (31,000)        165,000
     Other                                                              781,000         432,000         253,000
                                                                   ------------    ------------    ------------
                    Total noninterest income                          3,841,000       3,787,000       4,026,000
                                                                   ------------    ------------    ------------
Noninterest expense:
     Salaries and employee benefits                                  11,344,000      10,521,000      10,576,000
     Occupancy expense                                                1,444,000       1,288,000       1,240,000
     Equipment expense                                                1,624,000       1,662,000       1,582,000
     Advertising expense                                                710,000         472,000         218,000
     Data processing expense                                            416,000         344,000         394,000
     Professional fees                                                  952,000       1,086,000         914,000
     Director expense                                                   180,000         180,000         152,000
     Surety insurance                                                   555,000         479,000         493,000
     Telephone, postage, supplies                                       939,000       1,103,000         898,000
     Bankcard expenses                                                  802,000         803,000         818,000
     Other                                                            1,317,000         617,000         633,000
                                                                   ------------    ------------    ------------
                    Total noninterest expense                        20,283,000      18,555,000      17,918,000
                                                                   ------------    ------------    ------------
                    Earnings before income tax expense                8,157,000       6,265,000       5,537,000
Income tax expense                                                    2,429,000       1,577,000       1,396,000
                                                                   ------------    ------------    ------------
                    Net earnings                                   $  5,728,000       4,688,000       4,141,000
                                                                   ============    ============    ============
Earnings per share data:
     Basic                                                         $       2.12    $       1.71    $       1.48
     Diluted                                                       $       2.08    $       1.67    $       1.47
Weighted average shares outstanding:
     Basic weighted average shares outstanding                        2,699,000       2,748,000       2,797,000
     Diluted weighted average shares outstanding                      2,758,000       2,799,000       2,824,000

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2005, 2004 and 2003

                                                                                          Accumulated
                                     Common stock            Additional                     other
                              ---------------------------     paid-in       Retained     comprehensive  Comprehensive
                                 Shares         Amount        capital       earnings        income         income          Total
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2002     2,437,000   $ 26,492,000             --    22,907,000      1,804,000                    51,203,000
Net earnings                            --             --             --     4,141,000             --      4,141,000      4,141,000
Other comprehensive income:
   Unrealized gain on
      securities, net of
      tax benefit of $121,000           --             --             --            --       (764,000)      (764,000)      (764,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  3,377,000
                                                                                                        ============
Cash dividends of $0.12
   per share, quarterly                 --             --             --    (1,166,000)            --             --     (1,166,000)
Special cash dividend of
   $0.12 per share                                                            (302,000)                                    (302,000)
Stock dividend of 5%               120,000      3,532,000                   (3,532,000)                                          --
Cash on fractional shares
   Related to stock dividend                                                    (7,000)                                      (7,000)
Stock-based compensation
   Expense                              --             --          3,000            --             --                         3,000
Stock repurchased and
retired                            (41,000)    (1,177,000)            --            --             --                    (1,177,000)
Stock options exercised              3,000         56,000             --            --             --                        56,000
                              ------------   ------------   ------------  ------------   ------------                  ------------
Balance at December 31, 2003     2,519,000     28,903,000          3,000    22,041,000      1,040,000                    51,987,000
Net earnings                            --             --             --     4,688,000             --      4,688,000      4,688,000
Other comprehensive income:
   Unrealized loss on
      securities, net of
      tax benefit of $330,000           --             --             --            --       (474,000)      (474,000)      (474,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  4,214,000
                                                                                                        ============
Cash dividends of $0.12
   per share, quarterly                 --             --             --    (1,210,000)            --                    (1,210,000)
Special cash dividend of
   $0.12 per share                                     --             --      (316,000)            --                      (316,000)
Stock dividend of 5%               124,000      4,514,000                   (4,514,000)                                          --
Stock-based compensation
   expense                              --             --          6,000            --             --                         6,000
Stock repurchased and retired      (69,000)    (2,324,000)            --            --             --                    (2,324,000)
Stock options exercised             12,000        272,000             --            --             --                       272,000
                              ------------   ------------   ------------  ------------   ------------                  ------------
Balance at December 31, 2004     2,586,000     31,365,000          9,000    20,689,000        566,000                    52,629,000
Net earnings                            --             --             --     5,728,000             --      5,728,000      5,728,000
Other comprehensive income:
   Unrealized loss on
      securities, net of
      tax benefit of $671,000           --             --             --            --       (967,000)      (967,000)      (967,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  4,761,000
                                                                                                        ============
Cash dividends of $0.15 per
   share share, quarterly               --             --             --    (1,535,000)            --                    (1,535,000)
Stock dividend of 5%               128,000      4,043,000                   (4,043,000)                                          --
Cash on fractional shares
   related to stock dividend
Stock-based compensation                                                        (7,000)                                      (7,000)
   expense                              --             --         10,000            --             --                        10,000
Stock repurchased and retired      (21,000)      (765,000)            --            --             --                      (765,000)
Stock options exercised              7,000        150,000             --            --             --                       150,000
                              ------------   ------------   ------------  ------------   ------------                  ------------
Balance at December 31, 2005     2,700,000   $ 34,793,000         19,000    20,832,000       (401,000)                   55,243,000
                              ============   ============   ============  ============   ============                  ============

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        December 31, 2005, 2004 and 2003

                                                                            2005            2004            2003
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                                         $  5,728,000       4,688,000       4,141,000
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
         Depreciation, amortization and accretion, net                     1,594,000       1,790,000       1,971,000
         (Gain) loss on sale of investment securities                        101,000          31,000        (165,000)
         Securities write-down                                               116,000              --              --
         Stock-based compensation expense                                     10,000           6,000           3,000
         (Gain)loss on sale of bank premises, equipment,
            and leasehold improvements                                            --              --           5,000
         Provision for loan losses                                           600,000         480,000         780,000
         Deferred taxes                                                     (181,000)         74,000        (862,000)
         Changes in assets and liabilities:
            Accrued interest receivable and other assets                  (5,149,000)     (6,422,000)     (1,776,000)
            Accrued expenses and other liabilities                         1,720,000       2,083,000         834,000
                                                                        ------------    ------------    ------------
               Net cash provided by operating activities                   4,539,000       2,730,000       4,931,000
                                                                        ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from matured securities available-for-sale                    31,207,000      34,203,000      30,099,000
   Purchases of securities available-for-sale                            (43,386,000)    (74,689,000)    (28,059,000)
   Proceeds from sale of securities available-for-sale                            --              --       9,080,000
   Net decrease (increase) in loans                                          892,000     (28,457,000)    (28,820,000)
   Proceeds from sales of bank premises, equipment, and
      leasehold improvements                                                 156,000         121,000           7,000
   Purchases of bank premises, equipment, and leasehold
      Improvements                                                        (1,733,000)     (2,101,000)       (927,000)
  Cash and equivalents received in bank acquisition, net of cash paid      9,602,000              --              --
                                                                        ------------    ------------    ------------
               Net cash used in investing activities                      (3,262,000)    (70,923,000)    (18,620,000)
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                            16,215,000      39,392,000      24,392,000
   Net increase (decrease) in time deposits                               22,051,000        (353,000)      2,416,000
   Net increase (decrease) in federal funds purchased                    (19,172,000)     19,172,000              --
   Cash dividends paid                                                    (1,542,000)     (1,526,000)     (1,475,000)
   Repurchases of common stock                                              (765,000)     (2,324,000)     (1,177,000)
   Exercise of stock options                                                 150,000         272,000          56,000
   Payments on capital note payable                                               --              --         (78,000)
                                                                        ------------    ------------    ------------
               Net cash provided by
                  financing activities                                    16,937,000      54,633,000      24,134,000
                                                                        ------------    ------------    ------------
               Net increase (decrease) in cash and cash
                  Equivalents                                             18,214,000     (13,560,000)     10,445,000
Cash and cash equivalents at beginning of year                            17,084,000      30,644,000      20,199,000
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                                $ 35,298,000      17,084,000      30,644,000
                                                                        ============    ============    ============
Additional cash flow information:
   Interest paid                                                        $  4,980,000       2,467,000       2,785,000
   Income taxes paid                                                       2,224,000       1,691,000         872,000
   Noncash - stock dividend                                                4,043,000       4,514,000       3,532,000

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         (b)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $2,358,000 and $1,087,000 at December 31, 2005 and 2004, respectively.

         (c)      Investment Securities

                  Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2005 or 2004. Available-for-sale securities are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders' equity until realized.

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

         (d)      Derivatives

                  All derivatives are recognized as either assets or liabilities in the balance sheet

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                  and measured at fair value. The Company did not hold any derivatives at December 31, 2005 and 2004.

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

                  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                  been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. Net amount written off in 2005 was not considered material (see Allowance for Loan Losses caption on page 34 in the Management Discussion and Analysis section).

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

                        December 31, 2005, 2004 and 2003


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

         (i)      Stock Dividend

                  On October 28, 2005, the Company announced that its Board of Directors has declared a stock dividend of approximately 128,341 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 16, 2005, to shareholders of record on November 30, 2005. The earnings per share data presented have been adjusted for this stock dividend.

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                  All future employee stock option grants and other stock- based compensation will be expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

                  Had compensation cost related to the Company's stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts below, for 2005, 2004, and 2003:

                                                                         2005            2004            2003
                                                                     ------------    ------------    ------------
         Net earnings                              As reported       $  5,728,000       4,688,000       4,141,000
         Add stock-based employee
            compensation expense
            included in reported net
            earnings, net of related
            tax effects                                                    10,000           6,000           3,000
         Deduct total stock-based
            Employee compensation
            expense determined under
            the fair value based
            method for all awards,
            net of related
            tax effects                                                    (6,000)        (10,000)        (10,000)
                                                                     ------------    ------------    ------------
         Net earnings                              Pro forma         $  5,732,000       4,684,000       4,134,000
                                                                     ============    ============    ============

         Basic earnings per share                  As reported       $       2.12            1.71            1.48
                                                   Pro forma         $       2.12            1.70            1.48

         Diluted earnings per share                As reported       $       2.08            1.67            1.47
                                                   Pro forma         $       2.08            1.67            1.46

                  Earnings per share have been computed based on the following:


                                                          Year ended December 31
                                               ------------------------------------------
                                                   2005           2004           2003
                                               ------------   ------------   ------------
         Net earnings                          $  5,728,000      4,688,000      4,141,000
         Weighted average number of
            Shares outstanding                    2,699,000      2,748,000      2,797,000
         Effect of dilutive options                  59,000         51,000         27,000
                                               ------------   ------------   ------------

                     Weighted average
                         number of shares
                         outstanding used to
                         calculate diluted
                         earnings per share       2,758,000      2,799,000      2,824,000
                                               ============   ============   ============

                  All outstanding options were included in the 2005, 2004 and 2003 computations.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004, and 2003


         (l)      Fair Values of Financial Instruments

                  The notes to financial statements include various estimated fair value information as of December 31, 2005 and 2004. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective consideration, which vary widely among different financial institutions and which are subject to change.

         (m)      Income Tax Credits

                  At December 31, 2005, the Bank had a $1,445,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized or realizable. These investments are included in other securities in securities available-for-sale.

         (n)      Reclassifications

                  Certain prior year information has been reclassified to conform to current year presentation.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         (o)      Bank Owned Life Insurance

                  The Corporation purchased insurance on the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of income. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $7,011,000 and $6,773,000 at December 31, 2005 and 2004,
                  respectively.

            (p)   Acquisition

                  On May 2, 2005, the Company announced that its wholly owned subsidiary, First National Bank of Northern California, completed its acquisition of Sequoia National Bank, which had two offices in San Francisco. Sequoia was consolidated with and merged into First National Bank of Northern California effective April 30, 2005. Sequoia had approximately $62,000,000 in total assets on an historical cost basis. A table showing the fair values of the assets acquired follows this note. Under the terms of the Acquisition Agreement, holders of Sequoia shares of common stock and options received approximately $10,450,000 in cash, after adjustments for certain contingencies specified in the Acquisition Agreement. At closing of the transaction $9,350,000 was paid to the former Sequoia National Bank shareholders, and on November 1, 2005, after submission and payment of all such claims and expenses, the escrow was terminated and the approximately $1,100,000, the balance of funds remaining in escrow, was distributed to the former shareholders of Sequoia National Bank in accordance with their interests. Effective April 30, 2005, the former banking offices of Sequoia National Bank began operating as branch offices of First National Bank of Northern California.

                  In accordance with SFAS No. 141 the Bank recorded the assets acquired and liabilities assumed at their fair values at the acquisition date. The total acquisition cost exceeded the fair value of the new assets acquired by $4,781,000. This amount was recognized at acquisition date as intangible assets consisting of Goodwill of $3,235,000, Loan Premium of $271,000 and Core Deposit Intangibles of $1,275,000. Goodwill has been adjusted for tax benefits of $1,394,000, net of deferred income tax liability of $525,000, related to Sequoia National Bank net operating losses that became available to the Company, the Core Deposit Intangibles, and the book reserve for possible loan losses. The tax benefits (Net deferred tax assets) are included in Other Assets, and the Loan Premium included in Net Loans in the table shown below.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by First National Bank of Northern California at the date of the acquisition:

                           Assets:
                             Cash and due from banks                          $  3,218,000
                             Federal funds sold                                 17,365,000
                             Securities available for sale                         627,000
                             Loans, net                                         40,652,000
                             Other assets                                        2,210,000
                             Core deposit intangibles                            1,275,000
                             Goodwill                                            1,841,000
                                                                              ------------
                                    Total Assets                                67,188,000
                                                                              ------------

                           Liabilities:
                             Deposits:
                               Noninterest-bearing                               6,945,000
                               Interest-bearing                                 49,080,000
                                                                              ------------
                                    Total deposits                              56,025,000
                             Accrued interest payable and other liabilities        274,000
                                                                              ------------
                                    Total Liabilities                           56,299,000
                                                                              ------------
                             Net Assets                                       $ 10,889,000
                                                                              ------------

                           The following table summarizes the carrying amount of goodwill:

                           Gross acquisition consideration in excess
                             of identifiable asset values                     $  4,781,000
                           Less allocation to the following:
                             Core deposit premium                                1,275,000
                             Loan premium                                          271,000
                             Deferred tax asset                                  1,394,000
                           Goodwill at December 31, 2005                      $  1,841,000

                  During 2005, Core Deposit Intangible and Loan Premium were amortized $106,000 and $15,000, respectively.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                  In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill will not be expensed over a fixed period of time, but will be tested for impairment at least annually. None of the goodwill is deductible for income tax purposes. Identifiable intangible assets, namely core deposit intangibles and premium on loans, are amortized over their period of benefit. In the fourth quarter of 2005, the annual review of goodwill for impairment was performed, and it was determined that no adjustment was necessary. Additionally, the core deposit intangible and loan premium were evaluated for impairment at the end of each quarter, and no adjustments were determined to be necessary.

                  The following table shows earnings proforma of FNB Bancorp and its subsidiary combined with Sequoia National Bank as if the acquisition had taken place as of January 1, 2004:


(thousands, except per share data)                      Consolidated Statements
                                                             of Earnings
                                                        Year ended December 31
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Interest income                                      $     31,858   $     27,379
Interest expense                                            5,836          3,402
                                                     ------------   ------------
Net interest income                                        26,022         23,977

Provision for loan losses                                     610            480
                                                     ------------   ------------
Net interest income after
    provision for loan losses                              25,412         23,497

Noninterest income                                          3,938          4,136
Noninterest expense                                        21,860         21,310
                                                     ------------   ------------

Earnings before income tax expense                          7,490          6,323
Income tax expense                                          2,232          1,593
                                                     ------------   ------------
Net earnings                                         $      5,258   $      4,730
                                                     ============   ============

Earnings per share data:
Basic                                                $       1.95   $       1.72
Diluted                                              $       1.91   $       1.69

Weighted average shares outstanding:
Basic                                                   2,699,000      2,748,000
Diluted                                                 2,758,000      2,799,000

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


(2)      Restricted Cash Balance

         Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2005 and 2004, the Bank maintained deposits in excess of the FRB reserve requirement.

(3)      Securities Available-for-Sale

         The amortized cost and carrying values of securities available-for-sale are as follows:

                                       Amortized      Unrealized      Unrealized       Carrying
                                          cost          gains           losses          Value
                                      ------------   ------------    ------------    ------------
   December 31, 2005:
      Obligations of U.S.
         Government agencies          $ 50,571,000         65,000        (510,000)     50,126,000
      Obligations of states
         and political subdivisions     56,208,000        384,000        (564,000)     56,028,000
      Corporate debt                     5,918,000          8,000         (62,000)      5,864,000
      Other securities                   1,445,000             --              --       1,445,000
                                      ------------   ------------    ------------    ------------
                                      $114,142,000        457,000      (1,136,000)    113,463,000
                                      ============   ============    ============    ============

   December 31, 2004:
      Obligations of U.S.
         Government agencies          $ 54,779,000         85,000        (167,000)     54,697,000
      Obligations of states
         and political subdivisions     41,446,000      1,099,000         (30,000)     42,515,000
      Corporate debt                     3,977,000             --         (27,000)      3,950,000
      Other securities                   1,661,000             --              --       1,661,000
                                      ------------   ------------    ------------    ------------
                                      $101,863,000      1,184,000        (224,000)    102,823,000
                                      ============   ============    ============    ============


         An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2005 and December
         31, 2004 follows.

                                             Less than 12                       12 Months or
                                                Months                             Longer                             Total
December 31, 2005:                            Unrealized                         Unrealized                         Unrealized
(Dollars in thousands        Fair Value         Losses          Fair Value         Losses          Fair Value         Losses
                           --------------   --------------    --------------   --------------    --------------   --------------
Obligations of U.S.
   government agencies     $   23,184,000         (212,000)       24,676,000         (298,000)       47,860,000         (510,000)
Obligations of states
   and political
   subdivisions                29,456,000         (463,000)        8,082,000         (101,000)       37,538,000         (564,000)
Corporate debt                  4,019,000          (39,000)        1,011,000          (23,000)        5,030,000          (62,000)
Other securities                       --               --                --               --                --               --
                           --------------   --------------    --------------   --------------    --------------   --------------
Total                          56,659,000         (714,000)       33,769,000         (422,000)       90,428,000       (1,136,000)
                           ==============   ==============    ==============   ==============    ==============   ==============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                                           Less than 12                       12 Months or
                                              Months                             Longer                            Total
December 31, 2004:                          Unrealized                         Unrealized                        Unrealized
(Dollars in thousands      Fair Value         Losses          Fair Value         Losses         Fair Value         Losses
                         --------------   --------------    --------------   --------------   --------------   --------------
Obligations of U.S.
   government agencies   $   41,442,000         (167,000)               --               --       41,442,000         (167,000)
Obligations of states
   and political             12,327,000          (30,000)               --               --       12,327,000          (30,000)
Corporate debt                3,977,000          (27,000)               --               --        3,977,000          (27,000)
Other securities                     --               --                --               --               --               --
                         --------------   --------------    --------------   --------------   --------------   --------------
Total                        57,746,000         (224,000)               --               --       57,746,000         (224,000)
                         ==============   ==============    ==============   ==============   ==============   ==============

         A total of 48 securities make up the amount of securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earliest of forecasted recovery or the maturity of the underlying investment security.

         The amortized cost and carrying value of debt securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized       Carrying
                                                       Cost           Value
                                                   ------------   ------------
         Available -for-sale:
            Due in one year or less                $ 42,180,000     41,916,000
            Due after one year though five years     43,419,000     43,133,000
         Due after five years through ten years      26,047,000     25,868,000
         Due after ten years                          2,496,000      2,546,000
                                                   ------------   ------------
                                                   $114,142,000    113,463,000
                                                   ============   ============

         For the years ended December 31, 2005, 2004, and 2003, gross realized gains amounted to $15,000, $4,000, and $238,000, respectively. For the years ended December 31, 2005, 2004, and 2003, gross realized losses amounted to $116,000, $35,000, and $73,000, respectively.

         At December 31, 2005 and 2004, securities with an amortized cost of $57,801,000 and $44,820,000 and fair value of $57,646,000 and
         $45,807,000 , respectively, were pledged as collateral for public deposits and for other purposes required by law.

                             BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         As of December 31, 2005 and 2004, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000 and $702,000, respectively. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

         In 2005, the Bank wrote down $116,000 representing the impaired value of its investment in Federal National Mortgage Corp. securities.

(4)      Loans, Net

         Loans are summarized as follows at December 31:

                                            2005             2004
                                        -------------    -------------

         Real estate                    $ 302,813,000      255,433,000
         Construction                      26,243,000       28,997,000
         Commercial                        53,070,000       58,849,000
         Consumer & other                   3,420,000        2,589,000
                                        -------------    -------------
                                          385,546,000      345,868,000

         Allowance for loan losses         (4,547,000)      (3,334,000)
         Net deferred loan fees              (948,000)      (1,628,000)
                                        -------------    -------------
                                        $ 380,051,000      340,906,000
                                        =============    =============

         The Bank had total impaired loans of $17,000 and $2,798,000 at December 31, 2005 and 2004, respectively. The allowance for loan losses related to the impaired loans was $9,000 and $255,000 as of December 31, 2005 and 2004, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $8,000 and $2,543,000 as of December 31, 2005 and 2004. During 2005 and 2004,
         nonaccrual loans represented all impaired loans. The average recorded investment in impaired loans during 2005, 2004 and 2003 was $1,205,000, $4,010,000 and $8,552,000, respectively. Interest income on impaired loans of $0, $4,800, and $0, was recognized for cash payments received in 2005, 2004, and 2003, respectively. The amount of interest on impaired loans not collected in 2005, 2004 and 2003, respectively was $2,000, $255,000 and $757,000.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


(5)      Allowance for Loan Losses

         Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                 2005            2004            2003
                                             ------------    ------------    ------------
           Balance, beginning of year        $  3,334,000       3,284,000       3,396,000
                                             ------------    ------------    ------------
           Loans charged off                     (110,000)       (431,000)       (896,000)
           Recoveries                              23,000           1,000           4,000
                                             ------------    ------------    ------------
                     Net loans charged off        (87,000)       (430,000)       (892,000)

           Provision for loan losses              600,000         480,000         780,000
           Allowance acquired in
              business combination                700,000              --              --
                                             ------------    ------------    ------------
           Balance, end of year              $  4,547,000       3,334,000       3,284,000
                                             ============    ============    ============

(6)      Related Party Transactions

         In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2005 and 2004:

                                                  2005           2004
                                              ------------   ------------
                Balance, beginning of  year   $  3,376,000      7,202,000
                Additions                        5,673,000        138,000
                Repayments                       5,131,000      3,964,000
                                              ------------   ------------
                Balance, end of year          $  3,918,000      3,376,000
                                              ============   ============

(7)      Bank Premises, Equipment, and Leasehold Improvements

         Bank premises, equipment and leasehold improvements are stated at cost, less accu-mulated depreciation and amortization, and are summarized as follows at December 31:

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


                                                           2005            2004
                                                       ------------    ------------
           Buildings                                   $  7,969,000       7,753,000
           Equipment                                      8,642,000       7,924,000
           Leasehold improvements                         1,173,000       1,170,000
                                                       ------------    ------------
                                                         17,784,000      16,847,000

           Accumulated depreciation and amortization     (9,817,000)     (9,241,000)
                                                       ------------    ------------
                                                          7,967,000       7,606,000

           Land                                           4,061,000       4,008,000
                                                       ------------    ------------
                                                       $ 12,028,000      11,614,000
                                                       ============    ============

         Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $1,163,000, $1,282,000 and $1,290,000, respectively.

(8)      Deposits

         The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $77,572,000 and $42,402,000 at
         December 31, 2005 and 2004, respectively.

         At December 31, 2005, the scheduled maturities of time certificates are as follows:

                         Year ending December 31:
                            2006                                $  120,412,000
                            2007                                    13,829,000
                            2008                                     6,312,000
                            2009                                        20,000
                            2010                                       260,000
                                                                --------------
                                                                $  140,833,000
                                                                ==============

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The minimum rental commitments under the operating leases as of December 31, 2005 are as follows:

                         Year ending December 31:
                            2006                               $     491,000
                            2007                                     499,000
                            2008                                     350,000
                            2009                                     163,000
                                                               -------------
                                                               $   1,503,000
                                                               =============

         Total rent expense for operating leases was $401,000, $284,000, and $361,000, in 2005, 2004, and 2003, respectively.

         The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect on the Bank's financial statements.

(10)     Bank Savings Plan

         The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the First National Bank Savings Plan (the
         Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2005, 2004, and 2003 was $626,000, $540,000 and $475,000, respectively.

(11)     Salary Continuation and Deferred Compensation Plans

         The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual's employment period. The Salary Continuation Plan expense for the years ended December 31, 2005, 2004, and 2003 was $325,000, $305,000, and $137,000 respectively. Accrued compensation payable under the salary continuation plan totaled $1,780,000 and $1,515,000 at December 31, 2005 and 2004, respectively.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2005 and 2004, the related liability included in accrued expenses and other liabilities was $1,851,000 and $1,649,000, respectively.

(12)     Income Taxes

         The provision for income taxes for the years ended December 31, consists of the following:

                                      2005            2004            2003
                                  ------------    ------------    ------------

           Current:
              Federal             $  2,223,000       1,275,000       1,473,000
              State                    387,000         228,000         785,000
                                  ------------    ------------    ------------
                                     2,610,000       1,503,000       2,258,000
                                  ------------    ------------    ------------
           Deferred:
              Federal                 (207,000)         62,000        (615,000)
              State                     26,000          12,000        (247,000)
                                  ------------    ------------    ------------
                                      (181,000)         74,000        (862,000)
                                  ------------    ------------    ------------
                                  $  2,429,000       1,577,000       1,396,000
                                  ============    ============    ============

         The reasons for the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, are summarized as follows:

                                                                2005         2004         2003
                                                              --------     --------     --------
           Statutory rate                                         34.0%        34.0%        34.0%
           Increased (decrease ) resulting from:
              Income tax exempt for federal purposes              (7.1)%       (8.0)%       (8.7)%
              State taxes on income  net of federal benefit        3.3%         2.5%         6.4%
              Benefits from low income housing credits            (1.1)%       (2.8)%       (5.8)%
              Adjustment to prior year accruals                    0.0%        (0.6)%        0.0%
              Other, net                                           0.6%         0.1%        (0.7)%
                                                              --------     --------     --------
                      Effective rate                              29.7%        25.2%        25.2%
                                                              ========     ========     ========

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                              December 31
                                                                      ---------------------------
                                                                          2005           2004
                                                                      ------------   ------------
     Deferred tax assets:
        Allowance for loan losses                                     $  1,857,000      1,307,000
        Capitalized interest on buildings                                   29,000         32,000
        Expenses accrued on books  not yet deductible in tax return      1,720,000      1,787,000
        Depreciation                                                       497,000        169,000
        Net operating loss carryforward                                  1,439,000             --
        Unrealized loss on available-for-sale securities                   280,000             --
                                                                      ------------   ------------
             Total deferred tax assets                                   5,822,000      3,295,000
                                                                      ------------   ------------
     Deferred tax liabilities:
        State income taxes                                                 312,000        303,000
        Unrealized appreciation of available-for-sale securities                --        395,000
        Core deposit intangible                                            524,000             --
        Expenses and credits deducted on tax return, not books              42,000        115,000
                                                                      ------------   ------------
             Total deferred tax liabilities                                878,000        813,000
                                                                      ------------   ------------
             Net deferred tax assets before valuation allowance          4,944,000      2,482,000
             Valuation allowance                                                --       (134,000)
                                                                      ------------   ------------
             Net deferred tax asset (included in other assets)           4,944,000      2,348,000
                                                                      ============   ============

         As of December 31, 2005, the Bank had no state tax credit carryforwards for income tax purposes, as these were all used during 2005. Accordingly, there is no valuation allowance as of December 31, 2005. Additionally, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. The Bank had net operating loss carryforwards resulting from the acquisition of Sequoia National Bank which expire from December 31, 2007 through December 31, 2020, for a total balance of $3,998,568.

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

         The Bank's exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                      December 31, 2005, and 2004 and 2003


         amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank's credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer's creditworthiness through ongoing credit reviews. The Bank generally requires collateral or other security to support commitments to extend credit. The following table provides summary information on financial institutions whose contract amounts represent credit risk as of December 31:

                                                                        2005           2004
                                                                    ------------   ------------
           Financial instruments whose contract amounts represent
               Credit risk:
                   Undisbursed loan commitments                     $ 36,607,000     33,629,000
                   Lines of credit                                    49,863,000     42,731,000
                   MasterCard lines                                    3,463,000      3,560,000
                   Standby letters of credit                           7,768,000      3,158,000
                                                                    ------------   ------------
                                                                    $ 97,701,000     83,078,000
                                                                    ============   ============

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2005, there were $7,488,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2005 there were $280,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2006. The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

         The following methods and assumptions were used by the Company to estimate the fair value of financial instruments.

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

         (d)      Off-Balance Sheet Commitments

                  Fair values for the company's off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


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

                  The following table provides summary information on the estimated fair value of financial instruments at December 31, 2005:

                                                                               Carrying        Fair
                                                                                amount         value
                                                                             ------------   ------------
                  Financial assets:
                       Cash and cash equivalents                             $ 35,298,000     35,298,000
                       Securities available for sale                          113,463,000    113,463,000
                       Loans, net                                             380,051,000    387,199,000
                       Bank owned life insurance                                7,011,000      7,011,000
                       Accrued interest receivable                              3,437,000      3,437,000

                  Financial liabilities:
                       Deposits                                               507,544,000    507,604,000
                       Accrued interest payable                                 1,165,000      1,165,000

                  Off-balance-sheet commitments:
                       Undisbursed loan commitments, lines of credit,
                            Mastercard line, and standby letters of credit             --        833,000

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The following table provides summary information on the estimated fair value of financial instruments at December 31, 2004:

                                                                           Carrying        Fair
                                                                            amount         Value
                                                                         ------------   ------------
                 Financial assets:
                   Cash and cash equivalents                             $ 17,084,000     17,084,000
                   Securities available for sale                          102,823,000    102,823,000
                   Loans, net                                             340,906,000    344,845,000
                   Bank owned life insurance                                6,773,000      6,773,000
                   Accrued interest receivable                              2,379,000      2,379,000

              Financial liabilities:
                   Deposits                                               413,253,000    413,137,000
                   Federal funds purchased                                 19,172,000     19,172,000
                   Accrued interest payable                                   403,000        403,000

              Off-balance-sheet commitments:
                   Undisbursed loan commitments, lines of credit,
                        Mastercard line, and standby letters of credit             --        800,000

         The carrying amounts of loans include $17,000 and $2,798,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2005 and 2004, respectively. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these loans:

                                                      2005            2004
                                                   ----------      ----------
         Aggregate carrying amount                 $   17,000       2,798,000
         Effective rate                                 13.11%           6.98%
         Average term to maturity                    5 months        0 months

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


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

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         As of December 31, 2005, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The consolidated actual capital amounts and ratios of FNB Bancorp and Subsidiary are also presented in the following table:

                                                                                           To be well capitalized under
                                                                        For capital          prompt corrective action
                                                 Actual               adequacy purposes            provisions
                                        -----------------------    -----------------------   ------------------------
                                           Amount       Ratio         Amount       Ratio        Amount        Ratio
                                        ------------   --------    ------------   --------   ------------    --------
      December 31, 2005:
         Total risk-based capital
            (to risk weighted assets)
         Consolidated Company           $ 57,181,000      11.59%     39,478,000       8.00%     49,347,000        n/a
         Bank                             57,045,000      11.56      39,478,000       8.00      49,347,000      10.00%

         Tier 1 capital (to risk
            Weighted assets)
         Consolidated Company             52,634,000      10.67      19,739,000       4.00      29,608,000        n/a
         Bank                             52,498,000      10.64      19,739,000       4.00      29,608,000       6.00

         Tier 1 capital (to average
            assets)
         Consolidated Company             52,634,000       9.50      22,172,000       4.00      27,715,000        n/a
         Bank                             52,498,000       9.47      22,172,000       4.00      27,715,000       5.00



                                                                                           To be well capitalized under
                                                                        For capital          prompt corrective action
                                                 Actual               adequacy purposes            provisions
                                        -----------------------    -----------------------   ------------------------
                                           Amount       Ratio         Amount       Ratio        Amount        Ratio
                                        ------------   --------    ------------   --------   ------------    --------

      December 31, 2004:
         Total risk-based capital
            (to risk weighted assets)
         Consolidated Company           $ 55,397,000      13.50      32,815,000       8.00%     41,019,000        n/a
         Bank                             55,366,000      13.50      32,815,000       8.00      41,019,000      10.00%

         Tier 1 capital (to risk
            Weighted assets)
         Consolidated Company             52,063,000      12.69      16,407,000       4.00      24,611,000        n/a
         Bank                             52,032,000      12.69      16,407,000       4.00      24,611,000       6.00

         Tier 1 capital (to average
            assets)
         Consolidated Company             52,063,000      10.72      19,434,000       4.00      24,293,000        n/a
         Bank                             52,032,000      10.71      19,434,000       4.00      24,293,000       5.00

(16)     Stock Option Plan

         In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan known as the 2002 FNB Bancorp Plan. The Plans allow the Company to grant options to employees of up to 348,997 shares, which includes the effect of stock

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


         dividends of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date.

         The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2005; dividend yield of 6.98% for the year; risk-free interest rate of 3.91%; expected volatility of 10%; expected life of 5.0 years; and weighted average fair value of $0.75. The assumptions used for grants in 2004; dividend yield of 6.85% for the year; risk-free interest rate of 3.73%; expected volatility of 10%; expected life of 5.0 years; and weighted average fair value of $0.76. The assumptions used for grants in 2003; dividend yield of 7% for the year; risk-free interest rate of 4.2%; expected volatility of 12%; expected life of 9.7 years; and weighted average fair value of $2.15.

         A summary of the status of the Company's stock option plans as of December 31, 2005, 2004 and 2003 is presented below:

                                                                               Weighted
                                                                               average
                                                                               exercise
                                                                  Shares        price
                                                                ----------    ----------
                  2002 FNB Bancorp plan:
                     Outstanding at December 31, 2002               36,801         22.62
                        Granted                                     46,255         22.55
                        Exercised                                     (242)        22.62
                        Expired/forfeited                           (1,542)        22.16
                                                                ----------    ----------
                     Outstanding at December 31, 2003               81,272         22.05
                        Granted                                     43,459         29.48
                        Exercised                                   (1,296)        22.28
                        Expired/forfeited                           (7,053)        23.30
                                                                ----------    ----------
                     Outstanding at December 31, 2004              116,382    $    24.75
                        Granted                                     44,610         28.62
                        Exercised                                   (1,620)        23.38
                        Expired/forfeited                           (4,473)        26.38
                                                                ----------    ----------
                     Outstanding at December 31, 2005              154,899         25.83
                                                                ==========    ==========

                     Options exercisable at December 31, 2005       49,117    $    23.99

                     Options exercisable at December 31, 2004       26,237         22.90

                     Options exercisable at December 31, 2003       10,540         22.42

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         The following information applies to options outstanding at December 31, 2005:

               Range of exercise prices                           $21.60 - 29.48
               Options outstanding                                    154,899
               Weighted average remaining contractual life (years)      8.1


         A summary of the status of the Company's stock option plans as of December 31, 2005, 2004 and 2003 is presented below:

                                                                               Weighted
                                                                               Average
                                                                               exercise
                                                                  Shares        Price
                                                                ----------    ----------
                  1997 FNB Bancorp plan:
                     Outstanding at December 31, 2002               97,183         19.79
                        Exercised                                   (2,550)        20.10
                        Expired/forfeited                           (4,462)        19.47
                                                                ----------    ----------
                     Outstanding at December 31, 2003               90,171         19.80
                        Exercised                                  (12,449)        19.61
                        Expired/forfeited                           (3,001)        19.37
                                                                ----------    ----------
                     Outstanding at December 31, 2004               74,721    $    19.85
                        Exercised                                   (5,624)        19.95
                        Expired/forfeited                             (358)        19.51
                                                                ----------    ----------
                     Outstanding at December 31, 2005               68,739         19.84
                                                                ==========    ==========

                     Options exercisable at December 31, 2005       64,006    $    19.86

                     Options exercisable at December 31, 2004       60,148         19.96

                     Options exercisable at December 31, 2003       60,046         20.02


         The following information applies to options outstanding at December 31, 2005:

                  Range of exercise prices                        $18.75 - 21.66
                  Options outstanding                                  68,739
                  Weighted average remaining contractual life (years)   4.2

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


(17)     Quarterly Data (Unaudited)

                                             First        Second       Third        Fourth
                                           ----------   ----------   ----------   ----------
         2005:
            Interest income                $6,515,000    7,455,000    8,033,000    8,729,000
            Interest expense                  965,000    1,208,000    1,567,000    1,793,000
                                           ----------   ----------   ----------   ----------
                   Net interest income      5,550,000    6,247,000    6,466,000    6,936,000
            Provision for loan losses         120,000      150,000      165,000      165,000
                                           ----------   ----------   ----------   ----------
                   Net interest income,
                      after provision
                         for loan losses    5,430,000    6,097,000    6,301,000    6,771,000

            Non-interest income               903,000    1,009,000      993,000      936,000
            Non-interest expense            4,902,000    5,229,000    5,067,000    5,085,000
                                           ----------   ----------   ----------   ----------
            Income before income taxes      1,431,000    1,877,000    2,227,000    2,622,000

            Provision for income taxes        415,000      595,000      674,000      745,000
                                           ----------   ----------   ----------   ----------
                   Net earnings            $1,016,000    1,282,000    1,553,000    1,877,000
                                           ==========   ==========   ==========   ==========

            Basic earnings per share       $     0.37         0.48         0.58         0.69
            Diluted earnings per share           0.36         0.47         0.57         0.68



                                             First        Second       Third        Fourth
                                           ----------   ----------   ----------   ----------
         2004:
            Interest income                $5,737,000    5,685,000    6,206,000    6,418,000
            Interest expense                  563,000      576,000      639,000      755,000
                                           ----------   ----------   ----------   ----------
                   Net interest income      5,174,000    5,109,000    5,567,000    5,663,000
            Provision for loan losses         120,000      120,000      120,000      120,000
                                           ----------   ----------   ----------   ----------
                   Net interest income,
                     after provision
                        for loan losses     5,054,000    4,989,000    5,447,000    5,543,000

            Non-interest income               923,000      958,000      956,000      950,000
            Non-interest expense            4,745,000    4,743,000    4,624,000    4,443,000
                                           ----------   ----------   ----------   ----------
            Income before income taxes      1,232,000    1,204,000    1,779,000    2,050,000

            Provision for income taxes        329,000      241,000      437,000      570,000
                                           ----------   ----------   ----------   ----------
                   Net earnings            $  903,000      963,000    1,342,000    1,480,000
                                           ==========   ==========   ==========   ==========

            Basic earnings per share       $     0.33         0.35         0.49         0.54
            Diluted earnings per share           0.32         0.34         0.48         0.53

(18)     Recent Accounting Changes

         On December 12, 2003, AICPA issued Statement of Position 03-3 which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer, including such loans acquired in purchase business combinations. SOP 03-3 is effective prospectively for loans acquired beginning January 1, 2005.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003


         In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair-value method, and to record such expense in its financial statements, for annual reporting periods beginning after June 15, 2005. The revised Statement eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This accounting change is not expected to have a material effect on the consolidated financial statements.

(19)     Condensed Financial Information of Parent Company

         The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

       FNB Bancorp
       Condensed balance sheets                                     2005           2004
                                                                ------------   ------------
         Assets:
            Cash and due from banks                             $    146,000        350,000
            Investments in subsidiary                             55,107,000     52,598,000
            Other assets                                                  --             --
                                                                ------------   ------------
                   Total assets                                 $ 55,253,000     52,948,000
                                                                ============   ============
         Liabilities:
            Other liabilities                                   $     10,000        319,000
         Stockholders' equity                                     55,243,000     52,629,000
                                                                ------------   ------------
                   Total liabilities and stockholders' equity   $ 55,253,000     52,948,000
                                                                ============   ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

       FNB Bancorp
       Condensed statements of income                               2005            2004
       ----------------------------------------------------     ------------    ------------
         Income:
            Dividend from subsidiary                            $  2,269,000       3,446,000
            Other income                                                  --           1,000
                                                                ------------    ------------
                   Total income                                    2,269,000       3,447,000
                                                                ------------    ------------
         Expense:
            Other expense                                             17,000          10,000
                                                                ------------    ------------
                   Total expense                                      17,000          10,000
                                                                ------------    ------------

                   Income before income taxes and equity
                      in undistributed earnings of subsidiary      2,252,000       3,437,000
         Income tax expense (credit)                                      --         (36,000)
                                                                ------------    ------------
                   Income before equity in undistributed
                      earnings of subsidiary                       2,252,000       3,473,000
         Equity in undistributed earnings of subsidiary            3,476,000       1,215,000
                                                                ------------    ------------
                   Net earnings                                 $  5,728,000       4,688,000
                                                                ============    ============



         FNB Bancorp
         Condensed statements of cash flows                         2005            2004
         Net earnings                                           $  5,728,000       4,688,000
         Change in other assets                                           --         403,000
         Change in other liabilities                                (309,000)        (19,000)
         Undistributed earnings of subsidiary                     (3,476,000)     (1,215,000)
         Stock-based compensation expense                             10,000           6,000
                                                                ------------    ------------
              Cash flows provided by operating activities          1,953,000       3,863,000
                                                                ------------    ------------

         Increase in investment to subsidiary                             --              --
                                                                ------------    ------------
              Cash flows used in investing activities                     --              --
                                                                ------------    ------------

         Proceeds from exercise of common stock                      150,000         272,000
         Dividends paid                                           (1,542,000)     (1,526,000)
         Repurchases of common stock                                (765,000)     (2,324,000)
                                                                ------------    ------------
              Cash flows provided by financing activities         (2,157,000)     (3,578,000)
                                                                ------------    ------------

              Net (decrease) increase in cash                       (204,000)        285,000
         Cash, beginning of year                                     350,000          65,000
                                                                ------------    ------------
         Cash, end of year                                      $    146,000         350,000
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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Pursuant to policy, Director Daniel J. Modena retired from the Boards of Directors of the Company and the Bank effective December 31, 2005.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULES
------------------------------------------------------------
(a)(1)   Financial Statements. Listed and included in Part II, Item 8.

(2) Financial Statement Schedules. All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.


(3)      Exhibits.

       Exhibit
       Number                        Document Description
       ------------- -----------------------------------------------------------

         **2.1        (deleted)

           2.2        Acquisition Agreement dated November 5, 2004, signed among
                             First National Bank of Northern California, Sequoia National Bank and Hemisphere National Bank (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on November 9, 2004)

           2.3        First Addendum to Acquisition Agreement, dated December
                             13, 2004, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.5 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2004)

           2.4        Second Addendum to Acquisition Agreement, dated as of
                             April 15, 2005, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by Reference from Exhibit 2.4 to the Company's Current Report on Form 8-K Filed with the Commission on May 2, 2005)

         **3.1        Articles of Incorporation of FNB Bancorp.

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

          10.28 Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

          10.29 Amended and Restated Salary Continuation Agreement and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

          10.30 Lease Agreement dated May 1, 2003, as amended by Assignment, Assumption and Consent Agreement for the Financial District Branch Office of First National Bank of Northern California located at 65 Post Street, San Francisco, California.

          10.31 Lease Agreement dated July 1, 1999, as amended by Assignment, Assumption and Consent Agreement for the Portola Branch Office of First National Bank of Northern California located at 699 Portola Drive, San Francisco, California.

    ******14.0        Code of Ethics

          21.1 The Registrant has one subsidiary, First National Bank of Northern California.

          23.1        Consent of Moss Adams LLP

          23.2        Consent of KPMG LLP

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

         ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

         *** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2002.

         **** Incorporated by reference to registrant's Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

         ***** Incorporated by reference to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

         ****** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2003.




         An Annual Report for the fiscal year ended December 31, 2005, and Notice of Annual Meeting and Proxy Statement for the Company's 2006 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNB BANCORP



Dated: March 24, 2006                   By: /s/ THOMAS C. MCGRAW
                                            -----------------------------------
                                            Thomas C. McGraw
                                            Chief Executive Officer
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                     Title                         Date



/s/ MICHAEL R. WYMAN            Chairman of the Board          March 24, 2006
---------------------------     of Directors
Michael R. Wyman



/s/ THOMAS C. MCGRAW            Director, Chief Executive      March 24, 2006
---------------------------     Officer and Secretary
Thomas C. McGraw



/s/ JAMES B. RAMSEY             Senior Vice President and      March 24, 2006
---------------------------     Chief Financial Officer
James B. Ramsey                 (Principal Financial Officer
                                and Principal Accounting
                                Officer)


/s/ NEIL J. VANNUCCI            Director                       March 24, 2006
---------------------------
Neil J. Vannucci

/s/ EDWARD J. WATSON            Director                       March 24, 2006
---------------------------
Edward J. Watson



/s/ LISA ANGELOT                Director                       March 24, 2006
---------------------------
Lisa Angelot



/s/ JIM D. BLACK                Director and President         March 24, 2006
---------------------------
Jim D. Black



/s/ ANTHONY J. CLIFFORD         Director and Executive         March 24, 2006
---------------------------     Vice President and Chief
Anthony J. Clifford             Operating Officer



/s/ R. ALBERT ROENSCH           Director                       March 24, 2006
---------------------------
R. Albert Roensch