Form 10-Q
period 2006-03-31
FNB BANCORP/CA/
filed 2006-05-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006
                  ---------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of May 10, 2006: 2,704,014 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                                 March 31,      December 31,
                                                                                   2006            2005
                                                                               ------------    ------------
Cash and due from banks                                                        $     21,123    $     19,068
Federal funds sold                                                                   22,710          16,230
                                                                               ------------    ------------

     Cash and cash equivalents                                                       43,833          35,298

Securities available-for-sale                                                       121,295         113,463
Loans, net                                                                          357,037         380,051
Bank premises, equipment, and leasehold improvements                                 12,361          12,028
Other real estate owned                                                               2,600           2,600
Goodwill                                                                              1,841           1,841
Accrued interest receivable and other assets                                         23,906          23,860
                                                                               ------------    ------------

     Total assets                                                              $    562,873    $    569,141
                                                                               ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Demand, noninterest bearing                                                   $    120,960    $    123,641
 Demand, interest bearing                                                            60,036          62,581
 Savings and money market                                                           177,601         180,489
 Time                                                                               139,487         140,833
                                                                               ------------    ------------

     Total deposits                                                                 498,084         507,544

Accrued expenses and other liabilities                                                7,853           6,354
                                                                               ------------    ------------

     Total liabilities                                                              505,937         513,898
                                                                               ------------    ------------
Stockholders' equity
 Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 2,704,000 shares at March 31, 2006
   and 2,700,000 shares at December 31, 2005                                         34,871          34,793
Additional paid-in capital                                                               22              19
 Retained earnings                                                                   22,469          20,832
 Accumulated other comprehensive loss                                                  (426)           (401)
                                                                               ------------    ------------

     Total stockholders' equity                                                      56,936          55,243
                                                                               ------------    ------------

     Total liabilities and stockholders' equity                                $    562,873    $    569,141
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


                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
           (Dollars in thousands, except share and per share amounts)

                                                                Three months ended
                                                                    March 31,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
Interest income:
   Interest and fees on loans                              $      7,660    $      5,694
   Interest on securities                                           560             441
   Interest on tax-exempt securities                                445             329
   Federal funds sold                                               172              51
                                                           ------------    ------------
     Total interest income                                        8,837           6,515
                                                           ------------    ------------
Interest expense:
   Interest on deposits                                           1,951             909
   Other interest expense                                            --              56
                                                           ------------    ------------
     Total interest expense                                       1,951             965
                                                           ------------    ------------
Net interest income                                               6,886           5,550
Provision for loan losses                                           150             120
                                                           ------------    ------------
Net interest income after provision for loan losses               6,736           5,430
                                                           ------------    ------------
Noninterest income:
  Gain on sale of other equity securities                         1,348              --
   Service charges                                                  603             567
   Credit card fees                                                 193             216
   Other income                                                     172             120
                                                           ------------    ------------
     Total noninterest income                                     2,316             903
                                                           ------------    ------------
Noninterest expense:
   Salaries and employee benefits                                 3,179           2,805
   Occupancy expense                                                416             315
   Equipment expense                                                433             370
   Professional fees                                                273             250
   Telephone, postage and supplies                                  249             194
   Bankcard expenses                                                184             199
   Other expense                                                    795             769
                                                           ------------    ------------
     Total noninterest expense                                    5,529           4,902
                                                           ------------    ------------
     Earnings before income tax expense                           3,523           1,431
Income tax expense                                                1,075             415
                                                           ------------    ------------
     NET EARNINGS                                          $      2,448           1,016
                                                           ============    ============

Dividends declared per common share                        $       0.15    $       0.15

Earnings per share data:
   Basic                                                   $       0.86    $       0.38
   Diluted                                                 $       0.84    $       0.37

Weighted average shares outstanding:
   Basic                                                      2,834,000       2,706,000
   Diluted                                                    2,905,000       2,764,000

See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                         Three months ended
                                                                              March 31
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
Net earnings                                                         $      2,448   $      1,016
Unrealized gain/(loss) on AFS securities                                      (25)          (563)
                                                                     ------------   ------------
   Total comprehensive income                                        $      2,423   $        453
                                                                     ============   ============

                See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                         Three months ended
                                                                              March 31
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
Cash flow from operating activities
  Net earnings                                                       $      2,448   $      1,016
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation, amortization and accretion, net                             373            379
    Stock-based compensation expense                                            3              2
    Provision for loan losses                                                 150            120
    Securities write-down                                                      --             66
    Gain on sale of other equity securities                                (1,348)
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                          1,302           (716)
      Accrued expenses and other liabilities                                1,112            626
                                                                     ------------   ------------
         Net cash provided by operating activities                          4,040          1,493
                                                                     ------------   ------------
Cash flows from investing activities
    Purchase of securities available-for-sale                             (14,183)        (3,746)
    Proceeds from matured/called/securities available-for-sale              6,251         10,361
    Net decrease  in loans                                                 22,864          8,447
    Purchases of bank premises, equipment, leasehold improvements            (650)          (237)
                                                                     ------------   ------------
          Net cash provided by investing activities                        14,282         14,825
                                                                     ------------   ------------
Cash flows from financing activities
    Net increase (decrease) in demand and savings deposits                 (8,114)         5,289
    Net increase (decrease) in time deposits                               (1,346)         6,080
    Net decrease in federal funds purchased                                    --        (19,172)
    Dividends paid                                                           (405)          (382)
    Repurchase of common stock                                                 --           (765)
    Issuance of common stock                                                   78             28
                                                                     ------------   ------------
           Net cash provided by financing activities                       (9,787)        (8,922)
                                                                     ------------   ------------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                        8,535          7,396

Cash and cash equivalents at beginning of period                           35,298         17,084
                                                                     ------------   ------------
Cash and cash equivalents at end of period                           $     43,833   $     24,480
                                                                     ============   ============

Additional cash flow information
   Interest paid                                                     $      1,799   $        864
   Income taxes paid                                                 $        410   $        337

Non-cash financial activity
  Accrued dividends                                                  $        405   $        384

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

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

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005.

         Results of operations for interim periods are not necessarily indicative of results for the full year.

         Sequoia National Bank was acquired and merged into the Bank effective April 30, 2005. The estimated fair values of the assets acquired and liabilities assumed by First National Bank of Northern California included Cash and equivalents $20,583,000, Net loans $40,652,000, Core deposit intangibles and goodwill $3,116,000, All other assets $2,837,000, Total deposits $56,025,000, Other liabilities $274,000, or Total net assets of $10,889,000.

NOTE B - STOCK OPTION PLANS

         In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp Plan. The Plans allow the Company to grant options to employees of up to 348,997 shares, which includes the effect of stock dividends of common stock.

         At March 31, 2006, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Incentive stock options are granted to bank officers who have been employed for at least one year at the time the options are granted. Non-qualified options are granted to non-employee directors at the same time as the bank officers, but do not require a minimum of one year service.

         Awards under the Company's plan vest at a rate of 20 percent per year over a period of five years for Incentive Options and vest immediately for Nonstatutory Options. All Options are exercisable for a period of 10 years. Options are granted at an exercise price equal to the market price of the Company's stock at the date of grant. The expected life is the five-year vesting period. The options granted are increased by the amount, if any, of stock dividends granted annually.

         There were no options granted in the first quarter of 2006.

         The amount of compensation expense for options recorded in the quarters ended March 31, 2006 and March 31, 2005 was $5,000 and $3,000, respectively. The income tax benefit recognized in the income statements for these amounts was $2,000 and $1,000, respectively for the same two periods.

         The total intrinsic value of option exercised during the quarter ended March 31, 2006 was $19,000 under the 2002 Plan and $26,000 under the 1997 Plan.

         The amount of total unrecognized compensation expense related to non-vested options at March 31, 2006 was $56,000, and the weighted average period it will be amortized over is 3.1 years.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment", on a modified prospective basis.


A summary of option activity under the 2002 FNB Bancorp Plan as of March 31, 2006 and changes during the quarter then ended is presented below:

                                                                        Weighted-
                                                                         Average
2002 FNB Bancorp Plan                                   Weighted-       Remaining       Aggregate
                                                        Average        Contractual      Intrinsic
                                                        Exercise           Term           Value
Options                                   Shares        Price           (in years)        (000)
------------------------------         ------------    ------------    ------------    ------------
Outstanding at January 1, 2006              154,899    $      25.83
Granted                                          --              --
Exercised                                     1,827           24.85
Forfeited or expired                             --              --
Outstanding at march 31, 2006               153,072           25.84         7.8        $      1,479
Exercisable at March 31, 2006                47,290           23.96         7.1        $        546

A summary of option activity under the 1997 FNB Bancorp Plan as of March 31, 2006, and changes during the quarter then ended is presented below:

                                                                        Weighted-
                                                                         Average
1997 FNB Bancorp Plan                                   Weighted-       Remaining       Aggregate
                                                        Average        Contractual      Intrinsic
                                                        Exercise           Term           Value
Options                                   Shares        Price           (in years)        (000)
------------------------------         ------------    ------------    ------------    ------------
Outstanding at January 1, 2006               68,739    $      19.84
Granted                                          --              --
Exercised                                     1,659           19.66
Forfeited or expired                             --              --
Outstanding at March 31, 2006                67,080    $      19.84         3.9        $      1,505
Exercisable at March 31, 2006                62,347    $      19.86         3.9        $        975


The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards at March 31, 2005


                                                    Three months ended
                                                         March 31,
                                                       ------------
                                                           2005
                                                       ------------

Net earnings as reported                               $      1,016
Add: stock-based employee compensation
expense included in reported net earnings,
   net of related tax effects                                     2
Deduct: total stock-based employee
   compensation expense determined
   under fair value method for all awards, net
   of related tax effect                                         (3)
Pro forma net earnings                                 $      1,015

Earnings per share:

Basic - as reported                                    $       0.38
Basic - pro forma                                      $       0.38

Diluted - as reported                                  $       0.37
Diluted - pro forma                                    $       0.37

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

(In thousands, except number of shares)
                                                     Three months ended
                                                           March 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
Net earnings                                     $      2,448    $      1,016

Weighted average basic shares outstanding           2,834,000       2,706,000
Effect of dilutive options                             71,000          58,000
                                                 ------------    ------------
Weighted average number of shares outstanding
  used to calculate diluted earnings per share      2,905,000       2,764,000
                                                 ============    ============

         All outstanding options were included in the 2006 and 2005 computations.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized losses on investment securities available for sale. Comprehensive income for the three months ended March 31, 2006 was $2,422,000 compared to $453,000 for the three months ended March 31, 2005.

NOTE E - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring can not be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. On April 1, 2005, the Bank foreclosed on a loan previously held in non accrual with a balance of $2,600,000, its appraised value at February 2005, less estimated costs to sell and is currently in Other Real Estate Owned. The property securing the loan is a research and development 19,000 square foot office building in Mountain View, California.

NOTE F - SALE OF SHARES OF PACIFIC COAST BANKERS' BANCSHARES.

         A sale of 3,950 shares of Pacific Coast Bankers' Bancshares was arranged by Pacific Coast Bankers' Bancshares (PCBB) as part of its desire to expand the number of PCBB shareholders. The Bank continues to hold a remaining 1,450 shares. The sale resulted in a gain on sale of equity securities, of $1,348,000.

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

         EARNINGS ANALYSIS
         -----------------

         Net earnings for the quarter ended March 31, 2006 were $2,448,000, compared to net earnings of $1,016,000 for the quarter ended March 31, 2005. Gross earnings before income tax expense for the quarter ended March 31, 2006 were $3,523,000, compared to $1,431,000 for the quarter ended March 31, 2005. The $1,432,000 improvement in net earnings was largely attributable to the $1,348,000 gain on sale of other equity securities and the changes in prime rate and cost of funds, as mentioned below. The $1,336,000 increase in net interest income was partly offset by a $627,000 increase in noninterest expense.

         Net interest income for the quarter ended March 31, 2006 was $6,886,000, compared to $5,550,000 for the quarter ended March 31, 2005. The prime lending rate was 5.25% at the beginning of 2005, and rose to 5.50% on February 2, 2005 and 5.75% on March 22, 2005. This compares with 7.25% on January 1, 2006, 7.50% on January 31, 2006 and 7.75% on March 28, 2006. The
Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index, based on the months when it is announced, averaged 3.42% for the quarter ended March 31, 2006 compared with 2.21% for the quarter ended March 31, 2005. This, coupled with a net increase in average earning assets over interest bearing liabilities of $4,041,000 in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, resulted in a $1,336,000 increase in net interest for the quarter ended March 31, 2006 compared to March 31, 2005. The volume of loans affected by the prime lending rate compared to the volume of interest-bearing deposits, and the size of the rate changes, as well as the timing of when they took effect all contributed to the improvement of net interest income. Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Noninterest income was $2,316,000 and $903,000 for the quarters ended March 31, 2006 and 2005, respectively. The principal item was the $1,348,000 gain on sale of other equity securities, mentioned above. Service charges rose $36,000. Other income increased $52,000, and Credit card fees decreased $23,000.

         Noninterest expense increased $627,000 in the quarter ended March 31, 2006 compared to the same quarter in 2005. Salaries and employee benefits increased $374,000, while the remaining categories increased by $253,000.

         The effective tax rate was 30.5% in the first quarter of 2006 compared to 29.0% in the same quarter of 2005. The variance from period to period was due to different volumes of investments in tax-free securities, Low Income Housing Credits, loans in Enterprise Zones, and the effective state tax rate.

         Basic earnings per share were $0.86 for the first quarter of 2006 compared to $0.38 for the first quarter of 2005. Diluted earnings per share were $0.84 for the first quarter of 2006, compared to $0.37 for the first quarter of 2005.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005.

Table 1            NET INTEREST INCOME AND AVERAGE BALANCES
-------
                             (Dollars in thousands)

                                                                         Three months ended March 31,
                                            ---------------------------------------------------------------------------------------
                                                              2006                                         2005
                                            ------------------------------------------   ------------------------------------------
                                                                           Annualized                                   Annualized
                                                             Interest       Average                      Interest        Average
                                               Average        Income         Yield          Average       Income          Yield
INTEREST EARNING ASSETS                        Balance       (Expense)       (Cost)         Balance      (Expense)        (Cost)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Loans, gross                                $    378,617   $      7,660           8.21%  $    337,687   $      5,694           6.84%
Taxable securities                                60,514            560           3.75         58,804            441           3.04
Nontaxable securities                             51,892            445           3.48         40,093            329           3.33
Federal funds sold                                15,583            172           4.48          8,382             51           2.47
                                            ------------   ------------                  ------------   ------------
  Total interest earning assets             $    506,606   $      8,837           7.07   $    444,966   $      6,515           5.94

NONINTEREST EARNING ASSETS
Cash and due from banks                     $     19,320                                 $     19,026
Premises and equipment                            12,152                                       11,589
Other assets                                      23,477                                       14,616
                                            ------------                                 ------------
  Total noninterest earning assets          $     54,949                                 $     45,231
                                            ------------                                 ------------

TOTAL ASSETS                                $    561,555                                 $    490,197
                                            ============                                 ============


INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                    $     60,535   $        (60)         (0.40)  $     53,894   $        (36)         (0.27)
Money market                                     122,284           (713)         (2.36)       102,963           (355)         (1.40)
Savings                                           57,162            (57)         (0.40)        59,358            (39)         (0.27)
Time deposits                                    140,094         (1,121)         (3.25)        97,310           (479)         (2.00)
Federal funds purchased and other
     borrowings                                       --             --             --          8,951            (56)         (2.54)
                                            ------------   ------------                  ------------   ------------
  Total interest bearing liabilities        $    380,075         (1,951)         (2.08)  $    322,476   $       (965)         (1.21)
                                            ------------   ------------                  ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                                  117,480                                      109,456
Other liabilities                                  7,417                                        5,618
                                            ------------                                 ------------
  Total noninterest bearing liabilities     $    124,897                                 $    115,074
                                            ------------                                 ------------

TOTAL LIABILITIES                           $    504,972                                 $    437,550
Stockholders' equity                        $     56,583                                 $     52,647
                                            ------------                                 ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $    561,555                                 $    490,197
                                            ============                                 ============
NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                 $      6,886           5.51%                 $      5,550           5.06%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

         Table 1, above, shows the various components that contributed to changes in net interest income for the two quarterly periods of 2006 and 2005. Average interest earning assets for the quarter ended March 31, 2006 increased $61,640,000 or 13.9% over the same quarter the year before. The principal interest earning assets are loans, from a volume perspective as well as from an earnings rate perspective. For the quarter ended March 31, 2006, average loans outstanding represented 74.7% of average earning assets. For the quarter ended March 31, 2005, they represented 75.9% of average earning assets. Average loan volume increased $40,930,000 in the first quarter of 2006 compared to the same quarter in 2005, an increase of 12.1%. Loan income increased $1,966,000 in the same period, or 34.5%. The yield increased by 137 basis points. The average volume of taxable securities increased by $1,710,000, and the yield increased by 71 basis points, as a result of the return of rising interest rates.

         The cost on total interest bearing liabilities increased from 1.21% to 2.08%, an increase of 87 basis points. Most of the change could be seen in time deposits, where rates paid in the first quarter of 2005 were 2.00%, and rose to 3.25% in the first quarter of 2006. Higher interest rates paid on money market deposits, caused an increase in money market deposits, which averaged $19,321,000 or 18.8% higher in the first quarter of 2006. Average time deposits increased by $42,784,000 from the first quarter of 2005 compared to the first quarter in 2006. Interest paid increased 125 basis points the same quarter to quarter .

         For the three months ended March 31, 2006 the following table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), b) changes in rate (changes in rate times the prior year's volume) and
(c) changes in rate/volume (changes in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 2
-------
                                                   RATE/VOLUME VARIANCE ANALYSIS

                                                    Three Months Ended March 31,
(In thousands)                                         2006 Compared To 2005

                                              Interest              Variance
                                           Income/Expense        Attributable To
                                              Variance         Rate          Volume
                                            ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                       $      1,966   $      1,138   $        828
Taxable securities                                   119            103             16
Nontaxable securities                                116             15            101
Federal funds sold                                   121             77             44
                                            ------------   ------------   ------------
   Total                                    $      2,322   $      1,333   $        989
                                            ------------   ------------   ------------
INTEREST BEARING LIABILITIES
Demand deposits                             $         24   $         20   $          4
Money market                                         358            245            113
Savings deposits                                      18             20             (2)
Time deposits                                        642            431            211
Federal funds and other borrowed money               (56)            --            (56)
                                            ------------   ------------   ------------
   Total                                    $        986   $        716   $        270
                                            ------------   ------------   ------------

NET INTEREST INCOME                         $      1,336   $        617   $        719
                                            ============   ============   ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 3
-------

                                                 NONINTEREST INCOME

(In thousands)                              Three months ended March 31,
                                                2006           2005
                                            ------------   ------------
Gain on sale of other equity securities     $      1,348   $         --
Service charges                                      603            567
Credit card fees                                     193            216
Other income                                         172            120
                                            ------------   ------------
   Total noninterest income                 $      2,316   $        903
                                            ============   ============

         Noninterest income consists mainly of service charges on deposits, credit card fees, and other miscellaneous types of income. The principal increase was proceeds from the sale of shares of common stock in Pacific Coast Bancshares (see Note F, above). Service charges increased slightly by $36,000 in the quarter ended March 31, 2006 from the same quarter in 2005. Credit card fees decreased by $23,000. Other income increased $52,000 in the first quarter of 2006 compared to the first quarter of 2005. This represents a number of small accounts each with variances under $15,000. The only larger increase was $16,000 in earnings from an outside service which reconciles official checks, and pays interest on the balances maintained until checks are collected. The increased earnings are influenced by the increased interest rates quarter over quarter.

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 4
-------
                                                NONINTEREST EXPENSE

(In thousands)                              Three months ended March 31,
                                                2006           2005
                                            ------------   ------------
Salaries and employee benefits              $      3,179   $      2,805
Occupancy expense                                    416            315
Equipment expense                                    433            370
Professional fees                                    273            250
Telephone, postage and supplies                      249            194
Bankcard expenses                                    184            199
Other expense                                        795            769
                                            ------------   ------------
   Total noninterest expense                $      5,529   $      4,902
                                            ============   ============

         Noninterest expense consists of salaries and employee benefits representing more than half of the total, and various smaller categories. Salaries and employee benefits increased by $374,000 or 13.3% in the quarter ended March 31, 2006 compared to the same quarter of 2005. Occupancy, equipment,, telephone, postage and supplies expense, as well as salaries and benefits increased due to the acquisition of the two branches of Sequoia National Bank in the second quarter of 2005, which affected the first quarter expenses of 2006, but not 2005.

Income Taxes
------------

         The effective tax rate for the quarter ended March 31, 2006 was 30.5% compared to 29.0% for the quarter ended March 31, 2005. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise zones, and by the effective state tax rate.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at March 31, 2006 are adequate to meet its operating needs in 2006 and going forward into the foreseeable future.

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

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of March 31, 2006. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.


Table 5
-------

                                                                        RATE SENSITIVE ASSETS/LIABILITIES
                                                                               As of March 31, 2006
(Dollars in thousands)
                                                              Over
                                              Three         Three To       Over One         Over           Not
                                              Months         Twelve        Through          Five           Rate-
                                              Or Less        Months       Five Years        Years        Sensitive        Total
                                            ----------     ----------     ----------     ----------     ----------     ----------
Interest earning assets:
Federal funds sold                          $   22,710     $       --     $       --     $       --     $       --     $   22,710
Securities available for sale                    5,660         42,518         43,801         29,316             --        121,295
Loans                                          262,657          8,600         40,736         49,592            144        361,729
                                            ----------     ----------     ----------     ----------     ----------     ----------
   Total interest earning assets               291,027         51,118         84,537         78,908            144        505,734
                                            ----------     ----------     ----------     ----------     ----------     ----------
Cash and due from banks                             --             --             --             --         21,123         21,123
Allowance for loan losses                           --             --             --             --         (4,692)        (4,692)
Other assets                                        --             --             --             --         40,708         40,708
                                            ----------     ----------     ----------     ----------     ----------     ----------
  Total assets                              $  291,027     $   51,118     $   84,537     $   78,908     $   57,283     $  562,873
                                            ==========     ==========     ==========     ==========     ==========     ==========
Interest bearing liabilities:
Demand, interest bearing                    $   60,036     $       --     $       --     $       --     $       --     $   60,036
Savings and money market                       177,601             --             --             --             --        177,601
Time deposits                                   58,144         62,804         18,539             --             --        139,487
                                            ----------     ----------     ----------     ----------     ----------     ----------
   Total interest bearing liabilities          295,781         62,804         18,539             --             --        377,124
                                            ----------     ----------     ----------     ----------     ----------     ----------
Noninterest demand deposits                         --             --             --             --        120,960        120,960
Other liabilities                                   --             --             --             --          7,853          7,853
Stockholders' equity                                --             --             --             --         56,936         56,936
                                            ----------     ----------     ----------     ----------     ----------     ----------
   Total liabilities and stockholders'
    equity                                  $  295,781     $   62,804     $   18,539     $       --     $  185,749     $  562,873
                                            ==========     ==========     ==========     ==========     ==========     ==========
Interest rate sensitivity gap               $   (4,754)    $  (11,686)    $   65,998     $   78,908     $ (128,466)    $       --
                                            ==========     ==========     ==========     ==========     ==========     ==========

Cumulative interest rate sensitivity gap    $   (4,754)    $  (16,440)    $   49,558     $  128,466     $       --     $       --

Cumulative interest rate sensitivity
 gap ratio                                       (1.63%)        (4.80%)        11.61%         25.41%            --             --

Financial Condition
-------------------

         Assets. Total assets decreased to $562,873,000 at March 31, 2006 from $569,141,000 at December 31, 2005, a decrease of $6,268,000. Most of this decrease was in net loans, which decreased $23,014,000, offset by an increase of $8,535,000 in cash and equivalents, $7,832,000 in securities available for sale, and an increase of $379,000 in remaining categories. Total liabilities decreased $7,961,000. All deposit categories decreased slightly, with total deposits decreasing $9,460,000, offset by an increase of $1,499,000 in accrued expenses and other liabilities.

         Loans. Gross loans at March 31, 2006 were $362,505,000, a decrease of $23,041,000 or 6.0% from December 31, 2005. Real estate and construction loans decreased $22,475,000, representing most of the decrease..The principal reason for the runoff represents Real Estate payoffs due to refinancing at other institutions at rates with which we presently do not choose to compete. Commercial and consumer loans decreased a total of $566,000. The portfolio mix was as follows.

Table 6
-------
                                                               LOAN PORTFOLIO

                                             March 31,                   December 31,
(Dollars in thousands)                         2006          Percent         2005          Percent
                                            ----------     ----------     ----------     ----------
Real Estate                                 $  281,880           77.8%    $  302,813           78.5%
Construction                                    24,701            6.8         26,243            6.8
Commercial                                      52,860           14.6         53,070           13.8
Consumer                                         3,064            0.8          3,420            0.9
                                            ----------     ----------     ----------     ----------
   Gross loans                                 362,505          100.0%       385,546          100.0%
                                                           ==========                    ==========
Net deferred loan fees                            (776)                         (948)
Allowance for loan losses                       (4,692)                       (4,547)
                                            ----------                    ----------
   Net loans                                $  357,037                    $  380,051
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

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2006 and three months ended March 31, 2005 is as follows:

Table 7
-------
                                           ALLOWANCE FOR LOAN LOSSES

                                    Three months ended   Three months ended
(In thousands)                         March 31, 2006      March 31, 2005
                                       ---------------     ---------------
Balance, beginning of period           $         4,547     $         3,334
Provision for loan losses                          150                 120
Recoveries                                           1                  13
Amounts charged off                                 (6)                (73)
                                       ---------------     ---------------
Balance, end of period                 $         4,692     $         3,394
                                       ===============     ===============

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at March 31, 2006. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. At March 31, 2006, there were four non-accrual loans for a total of $144,000, compared to one for $17,000 at December 31, 2005, since paid off.

         Deposits. Total deposits at March 31, 2006 were $498,084,000 compared to $507,544,000 on December 31, 2005. Of these totals, noninterest-bearing demand deposits were $120,960,000 or 24.3% of the total on March 31, 2006 and $123,641,000 or 24.4% on December 31, 2005. Time deposits were $139,487,000 on
March 31, 2006 and $140,833,000 on December 31, 2005.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2006:

Table 8
-------

(In thousands)                               Under            $100,000
Maturities:                                $100,000            or more              Total
                                       ---------------     ---------------     ---------------
Three months or less                   $        20,550     $        37,594     $        58,144
Over three to six months                        14,010              21,014              35,024
Over six through twelve months                  14,947              12,834              27,781
Over twelve months                              11,978               6,560              18,538
                                       ---------------     ---------------     ---------------
    Total                              $        61,485     $        78,002     $       139,487
                                       ===============     ===============     ===============

         The following table shows the risk-based capital ratios and leverage ratios at March 31, 2006 and December 31, 2005 for the Bank.

Table 9
-------

                                                               Minimum "Well
                              March 31,    December 31,        Capitalized"
Risk-Based Capital Ratios       2006          2005             Requirements
-------------------------    ----------   ------------         -------------
Tier 1 Capital                 11.48%         10.67%      >        6.00%
                                                          -

Total Capital                  12.48%         11.59%      >       10.00%
                                                          -

Leverage Ratios                 9.70%          9.50%      >        5.00%
                                                          -


         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. As of March 31, 2006, Liquid Assets were $165,128,000, or 29.3% of total assets. As of December 31, 2005, Liquid Assets were $148,761,000, or 26.1% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility. As of March 31, 2006, there were no amounts outstanding.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2006 net loans were at 71.7% of deposits. On December 31, 2005 net loans were at 74.9%.


            Forward-Looking Information and Uncertainties Regarding
            -------------------------------------------------------
                         Future Financial Performance.
                         -----------------------------

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $105,571,000 and $97,701,000 at March 31, 2006 and December 31,
2005, respectively. As a percentage of net loans, these off-balance sheet items represent 29.6% and 25.7% respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits

(See discussion of comparative changes in prime lending rate and the Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds, in the second paragraph under Earnings Analysis on page 8). The changes did not have a material effect on earnings.

Item 4. Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2006. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: Management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 1.  Legal Procedures

         There are currently no material legal procedures in effect, other than those in the normal course of business.

Item 1A. Risk Factors

         There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A., Part 1 of Form 10-K as of December 31, 2005.

Item 6.  Exhibits

         Exhibits

             31:  Rule 13a-14(a)/15d-14(a) Certifications

             32:  Section 1350 Certifications

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FNB BANCORP
                                       (Registrant)


Dated:  May 12, 2006.                  By: /s/ THOMAS C. MCGRAW
                                           -------------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Authorized Officer)


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