Form 10-Q
period 2006-06-30
FNB BANCORP/CA/
filed 2006-08-11
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2006
                  --------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of August 1, 2006: 2,712,912 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                       June 30,      December 31,
                                                                         2006            2005
                                                                     ------------    ------------
Cash and due from banks                                              $     22,753    $     19,068
Federal funds sold                                                          9,725          16,230
                                                                     ------------    ------------

     Cash and cash equivalents                                             32,478          35,298

Securities available-for-sale                                             126,154         113,463
Loans, net                                                                383,729         380,051
Bank premises, equipment, and leasehold improvements                       12,979          12,028
Other real estate owned                                                        --           2,600
Goodwill                                                                    1,841           1,841
Accrued interest receivable and other assets                               24,086          23,860
                                                                     ------------    ------------

     Total assets                                                    $    581,267    $    569,141
                                                                     ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand, noninterest bearing                                         $    122,425    $    123,641
 Demand, interest bearing                                                  65,546          62,581
 Savings and money market                                                 168,521         180,489
 Time                                                                     129,069         140,833
                                                                     ------------    ------------

     Total deposits                                                       485,561         507,544

Federal Home Loan Bank advances                                            30,000              --
Accrued expenses and other liabilities                                      7,320           6,354
                                                                     ------------    ------------

     Total liabilities                                                    522,881         513,898
                                                                     ------------    ------------
Stockholders' equity:
 Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding 2,712,000 shares at June 30, 2006
   and 2,700,000 shares at December 31, 2005                               35,028          34,793
Additional paid-in capital                                                     42              19
 Retained earnings                                                         24,173          20,832
 Accumulated other comprehensive loss                                        (857)           (401)
                                                                     ------------    ------------

     Total stockholders' equity                                            58,386          55,243
                                                                     ------------    ------------

     Total liabilities and stockholders' equity                      $    581,267    $    569,141
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                          Three months ended              Six months ended
                                                               June 30,                        June 30,
                                                      ---------------------------   ---------------------------
                                                          2006            2005          2006           2005
                                                      ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                          $      7,596   $      6,589   $     15,256   $     12,283
  Interest on securities                                       687            445          1,247            886
  Interest on tax-exempt securities                            481            330            926            659
  Federal funds sold                                           164             91            336            142
                                                      ------------   ------------   ------------   ------------
     Total interest income                                   8,928          7,455         17,765         13,970
                                                      ------------   ------------   ------------   ------------

Interest expense:
  Interest on deposits                                       2,113          1,204          4,064          2,113
  Other                                                         55              4             55             60
                                                      ------------   ------------   ------------   ------------
     Total interest expense                                  2,168          1,208          4,119          2,173
                                                      ------------   ------------   ------------   ------------
Net interest income                                          6,760          6,247         13,646         11,797
Provision for loan losses                                      120            150            270            270
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          6,640          6,097         13,376         11,527
                                                      ------------   ------------   ------------   ------------
Noninterest income:
 Gain on sale of other equity securities                        --              _          1,348             --
 Gain on sale of other real estate owned                       756             --            756             --
  Service charges                                              628            585          1,231          1,152
  Credit card fees                                             216            217            409            433
  Other income                                                 227            207            399            327
                                                      ------------   ------------   ------------   ------------
     Total noninterest income                                1,827          1,009          4,143          1,912
                                                      ------------   ------------   ------------   ------------

Noninterest expense:
  Salaries and employee benefits                             3,025          2,807          6,204          5,612
  Occupancy expense                                            420            343            836            658
  Equipment expense                                            404            413            837            783
  Professional fees                                            270            284            543            534
  Telephone, postage and supplies                              246            230            495            424
  Bankcard expenses                                            203            204            387            403
  Securities write-down                                         --             --             --             66
  Other expense                                                778            948          1,573          1,651
                                                      ------------   ------------   ------------   ------------
     Total noninterest expense                               5,346          5,229         10,875         10,131
                                                      ------------   ------------   ------------   ------------
     Earnings before income tax expense                      3,121          1,877          6,644          3,308
Income tax expense                                           1,012            595          2,087          1,010
                                                      ------------   ------------   ------------   ------------
     NET EARNINGS                                     $      2,109   $      1,282   $      4,557   $      2,298
                                                      ============   ============   ============   ============

Earnings per share data:
  Basic                                               $       0.78   $       0.48   $       1.69   $       0.85
  Diluted                                             $       0.76   $       0.47   $       1.65   $       0.84

Weighted average shares outstanding:
  Basic                                                  2,704,000      2,695,000      2,703,000      2,701,000
  Diluted                                                2,768,000      2,738,000      2,770,000      2,751,000

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                Three months ended             Six months ended
                                                      June 30,                     June 30,
                                            ---------------------------   ---------------------------
                                                2006           2005           2006           2005
                                            ------------   ------------   ------------   ------------
Net earnings                                $      2,109   $      1,282   $      4,557   $      2,298
Unrealized gain/(loss) on AFS securities            (431)           202           (457)          (361)
                                            ------------   ------------   ------------   ------------
   Total comprehensive income               $      1,678   $      1,484   $      4,100   $      1,937
                                            ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                               Six months ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                               2006          2005
                                                                          ------------   ------------
Cash flow from operating activities:
  Net earnings                                                            $      4,557   $      2,298
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                  681            875
    Stock-based compensation expense                                                23              4
    Provision for loan losses                                                      270            270
    Securities write-down                                                           --             66
    Gain on sale of other equity securities                                     (1,348)            --
    Gain-sale of other real estate owned                                           756             --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                               2,966         (4,270)
      Accrued expenses and other liabilities                                       878            915
                                                                          ------------   ------------
         Net cash provided by operating activities                               8,783            158
                                                                          ------------   ------------
Cash flows from investing activities:
    Purchase of securities available-for-sale                                  (25,549)       (13,187)
    Proceeds from matured/called/securities available-for-sale                  12,014         17,818
    Net (increase)/decrease in loans                                            (3,948)         3,060
    Proceeds from sale of bank premises, equipment and
     leasehold improvements                                                        491             --
    Purchase of bank premises, equipment and leasehold improvements             (2,053)        (1,114)
    Cash and equivalents received in bank acquisition, net of cash paid             --          9,602
                                                                          ------------   ------------
         Net cash (used)/provided by investing activities                      (19,045)        16,179
                                                                          ------------   ------------
Cash flows from financing activities:
    Net decrease in demand and savings deposits                                (10,219)          (362)
    Net (decrease)/increase in time deposits                                   (11,764)        18,502
    Net decrease in federal funds purchased                                         --        (19,172)
    Net increase in other borrowings                                            30,000             --
    Dividends paid                                                                (811)          (766)
    Repurchase of common stock                                                     (10)          (765)
    Issuance of common stock                                                       246             28
                                                                          ------------   ------------
         Net cash provided (used) by financing activities                        7,442         (2,535)
                                                                          ------------   ------------

         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (2,820)        13,802

Cash and cash equivalents at beginning of period                                35,298         17,084
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                $     32,478   $     30,886
                                                                          ============   ============

Additional cash flow information:
   Interest paid                                                          $      4,031   $      1,900
   Income taxes paid                                                      $      2,075   $      1,077
Non-cash financing activity:
Accrued dividends                                                                  406            385

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006

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

         At June 30, 2006, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Incentive stock options are granted to bank officers who have been employed for at least one year at the time the options are granted. Non-qualified options are granted to non-employee directors at the same time as the bank officers, but do not require a minimum of one year service.

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

         The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant.

         The following assumptions were used for options granted during 2006:

         Expected volatility                                 10%
         Weighted-average volatility                         10%
         Expected dividends                                  6.66%
         Expected term (in years)                            5
         Risk-free rate                                      5.19%

         The amount of compensation expense for options recorded in the quarters ended June 30, 2006 and June 30 2005 was $6,000 and $4,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods. The amount of compensation expense for options recorded in the six months ended June 30, 2006 and June 30 2005 was $23,000 and $7,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods.

         The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $138,000 under the 1997 Plan. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $20,000 under the 2002 Plan and $165,000 under the 1997 Plan.

         The amount of total unrecognized compensation expense related to non-vested options at June 30, 2006 was $106,000, and the weighted average period it will be amortized over is 4.5 years.

         Effective January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment", on a modified prospective basis.

         A summary of option activity under the 2002 FNB Bancorp Plan as of June 30, 2006 and changes during the quarter then ended is presented below. The weighted average fair value of the total options granted in June 2006 was $1.54.

                                                                          Weighted-
         2002 FNB Bancorp Plan                                            Average
                                                          Weighted-       Remaining     Aggregate
                                                          Average        Contractual    Intrinsic
                                                          Exercise          Term          Value
         Options                              Shares       Price          (in years)      (000)
         -----------------------------------------------------------------------------------------
         Outstanding at April 1, 2006         153,072   $      25.84
         Granted                               43,050   $      36.25
         Exercised                                 --             --
         Forfeited or expired                   1,410   $      29.31
         Outstanding at June 30, 2006         194,712   $      28.12            8.1   $      1,534
         Exercisable at June 30, 2006          74,032   $      25.37            7.3   $        787


         A summary of option activity under the 1997 FNB Bancorp Plan as of June
30, 2006, and changes during the quarter then ended is presented below:

                                                                          Weighted-
         1997 FNB Bancorp Plan                                            Average
                                                          Weighted-       Remaining     Aggregate
                                                          Average        Contractual    Intrinsic
                                                          Exercise           Term         Value
         Options                              Shares       Price          (in years)      (000)
         -----------------------------------------------------------------------------------------
         Outstanding at April 1, 2006          67,080   $      19.84
         Granted                                   --             --
         Exercised                              8,484   $      19.76
         Forfeited or expired                      --             --
         Outstanding at June 30, 2006          58,596   $      19.86            3.7   $        946
         Exercisable at June 30, 2006          58,596   $      19.86            3.7   $        946

         A summary of option activity under the 2002 FNB Bancorp Plan as of June 30, 2006 and changes during the six months then ended is presented below. The weighted average fair value of the options granted in June 2006 was $1.54

                                                                          Weighted-
         2002 FNB Bancorp Plan                                            Average
                                                          Weighted-       Remaining     Aggregate
                                                          Average        Contractual    Intrinsic
                                                          Exercise           Term         Value
         Options                              Shares       Price          (in years)      (000)
         -----------------------------------------------------------------------------------------
         Outstanding at January 1, 2006       154,899   $      25.83
         Granted                               43,050   $      36.25
         Exercised                              1,827   $      24.85
         Forfeited or expired                   1,410   $      29.31
         Outstanding at June 30, 2006         194,712   $      28.12            8.1   $      1,534
         Exercisable at June 30, 2006          74,032   $      25.37            7.3   $        787


         A summary of option activity under the 1997 FNB Bancorp Plan as of June
30, 2006, and changes during the six months then ended is presented below:

                                                                          Weighted-
         1997 FNB Bancorp Plan                                            Average
                                                          Weighted-       Remaining     Aggregate
                                                          Average        Contractual    Intrinsic
                                                          Exercise           Term         Value
         Options                              Shares       Price          (in years)      (000)
         -----------------------------------------------------------------------------------------
         Outstanding at January 1, 2006        68,739   $      19.84
         Granted                                   --             --
         Exercised                             10,143   $      19.74
         Forfeited or expired                      --             --
         Outstanding at June 30, 2006          58,596   $      19.86            3.9   $        946
         Exercisable at June 30, 2006          58,596   $      19.86            3.9   $        946

         The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period in 2005.

         (Dollars in thousands, except per share)    Three months ended    Six months ended
                                                        June 30, 2005      June 30, 2005
                                                        -------------      -------------
         Net income as reported                         $       1,282      $       2,298
         Add: stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                               2                  4
         Deduct: total stock-based employee
           compensation expense determined under
           fair value method for all awards, net of
           related tax effect                                      (3)                (4)
         Pro forma net earnings                         $       1,281      $       2,298

         Earnings per share:

         Basic - as reported                            $        0.48      $        0.85
         Basic - pro forma                              $        0.48      $        0.85

         Diluted - as reported                          $        0.47      $        0.84
         Diluted - pro forma                            $        0.47      $        0.84



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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                              Three months ended                 Six months ended
                                                                   June 30,                          June 30,
                                                        ------------------------------    ------------------------------
                                                             2006             2005             2006             2005
                                                        -------------    -------------    -------------    -------------
         Net earnings                                   $       2,109    $       1,282    $       4,557    $       2,298

         Average number of shares outstanding               2,704,000        2,695,000        2,703,000        2,701,000
         Effect of dilutive options                            64,000           43,000           67,000           50,000
         Average number of shares outstanding used
         to calculate diluted earnings per share            2,768,000        2,738,000        2,770,000        2,751,000

         All outstanding options were included in the 2006 and 2005 computations.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended June 30, 2006 was $1,678,000 compared to $1,484,000 for the three months ended June 30, 2005. Comprehensive income for the six months ended June 30, 2006 was $4,100,000 compared to $1,937,000 for the six months ended June 30, 2005.

NOTE E - OTHER REAL ESTATE OWNED

         Loans that have become delinquent through non payment of scheduled principal and/or interest for 90 days are placed in nonaccrual and interest is no longer accrued. If a favorable restructuring cannot be made for the loan (provided the market value of the collateral is sufficient), or, if insufficient, the borrower is unable to make further payments, foreclosure procedures are initiated. If there are no bidders, or if bids are made and are insufficient to cover the debt, the Bank will acquire the property at sale under judgments, decrees, or mortgages where the property was originally security for debts previously contracted. A property carried as Other Real Estate Owned for $2,600,000 was disposed in the second quarter, with a net gain of $756,000.

NOTE F - SALE OF SHARES OF PACIFIC COAST BANKERS' BANCSHARES.

         A sale of 3,950 shares of Pacific Coast Bankers' Bancshares was arranged by Pacific Coast Bankers' Bancshares (PCBB) as part of its desire to expand the number of PCBB shareholders. The Bank continues to hold a remaining 1,450 shares. The sale resulted in a gain on sale of equity securities of $1,348,000 during the first quarter of 2006.


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

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended June 30, 2006 were $2,109,000, compared to net earnings of $1,282,000 for the quarter ended June 30, 2005, an increase of $827,000, or 64.51%. Net earnings for the six months ended June 30, 2006 were $4,557,000 compared to $2,298,000 for the six months ended June 30, 2005, an increase of $2,259,000, or 98.30%. Earnings before income tax expense for the quarter ended June 30, 2006 were $3,121,000, compared to $1,877,000 for the quarter ended June 30, 2005, an increase of $1,244,000, or 66.28%. Earnings before income tax were $6,644,000 for the six months ended June 30, 2006 compared to $3,308,000 for the six months ended June 30, 2005, an increase of $3,336,000, or 100.85%. Two major contributors to the increased income were a gain on sale of other equity securities (common stock of Pacific Coast Bankshares), which resulted in a pre tax profit of $1,348,000 in the first quarter of 2006, and a $756,000 pre tax gain on sale of Other Real Estate Owned in the second quarter of 2006.

         Net interest income for the quarter ended June 30, 2006 was $6,760,000, compared to $6,247,000 for the quarter ended June 30, 2005, an increase of $513,000, or 8.21%. Net interest income for the six months ended June 30, 2006 was $13,646,000 compared to $11,797,000 for the six months ended June 30, 2005, an increase of $1,849,000, or 15.67%. The prime lending rate was 7.75% at the beginning of the second quarter of 2006, and increased to 8.00% on May 10, 2006 and 8.25% on June 29, 2006, compared to 5.75% on April 1, 2005, 6.00% on May 3,
2005 and 6.25% on June 30, 2005. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index for the three months ended June 2006 (based on the three Index Months ended May 31), averaged 3.76%, compared to 2.51% for the three months ended June 2005.

         Basic earnings per share were $0.78 for the second quarter of 2006 compared to $0.48 for the second quarter of 2005. Diluted earnings per share were $0.76 for the second quarter of 2006 compared to $0.47 for the second quarter of 2005. Basic earnings per share were $1.69 for the six months ended June 30, 2006 compared to $0.85 for the six months ended June 30, 2005. Diluted earnings per share were $1.65 for the six months ended June 30, 2006 compared to $0.84 for the six months ended June 30, 2005.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2006 compared to the three-and six-month periods ended June 30, 2005.


Table 1
-------

                    NET INTEREST INCOME AND AVERAGE BALANCES
                           FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                     Three months ended June 30,
                                             ---------------------------------------------------------------------------
                                                             2006                                  2005
                                             ------------------------------------   ------------------------------------
                                                                       Annualized                             Annualized
                                                            Interest    Average                   Interest      Average
                                               Average      Income       Yield        Average     Income         Yield
INTEREST EARNING ASSETS                        Balance     (Expense)     (Cost)       Balance    (Expense)       (Cost)
                                             ----------   ----------   ----------   ----------   ----------   ----------
Loans, gross                                 $  371,430   $    7,596         8.20%  $  363,799   $    6,589         7.26%
Taxable securities                               67,162          687         4.10       55,156          445         3.24
Nontaxable securities                            55,303          481         3.49       39,475          330         3.35
Federal funds sold                               13,319          164         4.94       12,278           91         2.97
                                             ----------   ----------                ----------   ----------
     Total interest earning assets           $  507,214   $    8,928         7.06   $  470,708   $    7,455         6.35

NONINTEREST EARNING ASSETS
Cash and due from banks                      $   19,824                             $   19,705
Premises and equipment                           12,649                                 11,848
Other assets                                     22,348                                 20,591
                                             ----------                             ----------
     Total noninterest earning assets        $   54,821                             $   52,144
                                             ----------                             ----------
TOTAL ASSETS                                 $  562,035                             $  522,852
                                             ==========                             ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                     $   63,140   $      (81)       (0.51)  $   59,940   $      (42)       (0.28)
Money market                                    118,931         (803)       (2.71)     108,488         (410)       (1.52)
Savings                                          53,643          (66)       (0.49)      60,138          (44)       (0.29)
Time deposits                                   135,590       (1,163)       (3.44)     119,039         (708)       (2.39)
Federal funds purchased and other
     borrowings                                   4,294          (55)       (5.14)         505           (4)       (3.18)
                                             ----------   ----------                ----------   ----------
     Total interest bearing liabilities      $  375,598   $   (2,168)       (2.32)  $  348,110   $   (1,208)       (1.39)
                                             ----------   ----------                ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                                 120,931                                116,411
Other liabilities                                 7,621                                  5,991
                                             ----------                             ----------
     Total noninterest bearing liabilities   $  128,552                             $  122,402
                                             ----------                             ----------

TOTAL LIABILITIES                            $  504,150                             $  470,512
Stockholders' equity                         $   57,885                             $   52,340
                                             ----------                             ----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $  562,035                             $  522,852
                                             ==========                             ==========
NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                $    6,760         5.35%               $    6,247         5.32%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.


Table 2
-------
                    NET INTEREST INCOME AND AVERAGE BALANCES
                           FNB BANCORP AND SUBSIDIARY
                             (Dollars in thousands)

                                                                    Six months ended June 30,
                                             ---------------------------------------------------------------------------
                                                             2006                                  2005
                                             ------------------------------------   ------------------------------------
                                                                       Annualized                             Annualized
                                                            Interest    Average                   Interest     Average
                                               Average      Income       Yield        Average     Income        Yield
INTEREST EARNING ASSETS                        Balance     (Expense)     (Cost)       Balance    (Expense)      (Cost)
                                             ----------   ----------   ----------   ----------   ----------   ----------
Loans, gross                                 $  375,004   $   15,256         8.20%  $  350,815   $   12,283         7.06%
Taxable securities                               63,857        1,247         3.94       56,970          886         3.14
Nontaxable securities                            53,607          926         3.48       39,782          659         3.34
Federal funds sold                               14,445          336         4.69       10,341          142         2.77
                                             ----------   ----------                ----------   ----------
     Total interest earning assets           $  506,913   $   17,765         7.07   $  457,908   $   13,970         6.15

NONINTEREST EARNING ASSETS
Cash and due from banks                      $   19,573                             $   19,367
Premises and equipment                           12,402                                 11,719
Other assets                                     22,908                                 17,618
                                             ----------                             ----------
     Total noninterest earning assets        $   54,883                             $   48,704
                                             ----------                             ----------

TOTAL ASSETS                                 $  561,796                             $  506,612
                                             ==========                             ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                     $   61,845   ($     141)       (0.46)  $   56,934   ($      78)       (0.28)
Money market                                    120,598       (1,516)       (2.53)     105,741         (766)       (1.46)
Savings                                          55,392         (123)       (0.45)      59,750          (82)       (0.28)
Time deposits                                   137,830       (2,284)       (3.34)     108,234       (1,187)       (2.21)
Federal funds purchased and other
   Borrowings                                     2,159          (55)       (5.14)       4,704          (60)       (2.57)
                                             ----------   ----------                ----------   ----------
     Total interest bearing liabilities      $  377,824   $   (4,119)       (2.20)  $  335,363   $   (2,173)       (1.31)
                                             ----------   ----------                ----------   ----------
NONINTEREST BEARING LIABILITIES
Demand deposits                                 119,215                                112,953
Other liabilities                                 7,519                                  5,803
                                             ----------                             ----------
     Total noninterest bearing liabilities   $  126,734                             $  118,756
                                             ----------                             ----------

TOTAL LIABILITIES                            $  504,558                             $  454,119
Stockholders' equity                         $   57,238                             $   52,493
                                             ----------                             ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $  561,796                             $  506,612
                                             ==========                             ==========
NET INTEREST INCOME AND MARGIN
 ON TOTAL EARNING ASSETS                                  $   13,646         5.43%               $   11,797         5.20%

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2006 and 2005. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended June 30, 2006, average loans outstanding represented 73.2% of average earning assets. For the quarter ended June 30, 2005, they represented 77.3% of average earning assets. For the six months ended June 30, 2006 and 2005, average loans outstanding represented 74.0% and 76.6%, respectively, of average earning assets.

         The yield on total interest earning assets for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 increased from 6.35% to 7.06%, or 71 basis points. Contributing to this was a larger volume invested in loans, which increased by $7,631,000 or 2.10% quarter to quarter, with a yield increase of 94 basis points, or 12.95%. Interest income on total interest earning assets increased $1,473,000 or 19.76%.

         For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, the cost on total interest bearing liabilities increased from 1.39% to 2.32%, an increase of 93 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost increased from 2.39% to 3.44%, and the expense on these deposits increased $455,000 for the three months ended June 30, 2006 compared to 2005. Their average volume increased by $16,551,000, or 13.90%. The other significant increase was in money market deposits. Comparing the two quarters ended June 30, money market deposit average balances increased $10,443,000 or 9.63%, and their cost increased 119 basis points, or 78.29%, while the expense increased $393,000 or 95.85%.

         For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, interest income on interest earning assets increased $3,795,000 or 27.16%, and average earning assets increased $49,005,000, or 10.70%. Average loans increased by $24,189,000, or 6.90%. Interest on loans increased $2,973,000 or 24.20%. Their yield increased 114 basis points, or 16.15%. The cost on total interest bearing liabilities increased from 1.31% to 2.20%. Time deposit averages increased $29,596,000 or 27.34%. Their cost increased 113 basis points, or 51.13%. Money market deposit average balances increased $14,857,000, or 14.05%, and their cost increased 107 basis points, or 73.29%.

         For the three and six month periods ended June 30, 2006 and June 30, 2005, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year's volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

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


Table 3
-------
                                             FNB BANCORP AND SUBSIDIARY
                                            RATE/VOLUME VARIANCE ANALYSIS


                                              Three Months Ended June 30,
(Dollars in thousands)                          2006 Compared to 2005

                                         Interest                Variance
                                      Income/Expense          Attributable To
                                         Variance          Rate           Volume
                                       ------------    ------------    ------------
INTEREST EARNING ASSETS
Loans                                  $      1,007    $        851    $        156
Taxable securities                              242             119             123
Nontaxable securities                           151              13             138
Federal funds sold                               73              65               8
                                       ------------    ------------    ------------
   Total                               $      1,473           1,048    $        425
                                       ------------    ------------    ------------

INTEREST BEARING LIABILITIES
Demand deposits                        $         39    $         37    $          2
Money market                                    393             322              71
Savings deposits                                 22              30              (8)
Time deposits                                   455             357              98
Federal funds and other borrowings               51               2              49
                                       ------------    ------------    ------------
   Total                               $        960    $        748    $        212
                                       ------------    ------------    ------------

NET INTEREST INCOME                    $        513    $        300    $        213
                                       ============    ============    ============



Table 4
-------
                                             FNB BANCORP AND SUBSIDIARY
                                            RATE/VOLUME VARIANCE ANALYSIS

                                              Six Months Ended June 30,
(Dollars in thousands)                          2006 Compared To 2005

                                         Interest                Variance
                                      Income/Expense          Attributable To
                                         Variance          Rate           Volume
                                       ------------    ------------    ------------
INTEREST EARNING ASSETS
Loans                                  $      2,973    $      2,126    $        847
Taxable securities                              361             226             135
Nontaxable securities                           267              28             239
Federal funds sold                              194             138              56
                                       ------------    ------------    ------------
   Total                               $      3,795    $      2,518    $      1,277
                                       ------------    ------------    ------------

INTEREST BEARING LIABILITIES
Demand deposits                        $         63    $         56    $          7
Money market                                    750             563             187
Savings deposits                                 41              51             (10)
Time deposits                                 1,097             772             325
Federal funds and other borrowings               (5)             60             (65)
                                       ------------    ------------    ------------
   Total                               $      1,946    $      1,502    $        444
                                       ------------    ------------    ------------

NET INTEREST INCOME                    $      1,849    $      1,016    $        833
                                       ============    ============    ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 5
-------
                                                                               NONINTEREST INCOME

                                                                Three months ended           Six months ended
                                                                     June 30,                     June 30,
(Dollars in thousands)                                         2006           2005           2006           2005
                                                           ------------   ------------   ------------   ------------
Gain on sale of other equity securities                    $         --   $         --   $      1,348   $         --
Gain - sale of other real estate owned                              756             --            756             --
Service charges                                                     628            585          1,231          1,152
Credit card fees                                                    216            217            409            433
Other income                                                        227            207            399            327
                                                           ------------   ------------   ------------   ------------
   Total noninterest income                                $      1,827   $      1,009   $      4,143   $      1,912
                                                           ============   ============   ============   ============

         Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. For the quarter ended June 30, 2006 compared to June 30, 2005, total noninterest income increased by $818,000 or 81.07%. The second quarter of 2006 included a gain on the sale of other real estate owned for $756,000. Service charges increased by $43,000, credit card fees decreased $1,000, offset by an increase in other income, which increased $20,000. For the six months ended June 30, 2006 and June
30, 2005, total noninterest income increased by $2,231,000, or 116.68%. The only significant changes were the gain on sale of other equity securities for $1,348,000, and the gain on sale of other real estate owned, for $756,000. These two items accounted for 94.31% of the six month change.

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6
-------
                                                                              NONINTEREST EXPENSE

                                                                Three months ended           Six months ended
                                                                     June 30,                     June 30,
(Dollars in thousands)                                         2006           2005           2006           2005
                                                           ------------   ------------   ------------   ------------
Salaries and employee benefits                             $      3,025   $      2,807   $      6,204   $      5,612
Occupancy expense                                                   420            343            836            658
Equipment expense                                                   404            413            837            783
Professional fees                                                   270            284            543            534
Telephone, postage and supplies                                     246            230            495            424
Bankcard expense                                                    203            204            387            403
Other expense                                                       778            948          1,573          1,717
                                                           ------------   ------------   ------------   ------------
   Total noninterest expense                               $      5,346   $      5,229   $     10,875   $     10,131
                                                           ============   ============   ============   ============

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2006 compared to three months ended June 30, 2005, it represented 56.6% and 53.7% of total noninterest expenses. For the six months ended June 30, 2006 and 2005, it was 57.0% and 55.4% respectively of total noninterest expense. The staff at the two former Sequoia National Bank branches are in the 2006 quarter for three months, versus two months in 2005. For the six months of 2006, they are in the 2006 period for six months, but only two months in 2005. The same reason accounts for occupancy expense increases of $77,000 for the quarter and $178,000 for the six months. The remaining categories are less significant. Other expense decreased $170,000 in the quarter ended June 30, 2006 over the quarter ended June 30, 2005. The principal decrease was $308,000 in acquisition related expense, in connection with Sequoia National Bank for the second quarter of 2005. This was offset by a provision for losses on unfunded commitments of $45,000 in 2006, and $40,000 deposit premium amortization. Numerous smaller variances account for the remainder. For the six months ended June 30, 2006 and 2005, the decrease in other expense was $144,000. The principal decrease was $308,000 in acquisition related expense in 2005, partly offset by a $60,000 provision for loan losses on unfunded commitments in 2006, and $80,000 in deposit premium amortization. Other expenses for the quarter of June 2006 decreased from the same quarter in 2005 by $170,000.

Income Taxes
------------

         The effective tax rate for the quarter ended June 30, 2006 was 32.4% compared to 31.7% for the quarter ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 and June 30, 2005, respectively was 31.4% and 30.5%. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate. 2006 was also affected by the gain on sale of equity securities and the sale of other real estate owned. the gain on sale of equity securities

Asset and Liability Management
------------------------------

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at June 30, 2006 are adequate to meet its operating needs in 2006 and going forward into the foreseeable future.

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

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of June 30, 2006. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.


Table 7
-------
                                                                  RATE SENSITIVE ASSETS/LIABILITIES
                                                                            As of June 30, 2006
(Dollars in thousands)
                                                                 Over
                                                  Three         Three To    Over One        Over          Not
                                                  Months         Twelve      Through        Five         Rate-
                                                  Or Less        Months    Five Years       Years      Sensitive       Total
                                                 ---------     ---------    ---------     ---------    ---------     ---------
Interest earning assets:
Federal funds sold                               $   9,725     $      --    $      --     $      --    $      --     $   9,725
Securities available for sale                       11,008        38,794       44,183        32,169           --       126,154
Loans                                              252,061        16,615       67,367        52,237          261       388,541
                                                 -----------------------------------------------------------------------------
   Total interest earning assets                   272,794        55,409      111,550        84,406          261       524,420
Cash and due from banks                                 --            --           --            --       22,753        22,753
Allowance for loan losses                               --            --           --            --       (4,812)       (4,812)
Other assets                                            --            --           --            --       38,906        38,906
                                                 -----------------------------------------------------------------------------
  Total assets                                   $ 272,794     $  55,409    $ 111,550     $  84,406    $  57,108     $ 581,267
                                                 =============================================================================

Interest bearing liabilities:
Demand, interest bearing                         $  65,546     $      --    $      --     $      --    $      --     $  65,546
Savings and money market                           168,521            --           --            --           --       168,521
Time deposits                                       48,210        64,900       15,959            --           --       129,069
 Federal Home Loan Bank advances                        --        10,000       20,000            --           --        30,000
                                                 -----------------------------------------------------------------------------
   Total interest bearing liabilities              282,277        74,900       35,959            --           --       393,136
                                                 -----------------------------------------------------------------------------
Noninterest demand deposits                             --            --           --            --      122,425       122,425
Other liabilities                                       --            --           --            --        7,320         7,320
Stockholders' equity                                    --            --           --            --       58,386        58,386
                                                 -----------------------------------------------------------------------------
   Total liabilities and stockholders' equity    $ 282,277     $  74,900    $  35,959     $      --    $ 188,131     $ 581,267
                                                 =============================================================================
Interest rate sensitivity gap                    $  (9,483)    $ (19,491)   $  75,591     $  84,406    $(131,023)    $      --
                                                 =============================================================================

Cumulative interest rate sensitivity gap         $  (9,483)    $ (28,974)   $  46,617     $ 131,023    $      --     $      --

Cumulative interest rate sensitivity gap ratio       (3.48%)       (8.83%)      10.60%        25.00%          --            --

Financial Condition
-------------------

         Assets. Total assets increased to $581,267,000 at June 30, 2006 from $569,141,000 at December 31, 2005, an increase of $12,126,000. Most of this increase was in securities available for sale, which increased $12,691,000. Other real estate owned decreased $2,600,000, and the remaining categories increased by $2,035,000 net. Most of the increase in total assets was funded by an Federal Home Loan Bank borrowings of $30,000,000, which also offset the decrease in deposits of $21,983,000.

         Loans. Gross loans at June 30, 2006 were $389,095,000, an increase of $3,539,000 or 0.92% from December 31, 2005. Gross real estate loans increased $2,393,000, construction loans increased $2,904,000, while the commercial and consumer loans decreased by a total of $1,758,000. The portfolio breakdown was as follows.


Table 8
-------
                                                             LOAN PORTFOLIO

                                         June 30,                    December 31,
(In thousands)                             2006          Percent         2005         Percent
                                       ------------   ------------   ------------   ------------
Real Estate                            $    305,206           78.4%  $    302,813           78.5%
Construction                                 29,147            7.5         26,243            6.8
Commercial                                   51,669           13.3         53,070           13.8
Consumer                                      3,063            0.8          3,420            0.9
                                       ------------   ------------   ------------   ------------
   Gross loans                              389,085          100.0%       385,546          100.0%
                                                      ============                  ============
Net deferred loan fees                         (544)                         (948)
Allowance for loan losses                    (4,812)                       (4,547)
                                       ------------                  ------------
   Net loans                           $    383,729                  $    380,051
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

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2006 and the six months ended June 30, 2005 is as follows. During the quarter ended June 30, 2005, the $700,000 balance in Sequoia National Bank's allowance for loan losses was added to the Bank's allowance as part of the acquisition entries.

Table 9
-------
                                                             ALLOWANCE FOR LOAN LOSSES

                                                         Six months ended  Six months ended
(In thousands)                                             June 30, 2006     June 30, 2005
                                                           -------------     -------------
Balance, beginning of period                               $       4,547     $       3,334
Provision for loan losses                                            270               270
Recoveries                                                             1                13
Amounts charged off                                                   (6)              (85)
Allowance acquired in business combination                            --               700
                                                           -------------     -------------
Balance, end of period                                     $       4,812     $       4,232
                                                           =============     =============

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2006. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2006, there were $261,000 in non-accrual loans, compared to $17,000 at December 31, 2005. There was no Other Real Estate Owned at June 30, 2006, and no loans past due 90 days and still accruing. At December 31, 2005, there was $2,600,000 in Other Real Estate Owned. This property secured a loan with an original balance of $3,592,000. When borrowers were unable to make payments, the loan was written down to its appraised value in June 2003, March 2004 and March 2005, leaving a balance of $2,600,000. The property was taken back through trustee's sale on April 1, 2005, and booked as Other Real Estate Owned for $2,600,000. It was sold in the second quarter of 2006 for $3,356,000, resulting in a net gain of $756,000. There were no foreclosed assets or loans past due 90 days and still accruing at December 31, 2005.

         Deposits. Total deposits at June 30, 2006 were $485,561,000 compared to $507,544,000 on December 31, 2005. Of these totals, noninterest-bearing demand deposits were $122,425,000 or 25.2% of the total on June 30, 2006 and $123,641,000 or 24.4% on December 31, 2005. Time deposits were $129,069,000 on
June 30, 2006 and $140,833,000 on December 31, 2005.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2006:

         Table 10
         --------

         (Dollars in thousands)                           Under        $100,000
         Maturities:                                    $100,000        Or more        Total
                                                      ------------   ------------   ------------
         Three months or less                         $     18,479   $     29,731   $     48,210
         Over three to six months                           14,177         23,235         37,412
         Over six through twelve months                     15,736         11,752         27,488
         Over twelve months                                 10,270          5,689         15,959
                                                      ------------   ------------   ------------
             Total                                    $     58,662   $     70,407   $    129,069
                                                      ------------   ------------   ------------

         The following table shows the risk-based capital ratios and leverage ratios at June 30, 2006 and December 31, 2005 for the Bank:

         Table 11
         --------                                                                      Minimum "Well
                                                         June 30,     December 31,     Capitalized"
         Risk-Based Capital Ratios                         2006          2005          Requirements
         ------------------------------                -----------   ------------      ------------
         Tier 1 Capital                                   11.36%         10.64%   >       6.00%
                                                                                  -

         Total Capital                                    12.35%         11.56%   >      10.00%
                                                                                  -

         Leverage Ratios                                  10.06%          9.47%   >       5.00%
                                                                                  -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimal loss. As of June 30, 2006, Liquid Assets were $158,632,000, or 27.3% of total assets. As of December 31, 2005, Liquid Assets were $148,761,000, or 26.1% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2006 net loans were at 79.0% of deposits. On December 31, 2005 net loans were at 74.9% of deposits.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.

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

Other Matters

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $110,517,000 and $97,701,000 at June 30, 2006 and December 31, 2005,
respectively. As a percentage of net loans, these off-balance sheet items represent 28.8% and 25.7% respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended June 30, 2006, the prime lending rate started at 7.75%, and increased to 8.00% on May 11, 2006 and 8.25% on June 29, 2006. For the quarter ended June 30, 2005, the prime lending rate started at 5.75%, increased to 6.00% on May 3, 2005 and 6.25% on June 30, 2005.

Item 4. Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 1.  Legal Procedures

         There are no material legal proceedings currently pending against the Company or the Bank, other than ordinary routine litigation incidental to their business.

Item 1A. Risk Factors

                  There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A., Part 1 of Form 10-K as of December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         c)       ISSUER PURCHASES OF EQUITY SECURITIES

On June 12, 2006, certain outstanding stock options were exercised by an employee/optionee, and, in partial payment of the exercise price of such stock options, 266 shares of the common stock of the Company already held by such optionee were surrendered to the Company and canceled, all in accordance with the terms of the Company's Stock Option Plans. The value of the 266 shares was determined to be $36.50 per share.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of FNB Bancorp was held on May 17, 2006. Two matters were voted on at the Annual Meeting: the election of Directors, and a proposal to ratify and approve the appointment of Moss Adams LLP as independent auditors of FNB Bancorp for the 2006 fiscal year. The nine appointees identified in the proxy statement for the Annual Meeting were elected as Directors, and the appointment of Moss Adams LLP was approved. Set forth below is a summary of the voting:

          Election of Directors              Votes For           Votes Withheld
          ---------------------              ---------           --------------
          Michael R.   Wyman                 1,807,846                8,886
          Thomas C. McGraw                   1,807,846                8,886
          Neil J. Vannucci                   1,808,152                8,580
          Edward W. Watson                   1,807,754                8,978
          Lisa Angelot                       1,807,846                8,886
          Jim D. Black                       1,807,846                8,886
          Anthony J. Clifford                1,807,448                9,284
          R. Albert Roensch                  1,807,448                9,284
          Michael Pacelli                    1,807,846                8,886


          Appointment of Moss Adams LLP         For      Against     Abstain
          -----------------------------         ---      -------     -------
                                             1,800,625     190       15,917

Item 6.  Exhibits

         Exhibits

         31:      Rule 13a-14(a)/15d-14(a) Certifications
         32:      Section 1350 Certifications


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       FNB BANCORP
                                       (Registrant)
Dated:

August 11, 2006.                       By: /s/ THOMAS C. MCGRAW
                                           -------------------------------------
                                           Thomas C. McGraw
                                           Chief Executive Officer
                                           (Authorized Officer)


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