Form 10-Q
period 2006-09-30
FNB BANCORP/CA/
filed 2006-11-09
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006
                -------------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of November 1, 2006: 2,717,604 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                       FNB BANCORP AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                         (Dollars in thousands)
                                                 ASSETS

                                                                            September 30,  December 31,
                                                                                2006           2005
                                                                            ------------   ------------
         Cash and due from banks                                            $     16,675   $     19,068
         Federal funds sold                                                           --         16,230
                                                                            ------------   ------------

              Cash and cash equivalents                                           16,675         35,298

         Securities available-for-sale                                           136,133        113,463
         Loans, net                                                              393,839        380,051
         Bank premises, equipment, and leasehold improvements                     13,300         12,028
         Other real estate owned                                                      --          2,600
         Goodwill                                                                  1,841          1,841
         Accrued interest receivable and other assets                             24,191         23,860
                                                                            ------------   ------------

              Total assets                                                  $    585,979   $    569,141
                                                                            ============   ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits:
          Demand, noninterest bearing                                       $    121,005   $    123,641
          Demand, interest bearing                                                59,064         62,581
          Savings and money market                                               170,378        180,489
          Time                                                                   126,431        140,833
                                                                            ------------   ------------

              Total deposits                                                     476,878        507,544

         Federal Home Loan Bank advances                                          30,000             --
         Federal funds purchased                                                  10,622             --
         Accrued expenses and other liabilities                                    8,007          6,354
                                                                            ------------   ------------

              Total liabilities                                                  525,507        513,898
                                                                            ------------   ------------

         Stockholders' equity:
          Common stock, no par value, authorized 10,000,000 shares;
            Issued and outstanding 2,718,000 shares at September 30, 2006
            and 2,700,000 shares at December 31, 2005                             35,144         34,793
         Additional paid-in capital                                                   50             19
          Retained earnings                                                       25,233         20,832
          Accumulated other comprehensive income/(loss)                               45           (401)
                                                                            ------------   ------------

              Total stockholders' equity                                          60,472         55,243
                                                                            ------------   ------------

              Total liabilities and stockholders' equity                    $    585,979   $    569,141
                                                                            ============   ============

          See accompanying notes to consolidated financial statements.

                                           FNB BANCORP AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF EARNINGS
                                                  (UNAUDITED)
                                (Dollars in thousands, except per share amounts)

                                                          Three months ended            Nine months ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2006           2005           2006           2005
                                                      ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                          $      7,947   $      6,972   $     23,203   $     19,255
  Interest on securities                                       761            550          2,008          1,436
  Interest on tax-exempt securities                            538            397          1,464          1,056
  Federal funds sold                                           256            114            592            256
                                                      ------------   ------------   ------------   ------------
     Total interest income                                   9,502          8,033         27,267         22,003
                                                      ------------   ------------   ------------   ------------

Interest expense:
  Interest on deposits                                       2,355          1,566          6,419          3,679
  Federal Home Loan Bank advances                              421             --            458             --
  Federal funds purchased                                       10              1             28             61
                                                      ------------   ------------   ------------   ------------
     Total interest expense                                  2,786          1,567          6,905          3,740
                                                      ------------   ------------   ------------   ------------
Net interest income                                          6,716          6,466         20,362         18,263
Provision for loan losses                                      120            165            390            435
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          6,596          6,301         19,972         17,828
                                                      ------------   ------------   ------------   ------------

Noninterest income:
 Gain on sale of other equity securities                         4             --          1,352             --
 Gain on sale of other real estate owned                        --             --            756             --
  Service charges                                              630            590          1,861          1,742
  Credit card fees                                             193            218            602            651
  Other income                                                 219            185            618            512
                                                      ------------   ------------   ------------   ------------
     Total noninterest income                                1,046            993          5,189          2,905
                                                      ------------   ------------   ------------   ------------

Noninterest expense:
  Salaries and employee benefits                             3,005          2,823          9,209          8,435
  Occupancy expense                                            440            400          1,276          1,058
  Equipment expense                                            393            406          1,230          1,189
  Professional fees                                            326            195            869            729
  Telephone, postage and supplies                              278            271            773            695
  Bankcard expenses                                            189            205            576            608
  Other expense                                                758            767          2,331          2,484
                                                      ------------   ------------   ------------   ------------
     Total noninterest expense                               5,389          5,067         16,264         15,198
                                                      ------------   ------------   ------------   ------------
     Earnings before income tax expense                      2,253          2,227          8,897          5,535
Income tax expense                                             787            674          2,874          1,684
                                                      ------------   ------------   ------------   ------------
     NET EARNINGS                                     $      1,466   $      1,553   $      6,023   $      3,851
                                                      ============   ============   ============   ============

Earnings per share data:
  Basic                                               $       0.54   $       0.58   $       2.23   $       1.43

  Diluted                                             $       0.53   $       0.57   $       2.18   $       1.40

Weighted average shares outstanding:
  Basic                                                  2,707,000      2,695,000      2,704,000      2,699,000

  Diluted                                                2,766,000      2,736,000      2,765,000      2,746,000

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                      FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Dollars in thousands)

                                               Three months ended              Nine months ended
                                                  September 30,                  September 30,
                                           ---------------------------    ---------------------------
                                               2006           2005            2006           2005
                                           ------------   ------------    ------------   ------------
Net earnings                               $      1,466   $      1,553    $      6,023   $      3,851
Unrealized gain/(loss) on AFS securities            903           (270)            446           (631)
                                           ------------   ------------    ------------   ------------
   Total comprehensive income              $      2,369   $      1,283    $      6,469   $      3,220
                                           ============   ============    ============   ============

                                      FNB BANCORP AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                        (Dollars in thousands)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                       ----------------------------
                                                                                           2006            2005
                                                                                       ------------    ------------
Cash flow from operating activities:
  Net earnings                                                                         $      6,023    $      3,851
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                               944           1,012
    Stock-based compensation expense                                                             31               7
    Provision for loan losses                                                                   390             435
    Securities write-down                                                                        --              66
    Gain on sale of other equity securities                                                  (1,352)             --
    Gain-sale of other real estate owned                                                       (756)             --
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                            1,021          (5,202)
      Accrued expenses and other liabilities                                                  1,343           2,105
                                                                                       ------------    ------------
         Net cash provided by operating activities                                            7,644           2,274
                                                                                       ------------    ------------

Cash flows from investing activities:
    Purchase of securities available-for-sale                                               (45,105)        (40,636)
    Proceeds from matured/called/securities available-for-sale                               23,135          23,022
    Proceeds from sale of other real estate owned                                             3,356              --
    Net (increase)/decrease in loans                                                        (14,178)          9,705
    Proceeds from sale of bank premises, equipment and leasehold improvements                   491             241
    Purchase of bank premises, equipment and leasehold improvements                          (2,651)         (1,430)
    Cash and equivalents received in bank acquisition, net of cash paid                          --           9,602
                                                                                       ------------    ------------
         Net cash (used)/provided by investing activities                                   (34,952)            504
                                                                                       ------------    ------------

Cash flows from financing activities:
    Net decrease/(increase) in demand and savings deposits                                  (16,264)            847
    Net (decrease)/increase in time deposits                                                (14,402)         22,787
    Net decrease in federal funds purchased                                                  10,622         (18,667)
    Net increase in Federal Home Loan Bank advances                                          30,000              --
    Net change in dividends declared                                                           (406)             --
    Dividends paid                                                                           (1,217)         (1,150)
    Repurchase of common stock                                                                  (73)           (765)
    Issuance of common stock                                                                    425              45
                                                                                       ------------    ------------
         Net cash provided by financing activities                                            8,685           3,097
                                                                                       ------------    ------------

         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (18,623)          5,875

Cash and cash equivalents at beginning of period                                             35,298          17,084
                                                                                       ------------    ------------
Cash and cash equivalents at end of period                                             $     16,675    $     22,959
                                                                                       ============    ============

Additional cash flow information:
   Interest paid                                                                       $      6,720    $      3,335
   Income taxes paid                                                                   $      3,185    $      1,576
Non-cash investing and financing activity:
Accrued dividends                                                                               406             385

Change in unrealized gain on sale of AFS securities, net of $446,000 tax effect, was $310,000 in 2006, and dividends accrued, unpaid, were $406,000. In 2005, the change in unrealized loss on sale of securities, net of of
$439,000 tax effect, was $631,000, and dividends accrued, unpaid, were $385,000.

          See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

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

         At September 30, 2006, the Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Incentive stock options are granted to bank officers who have been employed for at least one year at the time the options are granted. Non-qualified options are granted to non-employee directors at the same time as the bank officers, but do not require a minimum of one year service.

         Awards under the Company's plan vest at a rate of 20 percent per year over a period of five years for Incentive Options and vest immediately for Nonstatutory Options. Options vest over a five year period and have a life of ten years. Options are granted at an exercise price equal to the market price of the Company's stock at the date of grant. The expected life is the five-year vesting period. The options granted are increased by the amount, if any, of stock dividends granted annually.

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

         The amount of compensation expense for options recorded in the quarters ended September 30, 2006 and September 30 2005 was $8,000 and $5,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods. The amount of compensation expense for options recorded in the nine months ended September 30, 2006 and September 30 2005 was $31,000 and $7,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods.

         The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $41,000 under the 2002 Plan and $39,000 under the 1997 Plan. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $60,000 under the 2002 Plan and $194,000 under the 1997 Plan.

         The amount of total unrecognized compensation expense related to non-vested options at September 30, 2006 was $99,000, and the weighted average period it will be amortized over is 3.1 years.

         Effective January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment", on a modified prospective basis.

         A summary of option activity under the 2002 FNB Bancorp Plan as of September 30, 2006 and changes during the quarter then ended is presented below. The weighted average fair value of the total options granted in June 2006 was $1.54.


                                                                                Weighted-
         2002 FNB Bancorp Plan                                                   Average
                                                                Weighted-       Remaining     Aggregate
                                                                Average        Contractual    Intrinsic
                                                                Exercise          Term          Value
         Options                                  Shares         Price          (in years)      (000)
         ------------------------------------------------------------------------------------------------
         Outstanding at June 30, 2006             194,712    $      28.12
         Granted                                       --              --
         Exercised                                 (4,852)   $      26.55
         Forfeited or expired                        (735)   $      31.08
         Outstanding at September 30, 2006        189,125    $      28.15            7.8   $      1,296
         Exercisable at September 30, 2006         75,008    $      25.08            6.9   $        744

         A summary of option activity under the 1997 FNB Bancorp Plan as of September 30, 2006, and changes during the quarter then ended is presented below:

         1997 FNB Bancorp Plan                                                  Weighted-
                                                                                 Average
                                                                Weighted-       Remaining     Aggregate
                                                                Average        Contractual    Intrinsic
                                                                Exercise          Term          Value
         Options                                  Shares         Price          (in years)      (000)
         ------------------------------------------------------------------------------------------------
         Outstanding at June 30, 2006              58,596    $      19.86
         Granted                                       --              --
         Exercised                                 (2,548)   $      19.76
         Forfeited or expired                          --
         Outstanding at September 30, 2006         56,048    $      19.86            3.5   $        849
         Exercisable at September 30, 2006         56,048    $      19.86            3.5   $        849

         A summary of option activity under the 2002 FNB Bancorp Plan as of September 30, 2006 and changes during the nine months then ended is presented below. The weighted average fair value of the options granted in June 2006 was $1.54.


                                                                                Weighted-
         2002 FNB Bancorp Plan                                                   Average
                                                                Weighted-       Remaining     Aggregate
                                                                Average        Contractual    Intrinsic
                                                                Exercise          Term          Value
         Options                                  Shares         Price          (in years)      (000)
         ------------------------------------------------------------------------------------------------
         Outstanding at January 1, 2006           154,899    $      25.83
         Granted                                   43,050    $      36.25
         Exercised                                 (6,679)   $      26.08
         Forfeited or expired                      (2,145)   $      29.91
         Outstanding at September 30, 2006        189,125    $      28.15            7.8   $      1,296
         Exercisable at September 30, 2006         75,008    $      25.08            6.9   $        744

         A summary of option activity under the 1997 FNB Bancorp Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

         1997 FNB Bancorp Plan                                                  Weighted-
                                                                                 Average
                                                                Weighted-       Remaining     Aggregate
                                                                Average        Contractual    Intrinsic
                                                                Exercise          Term          Value
         Options                                  Shares         Price          (in years)      (000)
         ------------------------------------------------------------------------------------------------
         Outstanding at January 1, 2006             68,739   $      19.84
         Granted                                        --             --
         Exercised                                 (12,691)  $      19.74
         Forfeited or expired                           --             --
         Outstanding at September 30, 2006          56,048   $      19.86            3.5   $        849
         Exercisable at September 30, 2006          56,048   $      19.86            3.5   $        849

         The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period in 2005.

         (Dollars in thousands, except per share)     Three months ended    Nine months ended
                                                      September 30, 2005    September 30, 2005
                                                      ------------------    ------------------
         Net income as reported                       $            1,553    $            3,851
         Add: stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                                  3                     7
         Deduct: total stock-based employee
           compensation expense determined under
           fair value method for all awards, net of
           related tax effect                                         (3)                   (4)
                                                      ------------------    ------------------
         Pro forma net earnings                       $            1,553    $            3,854

         Earnings per share:

         Basic - as reported                          $             0.58    $             1.43
         Basic - pro forma                            $             0.58    $             1.43

         Diluted - as reported                        $             0.57    $             1.40
         Diluted - pro forma                          $             0.57    $             1.40

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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                         Three months ended             Nine months ended
                                                            September 30,                 September 30,
                                                     ---------------------------   ---------------------------
                                                         2006           2005           2006           2005
                                                     ------------   ------------   ------------   ------------
         Net earnings                                $      1,466   $      1,553   $      6,023   $      3,851

         Average number of shares outstanding           2,707,000      2,695,000      2,704,000      2,699,000
         Effect of dilutive options                        59,000         41,000         61,000         47,000
         Average number of shares outstanding used
         to calculate diluted earnings per share        2,766,000      2,736,000      2,765,000      2,746,000

         All outstanding options were included in the 2006 and 2005 computations.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended September 30, 2006 was $2,369,000 compared to $1,283,000 for the three months ended September 30, 2005. Comprehensive income for the nine months ended September 30, 2006 was $6,469,000 compared to $3,220,000 for the nine months ended September 30, 2005.

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

NOTE F - SALE OF SHARES OF PACIFIC COAST BANKERS' BANCSHARES.

         A sale of 3,950 shares of Pacific Coast Bankers' Bancshares was arranged by Pacific Coast Bankers' Bancshares (PCBB) as part of its desire to expand the number of PCBB shareholders. The Bank continues to hold a remaining 1,450 shares. The sale resulted in a pre-tax gain on sale of equity securities of $1,348,000 during the first quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Forward-Looking Information and Uncertainties Regarding Future Financial Performance.

         This report, including management's discussion below, concerning earnings and financial condition, contains "forward-looking statements". Forward-looking statements are estimates of or statements about expectations or beliefs regarding the Company's future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

         Critical Accounting Policies And Estimates
         ------------------------------------------

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following policy requires significant judgments and estimates.

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

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended September 30, 2006 were $1,466,000, compared to net earnings of $1,553,000 for the quarter ended September 30, 2005, a decrease of $87,000, or 5.60%. Net earnings for the nine months ended September 30, 2006 were $6,023,000 compared to $3,851,000 for the nine months ended September 30, 2005, an increase of $2,172,000, or 56.40%. Earnings before income tax expense for the quarter ended September 30, 2006 were $2,253,000, compared to $2,227,000 for the quarter ended September 30, 2005, an increase of $26,000, or 1.17%. Earnings before income tax were $8,897,000 for the nine months ended September 30, 2006 compared to $5,535,000 for the nine months ended September 30, 2005, an increase of $3,362,000, or 60.74%. Two major contributors to the increased income were a gain on sale of other equity securities (common stock of Pacific Coast Bankshares), which resulted in a pre tax profit of $1,348,000 in the first quarter of 2006, and a $756,000 pre tax gain on sale of Other Real Estate Owned in the second quarter of 2006.

         Net interest income for the quarter ended September 30, 2006 was $6,716,000, compared to $6,466,000 for the quarter ended September 30, 2005, an increase of $250,000, or 3.87%. Net interest income for the nine months ended September 30, 2006 was $20,362,000 compared to $18,263,000 for the nine months ended September 30, 2005, an increase of $2,099,000, or 11.50%. The prime lending rate was 8.25% during the entire third quarter of 2006, compared to 6.25% on July 1, 2005, 6.50% on August 9, 2005 and 6.75% on September 30, 2005.
The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index for the three months ended September 2006 (based on the three Index Months ended August 31), averaged 4.18%, compared to 2.77% for the three months ended September 2005.

         Basic earnings per share were $0.54 for the third quarter of 2006 compared to $0.58 for the third quarter of 2005. Diluted earnings per share were $0.53 for the third quarter of 2006 compared to $0.57 for the third quarter of 2005. Basic earnings per share were $2.23 for the nine months ended September 30, 2006 compared to $1.43 for the nine months ended September 30, 2005. Diluted earnings per share were $2.18 for the nine months ended September 30, 2006 compared to $1.40 for the nine months ended September 30, 2005.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2006 compared to the three-and nine-month periods ended September 30, 2005.

Table 1                                     NET INTEREST INCOME AND AVERAGE BALANCES
-------                                             FNB BANCORP AND SUBSIDIARY
                                                      (Dollars in thousands)

                                                                    Three months ended September 30,
                                             -------------------------------------------------------------------------------------
                                                              2006                                        2005
                                             ---------------------------------------     -----------------------------------------
                                                                        Annualized                                      Annualized
                                                             Interest    Average                         Interest        Average
                                               Average       Income       Yield            Average       Income           Yield
INTEREST EARNING ASSETS                        Balance      (Expense)     (Cost)           Balance      (Expense)         (Cost)
                                             ------------   ----------  ------------     ------------   ------------    ----------
Loans, gross                                 $    382,337   $    7,947          8.25%    $    370,481   $      6,972          7.47%
Taxable securities                                 71,183          761          4.24           63,597            550          3.43
Nontaxable securities                              59,195          538          3.61           46,140            397          3.41
Federal funds sold                                 19,583          256          5.19           13,280            114          3.41
                                             ------------   ----------                   ------------   ------------
     Total interest earning assets           $    532,298   $    9,502          7.08     $    493,498   $      8,033          6.46

NONINTEREST EARNING ASSETS
Cash and due from banks                      $     19,418                                $     19,690
Premises and equipment                             13,241                                      12,096
Other assets                                       20,350                                      22,931
                                             ------------                                ------------
     Total noninterest earning assets        $     53,009                                $     54,717
                                             ------------                                ------------

TOTAL ASSETS                                 $    585,307                                $    548,215
                                             ============                                ============

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                     $     63,648   ($     106)        (0.66)    $     56,004   ($        31)        (0.22)
Money market                                      120,987         (961)        (3.15)         114,481           (520)        (1.80)
Savings                                            53,224          (72)        (0.54)          58,169            (45)        (0.31)
Time deposits                                     127,267       (1,216)        (3.79)         140,072           (970)        (2.75)
Federal Home Loan Bank advances                    30,000         (421)        (5.57)              --             --            --
Federal funds purchased                               496          (10)        (8.00)              89             (1)        (4.46)
                                             ------------   ----------                   ------------   ------------
     Total interest bearing liabilities      $    395,622   ($   2,786)        (2.79)    $    368,815   ($     1,567)        (1.69)
                                             ------------   ----------                   ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                                   122,163                                     119,219
Other liabilities                                   7,799                                       6,601
                                             ------------                                ------------
     Total noninterest bearing liabilities   $    129,962                                $    125,820
                                             ------------                                ------------

TOTAL LIABILITIES                            $    525,584                                $    494,635
Stockholders' equity                         $     59,723                                $     53,580
                                             ------------                                ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $    585,307                                $    548,215
                                             ============                                ============

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                  $    6,716          5.01%                   $      6,466          5.20%

Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

Table 2                                     NET INTEREST INCOME AND AVERAGE BALANCES
                                                    FNB BANCORP AND SUBSIDIARY
                                                      (Dollars in thousands)

                                                                        Nine months ended September 30,
                                             -------------------------------------------------------------------------------------
                                                              2006                                        2005
                                             ---------------------------------------     -----------------------------------------
                                                                        Annualized                                      Annualized
                                                             Interest    Average                         Interest        Average
                                               Average       Income       Yield            Average       Income           Yield
INTEREST EARNING ASSETS                        Balance      (Expense)     (Cost)           Balance      (Expense)         (Cost)
                                             ------------   ----------  ------------     ------------   ------------    ----------
Loans, gross                                 $    377,475   $   23,203          8.22%    $    357,443   $     19,255           7.20%
Taxable securities                                 66,326        2,008          4.05           59,203          1,436           3.24
Nontaxable securities                              55,490        1,464          3.53           41,925          1,056           3.37
Federal funds sold                                 16,176          592          4.89           11,331            256           3.03
                                             ------------   ----------                   ------------   ------------
     Total interest earning assets           $    515,467   $   27,267          7.07     $    469,902   $     22,003           6.26

NONINTEREST EARNING ASSETS
Cash and due from banks                      $     19,521                                $     19,476
Premises and equipment                             12,684                                      11,846
Other assets                                       22,047                                      19,408
                                             ------------                                ------------
     Total noninterest earning assets        $     54,252                                $     50,730
                                             ------------                                ------------

TOTAL ASSETS                                 $    569,719                                $    520,632
                                             ============                                ============

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                     $     62,453   ($     247)        (0.53)    $     56,620   ($       109)         (0.26)
Money market                                      120,729       (2,477)        (2.74)         108,686         (1,286)         (1.58)
Savings                                            54,662         (195)        (0.48)          59,217           (128)         (0.29)
Time deposits                                     134,270       (3,500)        (3.49)         118,964         (2,156)         (2.42)
Federal Home Loan Bank advances                    11,099         (458)        (5.52)              --             --             --
Federal funds purchased                                                                                        (6.15)           (61)
                                                                                 609              (28)         3,149          (2.59)
                                             ------------   ----------                   ------------   ------------
     Total interest bearing liabilities      $    383,822   ($   6,905)        (2.41)    $    346,636   ($     3,740)         (1.44)
                                             ------------   ----------                   ------------   ------------

NONINTEREST BEARING LIABILITIES
Demand deposits                                   120,208                                     115,065
Other liabilities                                   7,613                                       6,072
                                             ------------                                ------------
     Total noninterest bearing liabilities   $    127,821                                $    121,137
                                             ------------                                ------------

TOTAL LIABILITIES                            $    511,643                                $    467,773
Stockholders' equity                         $     58,076                                $     52,859
                                             ------------                                ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $    569,719                                $    520,632
                                             ============                                ============

NET INTEREST INCOME AND MARGIN
 ON TOTAL EARNING ASSETS                                    $   20,362          5.28%                   $     18,263           5.20%

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2006 and 2005. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended September 30, 2006, average loans outstanding represented 71.8% of average earning assets. For the quarter ended September 30, 2005, they represented 75.1% of average earning assets. For the nine months ended September 30, 2006 and 2005, average loans outstanding represented 73.2% and 76.1%, respectively, of average earning assets.

         The yield on total interest earning assets for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 increased from 6.46% to 7.08%, or 62 basis points. Contributing to this was a larger volume invested in loans, which increased by $11,856,000 or 3.20% quarter to quarter, with a yield increase of 78 basis points, or 10.44%. Interest income on total interest earning assets increased $1,469,000 or 18.29%.

         For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, the cost on total interest bearing liabilities increased from 1.69% to 2.79%, an increase of 110 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost increased from 2.75% to 3.79%, and the expense on these deposits increased $246,000 for the three months ended September 30, 2006 compared to 2005. However, their average volume decreased by $12,805,000, or 9.14%. The other significant increase was in Federal Home Loan Bank advances, which averaged $30,000,000 in the quarter ended September 30, 2006, at a rate of 5.57%. There were no advances during the same quarter of 2005.

         For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, interest income on interest earning assets increased $5,264,000 or 23.92%, and average earning assets increased $45,565,000, or 9.70%. Average loans increased by $20,032,000, or 5.60%.
Interest on loans increased $3,948,000 or 20.50%. Their yield increased 102 basis points, or 14.17%. The cost on total interest bearing liabilities increased from 1.44% to 2.41%. Time deposit averages increased $15,306,000 or 12.87%. Their cost increased 107 basis points, or 44.21%. Federal Home Loan Bank advances averaged $11,099,000, at a cost of 5.52%. There were no Federal Home Loan Bank advances in 2005.Money market deposit average balances increased $12,043,000, or 11.08%, and their cost increased 116 basis points, or 73.42%.

         For the three and nine month periods ended September 30, 2006 and September 30, 2005, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to:
(a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year's volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

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

Table 3                                               FNB BANCORP AND SUBSIDIARY
-------                                              RATE/VOLUME VARIANCE ANALYSIS

                                                    Three Months Ended September 30,
(Dollars in thousands)                                   2006 Compared to 2005

                                                                       Variance
                                                Interest           Attributable To
                                             Income/Expense  ---------------------------
                                                Variance        Rate           Volume
                                              ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                         $        975   $        729   $        246
Taxable securities                                     211            130             81
Nontaxable securities                                  141             22            119
Federal funds sold                                     142             88             54
                                              ------------   ------------   ------------
   Total                                      $      1,469            969   $        500
                                              ------------   ------------   ------------

INTEREST BEARING LIABILITIES
Demand deposits                               $         75   $         71   $          4
Money market                                           441            389             52
Savings deposits                                        27             34             (7)
Time deposits                                          246            335            (89)
Federal Home Loan Bank advances                        421             --            421
Federal funds purchased                                  9              4              5
                                              ------------   ------------   ------------
   Total                                      $      1,219   $        833   $        386
                                              ------------   ------------   ------------

NET INTEREST INCOME                           $        250   $        136   $        114
                                              ============   ============   ============

Table 4                                                 FNB BANCORP AND SUBSIDIARY
                                                      RATE/VOLUME VARIANCE ANALYSIS

                                                     Nine Months Ended September 30,
(Dollars in thousands)                                    2006 Compared To 2005

                                                                       Variance
                                                Interest           Attributable To
                                             Income/Expense  ---------------------------
                                                Variance        Rate           Volume
                                              ------------   ------------   ------------
INTEREST EARNING ASSETS
Loans                                         $      3,948   $      2,869   $      1,079
Taxable securities                                     572            399            173
Nontaxable securities                                  408             66            342
Federal funds sold                                     336            227            109
                                              ------------   ------------   ------------
   Total                                      $      5,264   $      3,561   $      1,703
                                              ------------   ------------   ------------

INTEREST BEARING LIABILITIES
Demand deposits                               $        138   $        127   $         11
Money market                                         1,191          1,048            143
Savings deposits                                        67             77            (10)
Time deposits                                        1,344          1,067            277
Federal Home Loan Bank advances                        458             --            458
Federal funds purchased                                (33)            16            (49)
                                              ------------   ------------   ------------
   Total                                      $      3,165   $      2,335   $        830
                                              ------------   ------------   ------------

NET INTEREST INCOME                           $      2,099   $      1,226   $        873
                                              ============   ============   ============

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 5                                                      NONINTEREST INCOME

                                              Three months ended             Nine months ended
                                                 September 30,                 September 30,
                                          ---------------------------   ---------------------------
(Dollars in thousands)                        2006           2005           2006           2005
                                          ------------   ------------   ------------   ------------
Gain on sale of other equity securities   $          4   $         --   $      1,352   $         --
Gain - sale of other real estate owned              --             --            756             --
Service charges                                    630            590          1,861          1,742
Credit card fees                                   193            218            602            651
Other income                                       219            185            618            512
                                          ------------   ------------   ------------   ------------
   Total noninterest income               $      1,046   $        993   $      5,189   $      2,905
                                          ============   ============   ============   ============

         Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. For the quarter ended September 30, 2006 compared to September 30, 2005, there were no significant changes. For the nine months ended September 30, 2006 and September
30, 2005, total noninterest income increased by $2,284,000, or 78.62%. The two significant changes were the gain on sale of other equity securities for $1,352,000, and the gain on sale of other real estate owned, for $756,000. These two items accounted for 92.29% of the nine month change.

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 6                                              NONINTEREST EXPENSE

(Dollars in thousands)                Three months ended             Nine months ended
                                         September 30,                 September 30,
                                  ---------------------------   ---------------------------
                                      2006           2005           2006           2005
                                  ------------   ------------   ------------   ------------
Salaries and employee benefits    $      3,005   $      2,823   $      9,209   $      8,435
Occupancy expense                          440            400          1,276          1,058
Equipment expense                          393            406          1,230          1,189
Professional fees                          326            195            869            729
Telephone, postage and supplies            278            271            773            695
Bankcard expense                           189            205            576            608
Other expense                              758            767          2,331          2,484
                                  ------------   ------------   ------------   ------------
   Total noninterest expense      $      5,389   $      5,067   $     16,264   $     15,198
                                  ============   ============   ============   ============

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2006 compared to three months ended September 30, 2005, it represented 55.8% and 55.7% of total noninterest expenses. For the nine months ended September 30, 2006 and 2005, it was 56.6% and 55.5% respectively of total noninterest expense. For the nine months of

2006, the staff at the two former Sequoia National Bank branches are in the 2006 period for nine months, but only eight months in 2005. The same reason accounts for occupancy expense increases of $218,000 for the nine months. The remaining categories are less significant. Other expense decreased $9,000 in the quarter ended September 30, 2006 over the quarter ended September 30, 2005. The principal decrease was $41,000 in acquisition related expense, in connection with Sequoia National Bank for the third quarter of 2005. This was offset by a provision for losses on unfunded commitments of $15,000 in 2006, and $40,000 core deposit intangible premium amortization. Numerous smaller variances account for the remainder. For the nine months ended September 30, 2006 and 2005, the decrease in other expense was $153,000. The principal decrease was $349,000 in acquisition related expense in 2005, partly offset by a $75,000 provision for loan losses on unfunded commitments in 2006, and $119,000 in deposit premium amortization.

Income Taxes
------------

         The effective tax rate for the quarter ended September 30, 2006 was 34.9% compared to 30.3% for the quarter ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 and September 30, 2005, respectively was 32.3% and 30.4%. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate. 2006 was also affected by the gain on sale of equity securities and the gain on sale of other real estate owned.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at September 30, 2006 are adequate to meet its operating needs in 2006 and going forward into the foreseeable future.

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

       The following table sets forth information concerning interest rate sensitive assets and liabilities as of September 30, 2006. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

Table 7                                                                  RATE SENSITIVE ASSETS/LIABILITIES
-------                                                                       As of September 30, 2006

(Dollars in thousands)
                                                                  Over
                                                  Three          Three To       Over One       Over          Not
                                                  Months          Twelve        Through        Five         Rate-
                                                  Or Less         Months       Five Years      Years       Sensitive        Total
                                                 ----------     ----------     ----------    ----------    ----------    ----------
Interest earning assets:
Federal funds sold                               $       --     $       --     $       --    $       --    $       --    $       --
Securities available for sale                        19,634         26,691         49,120        40,688            --       136,133
Loans                                               244,681         15,574         93,762        44,743             3       398,763
                                                 ----------     ----------     ----------    ----------    ----------    ----------
  Total interest earning assets                     264,315         42,265        142,882        85,431             3       534,896
Cash and due from banks                                  --             --             --            --        16,675        16,675
Allowance for loan losses                                --             --             --            --        (4,924)       (4,924)
Other assets                                             --             --             --            --        39,332        39,332
                                                 ----------     ----------     ----------    ----------    ----------    ----------
  Total assets                                   $  264,315     $   42,265     $  142,882    $   85,431    $   51,086    $  585,979
                                                 ==========     ==========     ==========    ==========    ==========    ==========

Interest bearing liabilities:
Demand, interest bearing                         $   59,064     $       --     $       --    $       --    $       --    $   59,064
Savings and money market                            170,378             --             --            --            --       170,378
Time deposits                                        49,749         60,980         15,702            --            --       126,431
Federal Home Loan Bank advances                          --         10,000         20,000            --            --        30,000
Federal funds purchased                              10,622             --             --            --            --        10,622
                                                 ----------     ----------     ----------    ----------    ----------    ----------
   Total interest bearing liabilities               289,813         70,980         35,702            --            --       396,495
                                                 ----------     ----------     ----------    ----------    ----------    ----------
Noninterest demand deposits                              --             --             --            --       121,005       121,005
Other liabilities                                        --             --             --            --         8,007         8,007
Stockholders' equity                                     --             --             --            --        60,472        60,472
                                                 ----------     ----------     ----------    ----------    ----------    ----------
   Total liabilities and stockholders' equity    $  289,813     $   70,980     $   35,702    $       --    $  189,484    $  585,979
                                                 ==========     ==========     ==========    ==========    ==========    ==========
Interest rate sensitivity gap                    ($  25,498)    ($  28,715)    $  107,180    $   85,431    ($ 138,398)   $       --
                                                 ==========     ==========     ==========    ==========    ==========    ==========

Cumulative interest rate sensitivity gap         ($  25,498)    ($  54,213)    $   52,967    $  138,398    $       --    $       --

Cumulative interest rate sensitivity gap ratio        (9.65%)       (17.68%)        11.78%        25.87%           --            --

Financial Condition
-------------------

         Assets. Total assets increased to $585,979,000 at September 30, 2006 from $569,141,000 at December 31, 2005, an increase of $16,838,000. Most of this increase was in securities available for sale, which increased $22,670,000, and net loans, which increased $13,788,000. Federal funds sold decreased $16,230,000, and other real estate owned decreased $2,600,000, and the remaining categories increased by $790,000 net. Most of the increase in total assets was funded by Federal Home Loan Bank borrowings of $30,000,000 and federal funds purchased of $10,622,000, which also offset the decrease in deposits of $30,666,000.

         Loans. Gross loans at September 30, 2006 were $399,525,000, an increase of $13,979,000 or 3.63% from December 31, 2005. Gross real estate loans increased $1,355,000, construction loans increased $7,143,000, and commercial loans increased $5,902,000, but consumer loans decreased by $421,000. The portfolio breakdown was as follows.

Table 8                                         LOAN PORTFOLIO
-------

                            September 30,                 December 31,
(In thousands)                  2006         Percent          2005          Percent
                            ------------    ----------    ------------    ----------
Real Estate                 $    304,168          76.1%   $    302,813          78.5%
Construction                      33,386           8.3          26,243           6.8
Commercial                        58,972          14.8          53,070          13.8
Consumer                           2,999           0.8           3,420           0.9
                            ------------    ----------    ------------    ----------
   Gross loans                   399,525         100.0%        385,546         100.0%
                                            ==========                    ==========
Net deferred loan fees              (762)                         (948)
Allowance for loan losses         (4,924)                       (4,547)
                            ------------                  ------------
   Net loans                $    393,839                  $    380,051
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

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 is as follows. During the quarter ended June 30, 2005, the $700,000 balance in Sequoia National Bank's allowance for loan losses was added to the Bank's allowance as part of the acquisition entries.

Table 9                                               ALLOWANCE FOR LOAN LOSSES
-------

                                             Nine months ended      Nine months ended
(In thousands)                               September 30, 2006    September 30, 2005
                                             ------------------    ------------------
Balance, beginning of period                 $            4,547    $            3,334
Provision for loan losses                                   390                   435
Recoveries                                                    2                    23
Amounts charged off                                         (15)                  (86)
Allowance acquired in business combination                   --                   700
                                             ------------------    ------------------
Balance, end of period                       $            4,924    $            4,406
                                             ==================    ==================

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2006. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2006, there was

$3,000 in non-accrual loans, compared to $17,000 at December 31, 2005. There was no Other Real Estate Owned at September 30, 2006, and no loans past due 90 days and still accruing. At December 31, 2005, there was $2,600,000 in Other Real Estate Owned. This property secured a loan with an original balance of $3,592,000. When borrowers were unable to make payments, the loan was written down to its appraised value in June 2003, March 2004 and March 2005, leaving a balance of $2,600,000. The property was taken back through trustee's foreclosure sale on April 1, 2005, and booked as Other Real Estate Owned for $2,600,000. It was sold in the second quarter of 2006 for $3,356,000, resulting in a net gain of $756,000. There were no foreclosed assets or loans past due 90 days and still accruing at December 31, 2005.

         Deposits. Total deposits at September 30, 2006 were $476,878,000 compared to $507,544,000 on December 31, 2005. Of these totals, noninterest-bearing demand deposits were $121,005,000 or 25.4% of the total on September 30, 2006 and $123,641,000 or 24.4% on December 31, 2005. Time deposits were $126,431,000 on September 30, 2006 and $140,833,000 on December 31, 2005.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2006:

         Table 10
         --------

         (Dollars in thousands)               Under        $100,000
         Maturities:                        $100,000       Or more          Total
                                          ------------   ------------   ------------
         Three months or less             $     18,558   $     31,191   $     49,749
         Over three to six months               15,336         19,713         35,049
         Over six through twelve months         13,542         12,389         25,931
         Over twelve months                      9,927          5,775         15,702
                                          ------------   ------------   ------------
             Total                        $     57,363   $     69,068   $    126,431
                                          ------------   ------------   ------------

         The following table shows the risk-based capital ratios and leverage ratios at September 30, 2006 and December 31, 2005 for the Bank:

         Table 11
         --------                                                           Minimum "Well
                                         September 30,   December 31,       Capitalized"
         Risk-Based Capital Ratios           2006           2005            Requirements
         ---------------------------     -------------   ------------       ------------
         Tier 1 Capital                      11.14%         10.64%      >       6.00%
                                                                        -

         Total Capital                       12.11%         11.56%      >      10.00%
                                                                        -

         Leverage Ratios                      9.86%          9.47%      >       5.00%
                                                                        -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimal loss. As of September 30, 2006, Liquid Assets were $152,808,000, or 26.1% of total assets. As of December 31, 2005, Liquid Assets were $148,761,000, or 26.1% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $50,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility.

         A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2006 net loans were at 82.6% of deposits. On December 31, 2005 net loans were at 74.9% of deposits.

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $135,284,000 and $97,701,000 at September 30, 2006 and December 31, 2005, respectively. As a percentage of net loans, these off-balance sheet items represent 34.4% and 25.7% respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits. For the quarter ended September 30, 2006, the prime lending rate was unchanged at 8.25%. For the quarter ended September 30, 2005, the prime lending rate started at 6.25%, increased to 6.50% on August 9, 2005 and 6.75% on September 20, 2005.

Item 4.  Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings currently pending against the Company or Bank, other than ordinary routine litigation incidental to their business.

Item 1A. Risk Factors

         There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A, Part 1 of Form 10-K as of December 31, 2005.

Item 6.  Exhibits

         Exhibits

             31:  Rule 13a-14(a)/15d-14(a) Certifications
             32:  Section 1350 Certifications

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             FNB BANCORP
                                             (Registrant)


Dated:

November 9, 2006.                            By: /s/ THOMAS C. MCGRAW
                                                 -----------------------------
                                                 Thomas C. McGraw
                                                 Chief Executive Officer
                                                 (Authorized Officer)


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