Form 10-K
period 2006-12-31
FNB BANCORP/CA/
filed 2007-03-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, or

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

                          Commission File No. 000-49693

                                   FNB BANCORP
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

   Securities registered pursuant to Section 12(b) of the Act:  None
                                                              ------------------

   Securities registered pursuant to Section 12(g) of the Act:
                                                              ------------------

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $88,721,784

       Number of shares outstanding of each of the registrant's classes of common stock, as of March 9, 2007

           No par value Common Stock - 2,852,765 shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2007 annual meeting of shareholders.

TABLE OF CONTENTS

                                                                            PAGE
PART  I
Item 1       Business                                                         3

Item 1A      Risk Factors                                                    20

Item 1B      Unresolved Staff Comments                                       22

Item 2       Properties                                                      22

Item 3       Legal Proceedings                                               24

Item 4       Submission of Matters to a Vote of Security Holders             24

PART  II
Item 5       Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                         24

Item 6       Selected Financial Data                                         27

Item 7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         28

Item 7A      Quantitative and Qualitative Disclosures About
                 Market Risk                                                 45

Item 8       Financial Statements and Supplementary Data                     49

Item 9       Changes In and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                    87

Item 9A      Controls and Procedures                                         87

Item 9B      Other Information                                               89

PART III
Item 10      Directors, Executive Officers of the Registrant and Corporate
                 Governance                                                  89

Item 11      Executive Compensation                                          89

Item 12      Security Ownership of Certain Beneficial Owners and
                 Management and related Stockholder Matters                  89

Item 13      Certain Relationships and Related Transactions                  90

Item 14      Principal Accounting Fees and Services                          90

PART IV
Item 15      Exhibits, Financial Statements, Statement Schedules             90

(a)(1)       Financial statements. Listed and included in Part II, Item 8    90
(2)          Financial Statements Schedules. Not applicable                  90
(3)          Index to Exhibits                                          90 - 93
             Signatures                                                 94 - 95
             Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications            98
             Exhibit 32 - Section 1350 Certifications                       100

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

         First National Bank offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. First National Bank provides a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with access through the Internet. First National Bank also makes available commercial loans and standby letters of credit and construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

         Most of First National Bank's deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2006, First National Bank had a total of 23,964 accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2006, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank's deposits.

         At December 31, 2006, the Company had total assets of $581,270,000, net loans of $419,437,000, deposits of $481,567,000 and shareholders' equity of $62,063,000. The Company competes with approximately 33 other banking or savings institutions in its service areas. The Company's market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.41% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2006). See "Competitive Data" below.

Employees
---------

         At December 31, 2006, The Company employed 183 persons on a full-time basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Available Information
---------------------

         FNB Bancorp and First National Bank of Northern California maintain an Internet website at http://www.FNBNORCAL.com. The Company's annual report on form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company's common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Information on such website is not incorporated by reference into this report.

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

         At December 31, 2006, The Company was in compliance with the risk-weighted capital and leverage ratios. See "Capital" under Item 7 below.

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

         FNB Bancorp has paid quarterly dividends for each quarter commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of the Company's earnings, financial condition, future capital funds, regulatory requirements and other factors such as the Board of Directors may deem relevant. It is the intention of the Company to continue to pay cash dividends, subject to legal restrictions on the payment of cash dividends and depending upon the level of earnings, management's assessment of future capital needs and other factors to be considered by the Board of Directors.

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

         First National Bank of Northern California. As First National Bank's sole shareholder, FNB Bancorp is entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the National Bank Act.

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

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank's legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2006, First National Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $9,626,000 on an unsecured basis and $16,044,000 on a fully secured basis, based on regulatory capital of $64,176,000.

         First National Bank's business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of First National Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent information made available by the Federal Deposit Insurance Corporation, at June 30, 2006, there were 33 commercial and savings banking institutions in San Mateo County with a total of $18,211,791,000 in deposits at June 30, 2006. First National Bank had a total of 11 offices with total deposits of $438,557,000 at the same date, or 2.41% of the San Mateo County totals. At June 30, 2005, there were 33 commercial and savings banking offices in San Mateo County with total deposits of $17,835,774,000, while First National Bank had $436,868,000, or 2.45% of the San Mateo County totals.

         The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act") had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"). This change was made effective on March 31, 2006. The FDIC released final regulations under the Reform Act on November 2, 2006 that establish a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio ("DRR") for the DIF during 2007 of 1.25% of insured deposits.

         The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution's capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C. At June 30, 2006, Risk Category I would have included approximately 95% of all insured institutions. The Bank has not yet been assigned to a particular Risk Category and has not been notified of a new assessment rate, but based on its current capital and supervisory ratings, the new assessment rate should not increase by an amount that would have a material adverse effect on the Bank's operating results.

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

         Banking is a business that depends on interest rate differentials. In general, the difference .between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank's portfolio comprise the major portion of a bank's earnings. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

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

         In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such an effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which to date have defined the permissible activities of bank holding companies under the Bank Holding Company Act.

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

         Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as First National Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

         Effective July 23, 2002, Section 312 of the Patriot Act created a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

         The Patriot Act contains various provisions in addition to Sections 313(a) and 312 that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and First National Bank are not currently aware of any account relationships between First National Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act.

         Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 2, 2006, after temporary extensions of the Patriot Act, Congress passed the "USA Patriot Act Improvement and Reauthorization Act of 2005," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to "roving surveillance" and production of business records.

         The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

The Check Clearing for the 21st Century Act
-------------------------------------------

         The Check Clearing for the 21st Century Act (commonly referred to as "Check 21") was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a "substitute check" which permits banks to truncate original checks, to process check information electronically and to deliver "substitute checks" to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create "substitute checks." Compliance with the Act did not have a material effect upon the financial position, results of operations or cash flows of the Company and First National Bank.

Sarbanes-Oxley Act of 2002
--------------------------

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

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

      o Standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.

      o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.

      o Accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as "accelerated filers," with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.

      o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

      o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

The Company's securities are not currently listed on the Nasdaq Stock Market. In the event of such a listing in the future, in addition to the rules promulgated by the SEC pursuant to the Act, the Company would be required to comply with the listing standards applicable to all Nasdaq listed companies. Such Nasdaq listing standards include standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that Compliance with the Act and such rules and regulations did not have a material adverse effect upon the financial position, results of operations or the cash flows of the Company..

California Corporate Disclosure Act
-----------------------------------

         Effective January 1, 2003, the California Corporate Disclosure Act (the "CCD Act") required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

      o The name of the a company's independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

      o The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in
         Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;

      o A description of any loans made to a director or executive officer at a "preferential" loan rate during the company's two most recent fiscal years, including the amount and terms of the loans;

      o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

      o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

      o A description of any material pending legal proceedings other than ordinary routine litigation as specified in Item 103 of Regulation S-K and a description of such litigation where the company was found legally liable by a final judgment or order.

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

Commercial loans. As of December 31, 2006, approximately 15.6% of our loan portfolio consisted of commercial business loans, which have a higher degree of risk than other types of loans. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2006, real estate (including construction loans) served as the principal source of collateral with respect to approximately 83.7% of the Company's loan portfolio. A substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

Dilution of Common Stock. Shares of the Company's common stock eligible for future sale could have a dilutive effect on the market for common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 2,852,765 were outstanding at December 31, 2006. Pursuant to its 1997 and 2002 Stock Option Plans, at December 31, 2006, the Company had outstanding options to purchase 254,915 shares of common stock. As of December 31, 2006, 36,705 shares of common stock remained available for grants under the 2002 Stock Option Plan. Sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of common stock.

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

None.


ITEM 2. PROPERTIES
------------------

         FNB Bancorp does not own any real property. Since its incorporation on February 28, 2001, FNB Bancorp has conducted its operations at the administrative offices of First National Bank, located at 975 El Camino Real, South San Francisco, California 94080.

         First National Bank owns the land and building at 975 El Camino Real, South San Francisco, California 94080. The premises consist of a modern, three-story building of approximately 15,000 square feet and off-street parking for employees and customers of approximately 45 vehicles. The Buri Buri Branch Office of First National Bank is located on the ground floor of this three-story building and administrative offices, including the offices of senior management, occupy the second and third floors.

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

         From time to time, the Company and/or First National Bank are a party to claims and legal proceedings arising in the ordinary course of business. The Company's management is not aware of any material pending legal proceedings to which either it or First National Bank may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company and First National Bank, taken as a whole.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable.




                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

         Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, "FNBG.OB." There has been limited trading in the shares of common stock of the Company. On February 15, 2007, the Company had approximately 400 shareholders of common stock of record.

         The following table summarizes sales of the common stock of FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 16, 2005 and on December 15, 2006. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                        Bid Price of FNB Bancorp
                                              Common Stock
                                                                      Cash
                                                                    Dividends
                                       High           Low          Declared (1)
                                       ----           ---          ------------
               2005
               ----
           First Quarter             $33.5601       $30.3855          $0.15
           Second Quarter            $30.3855       $26.7573           0.15
           Third Quarter              28.7982        27.5737           0.15
           Fourth Quarter             31.6667        29.2857           0.15


               2006
               ----
           First Quarter             $33.5619       $31.6667          $0.15
           Second Quarter             34.2857        32.7619           0.15
           Third Quarter              34.2857        32.8571           0.15
           Fourth Quarter             34.6000        32.5000           0.15


(1) See Item 1, "Limitations on Dividends," above, for a description of the limitations applicable to the payment of dividends by FNB Bancorp.


        Comparison of First National Bank/FNB Bancorp Shareholder Return

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on First National Bank Commn Stock and FNB Bancorp Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of $100 million to $500 million and over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years. The SNL index for over $500 million was added because the Bank exceeded $500 million during the year. Effective March 15, 2002, First National Bank became the wholly owned subsidiary of FNB Bancorp. Thereafter, the common stock of FNB Bancorp has been quoted on the OTC Bulletin Board under the symbol "FNBG.OB."

         The graph assumes that $100.00 was invested on December 31, 2001 in First National Bank Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by First National Bank and FNB Bancorp. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

--------------------------------------------------------------------------------
                                  FNB Bancorp
--------------------------------------------------------------------------------


                            Total Return Peformance



                               [GRAPHIC OMITTED]

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents a summary of selected financial information that should be read in conjunction with the Company's financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

Dollars in thousands, except per
share amounts and ratios                      2006            2005            2004            2003            2002
STATEMENT OF INCOME DATA
Total interest income                     $     37,196    $     30,732    $     24,046    $     22,867    $     26,159
Total interest expense                           9,821           5,533           2,533           2,658           4,288
                                          ------------    ------------    ------------    ------------    ------------
Net interest income                             27,375          25,199          21,513          20,209          21,871
Provision for loan losses                          683             628             408             786             529
                                          ------------    ------------    ------------    ------------    ------------
Net interest income after provision for
    loan losses                                 26,692          24,571          21,105          19,423          21,342
Total non interest income                        6,259           3,841           3,787           4,021           3,308
Total non interest expenses                     21,760          20,255          18,627          17,907          18,326
                                          ------------    ------------    ------------    ------------    ------------
Earnings before taxes                           11,191           8,157           6,265           5,537           6,324
Income tax expense                               3,609           2,429           1,577           1,396           1,510
                                          ------------    ------------    ------------    ------------    ------------
Net earnings                              $      7,582    $      5,728    $      4,688    $      4,141    $      4,814
                                          ============    ============    ============    ============    ============

PER SHARE DATA - see note

Net earnings per share:
   Basic                                  $       2.67    $       2.02    $       1.63    $       1.41    $       1.64
   Diluted                                $       2.60    $       1.98    $       1.60    $       1.40    $       1.63
Cash dividends per share                  $       0.60    $       0.60    $       0.60    $       0.60    $       1.00
Weighted average shares outstanding:
   Basic                                     2,845,000       2,834,000       2,883,000       0,000,000       0,000,000
   Diluted                                   2,915,000       2,893,000       2,934,000       0,000,000       0,000,000
Shares outstanding at period end             2,853,000       2,700,000       2,586,000       2,519,000       2,437,000
Book value per share                      $      21.75    $      20.46    $      20.35    $      20.64    $      21.01

BALANCE SHEET DATA
Investment securities                           94,945         113,463        102 ,823          63,692          75,963
Net loans                                      419,437         380,224         341,107         313,058         285,024
Allowance for loan losses                        5,002           4,374           3,133           3,155           3,261
Total assets                                   581,270         569,314         490,255         429,577         401,969
Total deposits                                 481,567         507,544         413,253         374,214         347,406
Shareholders' equity                            62,063          55,243          52,629          51,987          51,203

SELECTED PERFORMANCE DATA
Return on average assets                          1.32%           1.08%           1.02%           1.00%           1.17%
Return on average equity                         12.86%          10.75%           8.94%           8.00%           9.87%
Net interest margin                               5.26%           5.27%           5.14%           5.33%           5.83%
Average loans as a percentage of
   average deposits                              78.92%          77.80%          79.98%          82.93%          80.79%
Average total stockholder's equity as
   a percentage of average total assets          10.25%          10.06%          11.37%          12.49%          11.86%
Dividend payout ratio                            21.43%          26.92%          32.54%          35.63%          29.35%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans             0.01%           0.02%           0.13%           0.30%           0.10%
Allowance for loan losses/Total Loans             1.18%           1.14%           0.91%           1.00%           1.13%
CAPITAL RATIOS
Tier 1 risk-based                                11.05%          10.67%          12.69%          13.29%          13.92%
Total risk-based                                 12.00%          11.59%          13.50%          14.15%          14.87%
Leverage                                         10.08%           9.50%          10.72%          12.06%          12.16%

 Note: per share data has been adjusted for stock dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS OF FNB BANCORP AND SUBSIDIARY
-------------------------------------------

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

Recent Accounting Changes
-------------------------

         In February, 2006, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." Statement 155 permits the revaluation of fair value for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

         In March, 2006, FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a qualifying servicing contract, including a transfer of loans with servicing retained that meets the requirements for sale accounting treatment. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

         In June 2006, FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition reversals, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material impact on the Company's consolidated balance sheets or income statements.

         In September 2006, FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement supplements other accounting pronouncements that require or permit fair value measurements. This statement also expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

         In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. SAB 108 is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The application of SAB 108 is not expected to have a material impact on the Company's financial statements.

Earnings Analysis
-----------------

         Net earnings in 2006 were $7,582,000, a $1,854,000 or 32.4% increase from 2005 earnings of $5,728,000. Earnings for the year 2005 increased $1,040,000 or 22.2% from year 2004 earnings of $4,688,000. The primary reason for this increase was a gain on sale of Pacific Coast Banker's Bank stock of $1,352,000 recorded in the first quarter of 2006, and an increase in net interest income. The principal source of earnings is interest income on loans. In the year 2004, the prime lending rate rose from 4.00% to 5.25%. During 2005, the prime lending rate rose eight times, ending at 7.25%. During the first half of 2006, it continued to rise to 8.25%, where it ended the year.

         Basic earnings per share were $2.67 in 2006, $2.02 in 2005 and $1.63 in 2004. Diluted earnings per share were $2.60 in 2006; $1.98 in 2005; and $1.60 in 2004.

         Net interest income for 2006 was $27,375,000, an increase of $2,176,000 or 8.6% from 2005. Net interest income was $25,199,000 in 2005, an increase of $3,686,000 or 17.1% from 2004. Interest income was $37,196,000 in 2006, an increase of $6,464,000 or 21.0% over 2005. Interest income was $30,732,000 in 2005, an increase of $6,686,000, or 27.8% over 2004. The increase in net interest income was caused by an increase in both the rate and volume of earning assets generated through our existing branch network. Average interest earning assets in 2006 were $520,930,000, an increase of $43,097,000 or 9.0% from 2005.
In 2005, they were $477,833,000, an increase of $59,510,000, or 14.2% over 2004.
The yield on interest earning assets increased 71 basis points in 2006 compared to 2005. The yield on interest earning assets increased 68 basis points in 2005 compared to 2004. The principal earning assets were loans, and average loans outstanding increased $23,764,000 in 2006 versus 2005, while their yield increased 88 basis points in 2006 versus 2005. Average loans were $363,399,000 in 2005, an increase of $43,822,000 over 2004, while their yield increased 72 basis points.

         Interest expense for 2006 was $9,821,000 compared to $5,533,000 in 2005, an increase of $4,288,000 or 77.5%. Interest expense was $5,533,000 in 2005, an increase of $3,000,000 compared to 2004, or 118.4%. The increase in interest expense during 2006 was caused by both a volume and rate increase on deposits obtained through our existing branch network. No new branches or significant product lines were added during 2006. Average interest bearing liabilities were $386,254,000 in 2006, and $353,857,000 in 2005, an increase of $32,397,000 or 9.2%. Average interest bearing liabilities were $353,857,000 in 2005, and $295,062,000 in 2004, an increase of $58,795,000 or 19.9%. The cost of these liabilities increased 98 basis points in 2006 compared to 2005, and increased 70 basis points in 2005 compared to 2004. The principal cost was in time deposits, which increased 105 basis points in 2006 compared to 2005, and increased 97 basis points in 2005 compared to 2004.

Net Interest Income
-------------------

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1                                                      Net Interest Income and Average Balances
                                 ------------------------------------------------------------------------------------------------
                                                                          (In thousands)
                                                                       Year ended December 31
                                               2006                             2005                              2004
                                 ------------------------------    -----------------------------     -----------------------------
                                            Interest    Average               Interest   Average               Interest    Average
                                  Average    Income     Yield      Average     Income    Yield       Average    Income     Yield
                                  Balance   (Expense)   (Cost)     Balance    (Expense)  (Cost)      Balance   (Expense)   (Cost)
                                 --------   --------   --------    --------   --------  --------     --------   --------  --------
INTEREST EARNING ASSETS
Loans, gross                     $387,163   $ 31,898       8.24%   $363,399   $ 26,754      7.36%    $319,577   $ 21,226      6.64%
Taxable securities                 62,354      2,576       4.13%     60,408      2,173      3.60%      48,536      1,418      2.92%
Nontaxable securities              57,580      2,039       3.54%     44,628      1,512      3.39%      36,293      1,250      3.44%
Federal funds sold                 13,833        683       4.94%      9,398        293      3.12%      13,917        152      1.09%
                                 -------------------               -------------------               -------------------
     Total interest
       earning assets            $520,930   $ 37,196       7.14%   $477,833   $ 30,732      6.43%    $418,323   $ 24,046      5.75%
                                 -------------------               -------------------               -------------------

NONINTEREST EARNING ASSETS
Cash and due from banks          $ 19,384                          $ 19,758                          $ 19,106
Premises and equipment             12,875                            11,896                            13,320
Other assets                       21,927                            20,254                            10,342
                                 --------                          --------                          --------
     Total noninterest
       earning assets            $ 54,186                          $ 51,908                          $ 42,768
                                 --------                          --------                          --------
TOTAL ASSETS                     $575,116                          $529,741                          $461,091
                                 ========                          ========                          ========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing         $ 62,382   ($   338)     (0.54%)  $ 57,478   ($   168)    (0.29%)   $ 56,561   ($   113)    (0.20%)
Money Market                      119,779     (3,423)     (2.86%)   110,488     (1,888)    (1.71%)     86,598       (757)    (0.87%)
Savings                            53,965       (264)     (0.49%)    58,820       (181)    (0.31%)     60,040       (161)    (0.27%)
Time deposits                     132,497     (4,814)     (3.63%)   124,004     (3,203)    (2.58%)     88,627     (1,429)    (1.61%)
Fed Home Loan Bank advances        15,863       (880)     (5.55%)     1,644        (41)    (2.49%)         --         --        --
Fed funds purchased                 1,768       (102)     (5.77%)     1,423        (52)    (3.03%)      3,236        (73)    (2.26%)
                                 -------------------               -------------------               -------------------
    Total interest
      bearing liabilities        $386,254   ($ 9,821)     (2.54%)  $353,857   ($ 5,533)    (1.56%)   $295,062   ($ 2,533)    (0.86%)
                                 -------------------               -------------------               -------------------

NONINTEREST BEARING
LIABILITIES:
Demand deposits                   121,957                           116,331                           107,758
Other liabilities                   7,944                             6,284                             5,833
                                 --------                          --------                          --------
Total noninterest bearing
  liabilities                    $129,901                          $122,615                          $113,591
                                 --------                          --------                          --------
     Total liabilities           $516,155                          $476,472                          $408,653
Stockholders' equity             $ 58,961                          $ 53,269                          $ 52,438
                                 --------                          --------                          --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY        $575,116                          $529,741                          $461,091
                                 ========                          ========                          ========

NET INTEREST INCOME
AND MARGIN ON TOTAL
EARNING ASSETS                              $ 27,375       5.26%              $ 25,199      5.27%               $ 21,513      5.14%
                                            ========                          ========                          ========

Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields on gross loans were not adjusted for nonaccrual loans, as these were considered not material for this calculation. Fee income included in interest income was $1,445,000 in 2006, $1,318,000 in 2005 and $1,561,000 in
2004.

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

TABLE 2                                                        Rate/Volume Variance Analysis
                                  ------------------------------------------------------------------------------------------
                                                                       (In thousands)

                                                                   Year Ended December 31
                                  ------------------------------------------------------------------------------------------
                                             2006 Compared to 2005                         2005 Compared to 2004
                                              Increase (decrease)                           Increase (decrease)

                                     Interest                                     Interest
                                     Income/              Variance                Income/                 Variance
                                     Expense           Attributable To            Expense              Attributable To
                                     Variance        Rate          Volume         Variance          Rate            Volume
INTEREST EARNING ASSETS:
Loans                             $      5,144   $      3,186   $      1,958    $      5,528    $      2,302    $      3,226

Taxable Securities                         403            333             70             755             408             347

Nontaxable Securities                      527             88            439             262             (25)            287

Federal Funds sold                         390            171            219             141             282            (141)

                                  ------------   ------------   ------------    ------------    ------------    ------------
     Total                        $      6,464   $      3,778   $      2,686    $      6,686    $      2,967    $      3,719
                                  ------------   ------------   ------------    ------------    ------------    ------------

INTEREST BEARING LIABILITIES:

Demand deposits                   $        170   $        156   $         14    $         55    $         53    $          2

Money market                             1,535          1,269            266           1,131             723             408

Savings deposits                            83            107            (24)             20              24              (4)

Time deposits                            1,611          1,392            219           1,774           1,204             570

Federal Home Loan Bank advances            839             50            789              41              --              41

 Federal funds purchased                    50             30             20             (21)             45             (66)

                                  ------------   ------------   ------------    ------------    ------------    ------------
     Total                        $      4,288   $      3,004   $      1,284    $      3,000    $      2,049    $        951

                                  ------------   ------------   ------------    ------------    ------------    ------------
NET INTEREST INCOME               $      2,176   $        774   $      1,402    $      3,686    $        918    $      2,768
                                  ============   ============   ============    ============    ============    ============

         In 2006, net interest income represented 85.60% of net revenue (net interest income plus non interest income), compared to 86.77% in 2005 and 85.28% in 2004. The net interest margin on average earning assets was 5.26% in 2006 compared to 5.27% in 2005 and 5.14% in 2004. The average rate earned on interest earning assets was 7.14% in 2006, up from 6.43% in 2005 and 5.75% in 2004. The average cost for interest-bearing liabilities was 2.54% in 2006, compared to 1.56% in 2005 and 0.86% in 2004. The net effect of the above changes resulted in a 1 basis point decrease in net interest margin for 2006 compared to 2005. Net interest margin was positively affected by the Sequoia National Bank acquisition that was effected April 30, 2005. As part of that acquisition, two full service branch facilities located in San Francisco with approximately $56,000,000 in deposits were added to the retail deposit branch network.

         As mentioned above under the heading "Earnings Analysis", there were increases in the prime lending rate during 2004, 2005 and 2006, as a result of action by the Federal Open Market Committee of the Federal Reserve, which affected interest-bearing assets and interest-bearing liabilities.

         Yield on average loans was 8.24% in 2006, increasing from 7.36% in 2005 and 6.64% in 2004. Interest on average taxable securities was 4.13% in 2006, increasing from 3.60% in 2005 and 2.92% in 2004. Interest on average nontaxable securities was 3.54% in 2006, increasing from 3.39% in 2005 and 3.44% in 2004. Interest on average federal funds sold was 4.94% in 2006, an increase from 3.12% in 2005 and 1.09% in 2004. Interest on average total interest earning assets was 7.14% in 2006, 6.43% in 2005, and 5.75% in 2004. On the expense side, interest on average interest bearing demand deposits was 0.54% in 2006, an increase from 0.29% in 2005 and 0.20% in 2004. Interest on average money market accounts was 2.86% in 2006, increasing from 1.71% in 2005 and 0.87% in 2004. Interest on average savings accounts was 0.49% in 2006, an increase from 0.31% in 2005 and 0.27% in 2004. Interest on average time deposits was 3.63% in 2006, an increase from 2.58% in 2005 and 1.61% in 2004. Interest on average Federal Home Loan Bank advances was 5.55% in 2006, 2.49% in 2005, and no borrowings in 2004. Interest on federal funds purchased was 5.77% in 2006, 3.03% in 2005, and 2.26% in 2004. Interest on average total interest bearing liabilities was 2.54% in 2006, an increase from 1.56% in 2005 and 0.86% in 2004. Yields on interest earning assets and interest bearing liabilities increased in 2005 and 2006 as a result of increased short term market interest rates. There were no new branches added in 2006.

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

         Effective 2006, the Bank provides a reserve for unfunded loan commitments in a separate account in Other Liabilities. The Allowance for Loan Losses in Table 3 has been reclassified for prior years to agree with the current year presentation.

         Real estate loans outstanding increased by $15,842,000 in 2006 compared to 2005. They increased by $47,380,000 in 2005 compared to 2004. The proportion of the Allowance for Loan Losses attributable to real estate loans was $3,864,000 in 2006 compared to $3,373,000 in 2005 and $1,940,000 in 2004. As a percentage of total loans, the allowance allocated to these loans was 74.9% in 2006, 78.5% in 2005, and 73.9% in 2004. The growth in real estate loans in 2005 was primarily the result of the Sequoia National Bank acquisition. The growth in 2006 was primarily the result of increased market penetration within our existing market area.

         The allowance for loan losses totaled $5,002,000, $4,374,000 and $3,133,000 at December 31, 2006, 2005 and 2004, respectively. This represented 1.18%, 1.14% and 0.91% of total loans outstanding on those dates. These balances reflect amounts that, in management's judgment, are adequate to provide for probable loan losses based on the considerations listed above. During 2006, the provision for loan losses was $683,000, while charge-offs were $59,000. In 2005, the provision for loan losses was $628,000, while charge-offs were $110,000. In 2004, the provision for loan losses was $408,000, while charge-offs were $431,000.


TABLE 3                                              Allocation of the Allowance for Loan Losses
                                                                     (In thousands)

                             2006                   2005                   2004                   2003                   2002
                           Percent                Percent                Percent                Percent                Percent
                           in each                in each                in each                in each                In each
                           category               category               category               Category               category
                           to total               to total               to total               to total               To total
                 Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans

Real Estate     $  3,864       74.9%   $  3,373       78.5%   $  1,940       73.9%   $  1,672       67.5%   $  2,008       72.9%
Construction         539        8.7%        365        6.8%        755        8.4%      1,272       15.3%        989       11.4%
Commercial           582       15.6%        611       13.8%        415       17.0%        185       16.4%        221       14.7%
Consumer              17        0.8%         25        0.9%         23        0.7%         26        0.8%         43        1.0%
                -------------------    -------------------    -------------------    -------------------    -------------------
Total           $  5,002      100.0%   $  4,374      100.0%   $  3,133      100.0%   $  3,155      100.0%   $  3,261      100.0%
                ===================    ===================    ===================    ===================    ===================

         Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2006. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4                                                                Allowance for Loan Losses
                                                                          Historical Analysis
                                                 ----------------------------------------------------------------------
                                                                             (In thousands)

                                                                     For the year ended December 31
                                                    2006           2005           2004           2003           2002
                                                 ----------     ----------     ----------     ----------     ----------
Balance at Beginning of Period                   $    4,374     $    3,133     $    3,155     $    3,261     $    3,029
Provision for Loan Losses                               683            628            408            786            529

Charge-offs:
Real Estate                                              --            (70)          (383)          (739)           (59)
Commercial                                              (49)           (34)           (31)          (110)          (216)
Consumer                                                (10)            (6)           (17)           (47)           (30)
                                                 ----------     ----------     ----------     ----------     ----------
   Total                                                (59)          (110)          (431)          (896)          (305)

Recoveries:
Commercial                                                3             22             --              2              2
Consumer                                                  1              1              1              2              6
                                                 ----------     ----------     ----------     ----------     ----------
   Total                                                  4             23              1              4              8
Net charge-offs                                         (55)           (87)          (430)          (892)          (297)
Allowance acquired in business combination               --            700             --             --             --
Balance at End of Period                         $    5,002     $    4,374     $    3,133     $    3,155     $    3,261

Percentages
Allowance for Loan Losses/Total Loans                  1.18%          1.14%          0.91%          1.00%          1.13%
Net charge-offs/Real Estate Loans                                     0.00%          0.02%          0.34%          0.03%
                                                                                                                   0.15%
Net charge-offs//Commercial Loans                      0.07%          0.02%          0.05%          0.21%          0.50%
Net charge-offs/Consumer Loans                         0.27%          0.15%          0.62%          1.76%          0.81%
Net charge-offs/Total Loans                            0.01%          0.02%          0.12%          0.28%          0.10%
Allowance for Loan Losses/Non-performing Loans       190.33%     25,729.41%        111.97%         34.73%        150.90%

Non-performing Assets
---------------------

         Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. For the year ended December 31, 2006, had non-accrual loans performed as agreed, approximately $70,000 in additional interest would have been accrued.

         At December 31, 2006, nonaccrual loans totaled $2,628,000, and primarily consisted of one well-secured commercial real estate loan which was brought current in the first quarter of 2007. At December 31, 2005, nonaccrual loans totaled $17,000. At December 31, 2004, nonaccrual loans totaled $2,798,000, of which a loan secured by an office building located in the Silicon Valley community of Mountain View, represented $2,679,000. During 2005, this loan was foreclosed and classified as Other Real Estate Owned, with a balance of $2,600,000. The loan secured by this property had an original balance of $3,592,000, was written down to the appraised value of the property in June 2003, March 2004 and March 2005. The property was sold in the second quarter of 2006 for $3,356,000, resulting in a net gain of $756,000.

         Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 0.6% of total loans at December 31, 2006 and less than 0.01% at December 31, 2005, compared to 0.8% of total loans at the end of 2004. Management believes the current list of past due loans are collectible and does not anticipate significant losses. There were no foreclosed assets as of December 31, 2006.

TABLE 5                                        Analysis of Nonperforming Assets
                                 --------------------------------------------------------------
                                                        (In thousands)

                                                    Year ended December 31,
                                 --------------------------------------------------------------
                                    2006         2005         2004         2003         2002
                                 ----------   ----------   ----------   ----------   ----------
Accruing loans 90 days or more   $       --   $       --   $       --   $       --   $       --
Nonaccrual loans                      2,628           17        2,798        9,085        2,161
                                 ----------   ----------   ----------   ----------   ----------
Total                            $    2,628   $       17   $    2,798   $    9,085   $    2,161
                                 ==========   ==========   ==========   ==========   ==========

There was no commitment to lend additional funds to any customer whose loan was classified nonperforming at December 31, 2006, 2005 or 2004.

Noninterest Income
------------------

         The following table sets forth the principal components of noninterest income:

TABLE 6                                                                  Noninterest Income
                                                               --------------------------------------
                                                                       (Dollars in thousands)

                                                                      Years Ended December 31,
                                                               --------------------------------------
                                                                  2006          2005          2004
                                                               ----------    ----------    ----------
Gain on sale of other equity securities                        $    1,352    $       --    $       --
Gain on sale of other real estate owned                               756            --            --
Service charges                                                     2,463         2,305         2,500
Credit card fees                                                      839           856           886
Gain (loss) on write-down and sales of investment securities          (11)         (101)          (31)
Other income                                                          860           781           432
                                                               ----------    ----------    ----------
   Total noninterest income                                    $    6,259    $    3,841    $    3,787
                                                               ==========    ==========    ==========

Noninterest income for the year ended December 31, 2006 was $6,259,000, compared to $3,841,000 at December 31, 2005 and $3,787,000 for 2004. After a gain on sale of other equity securities of $1,352,000 related to the sale of Pacific Coast Banker's Bank stock and a gain of $756,000 on sale of other real estate owned in 2006, service charges and credit card fees represented the major portion of noninterest income. In 2005 and 2004, the Bank recognized impairment charges of $116,000 and $27,000, respectively, representing the other than temporary impaired value of one security investment. The principal source of Other Income was Tax Free Income on Officers' Life Insurance, which was $304,000, $310,000, and $269,000 in the years 2006, 2005 and 2004, respectively, which reflected an increased investment in this insurance. As to the $349,000 increase in Other Income in 2005 over 2004, income on Officers' Life Insurance (already mentioned) increased $41,000; letter of credit fees and SBA-related fees were $114,000 in 2005 (from the acquisition of Sequoia National Bank), but zero in 2004; and dividends on equity securities increased $111,000. The remaining smaller accounts increased a total of $83,000.

Noninterest Expenses
--------------------

         The following table sets forth the various components of noninterest expense:


TABLE 7                                            Noninterest Expenses
                                            ------------------------------------
                                                  (Dollars in thousands)

                                                  Years Ended December 31,
                                            ------------------------------------
                                               2006         2005         2004
                                            ----------   ----------   ----------

Salaries and employee benefits              $   12,300   $   11,344   $   10,521
Occupancy expense                                1,728        1,444        1,288
Equipment expense                                1,665        1,624        1,662
Advertising expense                                770          710          472
Data processing expense                            452          416          344
Professional fees                                1,278          952        1,086
Director expense                                   207          180          180
Surety insurance                                   479          555          479
Telephone, postage, supplies                     1,056          939        1,103
Bankcard expenses                                  797          802          803
Other                                            1,028        1,289          689
                                            ----------   ----------   ----------
   Total noninterest expense                $   21,760   $   20,255   $   18,627
                                            ==========   ==========   ==========

         Noninterest expenses for the year ended December 31, 2006 were $21,760,000, compared to $20,255,000 for the year ended December 31, 2005, an increase of $1,505,000 or 7.4%. For the year ended December 31, 2005 they were $20,255,000, an increase of $1,628,000 or 8.7% compared to 2004. Increases in Noninterest expenses in 2005 and 2006 were partially attributable to the acquisition of Sequoia National Bank in the second quarter, 2005. In 2006, salaries and employee benefits were $12,300,000 in 2006 and $11,344,000 in 2005, compared to $10,521,000 in 2004. Salaries and employee benefits represent over 50% of noninterest expense. They increased by 8.4% in 2006 over 2005, and by 7.8% in 2005 over 2004. The principal single item causing the increase was related to the acquisition of two branches in San Francisco, which represented $522,000 in 2006 and $318,000 in 2005, while the remaining increase was related to merit increases and promotional rewards. Occupancy expense increased by $284,000 in 2006 compared to 2005, and increased by $156,000 in 2005 over 2004.
The addition of the two former Sequoia branches in May of 2005 accounted for $269,000 in 2006 and $210,000 in 2005. Advertising expense continued to increase from $472,000 in 2004 to $710,000 in 2005 to $770,000 in 2006. In 2006,
newspaper and community advertising represented $229,000; in 2005, $280,000; and in 2004 it was $103,000. Contributions, public relations/fund raising, marketing materials and giveaway items were $441,000 in 2006; $381,000 in 2005; and $291,000 in 2004. All other expense was $1,028,000 in 2006, $1,289,000 in 2005, and $689,000 in 2004. Of the $600,000 increase in Other Expense during 2005, $339,000 was from acquisition related expense; $106,000 deposit intangible amortization; $61,000 in Other Real Estate Owned expense; and an impairment write-down of an equity security for $75,000. The remainder was in numerous smaller accounts.

Balance Sheet Analysis
----------------------

         Total assets of the Company were $581,270,000 at December 31, 2006, an increase of 2.1% over 2005. Total assets were $569,314,000 at December 31, 2005, an increase of 16.1% over 2004. Assets averaged $576.1 million in 2006, compared to $529.7 million in 2005, and $461.1 million in 2004. Average earning assets increased from $418.3 million in 2004 to $477.8 million in 2005 and $520.9 million in 2006. Average earning assets represented 90.7% of total average assets in 2004, 90.2% in 2005 and 90.6% in 2006. Average interest-bearing liabilities were $295.1 million in 2004, $353.9 million in 2005 and $386.3 million in 2006.

Loans
-----

         The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2006 increased by $39.8 million or 10.4% over December 31, 2005. Loans outstanding at December 31, 2005 increased by $40.4 million or 11.7% compared to December 31, 2004.

         Real estate loans increased by $15.8 million or 5.2% in 2006 compared to 2005, and by $47.4 million or 18.5%, in 2005 compared to 2004. Construction loans increased by $10.9 million or 41.3% in 2006 compared to 2005, but decreased by $2.8 million or 9.5% in 2005 compared to 2004. Commercial loans increased by $13.1 million or 24.6% in 2006 compared to 2005, but decreased by $5.8 million or 9.8% in 2005 compared to 2004. Consumer loans represent a nominal portion of total loans. They decreased $0.1 million in 2006, while they increased $0.8 million or 32.1% in 2005 compared to 2004. During 2006, the Bank purchased single family loans totaling $15,147,000, of which $12,831,000 was outstanding as of December 31, 2006.

         Table 8 presents a detailed analysis of loans outstanding at December 31, 2002 through December 31, 2006.

TABLE 8                                            Loan Portfolio
                         ------------------------------------------------------------------
                                                   (in thousands)

                                                    December 31,
                         ------------------------------------------------------------------
                            2006          2005          2004          2003          2002
                         ----------    ----------    ----------    ----------    ----------
Real Estate loans        $  318,655    $  302,813    $  255,433    $  214,588    $  211,473
Construction loans           37,094        26,243        28,997        48,610        32,947
Commercial loans             66,139        53,070        58,849        52,248        42,549
Consumer loans                3,279         3,420         2,589         2,551         2,956
                         ----------    ----------    ----------    ----------    ----------
   Sub total                425,167       385,546       345,868       317,997       289,925
Net deferred loan fees         (728)         (948)       (1,628)       (1,784)       (1,640)
                         ----------    ----------    ----------    ----------    ----------
   Total                 $  424,439    $  384,598    $  344,240    $  316,213    $  288,285
                         ==========    ==========    ==========    ==========    ==========

         The following table shows the Bank's loan maturities and sensitivities to changes in interest rates as of December 31, 2006.

                                                     Maturing
                                      Maturing       After One        Maturing
                                     Within One      But Within      After Five
                                        Year         Five Years        Years            Total
                                    ------------    ------------    ------------    ------------
Real Estate loans                   $    160,881    $    116,474    $     41,300    $    318,655
Construction loans                        18,727          13,559           4,807          37,093
Commercial loans                          33,393          24,175           8,571          66,139
Consumer loans                             1,656           1,199             425           3,280
                                    ------------    ------------    ------------    ------------
   Sub total                             214,657         155,407          55,103         425,167
Net deferred loan fees                      (368)           (266)            (94)           (728)
                                    ------------    ------------    ------------    ------------
   Total                            $    214,289    $    155,141    $     55,009    $    424,439
                                    ============    ============    ============    ============

With predetermined interest rates   $     55,569    $     40,231    $     14,265    $    110,065
With floating interest rates        $    158,720    $    114,910    $     40,744    $    314,374
                                    ------------    ------------    ------------    ------------
   Total                            $    214,289    $    155,141    $     55,009    $    424,439
                                    ============    ============    ============    ============

Investment Portfolio
--------------------

         Investments at December 31, 2006 were $94,945,000, a decrease of $18,518,000 or 16.3% over 2005. At December 31, 2005 they were $113,463,000, an increase of $10,640,000 or 10.3% over 2004. The decrease in investments in 2006 was achieved primarily through the sale of approximately $20,984,000 of investment securities during the fourth quarter of 2006. These proceeds were used to repay short term borrowings and to fund part of the increase in loans. Federal Home Loan Bank advances funded the remainder of the loan increase, and helped offset the decrease in deposits.

         Available funds are first used to fund Loans, then Investments, and the remainder is sold as Federal Funds. The primary source of funds is the deposit base. If more funds are needed, maturities from the Investment Portfolio maturity may be used, as well as sales and calls, which accounts for the volume variances in Investments. The Bank's investment portfolio is concentrated in U.
S. Government Agencies and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2006:


                                         After                After
                                          One                 Five
                     Due                 Year                 Years                 Due
                   In One               Through              Through               After                        Maturity
                    Year                 Five                  Ten                  Ten                Fair       In       Average
                   Or Less    Yield      Years     Yield      Years    Yield       Years   Yield       Value     Years      Yield
                  --------   ------    --------   ------    --------   ------    --------  ------    --------   --------   --------
                                                             (Dollars in thousands)
U. S. Government
   Agencies       $ 19,892     4.56%   $  9,240     5.17%   $     --       --    $     --      --    $ 29,132       0.81       4.75%
States &
   Political
   Subdivisions      7,664     3.01%     21,762     3.65%     28,002     3.74%      2,333    3.85%     59,761       5.35       3.62%
Corporate Debt       1,001     2.96%      2,973     5.21%         --       --          --      --       3,974       1.19       4.64%
Other Securities        --       --          --       --       1,208     7.70%        870    4.70%      2,078       9.46       6.45%
     Total        $ 28,557     4.09%   $ 33,975     4.20%   $ 29,210     3.91%   $  3,203    4.08%   $ 94,945       3.62       4.07%

The following table shows the securities portfolio mix at December 31, 2006, 2005 and 2004.

                                                           Years Ended December 31,
                                     2006                       2005                      2004
                                  ---------------------------------------------------------------------------
                                  Amortized        Fair      Amortized       Fair      Amortized       Fair
                                     Cost          Value        Cost         Value        Cost         Value
                                                              (Dollars in thousands)
U. S. Government Agencies         $   29,197       29,132       50,571       50,126       54,779       54,697
States & Political Subdivisions       59,693       59,761       56,208       56,028       41,446       42,515
Corporate Debt                         3,984        3,974        5,918        5,864        3,977        3,950
Other Securities                       2,078        2,078        1,445        1,445        1,661        1,661
                                  ----------   ----------   ----------   ----------   ----------   ----------
   Total                          $   94,952       94,945      114,142      113,463      101,863      102,823
                                  ----------   ----------   ----------   ----------   ----------   ----------

Deposits
--------

         The increase in average earning assets in 2006 was funded by increases in average deposits and from the Federal Home Loan Bank advances. During 2006, average deposits were $490,580,000, a increase of $23,459,000, or 5.0% over 2005. During 2005, average deposits were $467,121,000, an increase of $67,537,000 or 16.9% over 2004. In 2006, average interest-bearing deposits were $368,623,000, an increase of $17,833,000, or 5.1% over 2005. In 2005, average interest-bearing deposits were $350,790,000, an increase of $58,964,000 or 20.2% over 2004.

         The prime lending rate rose from 4% at the beginning of 2004 to 7.25% at the end of 2005 and 8.25% at the end of 2006. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.2% in 2004, 0.3% in 2005 and 0.5% in 2006. Money market deposit costs averaged 0.9% in 2004, 1.7% in 2005, and 2.9% in 2006. Savings rates averaged 0.3% in 2004 and 2005, and 0.5% in 2006. Finally, average interest on time certificates of deposit of $100,000 or more was 1.5% in 2004, 2.7% in 2005 and 4.0% in 2006. On certificates under $100,000, average rates were 1.7% in 2004, 2.5% in 2005, and 3.1% in 2006.

         The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:


                                        Average Deposits and Average Rates paid for the period ending December 31,
                                      2006                                 2005                                2004
                       ---------------------------------    ---------------------------------    ---------------------------------
                                                % of                                 % of                                % of
                         Average      Average   Total        Average       Average   Total        Average      Average   Total
                         Balance      Rate      Deposits     Balance       Rate      Deposits     Balance      Rate      Deposits
                       ---------------------------------    ---------------------------------    ---------------------------------
(in thousands)

Deposits:
Interest-bearing
  demand               $   62,382        0.5%        12.7%  $   57,478        0.3%        12.3%  $   56,561        0.2%        14.1%
Money market              119,779        2.9%        24.4      110,488        1.7%        23.7       86,598        0.9%        21.7
Savings                    53,965        0.5%        11.0       58,820        0.3%        12.6       60,040        0.3%        15.0
Time deposits
  $100,000 or more         73,061        4.0%        14.9       59,447        2.7%        12.7       38,764        1.5%         9.7
Time deposits under
  $100,000                 59,436        3.1%        12.1       64,557        2.5%        13.8       49,863        1.7%        12.5
                       ----------------------------------   ----------------------------------   ----------------------------------

Total interest
  bearing deposits     $  368,623        2.4%        75.1   $  350,790        1.6%        75.1      291,826        0.8%        73.0
Demand deposits           121,957        0.0%        24.9      116,331        0.0%        24.9      107,758        0.0%        27.0

                       ----------------------------------   ----------------------------------   ----------------------------------
Total deposits         $  490,580        1.8%       100.0%  $  467,121        1.2%       100.0%  $  399,584        0.6%       100.0%
                       ==================================   ==================================   ==================================

The following table indicates the maturity schedule of time deposits of $100,000 or more:

                  Analysis of Time Deposits of $100,000 or more at December 31, 2006
                                            (in thousands)

                                                         Over Three          Over Six          Over
            Total Deposits          Three Months           To Six           To Twelve         Twelve
           $100,000 or More            Or Less             Months             Months          Months
          ------------------       --------------       ------------       -----------      ----------
               $77,039                 $34,889             $16,460           $20,591          $5,099

Capital
-------

         At December 31, 2006, shareholders' equity of the Company was $62,063,000, an increase of $6,820,000 or 12.3% over 2005; at December 31, 2005 shareholders' equity was $55,243,000, an increase of $2,614,000 or 5.0% over 2004. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,625,000 in 2006, $1,542,000 in 2005, and $1,526,000 in 2004.

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

         At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. This requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most other banks. Furthermore, in 1993, the FDIC began assessing risk-based deposit insurance assessments based on financial institutions' capital resources and "management strength", as mandated by the FDIC Improvement Act of 1991. To qualify for the lowest insurance premiums as indicated in the following table, "well-capitalized" financial institutions must maintain risk-based Tier 1 and total capital ratios of at least 6.0% and 10.0% respectively. "Well-capitalized financial institutions must also maintain a leverage ratio equal to or exceeding 5.0%.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2006, 2005 and 2004 for the Bank.

                                                                   Minimum "Well
                                                                    Capitalized"
     Risk-Based Capital Ratios      2006      2005      2004       Requirements
     -------------------------    ----------------------------

     Tier 1 Capital                 11.03%    10.64%    12.69%   >       6.00%
                                                                 -

     Total Capital                  11.98%    11.56%    13.50%   >      10.00%
                                                                 -

     Leverage Ratios                10.06%     9.47%    10.71%   >       5.00%
                                                                 -

Liquidity
---------

         The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. Liquidity is a measure of the Company's ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, federal funds sold, and Securities Available-for-Sale. The Company's policy is to maintain a liquidity ratio of 20% or greater of total assets. As of December 31, 2006, the Company's primary liquidity was 20.98%, compared to 26.14% in 2005 and 24.47% in 2004. During the fourth quarter of 2006, management of the Bank sold investment securities and used the sale proceeds to fund loan originations. This caused a significant decrease in the liquidity ratio for 2006. Total Liquid Assets were $121,967,000 in 2006, $148,761,000 in 2005, and $119,907,000 in 2004. The
objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

         Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company's average core deposits funded 62.3% of average total assets of $575,116,000 for the year ended December 31, 2006, 64.8% of average total assets of $529,741,000 for the year ended December 31, 2005; and funded 67.4% of average total assets of $461,091,000 for the year ended December 31, 2004.

         As of December 31, 2006, the Company had contractual obligations and other commercial commitments totaling approximately $138,234,000. The following table sets forth the Company's contractual obligations and other commercial commitments as of December 31, 2006. These obligations and commitments will be funded primarily by loan repayments and the Company's liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

                                                                 Payments Due by Period
   (In thousands)
                                                         1 year        Over 1 to      Over 3 to        Over
   Contractual Obligations                 Total         or less        3 years        5 years        5 years
   ----------------------------------   ------------   ------------   ------------   ------------   ------------
   Operating Leases                     $      1,013   $        499   $        514   $         --   $         --

   Time deposits                             134,391        119,568         14,558            265             --

   Other Long-Term Obligations                    --             --             --             --             --

                                        ------------   ------------   ------------   ------------   ------------
   Total Contractual Cash Obligations   $    135,404   $    120,067   $     15,072   $        265   $         --
                                        ============   ============   ============   ============   ============


                                                         Amount of Commitment Expirations Per Period
   (In thousands)
                                          Total
                                          Amounts        1 year        Over 1 to      Over 3 to        Over
   Other Commercial Commitments          Committed       or less        3 years        5 years        5 years
   ----------------------------------   ------------   ------------   ------------   ------------   ------------

   Lines of Credit                      $     72,311   $     45,783   $     12,855   $     11,551   $      2,122

   Standby Letters of Credit                   1,351          1,349              2             --             --

   Guarantees                                     --             --             --             --             --

   Other Commercial Commitments               63,559         38,274         25,285             --             --

                                        ------------   ------------   ------------   ------------   ------------
   Total Commercial Commitments         $    137,221   $     85,406   $     38,142   $     11,551   $      2,122
                                        ============   ============   ============   ============   ============

         The largest component of the Company's earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate went from 5.25% at the end of 2004, to 7.25% at the end of 2005 and 8.25% at the end of 2006. The Company's management is responsible for minimizing the Bank's exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has federal fund borrowing facilities for a total of $70,000,000, a Federal Home Loan Bank line of credit of up to 25% of total assets, and a Federal Reserve Bank facility. Management believes the

Company's liquidity sources at December 31, 2006 are adequate to meet its operating needs in 2007 and into the foreseeable future.

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

                                                                Return on Equity and Assets
                                                 (Key financial ratios are computed on average balances)

                                                                  Year Ended December 31,
                                                    2006                   2005                  2004
                                              ----------------       ----------------      ----------------
          Return on average assets                  1.32%                  1.08%                 1.02%

          Return on average equity                 12.86%                 10.75%                 8.94%

          Dividend payout ratio                    21.43%                 26.92%                32.55%

          Average equity to assets ratio           10.25%                 10.06%                11.37%


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

         The following table sets forth the estimated maturity/repricing structure of the Company's interest-bearing assets and interest-bearing liabilities at December 31, 2006. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. The table does not assume any prepayment of fixed-rate loans.

                                                                RATE SENSITIVE GAP ANALYSIS

                                                                   As of December 31, 2006
                                      -----------------------------------------------------------------------------

                                                                    Maturing or repricing
                                      -----------------------------------------------------------------------------
                                        Three          Over Three        Over One         Over             Not
                                        Months         To Twelve       Year Through       Five            Rate-
                                        Or Less          Months         Five Years        Years         Sensitive         Total
                                      ---------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest earning assets:
Federal funds sold                   $      8,725     $         --     $         --    $         --    $         --    $      8,725
Securities                                 12,832           15,725           33,976          32,412              --          94,945
Loans                                     154,664           57,937          154,446          54,764           2,628         424,439
                                     ------------     ------------     ------------    ------------    ------------    ------------
 Total interest earning assets            176,221           73,662          188,422          87,176           2,628         528,109
                                     ------------     ------------     ------------    ------------    ------------    ------------
Cash and due from banks                        --               --               --              --          18,297          18,297
Allowance for loan losses                      --               --               --              --          (5,002)         (5,002)
Other assets                                   --               --               --              --          39,866          39,866
                                     ------------     ------------     ------------    ------------    ------------    ------------
  Total assets                       $    176,221     $     73,662     $    188,422    $     87,176    $     55,789    $    581,270
                                     ============     ============     ============    ============    ============    ============

Interest bearing liabilities:
Demand, interest bearing             $     60,378     $         --     $         --    $         --    $         --    $     60,378
Savings and money market                  162,915               --               --              --              --         162,915
Time deposits                              56,419           63,148           14,823              --              --         134,390
Federal Home Loan Bank advances                --           10,000           20,000              --              --          30,000
Federal funds purchased                        --               --               --              --              --              --
                                     ------------     ------------     ------------    ------------    ------------    ------------
 Total interest bearing liabilities       279,712           73,148           34,823              --              --         387,683
                                     ------------     ------------     ------------    ------------    ------------    ------------
Noninterest demand deposits                    --               --               --              --         123,884         123,884
Other liabilities                              --               --               --              --           7,640           7,640
Stockholders' equity                           --               --               --              --          62,063          62,063
                                     ------------     ------------     ------------    ------------    ------------    ------------
  Total liabilities and
     Stockholders' equity            $    279,712     $     73,148     $     34,823    $         --    $    193,587    $    581,270
                                     ============     ============     ============    ============    ============    ============
Interest rate sensitivity GAP        ($   103,491)    $        514     $    153,599    $     87,176    ($   137,798)   $         --
                                     ============     ============     ============    ============    ============    ============
Cumulative interest rate
  sensitivity GAP                    ($   103,491)    $        514     $     50,622    $    137,798    $         --    $         --
Cumulative interest rate
   sensitivity GAP ratio                   (58.73%)         (41.21%)          11.55%          26.22%             --              --

         Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

         Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or "base case") for the following table is the Company's net portfolio at December 31, 2006, using current discount rates, and an estimate of net interest income for 2006 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2006 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2006 and net interest income for 2006 assuming fluctuations or "rate shocks" of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.


                                                                  Market Risk in Securities
(Amount in thousands)                                                 Interest Rate Shock
                                                                     At December 31, 2006
Available for Sale securities
                                                 Rates Decline                                  Rates Increase
                                      ------------------------------------            ------------------------------------
Rate change                               (2%)              (1%)            Current       +1%                +2%
Unrealized gain (loss)                  $ 3,316            $1,655             ($7)     ($2,058)           ($4,110)

Change from current                     $ 3,323            $1,662                      ($2,051)           ($4,103)


                                                              Market Risk on Net Interest Income
(Amounts in thousands)                                                At December 31, 2006

                                                 Rates Decline                                   Rates Increase
                                      ------------------------------------             ------------------------------------
Rate change                               (2%)              (1%)            Current        +1%                +2%

Net interest income                     $25,440            $26,409          $27,375      $27,874            $28,372

Change from current                     ($1,935)             ($966)                         $499               $997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                                                        Page
                                                                                                     ----
Reports of Independent Registered Public Accounting Firms.....................................        50

Consolidated Balance Sheets, December 31, 2006 and 2005.......................................        53

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004......        54

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
ended December 31, 2006, 2005 and 2004........................................................        55

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005
and 2004......................................................................................        56

Notes to Consolidated Financial Statements....................................................        57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders and Directors
FNB Bancorp


We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the two years ended December 31, 2006. We have also audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and subsidiary as of December 31, 2006 and 2005 and the results of their operations and cash flows for the two years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion management's assessment that FNB Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Furthermore, in our opinion, FNB Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

As discussed in notes 1 and 16 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment".


/s/ Moss Adams LLP



Stockton, California
March 14, 2007

             Report of Independent Registered Public Accounting Firm




The Board of Directors and Stockholders
FNB Bancorp:



We have audited the accompanying consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows of FNB Bancorp and Subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of FNB Bancorp and Subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/ KPMG LLP




Sacramento, California
March 3, 2005

                                  FNB BANCORP AND SUBSIDIARY

                                 Consolidated Balance Sheets

                                  December 31, 2006 and 2005


                         Assets                                      2006            2005
                                                                 ------------    ------------
Cash and due from banks                                            18,297,000      19,068,000
Federal funds sold                                                  8,725,000      16,230,000
                                                                 ------------    ------------
                    Cash and cash equivalents                      27,022,000      35,298,000
Securities available-for-sale                                      94,945,000     113,463,000
Loans, net                                                        419,437,000     380,224,000
Bank premises, equipment, and leasehold improvements               13,476,000      12,028,000
Other real estate owned                                                    --       2,600,000
Goodwill                                                            1,841,000       1,841,000
Accrued interest receivable and other assets                       24,549,000      23,860,000
                                                                 ------------    ------------
     Total Assets                                                 581,270,000     569,314,000
                                                                 ============    ============
           Liabilities and stockholders' equity
Deposits:
     Demand, noninterest bearing                                  123,884,000     123,641,000
     Demand, interest bearing                                      60,378,000      62,581,000
     Savings                                                      162,915,000     180,489,000
     Time                                                         134,390,000     140,833,000
                                                                 ------------    ------------
                    Total deposits                                481,567,000     507,544,000
                                                                 ------------    ------------
Federal Home Loan Bank advances                                    30,000,000              --
Accrued expenses and other liabilities                              7,640,000       6,527,000
                                                                 ------------    ------------
                    Total liabilities                             519,207,000     514,071,000
                                                                 ------------    ------------
Commitments and contingencies (notes 9 and 13)
Stockholders' equity:
     Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,853,000 and 2,700,000 shares
        on December 31, 2006 and 2005, respectively                39,824,000      34,793,000
     Additional paid-in capital                                       141,000          19,000
     Retained earnings                                             22,102,000      20,832,000
     Accumulated other comprehensive loss                              (4,000)       (401,000)
                                                                 ------------    ------------
                    Total stockholders' equity                     62,063,000      55,243,000
                                                                 ------------    ------------
     Total liabilities and stockholders' equity                   581,270,000     569,314,000
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                                           FNB BANCORP AND SUBSIDIARY

                                      Consolidated Statements of Earnings

                                  Years ended December 31, 2006, 2005 and 2004

                                                                       2006            2005            2004
                                                                   ------------    ------------    ------------
Interest income:
     Interest and fees on loans                                    $ 31,898,000    $ 26,754,000      21,226,000
     Interest and dividends on securities                             2,576,000       2,173,000       1,418,000
     Interest on tax-exempt securities                                2,039,000       1,512,000       1,250,000
     Federal funds sold                                                 683,000         293,000         152,000
                                                                   ------------    ------------    ------------
           Total interest income                                     37,196,000      30,732,000      24,046,000
Interest expense:
     Deposits                                                         8,839,000       5,440,000       2,460,000
     Federal Home Loan Bank advances                                    880,000          41,000              --
     Federal funds purchased                                            102,000          52,000          73,000
                                                                   ------------    ------------    ------------
           Total interest expense                                     9,821,000       5,533,000       2,533,000
                                                                   ------------    ------------    ------------
           Net interest income                                       27,375,000      25,199,000      21,513,000
Provision for loan losses                                               683,000         628,000         408,000
                                                                   ------------    ------------    ------------
           Net interest income after provision
              for loan losses                                        26,692,000      24,571,000      21,105,000
                                                                   ------------    ------------    ------------
Noninterest income:
     Gain on sale of other equity securities                          1,352,000              --              --
     Gain on sale of other real estate owned                            756,000              --              --
     Service charges                                                  2,463,000       2,305,000       2,500,000
     Credit card fees                                                   839,000         856,000         886,000
     Gain (loss) on impairment and sale of investment securities        (11,000)       (101,000)        (31,000)
     Other                                                              860,000         781,000         432,000
                                                                   ------------    ------------    ------------
           Total noninterest income                                   6,259,000       3,841,000       3,787,000
                                                                   ------------    ------------    ------------
Noninterest expense:
     Salaries and employee benefits                                  12,300,000      11,344,000      10,521,000
     Occupancy expense                                                1,728,000       1,444,000       1,288,000
     Equipment expense                                                1,665,000       1,624,000       1,662,000
     Advertising expense                                                770,000         710,000         472,000
     Data processing expense                                            452,000         416,000         344,000
     Professional fees                                                1,278,000         952,000       1,086,000
     Director expense                                                   207,000         180,000         180,000
     Surety insurance                                                   479,000         555,000         479,000
     Telephone, postage, supplies                                     1,056,000         939,000       1,103,000
     Bankcard expenses                                                  797,000         802,000         803,000
     Other                                                            1,028,000       1,289,000         689,000
                                                                   ------------    ------------    ------------
           Total noninterest expense                                 21,760,000      20,255,000      18,627,000
                                                                   ------------    ------------    ------------
           Earnings before income tax expense                        11,191,000       8,157,000       6,265,000
Income tax expense                                                    3,609,000       2,429,000       1,577,000
                                                                   ------------    ------------    ------------
           Net earnings                                            $  7,582,000    $  5,728,000       4,688,000
                                                                   ============    ============    ============
Earnings per share data:
     Basic                                                         $       2.67    $       2.02    $       1.63
     Diluted                                                       $       2.60    $       1.98    $       1.60
Weighted average shares outstanding:
     Basic weighted average shares outstanding                        2,845,000       2,834,000       2,883,000
     Diluted weighted average shares outstanding                      2,915,000       2,893,000       2,934,000

See accompanying notes to consolidated financial statements.

                                                     FNB BANCORP AND SUBSIDIARY

                              Consolidated Statements of Stockholders' Equity and Comprehensive Income

                                            Years ended December 31, 2006, 2005 and 2004

                                                                                          Accumulated
                                     Common stock            Additional                     other
                              ---------------------------     paid-in       Retained     comprehensive  Comprehensive
                                 Shares         Amount        capital       earnings        income         income          Total
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2003     2,519,000   $ 28,903,000          3,000    22,041,000      1,040,000                    51,987,000
Net earnings                            --             --             --     4,688,000             --      4,688,000      4,688,000
Other comprehensive income:
   Unrealized gain on
      securities, net of
      tax benefit of $330,000           --             --             --            --       (474,000)      (474,000)      (474,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  4,214,000
                                                                                                        ============
Cash dividends of $0.12
   per share, quarterly                 --             --             --    (1,210,000)            --             --     (1,210,000)
Special cash dividend of
   $0.12 per share                                                            (316,000)                                    (316,000)
Stock dividend of 5%               124,000      4,514,000                   (4,514,000)                                          --
Stock-based compensation
   expense                              --             --          6,000            --             --                         6,000
Stock repurchased and retired      (69,000)    (2,324,000)            --            --             --                    (2,324,000)
Stock options exercised             12,000        272,000             --            --             --                       272,000
                              ------------   ------------   ------------  ------------   ------------                  ------------
Balance at December 31, 2004     2,586,000     31,365,000          9,000    20,689,000        566,000                    52,629,000
Net earnings                            --             --             --     5,728,000             --      5,728,000      5,728,000
Other comprehensive income:
   Unrealized loss on
      securities, net of
      tax benefit of $671,000           --             --             --            --       (967,000)      (967,000)      (967,000)
                                                                                                        ------------
Comprehensive income                                                                                    $  4,761,000
                                                                                                        ============
Cash dividends of $0.15
   per share, quarterly                 --             --             --    (1,535,000)            --                    (1,535,000)
Stock dividend of 5%               128,000      4,043,000                   (4,043,000)                                          --
Cash on fractional shares
  related to stock dividend                                                     (7,000)                                      (7,000)
Stock-based compensation
   expense                              --             --         10,000            --             --                        10,000
Stock repurchased and retired      (21,000)      (765,000)            --            --             --                      (765,000)
Stock options exercised              7,000        150,000             --            --             --                       150,000
                              ------------   ------------   ------------  ------------   ------------                  ------------
Balance at December 31, 2005     2,700,000     34,793,000         19,000    20,832,000       (401,000)                   55,243,000
Net earnings                            --             --             --     7,582,000             --      7,582,000      7,582,000
Other comprehensive income:
   Unrealized gain on
      securities, net of
      tax provision of $276,000         --             --             --            --        397,000        397,000        397,000
                                                                                                        ------------
Comprehensive income                                                                                    $  7,979,000
                                                                                                        ============
Cash dividends of $0.15 per
   share, quarterly                     --             --             --    (1,625,000)            --                    (1,625,000)
Stock dividend of 5%               136,000      4,679,000                   (4,679,000)                                          --
Stock-based compensation
   expense                                                        39,000                                                     39,000
Cash on fractional shares
   related To stock dividend
   expense                                                                      (8,000)                                      (8,000)
Stock repurchased and retired       (2,000)       (73,000)            --            --             --                       (73,000)
Stock options exercised,
   including tax benefit of
   $83,000                          19,000        425,000         83,000            --             --                       508,000
                              ------------   ------------   ------------  ------------   ------------                  ------------
Balance at December 31, 2006     2,853,000   $ 39,824,000        141,000    22,102,000         (4,000)                   62,063,000
                              ============   ============   ============  ============   ============                  ============

See accompanying notes to consolidated financial statements.

                                             FNB BANCORP AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows

                                          December 31, 2006, 2005 and 2004

                                                                            2006            2005            2004
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                                         $  7,582,000       5,728,000       4,688,000
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
         Depreciation, amortization and accretion, net                     1,220,000       1,594,000       1,790,000
         Loss on sale of investment securities                                11,000         101,000          31,000
         Gain on sale of other equity securities                          (1,352,000)
         Securities write-down                                                    --         116,000              --
         Stock-based compensation expense                                     39,000          10,000           6,000
         Gain on sale of other real estate owned                            (756,000)
         Provision for loan losses                                           683,000         600,000         480,000
         Deferred taxes                                                       (7,000)       (181,000)         74,000
         Changes in assets and liabilities:
            Accrued interest receivable and other assets                     669,000      (5,149,000)     (6,422,000)
            Accrued expenses and other liabilities                         1,011,000       1,720,000       2,083,000
                                                                        ------------    ------------    ------------
               Net cash provided by operating activities                   9,100,000       4,539,000       2,730,000
                                                                        ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from sold, matured, called securities available-for-sale      65,092,000      31,207,000      34,203,000
   Purchases of securities available-for-sale                            (45,949,000)    (43,386,000)    (74,689,000)
   Proceeds from sale of other real estate owned                           3,356,000              --              --
   Net decrease (increase) in loans                                      (40,069,000)        892,000     (28,457,000)
   Proceeds from sales of bank premises, equipment, and
      leasehold improvements                                                 541,000         156,000         121,000
   Purchases of bank premises, equipment, and leasehold
      Improvements                                                        (3,172,000)     (1,733,000)     (2,101,000)
  Cash and equivalents received in bank acquisition, net of cash paid             --       9,602,000              --
                                                                        ------------    ------------    ------------
               Net cash used in investing activities                     (20,201,000)     (3,262,000)    (70,923,000)
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in demand and savings deposits                (19,534,000)     16,215,000      39,392,000
   Net increase (decrease) in time deposits                               (6,443,000)     22,051,000        (353,000)
   Net increase in Federal Home Loan Bank advances                        30,000,000
   Net (decrease) increase in federal funds purchased                             --     (19,172,000)     19,172,000
   Cash dividends paid                                                    (1,633,000)     (1,542,000)     (1,526,000)
   Repurchases of common stock                                               (73,000)       (765,000)     (2,324,000)
   Exercise of stock options including tax benefit of $83,000 in 2006        508,000         150,000         272,000
                                                                        ------------    ------------    ------------
               Net cash provided by
                  financing activities                                     2,825,000      16,937,000      54,633,000
                                                                        ------------    ------------    ------------
               Net increase (decrease) in cash and cash
                  Equivalents                                             (8,276,000)     18,214,000     (13,560,000)
Cash and cash equivalents at beginning of year                            35,298,000      17,084,000      30,644,000
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                                $ 27,022,000      35,298,000      17,084,000
                                                                        ============    ============    ============
Additional cash flow information:
   Interest paid                                                        $  9,533,000       4,980,000       2,467,000
   Income taxes paid                                                       4,020,000       2,224,000       1,691,000
   Noncash - stock dividend                                                4,679,000       4,043,000       4,514,000

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         (b)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $1,219,000 and $2,358,000 at December 31, 2006 and 2005, respectively.

         (c)      Investment Securities

                  Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2006 or 2005. Available-for-sale securities are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders' equity until realized.

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

         (d)      Derivatives

                  All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivatives at December 31, 2006 and 2005.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


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

                  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. Net interest written off in 2006 was not considered material (see Allowance for Loan Losses caption on page 34 in the Management Discussion and Analysis section).

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         (f)      Allowance for Loan Losses

                  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

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

         (g)      Premises and Equipment

                  Premises and equipment are reported at cost less accumulated depreciation using the straight-line method over the estimated service lives of related assets ranging from 3 to 50 years original life. Those set up for 50 years were before 1986, when the IRS rules shortened the allowable lives for assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

         (h)      Cash Dividends

                  The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


                  dividends by the Company would be obtained from its investments as well as dividends and/or management fees from First National Bank. First National Bank's ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

         (i)      Stock Dividend

                  On October 27, 2006, the Company announced that its Board of Directors had declared a stock dividend of approximately 135,947 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 15, 2006, to shareholders of record on December 1, 2006. The earnings per share data presented have been adjusted for this stock dividend.

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

         (k)      Earnings per Share

                  Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were no antidilutive shares in the years ended December 31, 2006, 2005 and 2004. For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                Year ended December 31,
                                                      ------------------------------------------
                                                          2006           2005           2004
                                                      ------------   ------------   ------------
Weighted average common shares outstanding-used
   in computing basic earnings per share                 2,845,000      2,834,000      2,883,000
Dilutive effect of stock options outstanding,
   using the treasury stock method                          70,000         59,000         51,000
Shares used in computing diluted earnings per share      2,915,000      2,893,000      2,934,000

         (l)      Stock Option Plans

                  In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense ratably over each option's five year vesting period. The amortized expense of the stock option's fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2006, 2005 and 2004. Net income and earnings per share calculations include the amortized cost of stock options that vested during each year.

                  Effective January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment", on a modified prospective basis.

                  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. FNB Bancorp stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

         (m)      Fair Values of Financial Instruments

                  The notes to financial statements include various estimated fair value information as of December 31, 2006 and 2005. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective consideration, which vary widely among different financial institutions and which are subject to change.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         (n)      Income Tax Credits

                  At December 31, 2006, the Bank had a $2,077,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized or realizable. These investments are included in other securities in securities available-for-sale.

         (o)      Reclassifications

                  Certain prior year information has been reclassified to conform to current year presentation.

         (p)      Bank Owned Life Insurance

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005, and 2004

                  The Corporation purchased insurance on the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of income. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $7,267,000 and $7,011,000 at December 31, 2006 and 2005,
                  respectively.

         (q)      Acquisition

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

                        December 31, 2006, 2005 and 2004


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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


                  During 2006 and 2005, Core Deposit Intangible and Loan Premium were amortized $106,000 and $15,000, respectively.

                  In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill will not be expensed over a fixed period of time, but will be tested for impairment at least annually. None of the goodwill is deductible for income tax purposes. Identifiable intangible assets, namely core deposit intangibles and premium on loans, are amortized over their period of benefit. In the fourth quarter of 2006, the annual review of goodwill for impairment was performed, and it was determined that no adjustment was necessary. Additionally, the core deposit intangible and loan premium were evaluated for impairment at the end of each quarter, and no adjustments were determined to be necessary.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


The following table shows proforma earnings of FNB Bancorp and its subsidiary combined with Sequoia National Bank as if the acquisition had taken place as of January 1, 2004:

(thousands, except per share data)           Consolidated Statements of Earnings
                                                   Year ended December 31
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


(2)      Restricted Cash Balance

         Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank's deposit balances. As of December 31, 2006 and 2005, the Bank maintained deposits in excess of the FRB reserve requirement.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


(3)      Securities Available-for-Sale

         The amortized cost and carrying values of securities available-for-sale are as follows:

                                       Amortized      Unrealized      Unrealized      Carrying
                                       cost           gains           losses          Value
   December 31, 2006:
      Obligations of U.S.
         Government agencies          $ 29,197,000          2,000         (67,000)     29,132,000
      Obligations of states
         and political subdivisions     59,693,000        297,000        (229,000)     59,761,000
      Corporate debt                     3,984,000             --         (10,000)      3,974,000
      Other securities                   2,078,000             --              --       2,078,000
                                      ------------   ------------    ------------    ------------
                                      $ 94,952,000        299,000        (306,000)     94,945,000
                                      ============   ============    ============    ============

   December 31, 2005:
      Obligations of U.S.
         Government agencies          $ 50,571,000         65,000        (510,000)     50,126,000
      Obligations of states
         and political subdivisions     56,208,000        384,000        (564,000)     56,028,000
      Corporate debt                     5,918,000          8,000         (62,000)      5,864,000
      Other securities                   1,445,000             --              --       1,445,000
                                      ------------   ------------    ------------    ------------
                                      $114,142,000        457,000      (1,136,000)    113,463,000
                                      ============   ============    ============    ============

         An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2006 and December
         31, 2005 follows.

                                                Less than                       12 Months
                                                12 Months                       or Longer                         Total
December 31, 2006:                              Unrealized                      Unrealized                      Unrealized
                                 Fair Value     Losses          Fair Value      Losses         Fair Value         Losses
Obligations of U.S.
   government agencies          $ 14,708,000        (10,000)     11,945,000        (57,000)     26,653,000        (67,000)
Obligations of states
   and political subdivisions      7,053,000        (25,000)     22,009,000       (204,000)     29,062,000       (229,000)
Corporate debt                     2,973,000         (3,000)      1,001,000         (7,000)      3,974,000        (10,000)
Other securities                          --             --              --             --              --             --
                                -----------------------------------------------------------------------------------------
Total                             24,734,000        (38,000)     34,955,000       (268,000)     59,689,000       (306,000)
                                =========================================================================================

                                                Less than                       12 Months
                                                12 Months                       or Longer                         Total
December 31, 2005:                              Unrealized                      Unrealized                      Unrealized
                                 Fair Value     Losses          Fair Value      Losses         Fair Value         Losses

Obligations of U.S.
   government agencies          $ 23,184,000       (212,000)     24,676,000       (298,000)     47,860,000       (510,000)
Obligations of states
   and political subdivisions     29,456,000       (463,000)      8,082,000       (101,000)     37,538,000       (564,000)
Corporate debt                     4,019,000        (39,000)      1,011,000        (23,000)      5,030,000        (62,000)
Other securities                          --             --              --             --              --             --
                                -----------------------------------------------------------------------------------------
Total                             56,659,000       (714,000)     33,769,000       (422,000)     90,428,000     (1,136,000)
                                =========================================================================================

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         A total of 78 securities make up the amount of securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earliest of forecasted recovery or the maturity of the underlying investment security.

         The amortized cost and carrying value of debt securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized       Carrying
                                                       Cost           Value
         Available -for-sale:
            Due in one year or less                $ 28,628,000     28,557,000
            Due after one year though five years     34,023,000     33,975,000
         Due after five years through ten years      29,094,000     29,210,000
         Due after ten years                          3,207,000      3,203,000
                                                   ------------   ------------
                                                   $ 94,952,000     94,945,000
                                                   ============   ============


         For the years ended December 31, 2006, 2005, and 2004, gross realized gains amounted to $185,000, $15,000, and $4,000, respectively. For the years ended December 31, 2006, 2005, and 2004, gross realized losses amounted to $196,000, $116,000, and $35,000, respectively.

         At December 31, 2006 and 2005, securities with an amortized cost of $49,551,000 and $57,801,000 and fair value of $49,635,000 and
         $57,646,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

         As of December 31, 2006 and 2005, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

                             BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


(4)      Loans, Net

         Loans are summarized as follows at December 31:

                                               2006              2005
                                          --------------    --------------

         Real estate                      $  318,655,000       302,813,000
         Construction                         37,094,000        26,243,000
         Commercial                           66,139,000        53,070,000
         Consumer & other                      3,279,000         3,420,000
                                          --------------    --------------
                                             425,167,000       385,546,000

         Allowance for loan losses            (5,002,000)       (4,374,000)
         Net deferred loan fees                 (728,000)         (948,000)
                                          --------------    --------------
                                          $  419,437,000       380,224,000
                                          ==============    ==============

         The Bank had total impaired loans of $2,628,000 and$17,000 at December 31, 2006 and 2005, respectively. The allowance for loan losses related to the impaired loans was $51,000 and $9,000 as of December 31, 2006 and 2005, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $2,577,000 and $8,000 as of December 31, 2006 and 2005. During 2006 and 2005, nonaccrual loans represented all impaired loans. The average recorded investment in impaired loans during 2006, 2005 and 2004 was $610,000, $1,205,000 and $4,010,000, respectively. Interest income on impaired loans of $3,000, $0, and $4,800, was recognized for cash payments received in 2006, 2005, and 2004, respectively. The amount of interest on impaired loans not collected in 2006, 2005 and 2004, respectively was $70,000, $2,000 and $255,000.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


(5)      Allowance for Loan Losses

         Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                  2006            2005            2004
                                              ------------    ------------    ------------
            Balance, beginning of year        $  4,374,000       3,133,000       3,155,000
                                              ------------    ------------    ------------
            Loans charged off                      (59,000)       (110,000)       (431,000)
            Recoveries                               4,000          23,000           1,000
                                              ------------    ------------    ------------
                      Net loans charged off        (55,000)        (87,000)       (430,000)

            Provision for loan losses              683,000         628,000         408,000
            Allowance acquired in
               business combination                     --         700,000              --
                                              ------------    ------------    ------------
            Balance, end of year              $  5,002,000       4,374,000       3,133,000
                                              ============    ============    ============

(6)      Related Party Transactions

         In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank's policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2006 and 2005:

                                                   2006           2005
                                               ------------   ------------
           Balance, beginning of  year         $  3,918,000      3,376,000
           Additions                              3,354,000      5,673,000
           Repayments                             3,751,000      5,131,000
                                               ------------   ------------
           Balance, end of year                $  3,521,000      3,918,000
                                               ============   ============

(7)      Bank Premises, Equipment, and Leasehold Improvements

         Bank premises, equipment and leasehold improvements are stated at cost, less accu-mulated depreciation and amortization, and are summarized as follows at December 31:

                                                            2006            2005
                                                        ------------    ------------
            Buildings                                   $  8,619,000       7,969,000
            Equipment                                     10,226,000       8,642,000
            Leasehold improvements                         1,093,000       1,173,000
                                                        ------------    ------------
                                                          19,938,000      17,784,000

            Accumulated depreciation and amortization    (10,876,000)     (9,817,000)
                                                        ------------    ------------
                                                           9,062,000       7,967,000

            Land                                           4,414,000       4,061,000
                                                        ------------    ------------
                                                        $ 13,476,000      12,028,000
                                                        ============    ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $1,183,000, $1,163,000 and $1,282,000, respectively.

(8)      Deposits

         The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $77,039,000 and $77,572,000 at
         December 31, 2006 and 2005, respectively.

         At December 31, 2006, the scheduled maturities of all time certificates are as follows:

                   Year ending December 31:
                      2007                               $  119,567,000
                      2008                                   10,536,000
                      2009                                    4,022,000
                      2010                                      265,000
                                                         --------------
                                                         $  134,390,000
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

         The minimum rental commitments under the operating leases as of December 31, 2006 are as follows:

                   Year ending December 31:
                      2007                               $      499,000
                      2008                                      351,000
                      2009                                      163,000
                                                         --------------
                                                         $    1,013,000
                                                         ==============

         Total rent expense for operating leases was $554,000, $401,000 and $284,000, in 2006, 2005, and 2004, respectively.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect on the Bank's financial statements.

(10)     Bank Savings Plan

         The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the First National Bank Savings Plan (the
         Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank's contribution is discretionary. The Plan expense for the years ended December 31, 2006, 2005, and 2004 was $600,000, $626,000 and $540,000, respectively.

(11)     Salary Continuation and Deferred Compensation Plans

         The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual's employment period. The Salary Continuation Plan expense for the years ended December 31, 2006, 2005, and 2004 was $239,000, $325,000 and $305,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1,959,000 and $1,780,000 at December 31, 2006 and 2005, respectively.

         The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2006 and 2005, the related liability included in accrued expenses and other liabilities was $1,935,000 and $1,851,000, respectively.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


(12)     Income Taxes

         The provision for income taxes for the years ended December 31, consists of the following:

                                       2006            2005            2004
                                   ------------    ------------    ------------

            Current:
               Federal             $  2,789,000       2,223,000       1,275,000
               State                    827,000         387,000         228,000
                                   ------------    ------------    ------------
                                      3,616,000       2,610,000       1,503,000
                                   ------------    ------------    ------------
            Deferred:
               Federal                  (69,000)       (207,000)         62,000
               State                     62,000          26,000          12,000
                                   ------------    ------------    ------------
                                         (7,000)       (181,000)         74,000
                                   ------------    ------------    ------------
                                   $  3,609,000       2,429,000       1,577,000
                                   ============    ============    ============

         The reasons for the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, are summarized as follows:

                                                                2006       2005       2004
                                                               ------     ------     ------
            Statutory rate                                       34.0%      34.0%      34.0%
            Increased (decrease ) resulting from:
               Income tax exempt for federal purposes            (6.1)%     (7.1)%     (8.0)%
               State taxes on income  net of federal benefit      5.2%       3.3%       2.5%
               Benefits from low income housing credits          (1.3)%     (1.1)%     (2.8)%
               Adjustment to prior year accruals                  0.0%       0.0%      (0.6)%
               Other, net                                         0.4%       0.6%       0.1%
                                                               ------     ------     ------
                        Effective rate                           32.2%      29.7%      25.2%
                                                               ======     ======     ======

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                                     December 31
                                                                             ---------------------------
                                                                                 2006           2005
                                                                             ------------   ------------
            Deferred tax assets:
               Allowance for loan losses                                     $  2,123,000      1,857,000
               Capitalized interest on buildings                                   27,000         29,000
               Expenses accrued on books  not yet deductible in tax return      2,060,000      1,720,000
               Depreciation                                                       572,000        497,000
               Net operating loss carryforward                                  1,236,000      1,439,000
               Unrealized loss on available-for-sale securities                     3,000        280,000
                                                                             ------------   ------------
                    Total deferred tax assets                                   6,021,000      5,822,000
                                                                             ------------   ------------
            Deferred tax liabilities:
               State income taxes                                                 379,000        312,000
               Core deposit intangible                                            453,000        524,000
               Expenses and credits deducted on tax return, not books              37,000         42,000
                                                                             ------------   ------------
                    Total deferred tax liabilities                                869,000        878,000
                                                                             ------------   ------------
                    Net deferred tax asset (included in other assets)           5,152,000      4,944,000
                                                                             ============   ============

         As of December 31, 2006, the Bank had no state tax credit carryforwards for income tax purposes as these were all used during 2005. Accordingly, there is no valuation allowance as of December 31, 2006 or 2005. Additionally, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. The Bank had net operating loss carryforwards resulting from the acquisition of Sequoia National Bank which expire from December 31, 2008 through December 31, 2020, for a total balance of $3,547,000.

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

         The Bank's exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank's credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer's creditworthiness through ongoing credit reviews. The Bank generally

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                      December 31, 2006, and 2005 and 2004


         requires collateral or other security to support commitments to extend credit. The following table provides summary information on financial institutions whose contract amounts represent credit risk as of December 31:

                                                                                2006           2005
                                                                            ------------   ------------
            Financial instruments whose contract amounts represent
               credit risk:
                    Undisbursed loan commitments                            $ 60,591,000     36,607,000
                    Lines of credit                                           72,311,000     49,863,000
                    MasterCard lines                                           2,968,000      3,463,000
                    Standby letters of credit                                  1,351,000      7,768,000
                                                                            ------------   ------------
                                                                            $137,221,000     97,701,000
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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2006, there were $1,223,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2006 there were $128,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2006.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


                  on certificates for a schedule of the aggregate expected monthly maturities on time deposits.

         (f)      Federal Funds Sold/Purchased

                  The carrying amount of federal funds sold/purchased approximates their fair values.

         (g) The carrying amount of Federal Home Loan Bank advances approximates their fair values.

         (h)      Bank Owned Life Insurance

                  The carrying amount is the cash surrender value for all policies.

                  The following table provides summary information on the estimated fair value of financial instruments at December 31, 2006:

                                                                               Carrying        Fair
                                                                                amount         value
                                                                             ------------   ------------
                  Financial assets:
                       Cash and cash equivalents                             $ 27,022,000     27,022,000
                       Securities available for sale                           94,945,000     94,945,000
                       Loans, net                                             419,437,000    428,195,000
                       Bank owned life insurance                                7,267,000      7,267,000
                       Accrued interest receivable                              3,723,000      3,723,000

                  Financial liabilities:
                       Deposits                                               481,567,000    481,785,000
                       Federal Home Loan Bank advances                         30,000,000     30,323,000
                       Accrued interest payable                                 1,452,000      1,452,000

                  Off-balance-sheet commitments:
                       Undisbursed loan commitments, lines of credit,
                            Mastercard line, and standby letters of credit             --        936,000

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


                  The following table provides summary information on the estimated fair value of financial instruments at December 31, 2005:

                                                                               Carrying        Fair
                                                                                amount         value
                                                                             ------------   ------------
                  Financial assets:
                       Cash and cash equivalents                             $ 35,298,000     35,298,000
                       Securities available for sale                          113,463,000    113,463,000
                       Loans, net                                             380,224,000    387,372,000
                       Bank owned life insurance                                7,011,000      7,011,000
                       Accrued interest receivable                              3,437,000      3,437,000

                  Financial liabilities:
                       Deposits                                               507,544,000    507,604,000
                       Accrued interest payable                                 1,165,000      1,165,000

                  Off-balance-sheet commitments:
                       Undisbursed loan commitments, lines of credit,
                            Mastercard line, and standby letters of credit             --        833,000

         The carrying amounts of loans include $2,628,000 and $17,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2006 and 2005, respectively. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these loans:

                                                    2006            2005
                                                ------------    ------------
          Aggregate carrying amount             $  2,628,000         17,000
          Effective rate                             9.61%          13.11%
          Average term to maturity                 7 months        5 months


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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

         As of December 31, 2006, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         The consolidated actual capital amounts and ratios of FNB Bancorp and Subsidiary are also presented in the following table:

                                                                                                      To be well capitalized under
                                                                               For capital               prompt corrective action
                                                   Actual                    adequacy purposes                 provisions
                                         ---------------------------    ---------------------------    ---------------------------
                                            Amount         Ratio           Amount         Ratio           Amount         Ratio
                                         ------------   ------------    ------------   ------------    ------------   ------------
       December 31, 2006:
          Total risk-based capital
             (to risk weighted assets)
          Consolidated Company           $ 64,297,000          12.00%     42,855,000           8.00%     53,569,000           n/a
          Bank                             64,176,000          11.98      42,855,000           8.00      53,569,000          10.00%

          Tier 1 capital (to risk
             Weighted assets)
          Consolidated Company             59,216,000          11.05      21,431,000           4.00      32,146,000           n/a
          Bank                             59,095,000          11.03      21,431,000           4.00      32,146,000           6.00

          Tier 1 capital (to average
             assets)
          Consolidated Company             59,216,000          10.08      23,497,000           4.00      29,371,000           n/a
          Bank                             59,095,000          10.06      23,497,000           4.00      29,371,000           5.00



                                                                                                      To be well capitalized under
                                                                               For capital               prompt corrective action
                                                   Actual                    adequacy purposes                 provisions
                                         ---------------------------    ---------------------------    ---------------------------
                                            Amount         Ratio           Amount         Ratio           Amount         Ratio
                                         ------------   ------------    ------------   ------------    ------------   ------------

       December 31, 2005:
          Total risk-based capital
             (to risk weighted assets)
          Consolidated Company           $ 57,181,000          11.59%     39,478,000           8.00%     49,347,000           n/a
          Bank                             57,045,000          11.56      39,478,000           8.00      49,347,000          10.00%

          Tier 1 capital (to risk
             Weighted assets)
          Consolidated Company             52,634,000          10.67      19,739,000           4.00      29,608,000           n/a
          Bank                             52,498,000          10.64      19,739,000           4.00      29,608,000           6.00

          Tier 1 capital (to average
             assets)
          Consolidated Company             52,634,000           9.50      22,172,000           4.00      27,715,000           n/a
          Bank                             52,498,000           9.47      22,172,000           4.00      27,715,000           5.00


(16)     Stock Option Plans

         In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan known as the 2002 FNB Bancorp Plan. The Plans allow the Company to grant options to employees of up to 360,571 shares, which includes the effect of stock dividends of common stock. Options currently outstanding become exercisable in one to

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date.

         The amount of compensation expense for options recorded in the years ended December 31, 2006, December 31 2005 and December 31, 2004 was $39,000, $10,000 and $6,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same three periods.

         The total intrinsic value of options exercised during the year ended December 31, 2006 was $54,000 under the 2002 Plan and $39,000 under the 1997 Plan.

         The amount of total unrecognized compensation expense related to non-vested options at December 31, 2006 was $91,000, and the weighted average period it will be amortized over is 2.9 years. The amount of total unrecognized compensation expense related to non-vested options at December 31, 2005 was $60,000, and the weighted average period it will be amortized over is 2.5 years. The amount of total unrecognized compensation expense related to non-vested options at December 31, 2004 was $46,000, and the weighted average period it will be amortized over is 1.9 years.

         The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2006; dividend yield of 6.66% for the year; risk-free interest rate of 5.19%; expected volatility of 10.0%; expected life of 6.5 years; and weighted average fair value of $1.50. The assumptions for grants in 2005; dividend yield of 6.98% for the year; risk-free interest rate of 3.91%; expected volatility of 10%; expected life of 5.0 years; and weighted average fair value of $0.75. The assumptions used for grants in 2004; dividend yield of 6.85% for the year; risk-free interest rate of 3.73%; expected volatility of 10%; expected life of 5.0 years; and weighted average fair value of $0.76.

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2006 and changes during the year then ended is presented below.

                                                                                  Weighted-
         2002 FNB Bancorp Plan                                                     Average
                                                                 Weighted-        Remaining        Aggregate
                                                                  Average        Contractual       Intrinsic
                                                                 Exercise            Term            Value
         Options                                 Shares            Price          (in years)         (000)
         -------------------------------------------------------------------------------------------------------
         Outstanding at January 1, 2006          162,602          $24.60
         Granted                                  45,206          $34.52
         Exercised                                (7,014)         $24.84
         Forfeited or expired                     (4,728)         $27.63
                                               ----------
         Outstanding at December 31, 2006        196,066          $26.81               7.6           $1,116
         Exercisable at December 31, 2006         77,784          $23.89               6.7             $670

         A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2006, and changes during the year then ended is presented below. No options have been granted under this plan since 2001.

         The following supplemental information applies to the three years ended
December 31:

                                               2006            2005            2004
                                           ---------------------------------------------
         Options outstanding                  196,066         162,602         122,204
         Range of exercise prices          $20.57-$34.52   $20.57-$28.07   $20.57-$28.07
         Weighted average remaining
            contractual life                    7.6             8.0             8.1
         Fully vested options                  77,784          51,573          27,549
         Weighted average exercise price       $23.89          $22.85          $21.80
         Aggregate intrinsic value           $670,000       $1,177,000       $264,000
         Weighted average remaining
            contractual life (in years)         6.7             7.2             7.2

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


         A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2006, and changes during the year then ended is presented below. No options have been granted under this plan since 2001.

                                                                                  Weighted-
         1997 FNB Bancorp Plan                                                     Average
                                                                 Weighted-        Remaining        Aggregate
                                                                  Average        Contractual       Intrinsic
                                                                 Exercise            Term            Value
         Options                                 Shares            Price          (in years)         (000)
         -------------------------------------------------------------------------------------------------------
         Outstanding at January 1, 2006           72,174          $18.89
         Granted                                      --              --
         Exercised                               (13,325)         $18.80
         Forfeited or expired                         --
         Outstanding at December 31, 2006         58,849          $18.92               3.2             $799
                                               ----------
         Exercisable at December 31, 2006         58,849          $18.92               3.2             $799

         The following supplemental information applies to the three years ended
December 31:

                                               2006            2005            2004
                                           ---------------------------------------------
         Options outstanding                   58,849          72,174          78,455
         Range of exercise prices          $17.86-$20.63   $17.86-$20.63   $17.86-20.63
         Weighted average remaining
            contractual life                    3.2             4.1             5.2
         Fully vested options                  58,849          67,205          63,162
         Weighted average exercise price       $18.92          $18.91          $19.00
         Aggregate intrinsic value           $799,000       $1,271,000       $781,000
         Weighted average remaining
            contractual life (in years)         3.2             4.0             4.9

        The following is a summary of all options exercised

                                                                     2006             2005           2004
                                                                -----------------------------------------------
Weighted average intrinsic value of options exercised               $12.92            $9.75         $10.92
Weighted average of fair value of options exercised                 $33.80           $29.26         $29.85

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


(17)     Quarterly Data (Unaudited)

                                             First       Second        Third        Fourth
                                           ----------   ----------   ----------   ----------
         2006:
            Interest income                $8,837,000    8,928,000    9,502,000    9,929,000
            Interest expense                1,951,000    2,168,000    2,786,000    2,916,000
                                           ----------   ----------   ----------   ----------
                   Net interest income      6,886,000    6,760,000    6,716,000    7,013,000
            Provision for loan losses         193,000      163,000      163,000      164,000
                                           ----------   ----------   ----------   ----------
                   Net interest income,
                      after provision
                         for loan losses    6,693,000    6,597,000    6,553,000    6,849,000

            Non-interest income             2,316,000    1,827,000    1,046,000    1,070,000
            Non-interest expense            5,486,000    5,303,000    5,346,000    5,625,000
                                           ----------   ----------   ----------   ----------
            Income before income taxes      3,523,000    3,121,000    2,253,000    2,294,000

            Provision for income taxes      1,075,000    1,012,000      787,000      735,000
                                           ----------   ----------   ----------   ----------
                   Net earnings            $2,448,000    2,109,000    1,466,000    1,559,000
                                           ==========   ==========   ==========   ==========

            Basic earnings per share       $     0.86         0.74         0.52         0.55
            Diluted earnings per share           0.84         0.73         0.51         0.53


                                             First       Second        Third        Fourth
                                           ----------   ----------   ----------   ----------
         2005:
            Interest income                $6,515,000    7,455,000    8,033,000    8,729,000
            Interest expense                  965,000    1,208,000    1,567,000    1,793,000
                                           ----------   ----------   ----------   ----------
                   Net interest income      5,550,000    6,247,000    6,466,000    6,936,000
            Provision for loan losses         127,000      157,000      172,000      172,000
                                           ----------   ----------   ----------   ----------
                   Net interest income,
                     after provision
                        for loan losses     5,423,000    6,090,000    6,294,000    6,764,000

            Non-interest income               903,000    1,009,000      993,000      936,000
            Non-interest expense            4,895,000    5,222,000    5,060,000    5,078,000
                                           ----------   ----------   ----------   ----------
            Income before income taxes      1,431,000    1,877,000    2,227,000    2,622,000

            Provision for income taxes        415,000      595,000      674,000      745,000
                                           ----------   ----------   ----------   ----------
                   Net earnings            $1,016,000    1,282,000    1,553,000    1,877,000
                                           ==========   ==========   ==========   ==========

            Basic earnings per share       $     0.36         0.45         0.55         0.66
            Diluted earnings per share           0.35         0.45         0.54         0.64

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


(18)     Condensed Financial Information of Parent Company

         The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

     FNB Bancorp
     Condensed balance sheets                                   2006           2005
                                                            ------------   ------------
     Assets:
        Cash and due from banks                             $     37,000        146,000
        Investments in subsidiary                             61,942,000     55,107,000
        Income tax receivable from subsidiary                     83,000             --
        Other assets                                               1,000             --
                                                            ------------   ------------
               Total assets                                 $ 62,063,000     55,253,000
                                                            ============   ============
     Liabilities:
        Other liabilities                                   $         --         10,000
     Stockholders' equity                                     62,063,000     55,243,000
                                                            ------------   ------------
               Total liabilities and stockholders' equity   $ 62,063,000     55,253,000
                                                            ============   ============


FNB Bancorp
Condensed statements of income                             2006           2005           2004
----------------------------------------------------   ------------   ------------   ------------
Income:
   Dividend from subsidiary                            $  1,172,000      2,269,000      3,446,000
   Other income                                                  --             --          1,000
                                                       ------------   ------------   ------------
          Total income                                    1,172,000      2,269,000      3,447,000
                                                       ------------   ------------   ------------
Expense:
   Other expense                                             27,000         17,000         10,000
                                                       ------------   ------------   ------------
          Total expense                                      27,000         17,000         10,000
                                                       ------------   ------------   ------------

          Income before income taxes and equity
             in undistributed earnings of subsidiary      1,145,000      2,252,000      3,437,000
Income tax expense (credit)                                   1,000             --        (36,000)
                                                       ------------   ------------   ------------
          Income before equity in undistributed
             earnings of subsidiary                       1,144,000      2,252,000      3,473,000
Equity in undistributed earnings of subsidiary            6,438,000      3,476,000      1,215,000
                                                       ------------   ------------   ------------
          Net earnings                                 $  7,582,000      5,728,000      4,688,000
                                                       ============   ============   ============

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004


FNB Bancorp
Condensed statements of cash flows                     2006            2005            2004
Net earnings                                       $  7,582,000       5,728,000       4,688,000
Income tax receivable-subsidiary                        (83,000)             --              --
Change in other assets                                   (1,000)             --         403,000
Change in other liabilities                             (10,000)       (309,000)        (19,000)
Undistributed earnings of subsidiary                 (6,438,000)     (3,476,000)     (1,215,000)
Stock-based compensation expense                        122,000          10,000           6,000
                                                   ------------    ------------    ------------
     Cash flows provided by operating activities      1,172,000       1,953,000       3,863,000
                                                   ------------    ------------    ------------

Increase in investment to subsidiary                         --              --              --
                                                   ------------    ------------    ------------
     Cash flows used in investing activities                 --              --              --
                                                   ------------    ------------    ------------

Proceeds from exercise of common stock options          425,000         150,000         272,000
Dividends paid                                       (1,633,000)     (1,542,000)     (1,526,000)
Repurchases of common stock                             (73,000)       (765,000)     (2,324,000)
                                                   ------------    ------------    ------------
     Cash flows provided by financing activities     (1,281,000)     (2,157,000)     (3,578,000)
                                                   ------------    ------------    ------------

     Net (decrease) increase in cash                   (109,000)       (204,000)        285,000
Cash, beginning of year                                 146,000         350,000          65,000
                                                   ------------    ------------    ------------
Cash, end of year                                  $     37,000         146,000         350,000
                                                   ============    ============    ============


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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management has used the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal
Control-Integrated Framework" issued by COSO was effective as of December 31, 2006.

Moss Adams LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8, "Financial Statements and Supplementary Data," has issued a report with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting. This report appears at page 51 of this Annual Report and is incorporated here by reference.

Date: March 13, 2007



/s/ THOMAS C. MC GRAW               /s/ DAVID A. CURTIS
--------------------------          ------------------------
Thomas C. Mc Graw                   David A. Curtis
Chief Executive Officer             Chief Financial Officer

Inherent Limitations on Effectiveness of Controls
-------------------------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION
--------------------------



                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE
----------------------------------------------------------------------
GOVERNANCE
----------

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

(3)      Exhibits.

         Exhibit
         Number                       Document Description
         -----------------------------------------------------------------------

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

            10.28 Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

            10.29 Amended and Restated Salary Continuation Agreement and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2004)*

     *******10.30     Lease Agreement dated May 1, 2003, as amended by
                      Assignment, Assumption and Consent Agreement for the
                      Financial District Branch Office of First National Bank of
                      Northern California located at 65 Post Street, San
                      Francisco, California.

     *******10.31     Lease Agreement dated July 1, 1999, as amended by
                      Assignment, Assumption and Consent Agreement for the
                      Portola Branch Office of First National Bank of Northern
                      California located at 699 Portola Drive, San Francisco,
                      California.

            10.32 Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company's Current Report on 10-K filed with the Commission on July 26, 2006)

            10.33 Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company's Current Report on Form 8-K filed with the Commission on July 26, 2006)

            10.34 Amendment to Amended and Restated Salary Continuation Agreement for James B. Ramsey (incorporated by reference from Exhibit 99.39 to the Company's Current Report on Form 8-K filed with the Commission on July 26, 2006)

       ******14.0     Code of Ethics

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

          *** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2002.

          **** Incorporated by reference to registrant's Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

          ***** Incorporated by reference to registrant's Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

          ****** Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2003.

          ******* Incorporated by reference to registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2006.

         An Annual Report for the fiscal year ended December 31, 2006, and Notice of Annual Meeting and Proxy Statement for the Company's 2007 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB BANCORP



Dated: March 13, 2007                     By: /s/ THOMAS C. MCGRAW
                                              ----------------------------------
                                              Thomas C. McGraw
                                              Chief Executive Officer
                                              (Principal Executive Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                       Title                        Date




/s/ MICHAEL R. WYMAN             Chairman of the Board           March 13, 2007
---------------------------      of Directors
Michael R. Wyman


/s/ THOMAS C. MCGRAW             Director, Chief Executive       March 13, 2007
---------------------------      Officer and Secretary
Thomas C. McGraw


/s/ DAVID A. CURTIS              Senior Vice President and       March 13, 2007
---------------------------      Chief Financial Officer
David A. Curtis                  (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)


/s/ MICHAEL PACELLI              Director                        March 13, 2007
---------------------------
Michael Pacelli

/s/ NEIL J. VANNUCCI             Director                        March 13, 2007
---------------------------
Neil J. Vannucci


/s/ EDWARD J. WATSON             Director                        March 13, 2007
---------------------------
Edward J. Watson


/s/ LISA ANGELOT                 Director                        March 13, 2007
---------------------------
Lisa Angelot


/s/ JIM D. BLACK                 Director and President          March 13, 2007
---------------------------
Jim D. Black


/s/ ANTHONY J. CLIFFORD          Director and Executive          March 13, 2007
---------------------------      Vice President and Chief
Anthony J. Clifford              Operating Officer