Form 10-Q
period 2007-03-31
FNB BANCORP/CA/
filed 2007-05-07
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2007
                  ---------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock as of April 30, 2007: 2,861,455 shares.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           FNB BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                     ASSETS

                                                                 March 31,    December 31,
                                                                   2007           2006
                                                               ------------   ------------
Cash and due from banks                                        $     16,731   $     18,297
Federal funds sold                                                   23,420          8,725
                                                               ------------   ------------

     Cash and cash equivalents                                       40,151         27,022

Securities available-for-sale at fair value                          90,679         94,945
Loans, net                                                          440,487        419,437
Bank premises, equipment, and leasehold improvements                 13,723         13,476
Goodwill                                                              1,841          1,841
Accrued interest receivable and other assets                         28,106         24,549
                                                               ------------   ------------

     Total assets                                              $    614,987   $    581,270
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand, noninterest bearing                                   $    120,720   $    123,884
 Demand, interest bearing                                            62,728         60,378
 Savings and money market                                           187,284        162,915
 Time                                                               143,805        134,390
                                                               ------------   ------------

     Total deposits                                                 514,537        481,567

Federal Home Loan Bank advances                                      30,000         30,000
Accrued expenses and other liabilities                                7,744          7,640
                                                               ------------   ------------

     Total liabilities                                              552,281        519,207
                                                               ------------   ------------

Stockholders' equity:
 Common stock, no par value, authorized 10,000,000 shares;
   Issued and outstanding 2,853,000 shares at March 31, 2007
   and 2,853,000 shares at December 31, 2006                         39,824         39,824
Additional paid-in capital                                              149            141
 Retained earnings                                                   22,706         22,102
 Accumulated other comprehensive income (loss)                           27             (4)
                                                               ------------   ------------

     Total stockholders' equity                                      62,706         62,063
                                                               ------------   ------------

     Total liabilities and stockholders' equity                $    614,987   $    581,270
                                                               ============   ============

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
           (Dollars in thousands, except share and per share amounts)

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                            2007         2006
                                                         ----------   ----------

Interest income:
  Interest and fees on loans                             $    8,741   $    7,660
  Interest on taxable securities                                368          560
  Interest on tax-exempt securities                             525          445
  Federal funds sold                                            270          172
                                                         ----------   ----------
     Total interest income                                    9,904        8,837
                                                         ----------   ----------

Interest expense:
  Deposits                                                    2,672        1,951
  Federal Home Loan Bank advances                               413           --
  Federal funds purchased                                         1           --
                                                         ----------   ----------
     Total interest expense                                   3,086        1,951
                                                         ----------   ----------
Net interest income                                           6,818        6,886
Provision for loan losses                                       150          193
                                                         ----------   ----------
Net interest income after provision for loan losses           6,668        6,693
                                                         ----------   ----------

Noninterest income:
 Gain on sale of other equity securities                         --        1,348
  Service charges                                               612          603
  Credit card fees                                              199          193
  Other income                                                  193          172
                                                         ----------   ----------
     Total noninterest income                                 1,004        2,316
                                                         ----------   ----------

Noninterest expense:
  Salaries and employee benefits                              3,225        3,179
  Occupancy expense                                             449          416
  Equipment expense                                             381          433
  Professional fees                                             386          273
  Telephone, postage and supplies                               291          249
  Bankcard expenses                                             179          184
  Other expense                                                 847          752
                                                         ----------   ----------
     Total noninterest expense                                5,758        5,486
                                                         ----------   ----------
     Earnings before income tax expense                       1,914        3,523
Income tax expense                                              455        1,075
                                                         ----------   ----------
     NET EARNINGS                                        $    1,459   $    2,448
                                                         ==========   ==========

Earnings per share data:
  Basic                                                  $     0.51   $     0.86

  Diluted                                                $     0.50   $     0.84

Weighted average shares outstanding:
  Basic                                                   2,853,000    2,837,000

  Diluted                                                 2,893,000    2,908,000

     See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           FNB BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           2007         2006
                                                        ----------   ----------
Net earnings
                                                        $    1,459   $    2,448
Unrealized gain/(loss) on AFS securities                        31          (25)
                                                        ----------   ----------
   Total comprehensive income                           $    1,490   $    2,423
                                                        ==========   ==========


                           FNB BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                       ------------------------
                                                                                          2007          2006
                                                                                       ----------    ----------
Cash flow from operating activities:
  Net earnings                                                                         $    1,459    $    2,448
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                                             273           373
    Stock-based compensation expense                                                            8             3
    Provision for loan losses                                                                 150           193
    Gain on sale of other equity securities                                                    --        (1,348)
    Changes in assets and liabilities:
      Accrued interest receivable and other assets                                         (1,480)        1,302
      Accrued expenses and other liabilities                                                 (344)        1,242
                                                                                       ----------    ----------
         Net cash provided by operating activities                                             66         4,213
                                                                                       ----------    ----------

Cash flows from investing activities:
    Purchase of securities available-for-sale                                             (10,964)      (14,183)
    Proceeds from matured and called securities available-for-sale                         13,220         6,251
    Net (increase)/decrease in loans                                                      (21,200)       22,691
    Purchase of bank premises, equipment and leasehold improvements                          (535)         (650)
                                                                                       ----------    ----------
         Net cash (used) provided by investing activities                                 (19,479)       14,109
                                                                                       ----------    ----------

Cash flows from financing activities:
    Net increase (decrease) in demand and savings deposits                                 23,555        (8,114)
    Net increase (decrease) in time deposits                                                9,415        (1,346)
    Dividends paid                                                                           (428)         (405)
    Issuance of common stock                                                                   --            78
                                                                                       ----------    ----------
         Net cash provided by financing activities                                         32,542        (9,787)
                                                                                       ----------    ----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                         13,129         8,535

Cash and cash equivalents at beginning of period                                           27,022        35,298
                                                                                       ----------    ----------
Cash and cash equivalents at end of period                                             $   40,151    $   43,833
                                                                                       ==========    ==========

Additional cash flow information:
   Interest paid                                                                       $    2,964    $    1,799
   Income taxes paid                                                                   $       --    $      410
Non-cash investing and financing activity:
   Accrued dividends                                                                          427           405

     See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

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

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006.

         Results of operations for interim periods are not necessarily indicative of results for the full year.


NOTE B - STOCK OPTION PLANS

         There were no options granted during the first quarter of 2007. The amount of compensation expense for options recorded in the quarters ended March 31, 2007 and March 31, 2006 was $8,000 and $5,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods.

         There were no options exercised during the first quarter of 2007. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $19,000 under the 2002 Plan and $26,000 under the 1997 Plan.

         The amount of total unrecognized compensation expense related to non-vested options at March 31, 2007 was $84,000, and the weighted average period it will be amortized over is 2.6 years. The amount of total unrecognized compensation expense related to non-vested options at March 31, 2006 was $56,000, and the weighted average period it will be amortized over is 3.1 years.

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

         Earnings per share have been computed based on the following (dollars in thousands):

                                                           Three months ended
                                                                March 31,
                                                            2007         2006
                                                         ----------   ----------
             Net earnings                                $    1,459   $    2,448

             Average number of shares outstanding         2,853,000    2,837,000
             Effect of dilutive options                      40,000       71,000
             Average number of shares outstanding used
             to calculate diluted earnings per share      2,893,000    2,908,000

             All outstanding options were included in the 2007 and 2006 computations.


NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended March 31, 2007 was $1,490,000 compared to $2,423,000 for the three months ended March 31, 2006.


NOTE E - SALE OF SHARES OF PACIFIC COAST BANKERS' BANCSHARES.

         During the first quarter of 2006, a sale of 3,950 shares of Pacific Coast Bankers' Bancshares was arranged by Pacific Coast Bankers' Bancshares
(PCBB) as part of its desire to expand the number of PCBB shareholders. The Bank continues to hold a remaining 1,450 shares. The sale resulted in a pre-tax gain on sale of equity securities of $1,348,000 during the first quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Forward-Looking Information and Uncertainties Regarding Future
         --------------------------------------------------------------
Financial Performance.
----------------------

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

         Critical Accounting Policies And Estimates
         ------------------------------------------

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. The

Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of the consolidated financial statements.

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

         Goodwill
         --------

         Goodwill arises from the Company's purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company's consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss.

         Provision for Income Taxes
         --------------------------

         The Company is subject to income tax laws of the United States, its states, and municipalities in which it operates. The Company considers its income tax provision methodology to be critical, as the determination of current and deferred taxes based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

         Recent Accounting Changes
         -------------------------

         In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." This interpretation guides the accounting and reporting of income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of FIN 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the adoption of FIN 48, including estimated penalties and interest, was $35,000 and relates to the level of Enterprise Zone credits that have been claimed on filed California tax returns.

         The Company and its subsidiary file income tax returns in the U. S. federal jurisdiction and in California. The Company is no longer subject to U.
S. federal and California examinations by tax authorities for years before 2003 and 2001, respectively.

         The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

         In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. Statement No. 159 establishes a fair value option that allows an entity to designate individual financial assets and liabilities as fair value option instruments. Under the fair value option, the change in unrealized gains and losses created by the change in fair value of financial instruments shall be reported in an entity's earnings for each reporting period. Additional disclosures regarding fair value for financial assets and liabilities accounting for under the fair value option are also required. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No, 157, Fair Value Measurements, makes the choice within 120 days of the beginning of the fiscal year of adoption, and provided the entity has not yet issued interim financial statements in the year of adoption. If an entity elects early adoption, any unrealized gains and losses related to assets and liabilities that are accounted for using the fair value option that existed as of the beginning of the reporting period shall be charged to the opening balance of retained earnings. The Company does not intend to early adopt and does not expect this standard to have a material impact on the Company's financial statements.

         Earnings Analysis
         -----------------

         Net earnings for the quarter ended March 31, 2007 were $1,459,000, compared to net earnings of $2,448,000 for the quarter ended March 31, 2006, a decrease of $989,000, or 40.4%. Earnings before income tax expense for the quarter ended March 31, 2007 were $1,914,000, compared to $3,523,000 for the quarter ended March 31, 2006, a decrease of $1,609,000, or 45.7%. The principal contributor to the decreased income was a non-recurring gain on sale of other equity securities (common stock of Pacific Coast Bankers' Bancshares), which resulted in a pre tax profit of $1,348,000 in the first quarter of 2006.

         Net interest income for the quarter ended March 31, 2007 was $6,818,000, compared to $6,886,000 for the quarter ended March 31, 2006, a decrease of $68,000, or 0.99%. The prime lending rate was 8.25% for the entire first quarter of 2007. The prime lending rate was 7.25% at the end of 2005, increased to 7.5% on January 31, 2006 and 7.75% on March 28, 2006. The Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds Index for the three months ended March 2007 (based on the three Index Months ended February
28), averaged 4.39%, compared to 3.42% for the three months ended March 2006 (based on the three Index Months ended February 28). The rate of increase in the rates paid for interest bearing liabilities exceeded the rate of increase in rates earned on interest earning assets during the first quarter of 2007, effectively causing a rate related drop in net interest income compared to the same period in 2006.

         Basic earnings per share were $0.51 for the first quarter of 2007 compared to $0.86 for the first quarter of 2006. Diluted earnings per share were $0.50 for the first quarter of 2007 compared to $0.84 for the first quarter of 2006.

         The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006.

Table 1                                    NET INTEREST INCOME AND AVERAGE BALANCES
-------                                          FNB BANCORP AND SUBSIDIARY
                                                   (Dollars in thousands)

                                                                      Three months ended March 31,
                                             -------------------------------------------------------------------------------
                                                             2007                                      2006
                                             -------------------------------------     -------------------------------------
                                                                        Annualized                                Annualized
                                                           Interest      Average                     Interest      Average
                                               Average      Income        Yield          Average      Income        Yield
INTEREST EARNING ASSETS                        Balance     (Expense)      (Cost)         Balance     (Expense)      (Cost)
                                             ----------   ----------    ----------     ----------   ----------    ----------
Loans, gross                                 $  429,405   $    8,741          8.26%    $  378,617   $    7,660          8.21%
Taxable securities                               31,351          368          4.76         60,514          560          3.75
Nontaxable securities                            59,041          525          3.61         51,892          445          3.48
Federal funds sold                               20,683          270          5.29         15,583          172          4.48
                                             ----------   ----------    ----------     ----------   ----------    ----------
     Total interest earning assets           $  540,480   $    9,904          7.43     $  506,606   $    8,837          7.07

NONINTEREST EARNING ASSETS
Cash and due from banks                      $   18,043                                $   19,320
Premises and equipment                           13,700                                    12,152
Other assets                                     23,803                                    23,477
                                             ----------                                ----------
     Total noninterest earning assets        $   55,546                                $   54,949
                                             ----------                                ----------

TOTAL ASSETS                                 $  596,026                                $  561,555
                                             ==========                                ==========

INTEREST BEARING LIABILITIES
Deposits:
Demand, interest bearing                     $   60,911   ($     103)        (0.69)%   $   60,535   ($      60)        (0.40)%
Money market                                    120,075         (965)        (3.26)       122,284         (713)        (2.36)
Savings                                          50,469          (65)        (0.52)        57,162          (57)        (0.40)
Time deposits                                   141,109       (1,539)        (4.42)       140,094       (1,121)        (3.25)
Federal Home Loan Bank advances                  30,000         (413)        (5.58)            --           --            --
Federal funds purchased                             100           (1)        (4.06)            --           --            --
                                             ----------   ----------    ----------     ----------   ----------    ----------
     Total interest bearing liabilities      $  402,664   ($   3,086)        (3.11)    $  380,075   ($   1,951)        (2.08)
                                             ----------   ----------                   ----------   ----------

NONINTEREST BEARING LIABILITIES
Demand deposits                                 122,530                                   117,480
Other liabilities                                 8,240                                     7,417
                                             ----------                                ----------
     Total noninterest bearing liabilities   $  130,770                                $  124,897
                                             ----------                                ----------

TOTAL LIABILITIES                            $  533,434                                $  504,972
Stockholders' equity                         $   62,592                                $   56,583
                                             ----------                                ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $  596,026                                $  561,555
                                             ==========                                ==========

NET INTEREST INCOME AND MARGIN
   ON TOTAL EARNING ASSETS                                $    6,818          5.12%                 $    6,886          5.51%

Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation.

         Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

         Table 1, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2007 and 2006. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2007, average loans outstanding represented 79.4% of average earning assets. For the quarter ended March 31, 2006, they represented 74.7% of average earning assets.

         The yield on average interest earning assets for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 increased from 7.07% to 7.43%, or 36 basis points. Contributing to this was a larger volume invested in loans, which increased by $50,788,000 or 13.41% quarter to quarter, with a yield increase of 5 basis points. Interest income on total interest earning assets increased $1,067,000 or 12.07%.

         For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, the cost on total interest bearing liabilities increased from 2.08% to 3.11%, an increase of 103 basis points. The most expensive as well as principal source of deposit liabilities comes from time deposits. Their average cost increased from 3.25% to 4.42%, and the expense on these deposits increased $418,000 for the three months ended March 31, 2007 compared to 2006. Their average volume increased by $1,015,000, or 0.72%. The other significant increase was in Federal Home Loan Bank advances, which averaged $30,000,000 in the quarter ended March 31, 2007, at a rate of 5.58%. There were no advances during the same quarter of 2006.

         For the three month periods ended March 31, 2007 and March 31, 2006, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year's volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

         Table 2                                   FNB BANCORP AND SUBSIDIARY
         -------                                  RATE/VOLUME VARIANCE ANALYSIS

                                                   Three Months Ended March 31,
         (Dollars in thousands)                       2007 Compared to 2006

                                              Interest              Variance
                                           Income/Expense        Attributable To
                                              Variance          Rate         Volume
                                           --------------    ----------    ----------
         INTEREST EARNING ASSETS
         Loans                             $        1,081    $       47    $    1,034
         Taxable securities                          (192)          150          (342)
         Nontaxable securities                         80            16            64
         Federal funds sold                            98            42            56
                                           --------------    ----------    ----------
            Total                          $        1,067           255    $      812
                                           --------------    ----------    ----------

         INTEREST BEARING LIABILITIES
         Demand deposits                   $           43    $       43    $       --
         Money market                                 252           270           (18)
         Savings deposits                               8            17            (9)
         Time deposits                                418           410             8
         Federal Home Loan Bank advances              413            --           413
         Federal funds purchased                        1            --             1
                                           --------------    ----------    ----------
            Total                          $        1,135    $      740    $      395
                                           --------------    ----------    ----------

         NET INTEREST INCOME               ($          68)   ($     485)   $      417
                                           ==============    ==========    ==========

Noninterest income
------------------

         The following table shows the principal components of noninterest income for the periods indicated.

Table 3                                                     NONINTEREST INCOME

(Dollars in thousands)                                      Three months ended
                                                                March 31,
                                                         -----------------------
                                                            2007         2006
                                                         ----------   ----------
Gain on sale of other equity securities                  $       --   $    1,348
Service charges                                                 612          603
Credit card fees                                                199          193
Other income                                                    193          172
                                                         ----------   ----------
   Total noninterest income                              $    1,004   $    2,316
                                                         ==========   ==========

         Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. For the quarter ended March 31, 2007 compared to quarter ended March 31, 2006, the only significant change was the gain on sale of other equity securities in the first quarter of 2006 (Common Stock of Pacific Coast Bankers' Bancshares, described above).

Noninterest expense
-------------------

         The following table shows the principal components of noninterest expense for the periods indicated.

Table 4                                                     NONINTEREST EXPENSE

(Dollars in thousands)                                      Three months ended
                                                                March 31,
                                                         -----------------------
                                                            2007         2006
                                                         ----------   ----------

Salaries and employee benefits                           $    3,225   $    3,179
Occupancy expense                                               449          416
Equipment expense                                               381          433
Professional fees                                               386          273
Telephone, postage and supplies                                 291          249
Bankcard expense                                                179          184
Other expense                                                   847          752
                                                         ----------   ----------
   Total noninterest expense                             $    5,758   $    5,486
                                                         ==========   ==========

         Noninterest expense consists mainly of salaries and employee benefits. For the three months ended March 31, 2007 compared to three months ended March 31, 2006, it represented 56.0% and 57.5% of total noninterest expenses. The increase in salary and employee benefits expense in 2007 compared to the same three month period in 2006 is attributable to normal salary progression, partially offset by staff reductions in the Bank's proof operations. The proof operations staff reduction was made possible by the implementation of item capture processes performed by branch personnel. Occupancy expense increased $33,000 for the quarter ended March 31, 2007 compared to the same quarter in 2006, as a result of lease rental adjustments on branch premises not owned by the Bank, and depreciation on new leasehold improvements. Equipment expense decreased $52,000 primarily as a result of a decrease in depreciation on equipment fully depreciated by the first quarter of 2007. Professional fees increased by $113,000, largely as a result of outside technical personnel involved in the conversion to IBM computers, which should result in savings in operating and maintenance costs in the near future. Other expense increased by $95,000, quarter-over-quarter. The significant items in this group of accounts were $52,000 in expenses in connection with investments in Low Income Housing, (principally depreciation), commencing in January 2007, and a $27,000 increase in surety insurance. The remaining accounts in this group increased by $16,000, but individually represented small variances.

Income Taxes
------------

         The effective tax rate for the quarter ended March 31, 2007 was 23.8% compared to 30.5% for the quarter ended March 31, 2006. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate. The tax rate for 2006 was also affected by the taxable gain on sale of equity securities. The decrease in the effective tax rate provision for the first three months of 2007 compared to the same period in 2006 is primarily related to changes in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

         In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company's customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company's liquidity sources at March 31, 2007 are adequate to meet its operating needs in 2007 and going forward into the foreseeable future.

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

         The following table sets forth information concerning interest rate sensitive assets and liabilities as of March 31, 2007. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

Table 5                                                           RATE SENSITIVE ASSETS/LIABILITIES
-------                                                                   As of March 31, 2007
(Dollars in thousands)
                                                        Over
                                      Three           Three To         Over One           Over            Not
                                      Months           Twelve           Through           Five           Rate-
                                      Or Less          Months         Five Years          Years         Sensitive         Total
                                   -------------    -------------    -------------    -------------   -------------   -------------
Interest earning assets:
Federal funds sold                 $      23,420    $          --    $          --    $          --   $          --   $      23,420
Securities available for sale              6,332           18,479           32,204           33,664              --          90,679
Loans                                    162,379           60,147          153,924           66,679           2,489         445,618
                                   -------------    -------------    -------------    -------------   -------------   -------------
  Total interest earning assets          192,131           78,626          186,128          100,343           2,489         559,717
Cash and due from banks                       --               --               --               --          16,731          16,731
Allowance for loan losses                     --               --               --               --          (5,131)         (5,131)
Other assets                                  --               --               --               --          43,670          43,670
                                   -------------    -------------    -------------    -------------   -------------   -------------
  Total assets                     $     192,131    $      78,626    $     186,128    $     100,343   $      57,759   $     614,987
                                   =============    =============    =============    =============   =============   =============

Interest bearing liabilities:
Demand, interest bearing           $      62,728    $          --    $          --    $          --   $          --   $      62,728
Savings and money market                 187,284               --               --               --              --         187,284
Time deposits                             57,932           71,534           14,339               --              --         143,805
Federal Home Loan Bank advances               --           10,000           20,000               --              --          30,000
                                   -------------    -------------    -------------    -------------   -------------   -------------
   Total interest bearing
     liabilities                         307,944           81,534           34,339               --              --         423,817
                                   -------------    -------------    -------------    -------------   -------------   -------------
Noninterest demand deposits                   --               --               --               --         120,720         120,720
Other liabilities                             --               --               --               --           7,744           7,744
Stockholders' equity                          --               --               --               --          62,706          62,706
                                   -------------    -------------    -------------    -------------   -------------   -------------
   Total liabilities and
     stockholders' equity          $     307,944    $      81,534    $      34,339    $          --   $     191,170   $     614,987
                                   =============    =============    =============    =============   =============   =============
Interest rate sensitivity gap      ($    115,813)   ($      2,908)   $     151,789    $     100,343   ($    133,411)  $          --
                                   =============    =============    =============    =============   =============   =============

Cumulative interest rate
  sensitivity gap                  ($    115,813)   ($    118,721)   $      33,068    $     133,411   $          --   $          --

Cumulative interest rate
  sensitivity gap ratio                   (60.28%)         (43.85%)           7.24%           23.94%             --              --

Financial Condition
-------------------

         Assets. Total assets increased to $614,987,000 at March 31, 2007 from $581,270,000 at December 31, 2006, an increase of $33,717,000. Most of this increase was in net loans, which increased $21,050,000, and federal funds sold, which increased $14,695,000. The remaining assets decreased a net $2,028,000. Most of the increase in total assets was funded by a $24,369,000 increase in savings and money market accounts, an increase of $9,415,000 in time certificates of deposit, a net decrease of $814,000 in other deposits, an increase of $643,000 in stockholders' equity and a $104,000 increase in other liabilities. The increase in savings and money market accounts and time deposit volumes was primarily due to rate increases. There were no new product lines introduced.

         Loans. Gross loans at March 31, 2007 were $446,225,000, an increase of $21,058,000 or 4.95% from December 31, 2006. Gross real estate loans increased $13,711,000, construction loans increased $4,293,000, and commercial loans increased $3,426,000, but consumer loans decreased by $372,000. The loan portfolio breakdown was as follows:

Table 6                                           LOAN PORTFOLIO
-------
                              March 31,                     December 31,
(In thousands)                  2007          Percent           2006           Percent
                            ------------    ------------    ------------    ------------
Real Estate                 $    332,366            74.4%   $    318,655            74.9%
Construction                      41,387             9.3          37,094             8.7
Commercial                        69,565            15.6          66,139            15.6
Consumer                           2,907             0.7           3,279             0.8
                            ------------    ------------    ------------    ------------
   Gross loans                   446,225           100.0%        425,167           100.0%
                                            ============                    ============
Net deferred loan fees              (607)                           (728)
Allowance for loan losses         (5,131)                         (5,002)
                            ------------                    ------------
   Net loans                $    440,487                    $    419,437
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

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2007 and the three months ended March 31, 2006 is as follows:

Table 7                                         ALLOWANCE FOR LOAN LOSSES
-------
                                         Three months ended   Three months ended
(In thousands)                             March 31, 2007       March 31, 2006
                                           --------------       --------------
Balance, beginning of period               $        5,002       $        4,374
Provision for loan losses                             150                  193
Recoveries                                              2                    1
Amounts charged off                                   (23)                  (6)
                                           --------------       --------------
Balance, end of period                     $        5,131       $        4,562
                                           ==============       ==============

         In management's judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at March 31, 2007. However, changes in prevailing economic conditions in the Company's markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

         Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2007, there was $2,489,000 in non-accrual loans, which are well-secured, compared to $2,628,000 at December 31, 2006. The non accrual loans outstanding at December 31, 2006 have all paid off with no loss of principal or interest. There was no Other Real Estate Owned at March 31, 2007, and there were no loans past due 90 days and still accruing.

         Deposits. Total deposits at March 31, 2007 were $514,537,000 compared to $481,567,000 on December 31, 2006. Of these totals, noninterest-bearing demand deposits were $120,720,000 or 23.5% of the total on March 31, 2007 and $123,884,000 or 25.7% on December 31, 2006. Time deposits were $143,805,000 on
March 31, 2007 and $134,390,000 on December 31, 2006. During the first three months of 2007, compared to the same period in 2006, the deposit mix has changed to include a higher proportion of deposits in savings, money market and time deposits. This change was driven primarily by the relatively higher interest paid on these accounts.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2007:

         Table 8
         -------

         (Dollars in thousands)               Under        $100,000
         Maturities:                        $100,000        Or more         Total
                                          ------------   ------------   ------------
         Three months or less             $     22,387   $     35,545   $     57,932
         Over three to six months               13,077         19,593         32,670
         Over six through twelve months         12,289         26,575         38,864
         Over twelve months                      9,636          4,703         14,339
                                          ------------   ------------   ------------
             Total                        $     57,389   $     86,416   $    143,805
                                          ------------   ------------   ------------

         The following table shows the risk-based capital ratios and leverage ratios at March 31, 2007 and December 31, 2006 for the Bank:

         Table 9                                                                    Minimum "Well
         -------
                                              March 31,      December 31,           Capitalized"
         Risk-Based Capital Ratios               2007             2006               Requirements
         --------------------------           ----------     --------------         -------------
         Tier 1 Capital                         10.71%          11.03%        >        6.00%
                                                                              -
         Total Capital                          11.65%          11.98%        >       10.00%
                                                                              -
         Leverage Ratios                        10.07%          10.06%        >        5.00%
                                                                              -

         Liquidity. Liquidity is a measure of the Company's ability to convert assets into cash with minimal loss. As of March 31, 2007, Liquid Assets were $130,830,000, or 21.3% of total assets. As of December 31, 2006, Liquid Assets were $121,967,000, or 21.0% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company's primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities for a total of $70,000,000, a Federal Home Loan Bank line of credit up to 25% of total assets, and a Federal Reserve Bank borrowing facility.

         A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2007 net loans were at 85.6% of deposits. On December 31, 2006 net loans were at 87.1% of deposits.

         Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $151,485,000 and $137,221,000 at March 31, 2007 and December 31,
2006, respectively. As a percentage of net loans, these off-balance sheet items represent 34.4% and 32.7% respectively.

         Corporate Reform Legislation

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, in response to corporate accounting scandals. Among other matters, the Act increased the penalties for securities fraud, established new rules for financial analysts to prevent conflicts of interest, created a new independent oversight board for the accounting profession, imposed restrictions on the consulting activities of accounting firms that audit company records and required certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act. The SEC has also approved new rules proposed and adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company estimates that compliance with the Act (including the rules adopted pursuant to the Act) after the initial cost of compliance in 2005 and 2006, will increase the Company's ongoing operating expenses by an estimated $300,000 to $400,000 annually.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company's interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco's Weighted Monthly Cost of Funds, in the second paragraph under Earnings Analysis on page 9 above).

Item 4. Controls and Procedures.

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2007. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 1A.    Risk Factors

         There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A, Part 1 of Form 10-K as of December 31, 2006.



Item 6.     Exhibits

            Exhibits

               31:  Rule 13a-14(a)/15d-14(a) Certifications
               32:  Section 1350 Certifications

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               FNB BANCORP
                                               (Registrant)


Dated:

May 7, 2007.                                   By: /s/ THOMAS C. MCGRAW
                                                   -----------------------------
                                                   Thomas C. McGraw
                                                   Chief Executive Officer
                                                   (Authorized Officer)


                                               By: /s/ DAVID A. CURTIS
                                                   -----------------------------
                                                   David A. Curtis
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)