Form 10-Q
period 2007-06-30
FNB BANCORP/CA/
filed 2007-08-08
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

FNB BANCORP
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation)

000-49693	92-2115369
(Commission File Number)	(IRS Employer Identification No.)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (650) 588-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August  1, 2007: 2,863,635 shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

(Dollars in thousands)	June 30 2007	December 31 2006

ASSETS
Cash and due from banks	$17,102	$18,297
Federal funds sold	7,215	8,725

Cash and equivalents	24,317	27,022
Securities available-for-sale	87,371	94,945
Loans, net	463,523	419,437
Bank premises, equipment, and leasehold improvements	13,763	13,476
Goodwill	1,841	1,841
Accrued interest receivable and other assets	28,624	24,549

Total assets	$619,439	$581,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand, noninterest bearing	126,900	123,884
Demand, interest bearing	58,131	60,378
Savings and money market	189,700	162,915
Time	142,765	134,390

Total deposits	517,496	481,567
Federal Home Loan Bank advances	30,000	30,000
Accrued expenses and other liabilities	8,334	7,640

Total liabilities	555,830	519,207

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 2,864,000 shares at June 30, 2007 and 2,853,000 shares at December 31, 2006	40,021	39,824
Additional paid-in capital	162	141
Retained earnings	24,002	22,102
Accumulated other comprehensive income	(576)	(4)

Total stockholders’ equity	63,609	62,063

Total liabilities and stockholders’ equity	$619,439	$581,270

See accompanying notes to consolidated financial statements

year end 2006 does not need unfunded commitment adjustment

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$9,605	$7,596	$18,346	$15,256
Interest on taxable securities	401	687	769	1,247
Interest on tax-exempt securities	523	481	1,048	926
Federal funds sold	125	164	395	336

Total interest income	10,654	8,928	20,558	17,765

Interest expense:
Deposits	2,944	2,113	5,616	4,064
Federal Home Loan Bank advances	483	37	896	37
Federal funds purchased	2	18	3	18

Total interest expense	3,429	2,168	6,515	4,119

Net interest income	7,225	6,760	14,043	13,646
Provision for loan losses	180	163	330	356

Net interest income after provision for loan losses	7,045	6,597	13,713	13,290

Noninterest income:
Gain on sale of other equity securities	—	—	—	1,348
Gain on sale of other real estate owned	—	756	—	756
Service charges	647	628	1,259	1,231
Credit card fees	207	216	406	409
Other income	288	227	481	399

Total noninterest income	1,142	1,827	2,146	4,143

Noninterest expense:
Salaries and employee benefits	3,106	3,025	6,331	6,204
Occupancy expense	502	420	951	836
Equipment expense	397	404	778	837
Professional fees	316	270	702	543
Telephone, postage and supplies	264	246	555	495
Bankcard expenses	189	203	368	387
Other expense	1,034	735	1,881	1,487

Total noninterest expense	5,808	5,303	11,566	10,789

Earnings before income tax expense	2,379	3,121	4,293	6,644
Income tax expense	652	1,012	1,107	2,087

NET EARNINGS	1,727	2,109	3,186	4,557

Earnings per share data:
Basic	$2,862,000	$2,840,000	$2,857,000	$2,840,000
Diluted	$2,892,000	$2,904,000	$2,891,000	$2,907,000
Weighted average shares outstanding:
Basic	$0.60	$0.74	$1.12	$1.60
Diluted	$0.60	$0.73	$1.10	$1.57

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three month ended June 30,		Six months ended Jun 30,

	2007	2006	2007	2006

Net earnings	$1,727	$2,109	$3,186	$4,557
Unrealized loss on AFS securities	(603)	(431)	(572)	(457)

Total comprehensive income	$1,124	$1,678	$2,614	$4,100

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six months ended June 30

	2007	2006

Cash flow from operating activities
Net earnings	$3,186	$4,557
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	557	681
Stock-based compensation expense	21	23
Provision for loan losses	330	356
Gain on sale of other equity securities	—	(1,348)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,999)	3,722
Accrued expenses and other liabilities	662	965

Net cash provided by operating activities	2,757	8,956

Cash flows from investing activities
Purchase of securities available-for-sale	(17,557)	(25,549)
Proceeds from matured/called/securities available-for-sale	22,105	12,014
Net increase in loans	(44,415)	(4,121)
Purchases of bank premises, equipment, leasehold improvements	(865)	(2,053)
Proceeds from sale of bank premises, equipment & leasehold improvements	—	491

Net cash provided by investing activities	(40,732)	(19,218)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	27,554	(10,219)
Net increase (decrease) in time deposits	8,375	(11,764)
Net increase in Federal Home Loan Bank advances	—	30,000
Dividends paid	(856)	(811)
Repurchase of common stock	(69)	(10)
Issuance of common stock	266	246

Net cash provided by financing activities	35,270	7,442

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,705)	(2,820)
Cash and cash equivalents at beginning of period	27,022	35,298

Cash and cash equivalents at end of period	$24,317	$32,478

Additional cash flow information
Interest paid	$6,005	$4,031
Income taxes paid	$915	$2,075
Non-cash financial activity
Accrued dividends	$430	$406

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

          FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo and San Francisco counties.

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

NOTE B – STOCK OPTION PLANS

          The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. A total of 52,275 options were granted in June 2007 with a weighted average fair value of  $5.87 per share.

          The following assumptions were used for options granted during 2007:

Expected volatility	11.32%
Weighted-average volatility	11.32%
Expected dividends	1.97%
Expected term (in years)	6.38
Risk-free rate	5.11%

          The amount of compensation expense for options recorded in the quarters ended June 30, 2007 and June 30, 2006 was $13,000 and $6,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods. The amount of compensation expense for options recorded in the six months ended June 30, 2007 and June 30, 2006 was $21,000 and $23,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods.

          The total intrinsic value of options exercised during the quarter ended June 30, 2007 was  $53,000 under the 2002 Plan and $82,000 under the 1997 Plan. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $53,000 under the 2002 Plan and $82,000 under the 1997 Plan.

          The amount of total unrecognized compensation expense related to non-vested options at June 30, 2007 was $346,000, and the weighted average period it will be amortized over is 3.6 years.

NOTE C – EARNINGS PER SHARE CALCULATION

          Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Average shares outstanding and earnings per share for 2006 have been adjusted to reflect the 5% stock dividend effected on December 15, 2006.

          Earnings per share have been computed based on the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Net earnings	$1,727	$2,109	$3,186	$4,557
Average number of shares outstanding	2,862,000	2,840,000	2,857,000	2,840,000
Effect of dilutive options	30,000	64,000	34,000	67,000
Average number of shares outstanding used to calculate diluted earnings per share	2,892,000	2,904,000	2,891,000	2,907,000

All outstanding options were included in the 2007 and 2006 computations.

NOTE D – COMPREHENSIVE INCOME

          Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended June 30, 2007 was $1,124,000 compared to $1,678,000 for the three months ended June 30, 2006. Comprehensive income for the six months ended June 30, 2007 was $2,614,000 compared to $4,100,000 for the six months ended June 30, 2006.

NOTE E – SALE OF SHARES OF PACIFIC COAST BANKERS’ BANCSHARES.

          During the first quarter of 2006, a sale of 3,950 shares of Pacific Coast Bankers’ Bancshares was arranged by Pacific Coast Bankers’ Bancshares (PCBB) as part of its desire to expand the number of PCBB shareholders. The Bank continues to hold a remaining 1,450 shares. The sale resulted in a pre-tax gain on sale of equity securities of $1,348,000 during the first quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Forward-Looking Information and Uncertainties Regarding Future Financial Performance.

          This report, including management’s discussion below, concerning earnings and financial condition, contains “forward-looking statements”. Forward-looking statements are estimates of or statements about expectations or beliefs regarding the Company’s future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

          Possible Adverse Changes in Economic Conditions. Adverse changes in national or local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations, which, in turn, could result in increases in loan losses and require increases in provisions for loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to the Company’s reliance on real property to secure many of its loans, could make it more difficult to prevent losses from being incurred on non-performing loans through the sale of such real properties.

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

          Corporate Reform Legislation

          President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) on July 30, 2002, in response to corporate accounting scandals. Among other matters, the Act increased the penalties for securities fraud, established new rules for financial analysts to prevent conflicts of interest, created a new independent oversight board for the accounting profession, imposed restrictions on the consulting activities of accounting firms that audit company records and required certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act. The SEC has also approved new rules proposed and adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company anticipates that compliance with the Act (including the rules adopted pursuant to the Act) will increase the Company’s operating expenses by approximately $300,000 to $400,000 annually.

          Critical Accounting Policies And Estimates

          Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as require by Regulation S-X, Rule 10-01. The Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of the consolidated financial statements.

          Allowance for Loan Losses

          The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is in part objective and in part a subjective judgment by management based on the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher than expected charge-offs and loan loss provisions.

          Goodwill

          Goodwill arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss.

          Provision for Income Taxes

          The Company is subject to income tax laws of the United States, its states, and municipalities in which it operates. The Company considers our income tax provision methodology to be critical, as the determination of current and deferred taxes based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

          Recent Accounting Changes

          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  This interpretation guides the accounting and reporting of income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  The Company adopted this Statement on January 1, 2007.  As a result of the implementation of FIN 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of the adoption of FIN 48, including estimated penalties and interest, was $35,000 and relates to the level of Enterprise Zone credits that have been claimed on filed California tax returns.

          The Company and its subsidiary file income tax returns in the U. S. federal jurisdiction and in California.  The Company is no longer subject to U. S. federal and California examinations by tax authorities for years before 2003 and 2001, respectively.

          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expenses.

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  Statement No. 159 establishes a fair value option that allows an entity to designate individual financial assets and liabilities as fair value option instruments.  Under the fair value option, the change in unrealized gains and losses created by the change in fair value of financial instruments shall be reported in an entity’s earnings for each reporting period.  Additional disclosures regarding fair value for financial assets and liabilities accounting for under the fair value option are also required.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No, 157, Fair Value Measurements, makes the choice within 120 days of the beginning of the fiscal year of adoption, and provided the entity has not yet issued interim financial statements in the year of adoption.  If an entity elects early adoption, any unrealized gains and losses related to assets and liabilities that are accounted for using the fair value option that existed as of the beginning of the reporting period shall be charged to the opening balance of retained earnings.  The Company did not  early adopt and does not expect these standards to have a material impact on the Company’s financial statements.

          Earnings Analysis

          Net earnings for the quarter ended June 30, 2007 were $1,727,000, compared to net earnings of $2,109,000 for the quarter ended June 30, 2006, a decrease of $382,000, or 18.11%. Net earnings for the six months ended June 30, 2007 were $3,186,000 compared to $4,557,000 for the six months ended June 30, 2006, a decrease of $1,371,000, or 30.09%. Earnings before income tax expense for the quarter ended June 30, 2007 were $2,379,000, compared to $3,121,000 for the quarter ended June 30, 2006, a decrease of $742,000, or 23.77%. Earnings before income tax were $4,293,000 for the six months ended June 30, 2007 compared to $6,644,000 for the six months ended June 30, 2006, a decrease of $2,351,000, or 35.39%. Two major contributors to the higher income in 2006 were a gain on sale of other equity securities (common stock of Pacific Coast Bankers’ Bancshares), which resulted in a pre tax profit of $1,348,000 in the first quarter of 2006, and a $756,000 pre tax gain on sale of Other Real Estate Owned in the second quarter of 2006.

          Net interest income for the quarter ended June 30, 2007 was $7,225,000, compared to $6,760,000 for the quarter ended June 30, 2006, an increase of $465,000, or 6.88%. Net interest income for the six months ended June 30, 2007 was $14,043,000 compared to $13,646,000 for the six months ended June 30, 2006, an increase of $397,000, or 2.91%. The prime lending rate was 8.25% for the entire second quarter of 2007. The prime lending rate was 7.75% at the beginning of the second quarter of 2006, and increased to 8.00% on May 10, 2006 and 8.25% on June 29, 2006. It stayed at 8.25% for the rest of 2006 and through June 30,2007. The Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds Index for the three months ended June 2007 (based on the three Index Months ended May 31) averaged 4.27%, compared to 3.76% for the three months ended June 2006. The rate of increase in the rates paid for interest bearing liabilities exceeded the rate of increase in rates earned on interest earning assets in the quarter and six-month periods ended June 30, 2007, effectively causing a rate related drop in net interest income compared to the same periods in 2006.

          Basic earnings per share were $0.60 for the second quarter of 2007 compared to $0.74 for the second quarter of 2006. Diluted earnings per share were $0.60 for the second quarter of 2007 compared to $0.73 for the second quarter of 2006. Basic earnings per share were $1.12 for the six months ended June 30, 2007 compared to $1.60 for the six months ended June 30, 2006. Diluted earnings per share were $1.10 for the six months ended June 30, 2007 compared to $1.57 for the six months ended June 30, 2006.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2007 compared to the three-and six-month periods ended June 30, 2006.

Table 1

	Three months ended June 30

	2007			2006

	Average balance	Interest Income (Expense)	Annualized Average Yield (Cost)	Average balance	Interest Income (Expense)	Annualized Average Yield (Cost)

Loans, gross	$465,740	$9,605	8.27%	$371,430	$7,596	8.20%
Taxable securities	31,251	401	5.15	67,162	687	4.10
Nontaxable securities	58,369	523	3.59	55,303	481	3.49
Fed funds sold	9,855	125	5.09	13,319	164	4.94

Tot int earn assets	565,215	10,654	7.56	507,214	8,928	7.06
Cash and due	$17,363			$19,824
Premises	13,764			12,649
Other assets	25,323			22,348

Tot nonint earning assets	$56,450			$54,821
TOTAL ASSETS	$621,665			$562,035

Demand, int bearing	$60,809	$(103)	(0.68)	$63,140	$(81)	(0.51)
Money market	137,484	(1,170)	(3.41)	118,931	(803)	(2.71)
Savings	49,863	(64)	(0.51)	53,643	(66)	(0.49)
Time deposits	145,657	(1,607)	(4.43)	135,590	(1,163)	(3.44)
FHLB advances	35,714	(483)	(5.42)	2,967	(37)	(5.00)
Fed funds purchased	139	(2)	(5.77)	1,327	(18)	(5.44)

Tot int bear liab	$429,666	$(3,429)	(3.20)	$375,598	$(2,168)	(2.32)

Demand deposits	119,607			120,931
Other liabilities	8,707			7,621

Tot nonint bear liabilities	$128,314			$128,552

TOTAL LIABILITIES	$557,980			$504,150
Stockholders’ equity	$63,685			$57,885

TOT LIAB & STOCK- HOLDERS’ EQUITY	$621,665			$562,035

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS		$7,225	5.13%		$6,760	5.35%

          Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation. Fee income included in interest income was $438,000 and $286,000 for the quarters ended June 30, 2007 and 2006 respectively.

Table 2

	Six months ended June 30

	2007			2006

	Average balance	Interest Income (Expense)	Annualized Average Yield (Cost)	Average balance	Interest Income (Expense)	Annualized Average Yield (Cost)

Loans, gross	$447,673	$18,346	8.26%	$375,004	$15,256	8.20%
Taxable securities	31,301	769	4.95	63,857	1,247	3.94
Nontaxable securities	58,703	1,048	3.60	53,607	926	3.48
Fed funds sold	15,239	395	5.23	14,445	336	4.69

Tot int earn assets	552,916	20,558	7.50	506,913	17,765	7.07
Cash and due	$17,701			$19,573
Premises	13,733			12,402
Other assets	24,567			22,908

Tot nonint earning assets	$56,001			$54,883
TOTAL ASSETS	$608,917			$561,796

Demand, int bearing	$60,860	$(206)	(0.68)	$61,845	$(141)	(0.46)
Money market	128,827	(2,135)	(3.34)	120,598	(1,516)	(2.53)
Savings	50,165	(129)	(0.52)	55,392	(123)	(0.45)
Time deposits	143,395	(3,146)	(4.42)	137,830	(2,284)	(3.34)
FHLB advances	32,873	(896)	(5.50)	1,492	(37)	(5.00)
Fed funds purchased	120	(3)	(5.04)	667	(18)	(5.44)

Tot int bear liab	$416,240	$(6,515)	(3.16)	$377,824	$(4,119)	(2.20)

Demand deposits	121,060			119,215
Other liabilities	8,476			7,519

Tot nonint bear liabilities	$129,536			$126,734

TOTAL LIABILITIES	$545,776			$504,558
Stockholders’ equity	$63,141			$57,238

TOT LIAB & STOCK- HOLDERS’ EQUITY	$608,917			$561,796

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS		$14,043	5.12%		$13,646	5.43%

          Interest income is reflected on an actual basis, not on a fully taxable basis due to immaterial effect. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation. Fee income included in interest income was $813,000 and $808,000 for the six months ended June 30, 2007 and 2006 respectively.

          Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

          Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2007 and 2006. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended June 30, 2007, average loans outstanding represented 82.4% of average earning assets. For the quarter ended June 30, 2006, they represented 73.2% of average earning assets. For the six months ended June 30, 2007 and 2006, average loans outstanding represented 81.0% and 74.0%, respectively, of average earning assets.

          The yield on total interest earning assets for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 increased from 7.06% to 7.56%, or 50 basis points. Contributing to this was a larger volume invested in loans, which increased by $94,310,000 or 25.39% quarter to quarter, with a yield increase of 7 basis points, or 0.85%. Interest income on total interest earning assets increased $1,726,000 or 19.33%.

          For the three months ended June 30, 2007 compared to the three months ended June 30, 2006, the cost on total interest bearing liabilities increased from 2.32% to 3.20%, an increase of 88 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost increased from 3.44% to 4.43%, and the expense on these deposits increased $444,000 for the three months ended June 30, 2007 compared to 2006. Their average volume increased by $10,067,000, or 7.42%. The other significant increase was in money market deposits. Comparing the two quarters ended June 30, money market deposit average balances increased $18,553,000 or 15.60%, and their cost increased 70 basis points, or 25.83%, while the expense increased $367,000 or 45.70%.

          For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, interest income on interest earning assets increased $2,793,000 or 15.72%, and average earning assets increased $46,003,000, or 9.08%. Average loans increased by $72,669,000, or 19.38%. Interest on loans increased $3,090,000 or 20.25%. Their yield increased 6 basis points, or 0.73%. The cost on total interest bearing liabilities increased from 2.20% to 3.16%. Time deposit averages increased $5,565,000 or 4.04%. Their cost increased 108 basis points, or 32.34%. Money market deposit average balances increased $8,229,000, or 6.82%, and their cost increased 81 basis points, or 32.02%.

          For the three and six month periods ended June 30, 2007 and June 30, 2006, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate),  and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended June 30, 2007 Compared to 2006

		Variance Attributable to

(Dollars in thousands)	Interest Income/Expense	Rate	Volume

INTEREST EARNING ASSETS
Loans	2,009	64	1,945
Taxable securities	(286)	175	(461)
Nontaxable securities	42	14	28
Federal funds sold	(39)	4	(43)

Total	1,726	257	1,469

INTEREST BEARING LIABILITIES
Demand deposits	22	25	(3)
Money market	367	209	158
Savings deposits	(2)	3	(5)
Time deposits	444	358	86
Federal Home Loan Bank advances	446	38	408
Federal funds purchased	(16)	—	(16)

Total	1,261	633	628

NET INTEREST INCOME	465	(376)	841

Table 4	FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

	Six Months Ended June 30, 2007 Compared to 2006

		Variance Attributable to

(Dollars in thousands)	Interest Income/Expense	Rate	Volume

INTEREST EARNING ASSETS
Loans	3,090	134	2,956
Taxable securities	(478)	157	(635)
Nontaxable securities	122	31	91
Federal funds sold	59	40	19

Total	2,793	362	2,431

INTEREST BEARING LIABILITIES
Demand deposits	65	67	(2)
Money market	619	516	103
Savings deposits	6	19	(13)
Time deposits	862	770	92
Federal Home Loan Bank advances	859	81	778
Federal funds purchased	(15)	(1)	(14)

Total	2,396	1,452	944

NET INTEREST INCOME	397	(1,090)	1,487

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

Table 5

	NONINTEREST INCOME

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2007	2006	2007	2006

Gain on sale of other equity sec	$—	$—	$—	$1,348
Gain sale other real estate owned	$—	$756	$—	$756
Service charges	647	628	1,259	1,231
Credit card fees	207	216	406	409
Other income	288	227	481	399

Total noninterest income	$1,142	$1,827	$2,146	$4,143

          Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. For the quarter ended June 30, 2007 compared to June 30, 2006, total noninterest income decreased by $685,000 or 37.49%.   The second quarter of 2006 included a gain on the sale of other real estate owned for $756,000. For the six months ended June 30, 2007 and June 30, 2006, total noninterest income decreased by $1,997,000, or 48.20%. The only significant changes were the gain on sale of other equity securities for $1,348,000 in the first quarter of 2006, and the gain on sale of other real estate owned for $756,000 in the first quarter of 2006. These two items accounted for 105.36% of the six month change. The remaining categories increased by $107,000.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

Table 6

	NONINTEREST EXPENSE

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2007	2006	2007	2006

Salaries and employee benefits	3,106	3,025	$6,331	$6,204
Occupancy expense	502	420	951	836
Equipment expense	397	404	778	837
Professional fees	316	270	702	543
Telephone, postage & Supplies	264	246	555	495
Bankcard expenses	189	203	368	387
Other expense	1,034	735	1,881	1,487

Total noninterest expense	5,808	5,303	$11,566	$10,789

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2007 compared to three months ended June 30, 2006, it represented  53.5% and 57.0% of total noninterest expenses. For the six months ended June 30, 2007 and 2006 it was 54.7% and 57.5% respectively of total noninterest expense increases. The expenses excluding Salaries and Benefits increased $424,000 for the quarter, for a net increase of $125,000 in Occupancy, Equipment Professional, Telephone, Postage, Bankcard Expenses, and $299,000 in Other Expenses. Other Expenses included increased Market and Promotion expenses of $97,000, Operational Losses of $69,000 and $52,000 in current year losses in Low Income Housing investments. For the six months ended June, year over year, expenses excluding Salaries and Benefits increased $650,000. Occupancy, Equipment, Professional, Telephone, Postage, Bancard Expenses increased a net $256,000, while Other Expenses increased $394,000. This included an increase of $110,000 in Market and Promotion Expenses, and $104,000 in current year losses in Low Income Housing investments.

Income Taxes

          The effective tax rate for the quarter ended June 30, 2007 was 27.4% compared to 32.4% for the quarter ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 and June 30, 2006, respectively was 25.8% and 31.4%.  This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate. The decrease in the effective tax rate provision for the first three and six months of 2007 compared to the same periods in 2006 is primarily related to changes in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

Asset and Liability Management

          Ongoing management of the Company’s interest rate sensitivity limits interest rate risk through monitoring the mix and maturity of loans, investments and deposits. Management regularly reviews the Company’s position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2007 are adequate to meet its operating needs in 2007 and going forward into the foreseeable future.

          The Company’s asset/liability gap is the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. Alternatively, if more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell.

          The following table sets forth information concerning interest rate sensitive assets and liabilities as of June 30, 2007. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

Table 7	RATE SENSITIVE ASSETS/LIABILITIES as of June 30, 2007

	Maturing or repricing

(Dollars in thousands)	Three Months or Less	Over Three to Twelve Months	Over One Year Through Five Years	Over Five Years	Not Rate- Sensitive	Total

Interest earning assets:
Federal funds sold	$7,215	—	—	—	—	$7,215
Securities	6,885	15,391	33,870	31,225	—	87,371
Loans	163,767	69,041	166,186	67,494	2,344	468,832

Total interest earning assets	177,867	84,432	200,056	98,719	2,344	563,418

Cash and due from banks	—	—	—	—	17,102	17,102
Allowance for loan losses	—	—	—	—	(5,310)	(5,310)
Other assets	—	—	—	—	44,229	44,229

Total assets	$177,867	$84,432	$200,056	$98,719	$58,365	$619,439

Interest bearing liabilities:
Demand, interest bearing	$58,131	—	—	—	—	$58,131
Savings and money market	189,700	—	—	—	—	189,700
Time deposits	53,675	74,252	14,838	—	—	142,765
FHLB advances	0	10,000	20,000	—	—	30,000

Total interest bearing liabilities	301,506	84,252	34,838	—	—	420,596

Noninterest demand deposits	—	—	—	—	126,900	126,900
Other liabilities	—	—	—	—	8,334	8,334
Shareholders’ equity	—	—	—	—	63,609	63,609

Total liabilities and shareholders’ equity	301,506	84,252	34,838	—	198,843	619,439

Interest rate sensitivity GAP	$(123,639)	$180	$165,218	$98,719	$(140,478)	$0

Cumulative int rate sensitivity GAP	$(123,639)	$(123,459)	$41,759	$140,478	$—	$—
	-69.51%	-47.07%	9.03%	25.04%	—	—

Financial Condition

          Assets. Total assets increased to $619,439,000 at June 30, 2007 from $581,270,000 at December 31, 2006, an increase of $38,169,000. Most of this increase was in net loans, which increased by $44,086,000. This was partly funded by a $7,574,000 decrease in lower earning securities, and an increase in deposits of $35,929,000.

          Loans. Gross loans at June 30, 2007 were $469,299,000, an increase of $44,132,000 or 10.38% from December 31, 2006. Gross real estate loans increased $28,847,000, construction loans increased $7,364,000, commercial loans increased $8,237,000 and consumer loans decreased by $316,000. The portfolio breakdown was as follows.

Table 8	LOAN PORTFOLIO

(Dollars in thousands)	June 30 2007	Percent	December 31 2006	Percent

Real Estate	$347,502	74.0%	$318,655	74.9%
Construction	44,458	9.5	37,094	8.7%
Commercial	74,376	15.8	66,139	15.6%
Consumer	2,963	0.6	3,279	0.8%

Gross loans	$469,299	100.0%	$425,167	100.0%

Net deferred loan fees	(466)		(728)
Allowance for loan losses	(5,310)		(5,002)

Net loans	$463,523		$419,437

          Allowance for loan losses. The Company has the responsibility of assessing the overall risks in its portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. It watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. The Company also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

          A summary of transactions in the allowance for loan losses for the six months ended June 30, 2007 and the six months ended June 30, 2006 is as follows.

Table 9	ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	6 months ended June 30, 2007	6 months ended June 30, 2006

Balance, beginning of period	$5,002	$4,374
Provision for loan losses	330	356
Recoveries	5	1
Amounts charged off	(27)	(6)

Balance, end of period	$5,310	$4,725

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2007. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2007, there were $2,344,000 in non-accrual loans, compared to $2,628,000 at December 31, 2006. There was no Other Real Estate Owned at June 30, 2007, and no loans past due 90 days and still accruing. At December 31, 2006, there was no Other Real Estate Owned. There were no foreclosed assets or loans past due 90 days and still accruing at December 31, 2006.

          Deposits. Total deposits at June 30, 2007 were $517,496,000 compared to $481,567,000 on December 31, 2006. Of these totals, noninterest-bearing demand deposits were $126,900,000 or 24.5% of the total on June 30, 2007 and $123,884,000 or 25.7% on December 31, 2006. Time deposits were $142,765,000 on June 30, 2007 and $134,390,000 on December 31, 2006.

          The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2007:

Table 10

(Dollars in thousands) Maturities:	Under $ 100,000	$ 100,000 or more	Total

Three months or less	$19,918	$33,757	$53,675
Over three through six months	11,570	24,338	35,908
Over six through twelve months	14,216	24,128	38,344
Over twelve months	9,997	4,841	14,838

Total	$55,701	$87,064	$142,765

          The following table shows the risk-based capital ratios and leverage ratios at June 30, 2007 and December 31, 2006 for the Bank:

Table 11

Risk Based Capital Ratios	June 30, 2007	December 31, 2006		Minimum “Well Capitalized” Requirements

Tier 1 Capital	10.61%	11.03%	>	6.00%
Total Capital	11.55%	11.98%	>	10.00%
Leverage Ratios	9.91%	10.06%	>	5.00%

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2007, Liquid Assets were $111,688,000, or 18.0% of total assets.  As of December 31, 2006, Liquid Assets were $121,967,000, or 21.0% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities  for a total of $70,000,000, a Federal Home Loan Bank line up to 25% of total assets, and a Federal Reserve Bank borrowing facility.

          A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2007 net loans were at 89.6% of deposits. On December 31, 2006 net loans were at 87.1% of deposits.

          Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $139,608,000 and $137,221,000 at June 30, 2007 and December 31, 2006, respectively. As a percentage of net loans, these off-balance sheet items represent 30.1% and 32.7% respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under Earnings Analysis on page 10 above).

Item 4. Controls and Procedures.

          (a)          Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b)          Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

          From time to time, the Company and/or First National Bank are a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any material pending legal proceedings to which either it or First National Bank may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company and First national Bank, taken as a whole.

Item 1A.  Risk Factors

                There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A, Part 1 of Form 10-K as of December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 4.    Submission of Matters to a Vote of Security Holders

                The Annual Meeting of Shareholders of FNB Bancorp was held on May 16, 2007. Two matters were voted on at the Annual Meeting: the election of Directors, and a proposal to ratify and approve the appointment of Moss Adams LLP as independent auditors of FNB Bancorp for the 2007 fiscal year. The nine appointees identified in the proxy statement for the Annual Meeting were elected as Directors, and the appointment of Moss Adams LLP was approved. Set forth below is a summary of the voting:

Election of Directors	Votes For	Votes Withheld

Michael R. Wyman	2,125,300	5,703
Thomas C. McGraw	2,125,300	5,703
Lisa Angelot	2,125,300	5,703
Merrie Turner Lightner	2,125,300	5,703
Michael Pacelli	2,125,300	5,703
Neil J. Vannucci	2,125,300	5,703
Edward J. Watson	2,125,300	5,703
Jim D. Black	2,125,300	5,703
Anthony J. Clifford	2,125,300	5,703

Appointment of Moss Adams LLP	For	Against	Abstain

	2,126,003	2,604	2,396

Item 6.     Exhibits

                 Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated:

August 8, 2007.	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)