Form 10-K/A
period 2006-12-31
FNB BANCORP/CA/
filed 2007-10-31
CIK 1163199

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


    Securities registered pursuant to Section 12(b) of the Act: None
                                                                ----------------
    Securities registered pursuant to Section 12(g) of the Act:
                                                                ----------------
                                                Title of Class: Common Stock,
                                                                no par value
                                                                ----------------

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

   Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $80,097,545

   Number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 2007

            No par value Common Stock - 2,828,936 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2007 annual meeting of shareholders.

                                EXPLANATORY NOTE

This Form 10-K/A amends our report on Form 10-K for the fiscal year ended December 31, 2006 solely for the purpose of amending the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, which appeared on page 50 of the original report on Form 10-K for the fiscal year ended December 31, 2006, to include our independent registered public accounting firm's opinion on (i) management's assessment of the effectiveness of internal control over financial reporting; and (ii) the effectiveness of our internal control over financial reporting in all material respects. The amended Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (the "Amended Report") set forth below includes these opinions. In addition, we have included as exhibits to this Form 10-K/A: (i) currently dated certifications from our Chief Executive Officer and Chief Financial Officer, and (ii) a Consent of Independent Registered Public Accounting Firm to use of the Amended Report in certain Securities Act filings into which the Amended Report is incorporated by reference. Management acknowledges that we are responsible for the adequacy and accuracy of all of the disclosures in the filing.

Except as described above, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K for the fiscal year ended December 31, 2006. Accordingly, this Form 10-K/A does not reflect events occuring after the date of the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-K/A is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the original filing of the Form 10-K on March 14, 2007. For a description of subsequent events, this Form 10-K/A should be read in conjunction with our filings made subsequent to March 14, 2007, including our report on Form 10-Q for the quarters ended March 31, and June 30, 2007 and each of our reports on Form 8-K since March 14, 2007.

FNB BANCORP
Unless the context otherwise requires, all references to this Annual Report on Form 10-K/A to "the Company" refer to FNB Bancorp and its subsidiary, first National Bank of Northern California.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Moss Adams LLP

Stockton, California
March 14, 2007

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FNB BANCORP


Dated: October 31, 2007                By: /s/ David A. Curtis
                                           -------------------------------------
                                           David A. Curtis
                                           Chief Financial Officer


/s/ Michael R. Wyman          Chairman of the Board             October 31, 2007
--------------------------    of Directors
Michael R. Wyman


/s/ Thomas C. McGraw          Director, Chief Executive         October 31, 2007
--------------------------    Officer and Secretary
Thomas C. McGraw              (Principal Executive Officer)


/s/ David A. Curtis           Senior Vice President and         October 31, 2007
--------------------------    Chief Financial Officer
David A. Curtis               (Principal Financial and
                              Accounting Officer)


/s/ Edward J. Watson          Director                          October 31, 2007
--------------------------
Edward J. Watson


/s/ Lisa Angelot              Director                          October 31, 2007
--------------------------
Lisa Angelot


/s/ Merrie Turner Lightner    Director                          October 31, 2007
--------------------------
Merrie Turner Lightner


/s/ Michael Pacelli           Director                          October 31, 2007
--------------------------
Michael Pacelli


/s/ Jim D. Black              Director and President            October 31, 2007
--------------------------
Jim D. Black


/s/ Anthony J. Clifford       Director, Executive Vice          October 31, 2007
--------------------------    President and Chief
Anthony J. Clifford           Operating Officer