Form 10-Q
period 2007-09-30
FNB BANCORP/CA/
filed 2007-11-05
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of October 31, 2007: 2,828,936 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

(Dollars in thousands)	September 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$16,799	$18,297
Federal funds sold	465	8,725

Cash and equivalents	17,264	27,022

Securities available-for-sale	91,127	94,945
Loans, net	486,127	419,437
Bank premises, equipment, and leasehold improvements	13,604	13,476
Goodwill	1,841	1,841
Accrued interest receivable and other assets	28,565	24,549

Total assets	$638,528	$581,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand, noninterest bearing	124,204	123,884
Demand, interest bearing	55,423	60,378
Savings and money market	189,232	162,915
Time	138,154	134,390

Total deposits	507,013	481,567

Federal funds purchased	12,620	—
Federal Home Loan Bank advances	45,000	30,000
Accrued expenses and other liabilities	8,859	7,640

Total liabilities	573,492	519,207

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 2,846,000 shares on at September 30, 2007 and 2,853,000 shares at December 31, 2006	39,478	39,824
Additional paid-in capital	186	141
Retained earnings	25,367	22,102
Accumulated other comprehensive income (loss)	5	(4)

Total stockholders’ equity	65,036	62,063

Total liabilities and stockholders’ equity	$638,528	$581,270

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$9,856	$7,947	$28,202	$23,203
Interest on taxable securities	472	761	1,241	2,008
Interest on nontaxable securities	501	538	1,549	1,464
Federal funds sold	52	256	447	592

Total interest income	10,881	9,502	31,439	27,267

Interest expense:
Interest on deposits	3,060	2,355	8,676	6,419
Fed Home Loan Bank advances	443	421	1,339	458
Federal funds purchased	28	10	31	28

Total interest expense	3,531	2,786	10,046	6,905

Net interest income	7,350	6,716	21,393	20,362
Provision for loan losses	180	163	510	519

Net interest income after provision for loan losses	7,170	6,553	20,883	19,843

Noninterest income:
Gain on sale of other equity securities	—	4	—	1,352
Gain on sale of other real estate owned	—	—	—	756
Service charges	667	630	1,926	1,861
Credit card fees	203	193	609	602
Other income	223	219	704	618

Total noninterest income	1,093	1,046	3,239	5,189

Noninterest expense:
Salaries and employee benefits	3,258	3,005	9,589	9,209
Occupancy expense	504	440	1,455	1,276
Equipment expense	385	393	1,163	1,230
Professional fees	322	326	1,024	869
Telephone, postage and supplies	231	278	786	773
Bankcard expenses	183	189	551	576
Other expense	878	715	2,759	2,202

Total noninterest expense	5,761	5,346	17,327	16,135

Earnings before income tax expense	2,502	2,253	6,795	8,897
Income tax expense	707	787	1,814	2,874

NET EARNINGS	$1,795	$1,466	$4,981	$6,023

Earnings per share data:
Basic	$0.63	$0.52	$1.74	$2.12

Diluted	$0.62	$0.51	$1.72	$2.07

Weighted average shares outstanding:
Basic	2,861,000	2,842,000	2,859,000	2,840,000

Diluted	2,881,000	2,901,000	2,888,000	2,905,000

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three month ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net earnings	$1,795	$1,466	$4,981	$6,023
Unrealized gain on AFS securities	581	903	9	446

Total comprehensive income	$2,376	$2,369	$4,990	$6,469

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine months ended September 30,

	2007	2006

Cash flows from operating activities
Net earnings	$4,981	$6,023
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	875	944
Stock-based compensation expense	45	31
Provision for loan losses	510	519
Gain on sale of other equity securities	—	(1,352)
Gain on sale of real estate owned	—	(756)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	(1,939)	1,021
Increase in accrued expenses and other liabilities	783	981

Net cash provided by operating activities	5,255	7,411

Cash flows from investing activities
Purchase of securities available-for-sale	(28,642)	(45,105)
Proceeds from matured/called/securities available-for-sale	30,423	23,135
Proceeds from sale of other real estate owned	—	3,356
Net increase in loans	(67,200)	(14,351)
Proceeds from sale of bank premises, equipment and leasehold improvements	—	491
Purchases of bank premises, equipment, leasehold improvements	(1,028)	(2,651)

Net cash provided by investing activities	(66,447)	(35,125)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	21,682	(16,264)
Net increase (decrease) in time deposits	3,764	(14,402)
Net increase in federal funds purchased	12,620	10,622
Net increase in Federal Home Loan Bank advances	15,000	30,000
Dividends paid	(1,287)	(1,217)
Repurchase of common stock	(631)	(73)
Issuance of common stock	286	425

Net cash provided by financing activities	51,434	9,091

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,758)	(18,623)

Cash and cash equivalents at beginning of period	27,022	35,298

Cash and cash equivalents at end of period	$17,264	$16,675

Additional cash flow information
Interest paid	$9,433	$6,720
Income taxes paid	$1,409	$3,185

Non-cash financial activity
Accrued dividends	$430	$406

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

          The amount of compensation expense for options recorded in the quarters ended September 30, 2007 and September 30, 2006 was $23,000 and $8,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods. The amount of compensation expense for options recorded in the nine months ended September 30, 2007 and September 30 2006 was $45,000 and $31,000, respectively. The income tax benefit recognized in the income statements for these amounts was $2,000 for the nine months of 2007, but under $1,000 for the same period in 2006.

          The total intrinsic value of options exercised during the quarter ended September 30, 2007 was $4,000 under the 2002 Plan and $3,000 under the 1997 Plan. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $57,000 under the 2002 Plan and $85,000 under the 1997 Plan.

          The amount of total unrecognized compensation expense related to non-vested options at September 30, 2007 was $325,000, and the weighted average period it will be amortized over is 2.6 years.

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

          Earnings per share have been computed based on the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Net earnings	$1,795	$1,466	$4,981	$6,023

Average number of shares outstanding	2,861,000	2,842,000	2,859,000	2,840,000
Effect of dilutive options	20,000	59,000	29,000	65,000
Average number of shares outstanding used to calculate diluted earnings per share	2,881,000	2,901,000	2,888,000	2,905,000

          All outstanding options were included in the 2007 and 2006 computations.

NOTE D – COMPREHENSIVE INCOME

          Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended September 30, 2007 was $2,376,000 compared to $2,369,000 for the three months ended September 30, 2006. Comprehensive income for the nine months ended September 30, 2007 was $4,990,000 compared to $6,469,000 for the nine months ended September 30, 2006.

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

          Recent Accounting Changes

          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation guides the accounting and reporting of income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of FIN 48, it was necessary for the Company to recognize an increase in the liability for unrecognized tax benefits of $35,000. The total amount of unrecognized tax benefits as of the adoption of FIN 48, including estimated penalties and interest, was $35,000 and relates to the level of Enterprise Zone credits that have been claimed on filed California tax returns.

          The statute of limitations for assessment of additional taxes on income for Federal income and California franchise tax purposes are closed for years prior to 2004 and 2003, respectively.

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

Earnings Analysis

          Net earnings for the quarter ended September 30, 2007 were $1,795,000, compared to net earnings of $1,466,000 for the quarter ended September 30, 2006, an increase of $329,000, or 22.44%. Net earnings for the nine months ended September 30, 2007 were $4,981,000 compared to $6,023,000 for the nine months ended September 30, 2006, a decrease of $1,042,000, or 17.30%. Earnings before income tax expense for the quarter ended September 30, 2007 were $2,502,000, compared to $2,253,000 for the quarter ended September 30, 2006, an increase of $249,000, or 11.05%. Earnings before income tax were $6,795,000 for the nine months ended September 30, 2007 compared to $8,897,000 for the nine months ended September 30, 2006, a decrease of $2,102,000, or 23.63%. Two major contributors to the increased income in 2006 were a gain on sale of other equity securities (common stock of Pacific Coast Bankers’ Bancshares), which resulted in a pre tax profit of $1,348,000 in the first quarter of 2006, and a $756,000 pre tax gain on sale of Other Real Estate Owned in the second quarter of 2006. However, average gross loans outstanding increased by $95,123,000, or 24.88%, which resulted in the increased earnings for the third quarter of 2007 compared to the same quarter in 2006.

          Net interest income for the quarter ended September 30, 2007 was $7,350,000, compared to $6,716,000 for the quarter ended September 30, 2006, an increase of $634,000, or 9.44%. Net interest income for the nine months ended September 30, 2007 was $21,393,000 compared to $20,362,000 for the nine months ended September 30, 2006, an increase of $1,031,000, or 5.06%. The prime lending rate was 8.25% for the entire third quarter of 2006 and dropped to 7.75% on September 18, 2007. The Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds Index for the three months ended September 2007 (based on the three Index Months ended August 31) averaged 4.31%, compared to 4.18% for the three months ended September 2006. The rate of increase in the rates paid for interest bearing liabilities exceeded the rate of increase in rates earned on interest earning assets in the quarter and nine-month periods ended September 30, 2007, effectively causing a rate related drop in net interest income compared to the same periods in 2006. The improvement in net interest income was due to a greater increase in average interest earning assets, which rose $39,030,000 in the third quarter of 2007 ccompared to the same quarter in 2006, while interest bearing liabilities increased by only

$31,625,000. For the nine months of 2007 compared to the nine months of 2006, average interest earning assets increased by $43,653,000, whereas interest bearing liabilities increased by $36,127,000.

          Basic earnings per share were $0.63 for the third quarter of 2007 compared to $0.52 for the third quarter of 2006. Diluted earnings per share were $0.62 for the third quarter of 2007 compared to $0.51 for the third quarter of 2006. Basic earnings per share were $1.74 for the nine months ended September 30, 2007 compared to $2.12 for the nine months ended September 30, 2006. Diluted earnings per share were $1.72 for the nine months ended September 30, 2007 compared to $2.07 for the nine months ended September 30, 2006.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2007 compared to the three-and nine-month periods ended September 30, 2006.

Table 1	Three months ended September 30

	2007			2006

(Dollars in thousands)	Average balance	Interest Income (Expense)	Annualized Average Yield (Cost)	Average balance	Interest Income (Expense)	Annualized Average Yield (Cost)

Loans, gross	$477,460	$9,856	8.19%	$382,337	$7,947	8.25%
Taxable securities	36,006	472	5.20	71,183	761	4.24
Nontaxable securities	53,934	501	3.69	59,195	538	3.61
Fed funds sold	3,928	52	5.25	19,583	256	5.19

Tot int earn assets	571,328	10,881	7.56	532,298	9,502	7.08

Cash and due	$17,243			$19,418
Premises	13,716			13,241
Other assets	25,233			20,350

Tot nonint earning assets	$56,192			$53,009

TOTAL ASSETS	$627,520			$585,307

Demand, int bearing	$58,063	($110)	(0.75)	$63,648	($106)	(0.66)
Money market	145,305	(1,320)	(3.60)	120,987	(961)	(3.15)
Savings	47,732	(62)	(0.52)	53,224	(72)	(0.54)
Time deposits	140,728	(1,568)	(4.42)	127,267	(1,216)	(3.79)
FHLB advances	33,435	(443)	(5.26)	30,000	(421)	(5.57)
Fed funds purchased	1,984	(28)	(5.60)	496	(10)	(8.00)

Tot int bear liab	$427,247	($3,531)	(3.28)	$395,622	($2,786)	(2.79)

Demand deposits	126,344			122,163
Other liabilities	8,989			7,799

Tot nonint bear liabilities	$135,333			$129,962

TOTAL LIABILITIES	$562,580			$525,584
Stockholders’ equity	$64,940			$59,723

TOT LIAB & STOCK-HOLDERS’ EQUITY	$627,520			$585,307

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS		$7,350	5.10%		$6,716	5.01%

          Interest income is reflected on an actual basis, not on a fully taxable basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation. Fee income included in interest income was $408,000 and $339,000 for the quarters ended September 30, 2007 and 2006 respectively.

Table 2	Nine months ended September 30
		2007	Annualized Average Yield (Cost)		2006	Annualized Average Yield (Cost)

(Dollars in thousands)	Average balance	Interest Income (Expense)		Average balance	Interest Income (Expense)

Loans, gross	$457,711	$28,202	8.24%	$377,475	$23,203	8.22%
Taxable securities	32,886	1,241	5.05	66,326	2,008	4.05
Nontaxable securities	57,096	1,549	3.63	55,490	1,464	3.53
Fed funds sold	11,427	447	5.23	16,176	592	4.89

Tot int earn assets	559,120	31,439	7.52	515,467	27,267	7.07

Cash and due	$17,547			$19,521
Premises	13,727			12,684
Other assets	24,791			22,047

Tot nonint earning assets	$56,065			$54,252

TOTAL ASSETS	$615,185			$569,719

Demand, int bearing	$59,917	($316)	(0.71)	$62,453	($247)	(0.53)
Money market	134,380	(3,455)	(3.44)	120,729	(2,477)	(2.74)
Savings	49,345	(191)	(0.52)	54,662	(195)	(0.48)
Time deposits	142,497	(4,714)	(4.42)	134,270	(3,500)	(3.49)
FHLB advances	33,062	(1,339)	(5.41)	11,099	(458)	(5.52)
Fed funds purchased	748	(31)	(5.54)	609	(28)	(6.15)

Tot int bear liab	$419,949	($10,046)	(3.20)	$383,822	($6,905)	(2.41)

Demand deposits	122,841			120,208
Other liabilities	8,650			7,613

Tot nonint bear liabilities	$131,491			$127,821

TOTAL LIABILITIES	$551,440			$511,643
Stockholders’ equity	$63,745			$58,076

TOT LIAB & STOCK-HOLDERS’ EQUITY	$615,185			$569,719

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS		$21,393	5.12%		$20,362	5.28%

          Interest income is reflected on an actual basis. Yield on gross loans was not adjusted for nonaccrual loans, which were not considered material for this calculation. Fee income included in interest income was $1,222,000 and $1,147,000 for the nine months ended September 30, 2007 and 2006 respectively.

          Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets.

          Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2007 and 2006. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective.

For the quarter ended September 30, 2007, average loans outstanding represented 83.6% of average earning assets. For the quarter ended September 30, 2006, they represented 71.8% of average earning assets. For the nine months ended September 30, 2007 and 2006, average loans outstanding represented 81.9% and 73.2%, respectively, of average earning assets.

          The yield on total interest earning assets for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 increased from 7.08% to 7.56%, or 48 basis points. Contributing to this was a larger volume invested in loans, which increased by $95,123,000 or 24.88% quarter to quarter, with a yield decrease of 6 basis points, or 0.73%. Interest income on total interest earning assets increased $1,379,000 or 14.51%. Commercial and construction volumes accounted for the majority of the growth in loans.

          For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, the cost on total interest bearing liabilities increased from 2.79% to 3.28%, an increase of 49 basis points. The most expensive as well as principal source of interest bearing deposits comes from time deposits. Their average cost increased from 3.79% to 4.42%, and the expense on these deposits increased $352,000 for the three months ended September 30, 2007 compared to 2006. Their average volume increased by $13,461,000, or 10.58%. The other significant increase was in Federal Home Loan Bank advances, which averaged $33,435,000 in the quarter ended September 30, 2007, at a lower rate of 5.26%, compared to an average of $30,000,000 at a rate of 5.57% during the same quarter of 2006.

          For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, interest income on interest earning assets increased $4,172,000 or 15.30%, and average earning assets increased $43,653,000, or 8.47%. Average loans increased by $80,236,000, or 21.26%. Interest on loans increased $4,999,000 or 21.54%. Their yield increased 2 basis points, or 0.24%. The cost on total interest bearing liabilities increased from 2.41% to 3.20%. Time deposit averages increased $8,227,000 or 6.13%. Their cost increased 93 basis points, or 26.65%. Federal Home Loan Bank advances averaged $33,062,000 at a cost of 5.41% for the nine months ended September 30, 2007 compared to $11,099,000, at a cost of 5.52% for the same nine months of 2006. Money market deposit average balances increased $13,651,000, or 11.31%, and their cost increased 70 basis points, or 25.55%.

          For the three and nine month periods ended September 30, 2007 and September 30, 2006, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended September 30, 2007 Compared to 2006

	Interest	Variance Attributable to
(Dollars in thousands)	Income/Expense	Rate	Volume

INTEREST EARNING ASSETS
Loans	1,909	(55)	1,964
Taxable securities	(289)	172	(461)
Nontaxable securities	(37)	12	(49)
Federal funds sold	(204)	1	(205)

Total	1,379	130	1,249

INTEREST BEARING LIABILITIES
Demand deposits	4	13	(9)
Money market	359	138	221
Savings deposits	(10)	(3)	(7)
Time deposits	352	223	129
Federal Home Loan Bank advances	22	(26)	48
Federal funds purchased	18	(12)	30

Total	745	333	412

NET INTEREST INCOME	634	(203)	837

Table 4	FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

	Nine Months Ended September 30, 2007 Compared to 2006

	Interest	Variance Attributable to
(Dollars in thousands)	Income/Expense	Rate	Volume

INTEREST EARNING ASSETS
Loans	4,999	67	4,932
Taxable securities	(767)	245	(1,012)
Nontaxable securities	85	41	44
Federal funds sold	(145)	29	(174)

Total	4,172	382	3,790

INTEREST BEARING LIABILITIES
Demand deposits	69	79	(10)
Money market	978	698	280
Savings deposits	(4)	17	(21)
Time deposits	1,214	999	215
Federal Home Loan Bank advances	881	(25)	906
Federal funds purchased	3	(3)	6

Total	3,141	1,765	1,376

NET INTEREST INCOME	1,031	(1,383)	2,414

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME

	Three months ended September 30,		Variance
(Dollars in thousands)	2007	2006	Amount	Percent

Gain on sale of other equity sec	$0	$4	($4)	-100.0%
Gain sale other real estate owned	—	—	—	—
Service charges	667	630	37	5.9%
Credit card fees	203	193	10	5.2%
Other income	223	219	4	1.8%

Total noninterest income	$1,093	$1,046	$47	4.5%

	Nine months ended September 30,
(Dollars in thousands)	2007	2006

Gain on sale of other equity sec	$0	$1,352	($1,352)	-100.0%
Gain sale other real estate owned	0	756	(756)	-100.0%
Service charges	1,926	1,861	65	3.5%
Credit card fees	609	602	7	1.2%
Other income	704	618	86	13.9%

Total noninterest income	$3,239	$5,189	($1,950)	-37.6%

Noninterest income consists mainly of service charges on deposits, credit card fees and miscellaneous types of income. The quarter ended September 30, 2007 stayed relatively unchanged from the same quarter in 2006, increasing $47,000 or 4.49%. For the nine months ended September 30, 2007 compared to the same period in 2006, noninterest income decreased $1,950,000 or 37.58%. Service charges fluctuate with the volume of noninterest bearing demand deposits. These deposits have been holding at year end 2006 levels during the first nine months of 2007. In 2006, there was a pre-tax gain on sale of other equity securities of $1,348,000 and a pre-tax gain on sale of other real estate owned of $756,000. These two non-recurring items accounted for the decrease in noninterest income, net of a minor $154,000 increase in other noninterest income

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE

	Three months ended September 30,		Variance
(Dollars in thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$3,258	$3,005	$253	8.4%
Occupancy expense	504	440	64	14.5%
Equipment expense	385	393	(8)	-2.0%
Professional fees	322	326	(4)	-1.2%
Telephone, postage & supplies	231	278	(47)	-16.9%
Bankcard expenses	183	189	(6)	-3.2%
Other expense	878	715	163	22.8%

Total noninterest expense	5,761	5,346	$415	7.8%

	Nine months ended September 30,
(Dollars in thousands)	2007	2006

Salaries and employee benefits	$9,589	$9,209	$380	4.1%
Occupancy expense	1,455	1,276	179	14.0%
Equipment expense	1,163	1,230	(67)	-5.4%
Professional fees	1,024	869	155	17.8%
Telephone, postage & supplies	786	773	13	1.7%
Bankcard expenses	551	576	(25)	-4.3%
Other expense	2,759	2,202	557	25.3%

Total noninterest expense	$17,327	$16,135	$1,192	7.4%

The principal component of noninterest expense is salaries and employee benefits. It represented 56.6% and 56.2% of total noninterest expense for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 compared to the same period in 2006, it represented 55.3% and 57.1%, respectively. The increase in salaries and benefits is the result of increased support staffing levels and normal salary progression. Occupancy expense increased as several branches experienced annual rent adjustments, which affected the quarter and the year to date. Professional fees increased by 17.8% year to date, due to legal and similar compliance-related expenses, such as SOX 404 and the Gramm-Leach-Bliley Act (GLBA), and consulting projects, but decreased 1.2% in the quarter ended September 30, 2007 compared to the same quarter in 2006, as the initial costs of compliance with the Sarbanes-Oxley Act (SOX 404) decreased. A study of our telephone system resulting in elimination of unused telephone lines and switching cellular telephone plans contributed to a decline in Telephone postage and supplies. On a year to date basis, they were up only 1.7%, and in the quarter ended September 30, 2007, they were down 16.9% over the same period in 2006.

The remaining categories that form Other expense increased $163,000 for the quarter and $557,000 for the nine months ended September 30, 2007 compared to the same periods in 2006. For the quarter, Marketing increased $42,000; Low Income Housing Investment losses of $57,000; Correspondent bank charges increased $25,000; and the remaining 39 categories increased a net $39,000. For the nine months ended September 30, 2007 compared to the same period in 2006, Marketing increased $152,000; Office of the Comptroller of the Currency assessment increased $68,000; Low Income Housing Investment losses increased $161,000; and the remaining 39 categories an increased a net $176,000.

Income Taxes

          The effective tax rate for the quarter ended September 30, 2007 was 28.3% compared to 34.9% for the quarter ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 and September 30, 2006, respectively was 26.7% and 32.3%. This is affected by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate. 2006 was also affected by the gain on sale of equity securities and the gain on sale of other real estate owned.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2007 are adequate to meet its operating needs in 2007 and going forward into the foreseeable future.

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

          The following table sets forth information concerning interest rate sensitive assets and liabilities as of September 30, 2007. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Since all interest rates and yields do not adjust at the same speed or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity.

Table 7	RATE SENSITIVE ASSETS/LIABILITIES as of September 30, 2007

	Maturing or repricing

(Dollars in thousands)	Three Months or Less	Over Three to Twelve Months	Over One Year Through Five Years	Over Five Years	Not Rate- Sensitive	Total

Interest earning assets:
Federal funds sold	$465	$—	$—	$—	$—	$465
Securities	9,951	23,287	33,005	24,884	—	91,127
Loans	190,302	54,974	167,446	67,654	11,253	491,629

Total interest earning assets	200,718	78,261	200,451	92,538	11,253	583,221

Cash and due from banks	—	—	—	—	16,799	16,799
Allowance for loan losses	—	—	—	—	(5,502)	(5,502)
Other assets	—	—	—	—	44,010	44,010

Total assets	$200,718	$78,261	$200,451	$92,538	$66,560	$638,528

Interest bearing liabilities:
Demand, interest bearing	$55,423	$—	$—	$—	$—	$55,423
Savings and money market	189,232	—	—	—	—	189,232
Time deposits	51,736	72,409	14,009	—	—	138,154
Federal funds purchased	12,620	—	—	—	—	12,620
FHLB advances	10,000	15,000	20,000	—	—	45,000

Total interest bearing liabilities	319,011	87,409	34,009	—	—	440,429

Noninterest demand deposits	—	—	—	—	124,204	124,204
Other liabilities	—	—	—	—	8,859	8,859
Shareholders’ equity	—	—	—	—	65,036	65,036

Total liabilities and shareholders’ equity	$319,011	$87,409	$34,009	$—	$198,099	$638,528

Interest rate sensitivity GAP	($118,293)	($9,148)	$166,442	$92,538	($131,539)	$0

Cumulative int rate sensitivity GAP	($118,293)	($127,441)	$39,001	$131,539	$—	$—

Financial Condition

          Assets. Total assets increased to $638,528,000 at September 30, 2007 from $581,270,000 at December 31, 2006, an increase of $57,258,000. Most of this increase was in net loans, which increased $66,690,000. Federal funds sold decreased $8,260,000, and the remaining categories decreased by $1,172,000 net. Most of the $57,258,000 increase in total assets was funded by an increase in Federal Home Loan Bank borrowings of $15,000,000, Federal funds purchased of $12,620,000, and an increase in deposits of $25,446,000.

          Loans. Gross loans at September 30, 2007 were $491,992,000, an increase of $66,825,000 or 15.72% from December 31, 2006. Gross real estate loans increased $30,558,000, construction loans increased $13,518,000, and commercial loans increased $23,039,000, but consumer loans decreased by $290,000. The portfolio breakdown was as follows.

Table 8	LOAN PORTFOLIO

(Dollars in thousands)	September 30 2007	Percent	December 31 2006	Percent

Real Estate	$349,213	71.0%	$318,655	74.9%
Construction	50,612	10.3	37,094	8.7%
Commercial	89,178	18.1	66,139	15.6%
Consumer	2,989	0.6	3,279	0.8%

Gross loans	$491,992	100.0%	$425,167	100.0%

Net deferred loan fees	(363)		(728)
Allowance for loan losses	(5,502)		(5,002)

Net loans	$486,127		$419,437

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

          A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 is as follows.

Table 9	ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	9 months ended Sep 30, 2007	9 months ended Sep 30, 2006

Balance, beginning of period	$5,002	$4,374
Provision for loan losses	510	519
Recoveries	17	2
Amounts charged off	(27)	(15)

Balance, end of period	$5,502	$4,880

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2007. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2007, there was $11,253,000 in four loans transferred to non-accrual in the third quarter of 2007. The first loan in the amount of $3,829,000 is a construction loan secured by completed single family homes, with a loan to value of 55% based on a current appraisal. The Bank expects to collect all principal and interest by the first quarter of 2008. The second loan in the amount of $3,539,000 is secured by an apartment building in Pacific Heights, San Francisco. The owner plans to sell the property. The loan to value is 75%, and the Bank expects to collect all principal and interest. The third is a $3,397,000 land development loan, with a loan to value of 87%, based on a current appraisal. The Bank is working with the borrower to develop a strategy to either sell or build out the project. If the project is built out or sold by the borrower, the Bank should collect all principal and interest. Finally, there is a $488,000 loan secured by a single family residence, with an 86% loan to value. It is currently in foreclosure, with a trustee’s sale expected to occur in November. The Bank expects to collect all principal, and possibly some interest on this loan. At December 31, 2006, there was $2,628,000 in non-accrual loans, all of which has been collected during 2007.

There was no Other Real Estate Owned at September 30, 2007 and December 31, 2006, and there was no Other Real Estate Owned, nor any loans past due 90 days and still accruing.

          Deposits. Total deposits at September 30, 2007 were $507,013,000 compared to $481,567,000 on December 31, 2006. Of these totals, noninterest-bearing demand deposits were $124,204,000 or 24.5% of the total on September 30, 2007 and $123,884,000 or 25.7% on December 31, 2006. Time deposits were $138,154,000 on September 30, 2007 and $134,390,000 on December 31, 2006.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2007:

Table 10

(Dollars in thousands) Maturities:	Under $100,000	$100,000 or more	Total

Three months or less	$17,901	$33,835	$51,736
Over three through six months	13,858	27,261	41,119
Over six through twelve months	13,255	18,035	31,290
Over twelve months	9,582	4,427	14,009

Total	$54,596	$83,558	$138,154

          The following table shows the risk-based capital ratios and leverage ratios at September 30, 2007 and December 31, 2006 for the Bank:

Table 11

Risk Based Capital Ratios	September 30, 2007	December 31, 2006		Minimum “Well Capitalized” Requirements

Tier 1 Capital	10.34%	11.03%	>	6.00%

Total Capital	11.28%	11.98%	>	10.00%

Leverage Ratios	9.96%	10.06%	>	5.00%

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2007, Liquid Assets were $108,391,000, or 17.0% of total assets. As of December 31, 2006, Liquid Assets were $121,967,000, or 21.0% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal fund borrowing facilities for a total of $70,000,000, a Federal Home Loan Bank line of up to 25% of total assets, and a Federal Reserve Bank facility.

          A higher loan to deposit ratio means that assets will be less liquid. This has to be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2007 net loans were at 95.9% of deposits. On December 31, 2006 net loans were at 87.1% of deposits. To insure the Bank has adequate funding sources, Lines of Credit with other banks and the Federal Home Loan Bank of San Francisco have been established. These unused credit lines exceeded exceeded $180,000,000 at September 30, 2007.

          Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $143,526,000 and $137,221,000 at September 30, 2007 and December 31, 2006, respectively. As a percentage of net loans, these off-balance sheet items represent 29.5% and 32.7% respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits. For the quarter ended September 30, 2007, the prime lending rate was 7.75%. For the quarter ended September 30, 2006, the prime lending rate was unchanged at 8.25%.

Item 4. Controls and Procedures.

          (a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          c) ISSUER PURCHASES OF EQUITY SECURITIES*

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 July 1 through July 31, 2007	0		0	0

Month #2 August 1 through August 31, 2007	0		0	143,182

Month #3 September 1, 2007 through September 30, 2007	19,000	$29.62	19,000	124,182

Total	19,000		19,000

* On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which call for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares.

Item 6. Exhibits

             Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated: November 5, 2007.

	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)