Form 10-K/A
period 2006-12-31
FNB BANCORP/CA/
filed 2007-11-06
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, or

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

                          Commission File No. 000-49693


                                   FNB BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            California                                       92-2115369
----------------------------------                    --------------------------
 (State or other jurisdiction of                       (IRS Employer ID Number)
  incorporation or organization)


975 El Camino Real, South San Francisco, California             94080
----------------------------------------------------         ------------
     (Address of principal executive offices)                 (Zip code)


                                 (650) 588-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: ____________

                                      Title of Class: Common Stock, no par value

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                                               Page
                                                                                                                               ----
Reports of Independent Registered Public Accounting Firm ...................................................................     50

Consolidated Balance Sheets, December 31, 2006 and 2005 ....................................................................     53

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004 ...................................     54

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2006, 2005
  and 2004 .................................................................................................................     55

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 .................................     56

Notes to Consolidated Financial Statements .................................................................................     57

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

                                   FNB BANCORP

Dated: November 6, 2007            By: /s/ David A. Curtis
                                       ----------------------------------
                                       David A. Curtis
                                       Chief Financial Officer

/s/ Michael R. Wyman          Chairman of the Board of Directors          November 6, 2007
--------------------------
Michael R. Wyman


/s/ Thomas C. McGraw          Director, Chief Executive Officer and       November 6, 2007
--------------------------    Secretary (Principal Executive Officer)
Thomas C. McGraw


/s/ David A. Curtis           Senior Vice President and Chief Financial   November 6, 2007
--------------------------    Officer (Principal Financial and
David A. Curtis               Accounting Officer)


/s/ Edward J. Watson          Director                                    November 6, 2007
--------------------------
Edward J. Watson


/s/ Lisa Angelot              Director                                    November 6, 2007
--------------------------
Lisa Angelot


/s/ Merrie Turner Lightner    Director                                    November 6, 2007
--------------------------
Merrie Turner Lightner


/s/ Michael Pacelli           Director                                    November 6, 2007
--------------------------
Michael Pacelli


/s/ Jim D. Black              Director  and  President                    November 6, 2007
--------------------------
Jim D. Black


/s/ Anthony J. Clifford       Director, Executive  Vice President and     November 6, 2007
--------------------------    Chief Operating Officer
Anthony J. Clifford

                           FNB BANCORP AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2006 and 2005

                                                                                 2006          2005
                                                                             -----------   -----------
                                     Assets
Cash and due from banks                                                       18,297,000    19,068,000
Federal funds sold                                                             8,725,000    16,230,000
                                                                             -----------   -----------
            Cash and cash equivalents                                         27,022,000    35,298,000
Securities available-for-sale                                                 94,945,000   113,463,000
Loans, net                                                                   419,437,000   380,224,000
Bank premises, equipment, and leasehold improvements                          13,476,000    12,028,000
Other real estate owned                                                               --     2,600,000
Goodwill                                                                       1,841,000     1,841,000
Accrued interest receivable and other assets                                  24,549,000    23,860,000
                                                                             -----------   -----------
     Total Assets                                                            581,270,000   569,314,000
                                                                             ===========   ===========
               Liabilities and stockholders' equity
Deposits:
     Demand, noninterest bearing                                             123,884,000   123,641,000
     Demand, interest bearing                                                 60,378,000    62,581,000
     Savings                                                                 162,915,000   180,489,000
     Time                                                                    134,390,000   140,833,000
                                                                             -----------   -----------
            Total deposits                                                   481,567,000   507,544,000
                                                                             -----------   -----------
Federal Home Loan Bank advances                                               30,000,000            --
Accrued expenses and other liabilities                                         7,640,000     6,527,000
                                                                             -----------   -----------
            Total liabilities                                                519,207,000   514,071,000
                                                                             -----------   -----------
Commitments and contingencies (notes 9 and 13)
Stockholders' equity:
     Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,853,000 and 2,700,000 shares
        on December 31, 2006 and 2005, respectively                           39,824,000    34,793,000
     Additional paid-in capital                                                  141,000        19,000
     Retained earnings                                                        22,102,000    20,832,000
     Accumulated other comprehensive loss                                         (4,000)     (401,000)
                                                                             -----------   -----------
            Total stockholders' equity                                        62,063,000    55,243,000
                                                                             -----------   -----------
     Total liabilities and stockholders' equity                              581,270,000   569,314,000
                                                                             ===========   ===========

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years ended December 31, 2006, 2005 and 2004

                                                                     2006           2005           2004
                                                                 ------------   ------------   -----------
Interest income:
   Interest and fees on loans                                    $ 31,898,000   $ 26,754,000    21,226,000
   Interest and dividends on securities                             2,576,000      2,173,000     1,418,000
   Interest on tax-exempt securities                                2,039,000      1,512,000     1,250,000
   Federal funds sold                                                 683,000        293,000       152,000
                                                                 ------------   ------------   -----------
      Total interest income                                        37,196,000     30,732,000    24,046,000
Interest expense:
   Deposits                                                         8,839,000      5,440,000     2,460,000
   Federal Home Loan Bank advances                                    880,000         41,000        --
   Federal funds purchased                                            102,000         52,000        73,000
                                                                 ------------   ------------   -----------
      Total interest expense                                        9,821,000      5,533,000     2,533,000
                                                                 ------------   ------------   -----------
      Net interest income                                          27,375,000     25,199,000    21,513,000
Provision for loan losses                                             683,000        628,000       408,000
                                                                 ------------   ------------   -----------
      Net interest income after provision for loan losses          26,692,000     24,571,000    21,105,000
                                                                 ------------   ------------   -----------
Noninterest income:
   Gain on sale of other equity securities                          1,352,000             --            --
   Gain on sale of other real estate owned                            756,000             --            --
   Service charges                                                  2,463,000      2,305,000     2,500,000
   Credit card fees                                                   839,000        856,000       886,000
   Gain (loss) on impairment and sale of investment securities        (11,000)      (101,000)      (31,000)
   Other                                                              860,000        781,000       432,000
                                                                 ------------   ------------   -----------
      Total noninterest income                                      6,259,000      3,841,000     3,787,000
                                                                 ------------   ------------   -----------
Noninterest expense:
   Salaries and employee benefits                                  12,300,000     11,344,000    10,521,000
   Occupancy expense                                                1,728,000      1,444,000     1,288,000
   Equipment expense                                                1,665,000      1,624,000     1,662,000
   Advertising expense                                                770,000        710,000       472,000
   Data processing expense                                            452,000        416,000       344,000
   Professional fees                                                1,278,000        952,000     1,086,000
   Director expense                                                   207,000        180,000       180,000
   Surety insurance                                                   479,000        555,000       479,000
   Telephone, postage, supplies                                     1,056,000        939,000     1,103,000
   Bankcard expenses                                                  797,000        802,000       803,000
   Other                                                            1,028,000      1,289,000       689,000
                                                                 ------------   ------------   -----------
      Total noninterest expense                                    21,760,000     20,255,000    18,627,000
                                                                 ------------   ------------   -----------
      Earnings before income tax expense                           11,191,000      8,157,000     6,265,000
Income tax expense                                                  3,609,000      2,429,000     1,577,000
                                                                 ------------   ------------   -----------
      Net earnings                                               $  7,582,000   $  5,728,000     4,688,000
                                                                 ============   ============   ===========
Earnings per share data:
   Basic                                                         $       2.67   $       2.02   $      1.63
   Diluted                                                       $       2.60   $       1.98   $      1.60
Weighted average shares outstanding:
   Basic weighted average shares outstanding                        2,845,000      2,834,000     2,883,000
   Diluted weighted average shares outstanding                      2,915,000      2,893,000     2,934,000

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2006, 2005 and 2004

                                                                                            Accumulated
                                                Common stock       Additional                  other
                                          -----------------------    paid-in    Retained   comprehensive  Comprehensive
                                            Shares      Amount       capital    earnings       income         income        Total
                                          ---------  ------------  ----------  ----------  -------------  -------------  ----------
Balance at December 31, 2003              2,519,000  $ 28,903,000       3,000  22,041,000      1,040,000                 51,987,000
Net earnings                                     --            --          --   4,688,000             --      4,688,000   4,688,000
Other comprehensive income:
   Unrealized gain on securities, net of
     tax benefit of $330,000                     --            --          --          --       (474,000)      (474,000)   (474,000)
                                                                                                          -------------
Comprehensive income                                                                                      $   4,214,000
                                                                                                          =============
Cash dividends of $0.12 per share,
  quarterly                                      --            --          --  (1,210,000)            --             --  (1,210,000)
Special cash dividend of $0.12 per share                                         (316,000)                                 (316,000)
Stock dividend of 5%                        124,000     4,514,000              (4,514,000)                                       --
Stock-based compensation
  expense                                        --            --       6,000          --             --                      6,000
Stock repurchased and retired               (69,000)   (2,324,000)         --          --             --                 (2,324,000)
Stock options exercised                      12,000       272,000          --          --             --                    272,000
                                          ---------  ------------  ----------  ----------  -------------                 ----------
Balance at December 31, 2004              2,586,000    31,365,000       9,000  20,689,000        566,000                 52,629,000
Net earnings                                     --            --          --   5,728,000             --      5,728,000   5,728,000
Other comprehensive income:
   Unrealized loss on securities,
     net of tax benefit of $671,000              --            --          --          --       (967,000)      (967,000)   (967,000)
                                                                                                          -------------
Comprehensive income                                                                                      $   4,761,000
                                                                                                          =============
Cash dividends of $0.15
  per share, quarterly                           --            --          --  (1,535,000)            --                 (1,535,000)
Stock dividend of 5%                        128,000     4,043,000              (4,043,000)                                       --
Cash on fractional shares related
  to stock dividend                                                                (7,000)                                   (7,000)
Stock-based compensation
  expense                                        --            --      10,000          --             --                     10,000
Stock repurchased and retired               (21,000)     (765,000)         --          --             --                   (765,000)
Stock options exercised                       7,000       150,000          --          --             --                    150,000
                                          ---------  ------------  ----------  ----------  -------------                 ----------
Balance at December 31, 2005              2,700,000    34,793,000      19,000  20,832,000       (401,000)                55,243,000
Net earnings                                     --            --          --   7,582,000             --      7,582,000   7,582,000
Other comprehensive income:
   Unrealized gain on securities,
     net of tax provision of
     $276,000                                    --            --          --          --        397,000        397,000     397,000
                                                                                                          -------------
Comprehensive income                                                                                      $   7,979,000
                                                                                                          =============
Cash dividends of $0.15 per share
  share, quarterly                               --            --          --  (1,625,000)            --                 (1,625,000)
Stock dividend of 5%                        136,000     4,679,000              (4,679,000)                                       --
Stock-based compensation expense                                       39,000                                                39,000
Cash on fractional shares related
  To stock dividend expense                                                        (8,000)                                   (8,000)
Stock repurchased and retired                (2,000)      (73,000)         --          --             --                    (73,000)
Stock options exercised, including
  tax benefit of $83,000                     19,000       425,000      83,000          --             --                    508,000
                                          ---------  ------------  ----------  ----------  -------------                 ----------
Balance at December 31, 2006              2,853,000  $ 39,824,000     141,000  22,102,000         (4,000)                62,063,000
                                          =========  ============  ==========  ==========  =============                 ==========

See accompanying notes to consolidated financial statements.

                           FNB BANCORP AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        December 31, 2006, 2005 and 2004

                                                                             2006            2005            2004
                                                                        -------------   -------------   -------------
Cash flows from operating activities:
   Net earnings                                                         $   7,582,000       5,728,000       4,688,000
   Adjustments to reconcile net earnings to cash
     provided by operating activities:
      Depreciation, amortization and accretion, net                         1,220,000       1,594,000       1,790,000
      Loss on sale of investment securities                                    11,000         101,000          31,000
      Gain on sale of other equity securities                              (1,352,000)
      Securities write-down                                                        --         116,000              --
      Stock-based compensation expense                                         39,000          10,000           6,000
      Gain on sale of other real estate owned                                (756,000)
      Provision for loan losses                                               683,000         600,000         480,000
      Deferred taxes                                                           (7,000)       (181,000)         74,000
      Changes in assets and liabilities:
         Accrued interest receivable and other assets                         669,000      (5,149,000)     (6,422,000)
         Accrued expenses and other liabilities                             1,011,000       1,720,000       2,083,000
                                                                        -------------   -------------   -------------
            Net cash provided by operating activities                       9,100,000       4,539,000       2,730,000
                                                                        -------------   -------------   -------------
Cash flows from investing activities:
   Proceeds from sold, matured, called securities available-for-sale       65,092,000      31,207,000      34,203,000
   Purchases of securities available-for-sale                             (45,949,000)    (43,386,000)    (74,689,000)
   Proceeds from sale of other real estate owned                            3,356,000              --              --
   Net decrease (increase) in loans                                       (40,069,000)        892,000     (28,457,000)
   Proceeds from sales of bank premises, equipment, and
     leasehold improvements                                                   541,000         156,000         121,000
   Purchases of bank premises, equipment, and leasehold
     Improvements                                                          (3,172,000)     (1,733,000)     (2,101,000)
   Cash and equivalents received in bank acquisition, net of cash paid             --       9,602,000              --
                                                                        -------------   -------------   -------------
            Net cash used in investing activities                         (20,201,000)     (3,262,000)    (70,923,000)
                                                                        -------------   -------------   -------------
Cash flows from financing activities:
   Net increase (decrease) in demand and savings deposits                 (19,534,000)     16,215,000      39,392,000
   Net increase (decrease) in time deposits                                (6,443,000)     22,051,000        (353,000)
   Net increase in Federal Home Loan Bank advances                         30,000,000
   Net (decrease) increase in federal funds purchased                              --     (19,172,000)     19,172,000
   Cash dividends paid                                                     (1,633,000)     (1,542,000)     (1,526,000)
   Repurchases of common stock                                                (73,000)       (765,000)     (2,324,000)
   Exercise of stock options including tax benefit of $83,000 in 2006         508,000         150,000         272,000
                                                                        -------------   -------------   -------------
            Net cash provided by financing activities                       2,825,000      16,937,000      54,633,000
                                                                        -------------   -------------   -------------
            Net increase (decrease) in cash and cash Equivalents           (8,276,000)     18,214,000     (13,560,000)
Cash and cash equivalents at beginning of year                             35,298,000      17,084,000      30,644,000
                                                                        -------------   -------------   -------------
Cash and cash equivalents at end of year                                $  27,022,000      35,298,000      17,084,000
                                                                        =============   =============   =============
Additional cash flow information:
   Interest paid                                                        $   9,533,000       4,980,000       2,467,000
   Income taxes paid                                                        4,020,000       2,224,000       1,691,000
   Noncash - stock dividend                                                 4,679,000       4,043,000       4,514,000

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

                                                            Year ended December 31,
                                                       ---------------------------------
                                                          2006        2005        2004
                                                       ---------   ---------   ---------
Weighted average common shares outstanding-used
   in computing basic earnings per share               2,845,000   2,834,000   2,883,000
Dilutive effect of stock options outstanding,
   using the treasury stock method                        70,000      59,000      51,000
Shares used in computing diluted earnings per share    2,915,000   2,893,000   2,934,000

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

      (p)   Bank Owned Life Insurance

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

The following table shows proforma earnings of FNB Bancorp and its subsidiary combined with Sequoia National Bank as if the acquisition had taken place as of January 1, 2004:

(thousands, except per share data)        Consolidated Statements of Earnings
                                                 Year ended December 31
                                               2005                  2004
                                          --------------        -------------
Interest income                           $       31,858        $      27,379
Interest expense                                   5,836                3,402
                                          --------------        -------------
Net interest income                               26,022               23,977

Provision for loan losses                            610                  480
                                          --------------        -------------
Net interest income after
   provision for loan losses                      25,412               23,497

Noninterest income                                 3,938                4,136
Noninterest expense                               21,860               21,310
                                          --------------        -------------

Earnings before income tax expense                 7,490                6,323
Income tax expense                                 2,232                1,593
                                          --------------        -------------
Net earnings                              $        5,258        $       4,730
                                          ==============        =============
Earnings per share data:
Basic                                     $         1.95        $        1.72
Diluted                                   $         1.91        $        1.69

Weighted average shares outstanding:
Basic                                          2,699,000            2,748,000
Diluted                                        2,758,000            2,799,000

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

                        December 31, 2006, 2005 and 2004

(3)   Securities Available-for-Sale

      The amortized cost and carrying values of securities available-for-sale are as follows:

                                     Amortized     Unrealized   Unrealized      Carrying
                                       cost           gains       losses         Value
December 31, 2006:
   Obligations of U.S.
      Government agencies          $  29,197,000        2,000      (67,000)    29,132,000
   Obligations of states
      and political subdivisions      59,693,000      297,000     (229,000)    59,761,000
   Corporate debt                      3,984,000           --      (10,000)     3,974,000
   Other securities                    2,078,000           --           --      2,078,000
                                   -------------   ----------   ----------    -----------
                                   $  94,952,000      299,000     (306,000)    94,945,000
                                   =============   ==========   ==========    ===========
December 31, 2005:
   Obligations of U.S.
      Government agencies          $  50,571,000       65,000     (510,000)    50,126,000
   Obligations of states
      and political subdivisions      56,208,000      384,000     (564,000)    56,028,000
   Corporate debt                      5,918,000        8,000      (62,000)     5,864,000
   Other securities                    1,445,000           --           --      1,445,000
                                   -------------   ----------   ----------    -----------
                                   $ 114,142,000      457,000   (1,136,000)   113,463,000
                                   =============   ==========   ==========    ===========

      An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2006 and December 31, 2005 follows.

December 31, 2006:
                                              Less than               12 Months
                                              12 Months               or Longer                 Total
                                             Unrealized              Unrealized              Unrealized
                                Fair Value     Losses    Fair Value    Losses    Fair Value    Losses
Obligations of U.S.
   government agencies         $ 14,708,000   (10,000)   11,945,000    (57,000)  26,653,000    (67,000)
Obligations of states
   and political subdivisions     7,053,000   (25,000)   22,009,000   (204,000)  29,062,000   (229,000)
Corporate debt                    2,973,000    (3,000)    1,001,000     (7,000)   3,974,000    (10,000)
Other securities                         --        --            --         --           --         --
                               ------------------------------------------------------------------------
Total                            24,734,000   (38,000)   34,955,000   (268,000)  59,689,000   (306,000)
                               ========================================================================

                                              Less than               12 Months
                                              12 Months               or Longer                 Total
                                             Unrealized              Unrealized              Unrealized
                                Fair Value     Losses    Fair Value    Losses    Fair Value    Losses
Obligations of U.S.
   government agencies         $ 23,184,000   (212,000)  24,676,000   (298,000)  47,860,000    (510,000)
Obligations of states
   and political subdivisions    29,456,000   (463,000)   8,082,000   (101,000)  37,538,000    (564,000)
Corporate debt                    4,019,000    (39,000)   1,011,000    (23,000)   5,030,000     (62,000)
Other securities                         --         --           --         --           --          --
                               ------------------------------------------------------------------------
Total                            56,659,000   (714,000)  33,769,000   (422,000)  90,428,000  (1,136,000)
                               ========================================================================

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

                             BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004



(4)   Loans, Net

      Loans are summarized as follows at December 31:

                                                     2006           2005
                                                -------------   -------------

      Real estate                               $ 318,655,000     302,813,000
      Construction                                 37,094,000      26,243,000
      Commercial                                   66,139,000      53,070,000
      Consumer & other                              3,279,000       3,420,000
                                                -------------   -------------
                                                  425,167,000     385,546,000

      Allowance for loan losses                    (5,002,000)     (4,374,000)
      Net deferred loan fees                         (728,000)       (948,000)
                                                -------------   -------------
                                                $ 419,437,000     380,224,000
                                                =============   =============

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

(5)   Allowance for Loan Losses

      Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                           2006          2005           2004
                                       -----------   ------------   -----------
      Balance, beginning of year       $ 4,374,000      3,133,000     3,155,000
                                       -----------   ------------   -----------
      Loans charged off                    (59,000)      (110,000)     (431,000)
      Recoveries                             4,000         23,000         1,000
                                       -----------   ------------   -----------
         Net loans charged off             (55,000)       (87,000)     (430,000)

      Provision for loan losses            683,000        628,000       408,000
      Allowance acquired in
        business combination                    --        700,000            --
                                       -----------   ------------   -----------
      Balance, end of year             $ 5,002,000      4,374,000     3,133,000
                                       ===========   ============   ===========

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

                                                         2006           2005
                                                     ------------   -----------
             Balance, beginning of  year             $  3,918,000     3,376,000
             Additions                                  3,354,000     5,673,000
             Repayments                                 3,751,000     5,131,000
                                                     ------------   -----------
             Balance, end of year                    $  3,521,000     3,918,000
                                                     ============   ===========

(7)   Bank Premises, Equipment, and Leasehold Improvements

      Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

                                                         2006           2005
                                                     ------------   -----------
      Buildings                                      $  8,619,000     7,969,000
      Equipment                                        10,226,000     8,642,000
      Leasehold improvements                            1,093,000     1,173,000
                                                     ------------   -----------
                                                       19,938,000    17,784,000

      Accumulated depreciation and amortization       (10,876,000)   (9,817,000)
                                                     ------------   -----------
                                                        9,062,000     7,967,000

      Land                                              4,414,000     4,061,000
                                                     ------------   -----------
                                                     $ 13,476,000    12,028,000
                                                     ============   ===========

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

      At December 31, 2006, the scheduled maturities of all time certificates are as follows:

               Year ending December 31:
                   2007                               $ 119,567,000
                   2008                                  10,536,000
                   2009                                   4,022,000
                   2010                                     265,000
                                                      -------------
                                                      $ 134,390,000
                                                      =============

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

      The minimum rental commitments under the operating leases as of December 31, 2006 are as follows:

               Year ending December 31:
                  2007                                $     499,000
                  2008                                      351,000
                  2009                                      163,000
                                                      -------------
                                                      $   1,013,000
                                                      =============

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

(12)  Income Taxes

      The provision for income taxes for the years ended December 31, consists of the following:

                                2006           2005           2004
                            -----------    ------------    -----------

          Current:
             Federal        $ 2,789,000       2,223,000      1,275,000
             State              827,000         387,000        228,000
                            -----------    ------------    -----------
                              3,616,000       2,610,000      1,503,000
                            -----------    ------------    -----------
          Deferred:
             Federal            (69,000)       (207,000)        62,000
             State               62,000          26,000         12,000
                            -----------    ------------    -----------
                                 (7,000)       (181,000)        74,000
                            -----------    ------------    -----------
                            $ 3,609,000       2,429,000      1,577,000
                            ===========    ============    ===========

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, are summarized as follows:

                                2006           2005           2004
                            -----------    ------------    -----------
Statutory rate                     34.0%           34.0%          34.0%
Increased (decrease)
 resulting from:
   Income tax exempt for
    federal purposes               (6.1)%          (7.1)%         (8.0)%
   State taxes on income
    net of federal benefit          5.2%            3.3%           2.5%
   Benefits from low
    income housing credits         (1.3)%          (1.1)%         (2.8)%
   Adjustment to prior
    year accruals                   0.0%            0.0%          (0.6)%
   Other, net                       0.4%            0.6%           0.1%
                            -----------    ------------    -----------
      Effective rate               32.2%           29.7%          25.2%
                            ===========    ============    ===========

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

      The tax effect of temporary differences giving rise to the Bank's net deferred tax asset is as follows:

                                                                             December 31
                                                                   ------------------------------
                                                                       2006              2005
                                                                   --------------    ------------
Deferred tax assets:
   Allowance for loan losses                                       $    2,123,000       1,857,000
   Capitalized interest on buildings                                       27,000          29,000
   Expenses accrued on books not yet deductible in tax return           2,060,000       1,720,000
   Depreciation                                                           572,000         497,000
   Net operating loss carryforward                                      1,236,000       1,439,000
   Unrealized loss on available-for-sale securities                         3,000         280,000
                                                                   --------------    ------------
      Total deferred tax assets                                         6,021,000       5,822,000
                                                                   --------------    ------------
Deferred tax liabilities:
   State income taxes                                                     379,000         312,000
   Core deposit intangible                                                453,000         524,000
   Expenses and credits deducted on tax return, not books                  37,000          42,000
                                                                   --------------    ------------
      Total deferred tax liabilities                                      869,000         878,000
                                                                   --------------    ------------
      Net deferred tax asset (included in other assets)                 5,152,000       4,944,000
                                                                   ==============    ============

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

                                                                    2006            2005
                                                                -------------   ------------
Financial instruments whose contract amounts represent
  credit risk:
     Undisbursed loan commitments                               $  60,591,000     36,607,000
     Lines of credit                                               72,311,000     49,863,000
     MasterCard lines                                               2,968,000      3,463,000
     Standby letters of credit                                      1,351,000      7,768,000
                                                                -------------   ------------
                                                                $ 137,221,000     97,701,000
                                                                =============   ============

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

            The following table provides summary information on the estimated fair value of financial instruments at December 31, 2006:

                                                         Carrying          Fair
                                                           amount         value
                                                       -------------   -----------
Financial assets:
   Cash and cash equivalents                           $  27,022,000    27,022,000
   Securities available for sale                          94,945,000    94,945,000
   Loans, net                                            419,437,000   428,195,000
   Bank owned life insurance                               7,267,000     7,267,000
   Accrued interest receivable                             3,723,000     3,723,000

Financial liabilities:
   Deposits                                              481,567,000   481,785,000
   Federal Home Loan Bank advances                        30,000,000    30,323,000
   Accrued interest payable                                1,452,000     1,452,000

Off-balance-sheet commitments:
   Undisbursed loan commitments, lines of credit,
     Mastercard line, and standby letters of credit               --       936,000

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

            The following table provides summary information on the estimated fair value of financial instruments at December 31, 2005:

                                                          Carrying         Fair
                                                           amount         value
                                                       -------------   -----------
Financial assets:
   Cash and cash equivalents                           $  35,298,000    35,298,000
   Securities available for sale                         113,463,000   113,463,000
   Loans, net                                            380,224,000   387,372,000
   Bank owned life insurance                               7,011,000     7,011,000
   Accrued interest receivable                             3,437,000     3,437,000

Financial liabilities:
   Deposits                                              507,544,000   507,604,000
   Accrued interest payable                                1,165,000     1,165,000

Off-balance-sheet commitments:
   Undisbursed loan commitments, lines of credit,
     Mastercard line, and standby letters of credit               --       833,000

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

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

      The consolidated actual capital amounts and ratios of FNB Bancorp and Subsidiary are also presented in the following table:

                                                                                                 To be well capitalized under
                                                                            For capital            prompt corrective action
                                                 Actual                  adequacy purposes                provisions
                                      ---------------------------   --------------------------   -----------      -----------
                                         Amount          Ratio         Amount         Ratio         Amount           Ratio
                                      ------------   ------------   ------------   -----------   -----------      -----------
December 31, 2006:
   Total risk-based capital
     (to risk weighted assets)
   Consolidated Company               $ 64,297,000          12.00%    42,855,000          8.00%   53,569,000           n/a
   Bank                                 64,176,000          11.98     42,855,000          8.00    53,569,000         10.00%

   Tier 1 capital (to risk
     Weighted assets)
   Consolidated Company                 59,216,000          11.05     21,431,000          4.00    32,146,000           n/a
   Bank                                 59,095,000          11.03      21,431000          4.00    32,146,000          6.00

   Tier 1 capital (to average
     assets)
   Consolidated Company                 59,216,000          10.08     23,497,000          4.00    29,371,000           n/a
   Bank                                 59,095,000          10.06     23,497,000          4.00    29,371,000          5.00

                                                                                                 To be well capitalized under
                                                                           For capital             Prompt corrective action
                                                 Actual                 adequacy purposes                 Provisions
                                      ---------------------------   --------------------------   ----------------------------
                                         Amount          Ratio         Amount         Ratio         Amount           Ratio
                                      ------------   ------------   ------------   -----------   -----------      -----------
December 31, 2005:
   Total risk-based capital
     (to risk weighted assets)
   Consolidated Company               $ 57,181,000          11.59%    39,478,000          8.00%   49,347,000           n/a
   Bank                                 57,045,000          11.56     39,478,000          8.00    49,347,000         10.00%

   Tier 1 capital (to risk
     Weighted assets)
   Consolidated Company                 52,634,000          10.67     19,739,000          4.00    29,608,000           n/a
   Bank                                 52,498,000          10.64     19,739,000          4.00    29,608,000          6.00

   Tier 1 capital (to average
     assets)
   Consolidated Company                 52,634,000           9.50     22,172,000          4.00    27,715,000           n/a
   Bank                                 52,498,000           9.47     22,172,000          4.00    27,715,000          5.00

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

      2002 FNB Bancorp Plan

                                                          Weighted-
                                                           Average
                                             Weighted-    Remaining    Aggregate
                                              Average    Contractual   Intrinsic
                                              Exercise       Term        Value
Options                             Shares     Price      (in years)     (000)
--------------------------------------------------------------------------------
Outstanding at January 1, 2006     162,602   $   24.60
Granted                             45,206   $   34.52
Exercised                           (7,014)  $   24.84
Forfeited or expired                (4,728)  $   27.63
                                   -------
Outstanding at December 31, 2006   196,066   $   26.81       7.6        $ 1,116
Exercisable at December 31, 2006    77,784   $   23.89       6.7        $   670

      The following supplemental information applies to the three years ended December 31:

                                       2006            2005            2004
                                  ---------------------------------------------
Options outstanding                  196,066         162,602         122,204
Range of exercise prices          $20.57-$34.52   $20.57-$28.07   $20.57-$28.07
Weighted average remaining
  contractual life                     7.6             8.0             8.1
Fully vested options                  77,784          51,573          27,549
Weighted average exercise price       $23.89          $22.85          $21.80
Aggregate intrinsic value            $670,000      $1,177,000        $264,000
Weighted average remaining
  contractual life (in years)          6.7             7.2             7.2

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

      A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2006, and changes during the year then ended is presented below. No options have been granted under this plan since 2001.

      1997 FNB Bancorp Plan

                                                          Weighted-
                                                           Average
                                             Weighted-    Remaining    Aggregate
                                              Average    Contractual   Intrinsic
                                              Exercise       Term        Value
Options                             Shares     Price      (in years)     (000)
--------------------------------------------------------------------------------
Outstanding at January 1, 2006      72,174   $   18.89
Granted                                 --          --
Exercised                          (13,325)  $   18.80
Forfeited or expired                    --
Outstanding at December 31, 2006    58,849   $   18.92        3.2        $ 799
                                   -------
Exercisable at December 31, 2006    58,849   $   18.92        3.2        $ 799

      The following supplemental information applies to the three years ended December 31:

                                       2006            2005            2004
                                  --------------------------------------------
Options outstanding                   58,849          72,174         78,455
Range of exercise prices          $17.86-$20.63   $17.86-$20.63   $17.86-20.63
Weighted average remaining
  contractual life                     3.2             4.1            5.2
Fully vested options                  58,849          67,205         63,162
Weighted average exercise price       $18.92          $18.91         $19.00
Aggregate intrinsic value            $799,000      $1,271,000       $781,000
Weighted average remaining
  contractual life (in years)          3.2             4.0            4.9

      The following is a summary of all options exercised

                                                          2006      2005      2004
                                                        ---------------------------
Weighted average intrinsic value of options exercised   $ 12.92   $  9.75   $ 10.92
Weighted average of fair value of options exercised     $ 33.80   $ 29.26   $ 29.85

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

(17)  Quarterly Data (Unaudited)

                                           First        Second      Third       Fourth
                                        -----------   ---------   ---------   ---------
2006:
   Interest income                      $ 8,837,000   8,928,000   9,502,000   9,929,000
   Interest expense                       1,951,000   2,168,000   2,786,000   2,916,000
                                        -----------   ---------   ---------   ---------
      Net interest income                 6,886,000   6,760,000   6,716,000   7,013,000
   Provision for loan losses                193,000     163,000     163,000     164,000
                                        -----------   ---------   ---------   ---------
      Net interest income,
        after provision for
         loan losses                      6,693,000   6,597,000   6,553,000   6,849,000

   Non-interest income                    2,316,000   1,827,000   1,046,000   1,070,000
   Non-interest expense                   5,486,000   5,303,000   5,346,000   5,625,000
                                        -----------   ---------   ---------   ---------
   Income before income taxes             3,523,000   3,121,000   2,253,000   2,294,000

   Provision for income taxes             1,075,000   1,012,000     787,000     735,000
                                        -----------   ---------   ---------   ---------
      Net earnings                      $ 2,448,000   2,109,000   1,466,000   1,559,000
                                        ===========   =========   =========   =========

   Basic earnings per share             $      0.86        0.74        0.52        0.55
   Diluted earnings per share                  0.84        0.73        0.51        0.53

                                           First        Second      Third       Fourth
                                        -----------   ---------   ---------   ---------
2005:
   Interest income                      $ 6,515,000   7,455,000   8,033,000   8,729,000
   Interest expense                         965,000   1,208,000   1,567,000   1,793,000
                                        -----------   ---------   ---------   ---------
      Net interest income                 5,550,000   6,247,000   6,466,000   6,936,000
   Provision for loan losses                127,000     157,000     172,000     172,000
                                        -----------   ---------   ---------   ---------
      Net interest income,
        after provision for
        loan losses                       5,423,000   6,090,000   6,294,000   6,764,000

   Non-interest income                      903,000   1,009,000     993,000     936,000
   Non-interest expense                   4,895,000   5,222,000   5,060,000   5,078,000
                                        -----------   ---------   ---------   ---------
   Income before income taxes             1,431,000   1,877,000   2,227,000   2,622,000

   Provision for income taxes               415,000     595,000     674,000     745,000
                                        -----------   ---------   ---------   ---------
      Net earnings                      $ 1,016,000   1,282,000   1,553,000   1,877,000
                                        ===========   =========   =========   =========

   Basic earnings per share             $      0.36        0.45        0.55        0.66
   Diluted earnings per share                  0.35        0.45        0.54        0.64

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

(18)  Condensed Financial Information of Parent Company

      The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

  FNB Bancorp
  Condensed balance sheets                               2006           2005
                                                     ------------   -----------
  Assets:
     Cash and due from banks                         $     37,000       146,000
     Investments in subsidiary                         61,942,000    55,107,000
     Income tax receivable from subsidiary                 83,000            --
     Other assets                                           1,000            --
                                                     ------------   -----------
        Total assets                                 $ 62,063,000    55,253,000
                                                     ============   ===========
  Liabilities:
     Other liabilities                               $         --        10,000
  Stockholders' equity                                 62,063,000    55,243,000
                                                     ------------   -----------
        Total liabilities and stockholders' equity   $ 62,063,000    55,253,000
                                                     ============   ===========

FNB Bancorp
Condensed statements of income                           2006           2005        2004
-----------------------------------------------      ------------   -----------------------
Income:
   Dividend from subsidiary                          $  1,172,000     2,269,000   3,446,000
   Other income                                                --            --       1,000
                                                     ------------   -----------------------
      Total income                                      1,172,000     2,269,000   3,447,000
                                                     ------------   -----------------------
Expense:
   Other expense                                           27,000        17,000      10,000
                                                     ------------   -----------------------
      Total expense                                        27,000        17,000      10,000
                                                     ------------   -----------------------

      Income before income taxes and equity in
        undistributed earnings of subsidiary            1,145,000     2,252,000   3,437,000
Income tax expense (credit)                                 1,000            --    (36,000)
                                                     ------------   -----------------------
      Income before equity in undistributed
        earnings of subsidiary                          1,144,000     2,252,000   3,473,000
Equity in undistributed earnings of subsidiary          6,438,000     3,476,000   1,215,000
                                                     ------------   -----------------------
      Net earnings                                   $  7,582,000     5,728,000   4,688,000
                                                     ============   =======================

                           FNB BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2006, 2005 and 2004

FNB Bancorp
Condensed statements of cash flows                   2006          2005         2004
----------------------------------               ------------   ------------------------
Net earnings                                     $  7,582,000    5,728,000    4,688,000
Income tax receivable-subsidiary                      (83,000)          --           --
Change in other assets                                 (1,000)          --      403,000
Change in other liabilities                           (10,000)    (309,000)     (19,000)
Undistributed earnings of subsidiary               (6,438,000)  (3,476,000)  (1,215,000)
Stock-based compensation expense                      122,000       10,000        6,000
                                                 ------------   ------------------------
   Cash flows provided by operating activities      1,172,000    1,953,000    3,863,000
                                                 ------------   ------------------------

Increase in investment to subsidiary                       --           --           --
                                                 ------------   ------------------------
   Cash flows used in investing activities                 --           --           --
                                                 ------------   ------------------------

Proceeds from exercise of common stock options        425,000      150,000      272,000
Dividends paid                                     (1,633,000)  (1,542,000)  (1,526,000)
Repurchases of common stock                           (73,000)    (765,000)  (2,324,000)
                                                 ------------   ------------------------
   Cash flows provided by financing activities     (1,281,000)  (2,157,000)  (3,578,000)
                                                 ------------   ------------------------

   Net (decrease) increase in cash                   (109,000)    (204,000)     285,000
Cash, beginning of year                               146,000      350,000       65,000
                                                 ------------   ------------------------
Cash, end of year                                $     37,000      146,000      350,000
                                                 ============   ========================