Form 10-K/A
period 2006-12-31
FNB BANCORP/CA/
filed 2007-11-16
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

                                EXPLANATORY NOTE

This Form 10-K/A amends our report on Form 10-K for the fiscal year ended December 31, 2006 solely for the purpose of amending the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, which appeared on page 50 of the original report on Form 10-K for the fiscal year ended December 31, 2006, to include our independent registered public accounting firm's opinion on (i) management's assessment of the effectiveness of internal control over financial reporting; and (ii) the effectiveness of our internal control over financial reporting in all material respects. The amended Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (the "Amended Report") set forth below includes these opinions. In addition, we have included as exhibits to this Form 10-K/A: (i) currently dated certifications from our Chief Executive Officer and Chief Financial Officer, and (ii) a Consent of Independent Registered Public Accounting Firm to use of the Amended Report in certain Securities Act filings into which the Amended Report is incorporated by reference. Also included is the Report of Independent Registered Public Accounting firm of KPMG LLP, covering the accompanying consolidated states of earnings, stockholder's equity and comprehensive income and cash flows of FNB Bancorp and Subsidiary for the year ended December 31, 2004. Management acknowledges that we are responsible for the adequacy and accuracy of all of the disclosures in the filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                                               Page
                                                                                                                               ----
Reports of Independent Registered Public Accounting Firms ..................................................................     50

Consolidated Balance Sheets, December 31, 2006 and 2005 ....................................................................     53

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004 ...................................     54

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2006, 2005
  and 2004 .................................................................................................................     55

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 .................................     56

Notes to Consolidated Financial Statements .................................................................................     57

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

                                   FNB BANCORP

Dated: November 16, 2007            By: /s/ David A. Curtis
                                       ----------------------------------
                                       David A. Curtis
                                       Chief Financial Officer

/s/ Michael R. Wyman          Chairman of the Board of Directors          November 16, 2007
--------------------------
Michael R. Wyman


/s/ Thomas C. McGraw          Director, Chief Executive Officer and       November 16, 2007
--------------------------    Secretary (Principal Executive Officer)
Thomas C. McGraw


/s/ David A. Curtis           Senior Vice President and Chief Financial   November 16, 2007
--------------------------    Officer (Principal Financial and
David A. Curtis               Accounting Officer)


/s/ Edward J. Watson          Director                                    November 16, 2007
--------------------------
Edward J. Watson


/s/ Lisa Angelot              Director                                    November 16, 2007
--------------------------
Lisa Angelot


/s/ Merrie Turner Lightner    Director                                    November 16, 2007
--------------------------
Merrie Turner Lightner


/s/ Michael Pacelli           Director                                    November 16, 2007
--------------------------
Michael Pacelli


/s/ Jim D. Black              Director  and  President                    November 16, 2007
--------------------------
Jim D. Black


/s/ Anthony J. Clifford       Director, Executive  Vice President and     November 16, 2007
--------------------------    Chief Operating Officer
Anthony J. Clifford