Form 10-K
period 2007-12-31
FNB BANCORP/CA/
filed 2008-03-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP
(Exact name of registrant as specified in its charter)

California	92-2115369

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080

(Address of principal executive offices)	(Zip code)

(650) 588-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	________________________

Title of Class:	Common Stock, no par value
________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $80,097,545

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2008

No par value Common Stock – 2,964,926 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

Page 1 of 96 pages

PART I

ITEM 1. BUSINESS

          Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiary; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under “Item 1A – Risk Factors” in this report and other cautionary statements and information set forth in this report should be read carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

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

General

          FNB Bancorp (sometimes referred to herein as the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 975 El Camino Real, South San Francisco, California 94080, and its telephone number is (650) 588-6800.

          The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California, a national banking association (“First National Bank” or the “Bank”). The Company has no other subsidiary.

          The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates eleven full service banking offices within its primary service area of San Mateo County, in the cities of Colma, Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City and Pescadero. The Bank also provides services since May 2005 for the City and County of San Francisco through its Financial District and Portola offices in San Francisco. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

          The Bank is chartered under the laws of the United States and is governed by the National Bank Act, and is a member of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to the applicable legal limits. The Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. The regulations of the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency govern many aspects of the Bank’s business and activities, including investments, loans, borrowings, branching, mergers and acquisitions, reporting and numerous other areas. The Bank is also subject to applicable provisions of California law to the extent those provisions are not in conflict with or preempted by federal banking law. See “Supervision and Regulation” below.

          First National Bank offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. First National Bank provides a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with access through the Internet. First National Bank also makes available commercial loans and standby letters of credit and construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

          Most of First National Bank’s deposits are obtained from commercial businesses, professionals and individuals. As of December 31, 2007, First National Bank had a total of 23,665 accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2007, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank’s deposits.

          At December 31, 2007, the Company had total assets of $644,465,000, net loans of $489,574,000, deposits of $499,255,000 and shareholders’ equity of $66,545,000. The Company competes with approximately 33 other banking or savings institutions in its service areas. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.45% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2007). See “Competitive Data” below.

Employees

          At December 31, 2007, The Company employed 187 persons on a full-time basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Available Information

          FNB Bancorp and First National Bank of Northern California maintain an Internet website at http://www.FNBNORCAL.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Information on such website is not incorporated by reference into this report.

SUPERVISION AND REGULATION

General

          FNB Bancorp. The common stock of FNB Bancorp is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. FNB Bancorp has registered its common stock under Section 12 (g) of the Securities Exchange Act of 1934, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports required to be filed with the Securities and Exchange Commission.

          FNB Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the “Board of Governors”). FNB Bancorp is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, FNB Bancorp would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits FNB Bancorp from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

          FNB Bancorp, and any subsidiary which it may acquire or organize, are deemed to be “affiliates” of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by First National Bank to its affiliates, and (b) on investments by First National Bank in affiliates’ stock as collateral for loans to any borrower. FNB Bancorp and First National Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

          In addition, regulations of the Board of Governors under the Federal Reserve Act require that reserves be maintained by First National Bank in conjunction with any liability of FNB Bancorp under any obligation (promissory note, acknowledgment of advance, banker’s acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to First National Bank for use in its banking business, or to maintain the availability of such funds.

          First National Bank of Northern California. As a national banking association licensed under the national banking laws of the United States, First National Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to supervision and regulation by the Federal Deposit Insurance Corporation, the Board of Governors, and the Office of the Comptroller of the Currency. This supervision and regulation includes comprehensive reviews of all major aspects of First National Bank’s business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. First National Bank is required to file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. First National Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the applicable legal limits.

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

          Under the risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

          At December 31, 2007, The Company was in compliance with the risk-weighted capital and leverage ratios. See “Capital” under Item 7 below.

Prompt Corrective Action

          The Board of Governors, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The regulations establish five capital categories with the following characteristics:

(1) “Well capitalized” – consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive;

(2) “Adequately capitalized” – consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution;

(3) “Undercapitalized” – consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of les than 4%, or a leverage ratio of less than 4%;

(4) “Significantly undercapitalized” – consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%;

(5) “Critically undercapitalized” – consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

          The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three “undercapitalized” categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the “undercapitalized” categories. In addition, institutions that are classified in one of the three “undercapitalized” categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include:

(1) increased monitoring and review by the appropriate federal banking agency;

(2) implementation of a capital restoration plan;

(3) total asset growth restrictions; and

(4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include:

          (a) requirements to augment capital;

          (b) restrictions upon affiliate transactions;

          (c) restrictions upon deposit gathering activities and interest rates paid;

          (d) replacement of senior executive officers and directors;

          (e) restrictions upon activities of the institution and its affiliates;

          (f) requiring divestiture or sale of the institution; and

          (g) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan.

          The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized”. FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized.” An “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

          Any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without prior regulatory approval and regulators must prohibit a critically undercapitalized institution from taking certain other actions without prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution’s normal market areas.

Additional Regulations

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

          The Federal Financial Institutions Examination Council (“FFIEC”) utilizes the Uniform Institutions Rating System (“UFIRS”), commonly referred to as “CAMELS,” to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, became subject to evaluation and examination under a revised bank holding company rating system. This so-called BOPEC rating system, implemented in 1979, has been focused primarily on financial condition, consolidated capital and consolidated earnings. The new rating system reflects a change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

          The federal financial institution agencies have established bases for analysis and standards for assessing financial institution’s capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

          Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. First National Bank has a current rating of “satisfactory” for CRA compliance.

Limitation on Dividends

          FNB Bancorp. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from First National Bank. First National Bank’s ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

          FNB Bancorp has paid quarterly dividends for each quarter commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other factors such as the Board of Directors may deem relevant. It is the intention of the Company to continue to pay cash dividends, subject to legal restrictions on the payment of cash dividends and depending upon the level of earnings, management’s assessment of future capital needs and other factors to be considered by the Board of Directors.

          The California General Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The California General Corporation Law further provides that, in the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation’s assets must equal at least 125% of its liabilities; and (ii) the corporation’s current assets must equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for those fiscal years, then the corporation’s current assets must equal at least 125% of its current liabilities.

          The Board of Governors of the Federal Reserve System generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

          First National Bank of Northern California. As First National Bank’s sole shareholder, FNB Bancorp is entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the National Bank Act.

          The payment of cash dividends by First National Bank may be subject to the approval of the Office of the Comptroller of the Currency, as well as restrictions established by federal banking law and the Federal Deposit Insurance Corporation. Approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by First National Bank’s board of directors in any calendar year will exceed First National Bank’s net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. Additionally, the Federal Deposit Insurance Corporation and/or the Office of the Comptroller of the Currency, might, under some circumstances, place restrictions on the ability of a bank to pay dividends based upon peer group averages and the performance and maturity of that bank.

COMPETITION

Competitive Data

          In its market area, First National Bank competes for deposit and loan customers with other banks (including those with much greater resources), thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers.

          Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank’s legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2007, First National Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $10,369,000 on an unsecured basis and $17,282,000 on a fully secured basis, based on regulatory capital of $69,129,000.

          First National Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of First National Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

          Based upon the most recent information made available by the Federal Deposit Insurance Corporation, at June 30, 2007, there were 33 commercial and savings banking institutions in San Mateo County with a total of $18,984,053,000 in deposits at June 30, 2007. First National Bank had a total of 11 offices with total deposits of $465,163,000 at the same date, or 2.45% of the San Mateo County totals. At June 30, 2006, there were 33 commercial and savings banking institutions in San Mateo County with total deposits of $18,211,791,000, while First National Bank had $438,557,000, or 2.41% of the San Mateo County totals.

          The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”). This change was made effective on March 31, 2006. The FDIC released final regulations under the Reform Act on November 2, 2006 that establish a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 of 1.25% of insured deposits.

          The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution’s capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C.

          Based upon the current assessment rate system, the Bank’s capital ratios and levels of deposits, the Bank does not anticipate a significant increase in operating expenses due to the assessment rate expected to be applicable to the Bank during 2008 compared to the rate applicable to the Bank in 2007.

General Competitive Factors

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

          Banking is a business that depends on interest rate differentials. In general, the difference .between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank’s portfolio comprise the major portion of a bank’s earnings. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

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

          The federal financial institution agencies, especially the Office of the Comptroller of the Currency and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The Office of the Comptroller of the Currency has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. “Eligible institutions” (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the Office of the Comptroller of the Currency to engage in an activity through a subsidiary in which First National Bank itself may not engage.

          The Gramm-Leach-Bliley Act (the “Act”), eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by the Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates.

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

          In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such an effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which to date have defined the permissible activities of bank holding companies under the Bank Holding Company Act.

          One further effect of the Act was to require that federal financial institution and securities regulatory agencies prescribe regulation to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

          Neither the Company nor First National Bank has determined whether or when it may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become clear.

RECENT LEGISLATION

The Patriot Act

          On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001”includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

          Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as First National Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as “shell banks”), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

          In March 2, 2006, after temporary extensions of the Patriot Act, Congress passed and President Bush signed the “USA Patriot Act Improvement and Reauthorization Act of 2005,” and the related Amendments Act of 2006, which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to “roving surveillance” and production of business records.

          The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

Sarbanes-Oxley Act of 2002

          On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

•	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

•	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

•

Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

•	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

•	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

•

Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

•	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”

•	A prohibition on insider trading during pension plan black-out periods.

•	Disclosure of off-balance sheet transactions.

•	A prohibition on personal loans to directors and officers.

•	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

•

Standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.

•

Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.

•

Accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as “accelerated filers,” with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.

•

Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

•

Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

          The Company’s securities are not currently listed on any exchange. In the event of such a listing in the future, in addition to the rules promulgated by the SEC pursuant to the Act, the Company would be required to comply with the listing standards applicable to all exchange listed companies.

          The Company has incurred and it is anticipated that it will continue to incur costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission of approximately $150,000 annually.

California Corporate Disclosure Act

          Effective January 1, 2003, the California Corporate Disclosure Act (the “CCD Act”) required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

•

The name of the a company’s independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

•

The annual compensation paid to each director and the five most highly compensated non- director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;

•	A description of any loans made to a director or executive officer at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;

•	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

•	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

•

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

ITEM 1A. RISK FACTORS

          In addition to the risks associated with the business of banking generally, as described above under Item 1 (Description of Business), the Company’s business, financial condition, operating results, future prospects and stock price can be adversely impacted by certain risk factors, as set forth below, any of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

Dependence on Key Officers and Employees. We are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our executive officers who have extensive experience in the banking industry but who are not easily replaced. In addition, business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which First National Bank personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave First National Bank and become employed by a local competing bank, we could potentially lose business customers. In addition, we rely on our customer service staff to effectively serve the needs of our consumer customers. We actively recruit for all open positions and management believes that its relations with employees are good.

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

Commercial loans. As of December 31, 2007, approximately 16.6% of our loan portfolio consisted of commercial business loans, which have a higher degree of risk than other types of loans. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2007, real estate (including construction loans) served as the principal source of collateral with respect to approximately 71.1% of the Company’s loan portfolio. A substantial decline in the economy in general, or a decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Allowance for Loan and Lease Losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan and lease losses. Although we believe that the Company’s allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that the regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

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

Dilution of Common Stock. Shares of the Company’s common stock eligible for future sale could have a dilutive effect on the market for common stock and could adversely affect the market price.

The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 2,965,000 were outstanding at December 31, 2007. Pursuant to its 1997 and 2002 Stock Option Plans, at December 31, 2007, the Company had outstanding options to purchase 289,782 shares of common stock. As of December 31, 2007, 20,398 shares of common stock remained available for grants under the 2002 Stock Option Plan. Sales of substantial amounts of the Company’s common stock in the public market could adversely affect the market price of common stock.

Operating Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Business Confidence Uncertainty. The terrorist actions on September 11, 2001, and thereafter, plus military actions taken by the United States in Afghanistan, Iraq and elsewhere, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

          First National Bank leases a warehouse facility at 450 Cabot Road, South San Francisco, CA 94080. The lease term is for 5 years and one half month, and will expire February 28, 2011. The facility consists of approximately 7,600 square feet of office/warehouse space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, “FNBG.OB.” There has been limited trading in the shares of common stock of the Company. On February 15, 2007, the Company had approximately 400 shareholders of common stock of record.

          The following table summarizes sales of the Common Stock of FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 15, 2006 and on December 14, 2007. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp Common Stock		Cash Dividends Declared (1)
	High	Low

2006
First Quarter	$35.2400	$33.2500	$0.15
Second Quarter	36.0000	34.4000	0.15
Third Quarter	36.0000	34.5000	0.15
Fourth Quarter	36.3300	34.1250	0.15

2007
First Quarter	$33.6525	$31.7625	$0.15
Second Quarter	33.0750	31.9200	0.15
Third Quarter	32.0250	29.1900	0.15
Fourth Quarter	29.0500	24.5000	0.15

(1)	See Item 1, “Limitations on Dividends,” above, for a description of the limitations applicable to the payment of dividends by FNB Bancorp.

STOCK PERFORMANCE GRAPH

          Set forth below is a line graph comparing the annual percentage change in the cumulative total return on FNB Bancorp Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of $100 million to $500 million and over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

          The graph assumes that $100.00 was invested on December 31, 2002 in FNB Bancorp Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by FNB Bancorp. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

FNB Bancorp

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

FNB Bancorp	100.00	132.52	162.03	170.29	173.87	130.84
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank Pink $100M-$500M Index	100.00	135.83	164.17	182.32	199.57	178.22
SNL Bank Pink > $500M Index	100.00	139.37	163.02	173.49	190.35	175.39

ISSUER PURCHASES OF EQUITY SECURITIES

          On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. The following table summarizes the shares of FNB Bancorp Common Stock repurchased during the fiscal quarter ended December 31, 2007.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 October 1 through October 31, 2007	16,600	$29.35	16,600	107,582

Month #2 November 1 through November 30, 2007	5,711	$28.04	5,711	101,871

Month #3 December 1 through December 31, 2007	2,174	$25.42	2,174	99,697

Total	24,485		24,485

ITEM 6 - SELECTED FINANCIAL DATA

          The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	At and for the years ended December 31,
Dollars in thousands, except per share amounts and ratios
	2007	2006	2005	2004	2003

STATEMENT OF INCOME DATA
Total interest income	$42,290	$37,196	$30,732	$24,046	$22,867
Total interest expense	13,657	9,821	5,533	2,533	2,658

Net interest income	28,633	27,375	25,199	21,513	20,209
Provision for loan losses	690	683	628	408	786

Net interest income after provision for loan losses	27,943	26,692	24,571	21,105	19,423
Total non interest income	4,300	6,259	3,841	3,787	4,021
Total non interest expenses	23,182	21,760	20,255	18,627	17,907

Earnings before taxes	9,061	11,191	8,157	6,265	5,537
Income tax expense	2,382	3,609	2,429	1,577	1,396

Net earnings	$6,679	$7,582	$5,728	$4,688	$4,141

PER SHARE DATA - see note

Net earnings per share:
Basic	$2.23	$2.54	$1.93	$1.55	$1.35
Diluted	$2.21	$2.48	$1.89	$1.52	$1.34
Cash dividends per share	$0.60	$0.60	$0.60	$0.60	$0.60
Weighted average shares outstanding:
Basic	2,993,000	2,986,000	2,975,000	3,024,000	3,074,000
Diluted	3,027,000	3,056,000	3,034,000	3,075,000	3,101,000
Shares outstanding at period end	2,965,000	2,853,000	2,700,000	2,586,000	2,519,000
Book value per share	$22.44	$21.75	$20.46	$20.35	$20.64

BALANCE SHEET DATA
Investment securities	94,432	94,945	113,463	102,823	63,692
Net loans	489,574	419,437	380,224	341,107	313,058
Allowance for loan losses	5,638	5,002	4,374	3,133	3,155
Total assets	644,465	581,270	569,314	490,255	429,577
Total deposits	499,255	481,567	507,544	413,253	374,214
Shareholders’ equity	66,545	62,063	55,243	52,629	51,987

SELECTED PERFORMANCE DATA
Return on average assets	1.07%	1.32%	1.08%	1.02%	1.00%
Return on average equity	10.39%	12.86%	10.75%	8.94%	8.00%
Net interest margin	5.05%	5.26%	5.27%	5.14%	5.33%
Average loans as a percentage of average deposits	91.74%	78.92%	77.80%	79.98%	82.93%
Average total stockholders’ equity as a percentage of average total assets	10.31%	10.25%	10.06%	11.37%	12.49%
Dividend payout ratio	25.69%	21.43%	26.92%	32.55%	35.62%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans	0.01%	0.01%	0.02%	0.13%	0.30%
Allowance for loan losses/Total Loans	1.14%	1.18%	1.14%	0.91%	1.00%
CAPITAL RATIOS
Total risk-based	11.47%	12.00%	11.59%	13.50%	14.15%
Tier 1 risk-based	10.52%	11.05%	10.67%	12.69%	13.30%
Leverage	9.89%	10.08%	9.50%	10.72%	12.06%

Note: per share data has been adjusted for stock dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FNB BANCORP AND SUBSIDIARY

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

          Recent Accounting Pronouncements

          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation guides the accounting and reporting of income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of FIN 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the adoption of FIN 48, including estimated penalties and interest, was $35,000 and relates to the level of Enterprise Zone credits that have been claimed on filed California tax returns. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The statute of limitations for assessment of additional taxes on income for Federal income and California franchise tax purposes are closed years prior to 2004 and 2003, respectively.

          In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement supplements other accounting pronouncements that require or permit fair value measurements. This Statement also expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. Statement No. 159 establishes a fair value option that allows an entity to designate individual financial assets and liabilities as fair value option instruments. Under the fair value option, the change in unrealized gains and losses created by the change in fair value of financial instruments shall be reported in an entity’s earnings for each reporting period. Additional disclosures regarding fair value for financial assets and liabilities accounting for under the fair value option are also required. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect this standard to have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) announced that it had revised Statement 141, Business Combinations, with 141(R). The revised Statement No. 141 was written to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature andfinancial effects of the business combination

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect this Standard to have a material effect on the Company’s financial statements.

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Statement No. 160 clarifies reporting and disclosure requirements related to noncontrolling interest included in an entity’s consolidated financial statements. This Statement clarifies that noncontrolling interests are to be reported in the noncontrolling section of the balance sheet and requires net income to include amounts from both the parent and the noncontrolling interest. This Statement also requires the parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement is effective for fiscal years (and interim periods within those years), beginning on or after December 15, 2008. The Company will apply this Statement prospectively and does not expect the Statement to have a material impact on the Company’s financial statements.

          Earnings Analysis

          Net earnings in 2007 were $6,679,000, a $903,000 or a 11.9% decrease from 2006 earnings of $7,582,000. Earnings for the year 2006 increased $1,854,000 or 32.4% from year 2005 earnings of $5,728,000. The primary reason for the decrease in 2007 and the increase in 2006 was a gain on sale of Pacific Coast Banker’s Bank stock of $1,352,000 recorded in the first quarter of 2006. The principal source of earnings is interest income on loans. During 2006, the prime lending rate started at 7.25%, and ended at 8.25%. In 2007, it started at 8.25% and ended at 7.25%.

          Basic earnings per share were $2.23 in 2007, $2.54 in 2006 and $1.93 in 2005. Diluted earnings per share were $2.21 in 2007; $2.48 in 2006; and $1.89 in 2005.

          Net interest income for 2007 was $28,633,000, an increase of $1,258,000 or 4.6% from 2006. Net interest income was $27,375,000 in 2006, an increase of $2,176,000 or 8.6% from 2005. Interest income was $42,290,000 in 2007, an increase of $5,094,000 or 13.7% over 2006. Interest income was $37,196,000 in 2006, an increase of $6,464,000, or 21.0% over 2005. The increase in net interest income was caused by an increase in both the rate and volume of earning assets generated through our existing branch network. Average interest earning assets in 2007 were $567,245,000, an increase of $46,315,000 or 8.9% over 2006. In 2006 they were $520,930,000, an increase of $43,097,000 or 9.0% over 2005. The yield on interest earning assets increased 32 basis points in 2007 compared to 2006. The yield on interest earning assets increased 71 basis points in 2006 compared to 2005. The principal earning assets were loans, and average loans outstanding increased $80,269,000 in 2007 versus 2006, while their yield decreased 10 basis points in 2007 versus 2006. Average loans were $387,163,000 in 2006, an increase of $23,764,000 over 2005, while their yield increased 88 basis points.

           Interest expense for 2007 was $13,657,000 compared to $9,821,000 in 2006, an increase of $3,836,000 or 39.1%. Interest expense in 2006 was $9,821,000 compared to $5,533,000 in 2005, an increase of $4,288,000 or 77.5%. The increase in interest expense during 2007 and 2006 was caused by both a volume and rate increase on deposits obtained through our existing branch network. No new branches or significant product lines were added during 2007. Average interest bearing liabilities were $426,354,000 in 2007 and $386,254,000 in 2006, an increase of $40,100,000 or 10.4%. They were $386,254,000 in 2006, and $353,857,000 in 2005, an increase of $32,397,000 or 9.2%. The cost of these liabilities increased 66 basis points in 2007 compared to 2006, and increased 98 basis points in 2006 compared to 2005. The principal cost was in time deposits, which increased 78 basis points in 2007 compared to 2006, and increased 105 basis points in 2006 compared to 2005.

          Net Interest Income

          Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1

	Net Interest Income and Average Balances
	Year ended December 31
		2007			2006			2005

(Dollar amounts in thousands)	Average Balance	Interest Income (Expense)	Average Yield (Cost)	Average Balance	Interest Income (Expense)	Average Yield (Cost)	Average Balance	Interest Income (Expense)	Average Yield (Cost)

INTEREST EARNING ASSETS
Loans, gross	$467,432	$38,035	8.14%	$387,163	$31,898	8.24%	$363,399	$26,754	7.36
Taxable securities	34,323	1,733	5.05	62,354	2,576	4.13	60,408	2,173	3.60
Nontaxable securities	56,080	2,035	3.63	57,580	2,039	3.54	44,628	1,512	3.39
Federal funds sold	9,410	487	5.18	13,833	683	4.94	9,398	293	3.12

Total interest earning assets	$567,245	$42,290	7.46	$520,930	$37,196	7.14	$477,833	$30,732	6.43

NONINTEREST EARNING ASSETS:
Cash and due from banks	$17,487			$19,384			$19,758
Premises and equipment	13,735			12,875			11,896
Other assets	24,924			21,927			20,254

Total noninterest earning assets	$56,146			$54,186			$51,908

TOTAL ASSETS	$623,391			$575,116			$529,741

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$59,491	($416)	(0.70)	$62,382	($338)	(0.54)%	$57,478	($168)	(0.29)
Money market	136,672	(4,656)	(3.41)	119,779	(3,423)	(2.86)	110,488	(1,888)	(1.71)
Savings	48,633	(247)	(0.51)	53,965	(264)	(0.49)	58,820	(181)	(0.31)
Time deposits	140,934	(6,210)	(4.41)	132,497	(4,814)	(3.63)	124,004	(3,203)	(2.58)
Fed Home Loan Bank advances	39,482	(2,070)	(5.24)	15,863	(880)	(5.55)	1,644	(41)	(2.49)
Fed funds purchased	1,142	(58)	(5.08)	1,768	(102)	(5.77)	1,423	(52)	(3.65)

Total interest bearing liabilities	$426,354	($13,657)	(3.20)	$386,254	($9,821)	(2.54)	$353,857	($5,533)	(1.56)

NONINTEREST BEARING LIABILITIES:
Demand deposits	123,766			121,957			116,331
Other liabilities	8,977			7,944			6,284

Total noninterest bearing liabilities	$132,743			$129,901			$122,615

Total liabilities	$559,097			$516,155			$476,472
Stockholders’ equity	$64,294			$58,961			$53,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$623,391			$575,116			$529,741

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS		$28,633	5.05%		$27,375	5.26%		$25,199	5.27%

Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields on gross loans were not adjusted for nonaccrual loans, as these were considered not material for this calculation. Fee income included in interest income was $1,593,000 in 2007, $1,445,000 in 2006 and $1,318,000 in 2005.

The following table analyzes the dollar amount of change in interest income and expense and the changes in dollar amounts attributable to (a) changes in volume (changes in volume at the current year rate), (b) changes in rate (changes in rate times the prior year’s volume) and (c) changes in rate/volume (changes in rate times changes in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

TABLE 2

	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31

	2007 compared to 2006 Increase (decrease)					2006 compared to 2005 Increase (decrease)
	Interest Income/ Expense Variance	Variance Attributable To				Interest Income/ Expense Variance	Variance Attributable To
		Rate		Volume			Rate	Volume
INTEREST EARNING ASSETS:

Loans	$6,137	-$	394		$6,531	$5,144	$3,186	$1,958

Taxable securities	(843)		315		(1,158)	403	333	70

Nontaxable securities	(4)		49		(53)	527	88	439

Federal funds sold	(196)		33		(229)	390	171	219

Total	$5,094		$3		$5,091	$6,464	$3,778	$2,686

INTEREST BEARING LIABILITIES:

Demand deposits	$78		$94	-$	16	$170	$156	$14

Money market	1,233		658		575	1,535	1269	266

Savings deposits	(17)		10		(27)	83	107	(24)

Time deposits	1,396		1,089		307	1,611	1392	219

Federal Home Loan Bank advances	1,190		(48)		1,238	839	50	789

Federal funds purchased	(44)		(12)		(32)	50	30	20

Total	$3,836		$1,791		$2,045	$4,288	$3,004	$1,284

NET INTEREST INCOME	$1,258	-$	1,788		$3,046	$2,176	$774	$1,402

          In 2007, net interest income represented 86.94% of net revenue (net interest income plus noninterest income) compared to 81.39% in 2006 and 86.77% in 2005. The net interest margin on average earning assets was 5.05% in 2007 compared to 5.26% in 2006 and 5.27% in 2005. The average rate earned on interest earning assets was 7.46% in 2007, up from 7.14% in 2006, and 6.43% in 2005. The average cost for interest-bearing liabilities was 3.20% in 2007 compared to 2.54% in 2006 and 1.56% in 2005.

          As mentioned above under the heading “Earnings Analysis”, there were increases in the prime lending rate during 2006, followed by decreases from 8.25% at the end of 2006 to 7.25% at the end of 2007, as a result of action by the Federal Open Market Committee of the Federal Reserve, which affected interest-bearing assets and interest-bearing liabilities.

          Yield on average loans was 8.14% in 2007, decreasing from 8.24% in 2006 and 7.36% in 2005. Interest on average taxable securities was 5.05% in 2007, increasing from 4.13% in 2006 and 3.60% in 2005. Interest on average nontaxable securities was 3.63% in 2007, 3.54% in 2006, and 3.39% in 2005. Interest on average federal funds sold was 5.18% in 2007, 4.94% in 2006, and 3.12% in 2005. Interest on average total interest earning assets was 7.46% in 2007, 7.14% in 2006, and 6.43% in 2005. On the expense side, interest on average interest bearing demand deposits was 0.70% in 2007, 0.54% in 2006, and 0.29% in 2005. Interest on average money market accounts was 3.41% in 2007, 2.86% in 2006, and 1.71% in 2005. Interest on average savings accounts was 0.51% in 2007, 0.49% in 2006, and 0.31% in 2005. Interest on average time deposits was 4.41% in 2007, 3.63% in 2006, and 2.58% in 2005. Interest on average Federal Home Loan Bank advances was 5.24% in 2007, 5.55% in 2006, and 2.49% in 2005. Interest on federal funds purchased was 5.08% in 2007, 5.77% in 2006, and 3.03% in 2005. Interest on average total interest bearing liabilities was 3.20% in 2007, 2.54% in 2006, and 1.56% in 2005. Yields on total average interest earning assets and total average interest bearing liabilities increased in 2007, 2006 and 2005 as a result of increased short term market interest rates. There were no new branches added in 2007.

          Allowance For Loan Losses

          The Bank has the responsibility of assessing the overall risks in its loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generating credit quality ratings, reviewing economic conditions in the Bank’s market area, and considering the Bank’s historical loan loss experience. The Bank is committed to maintaining adequate reserves, identifying credit weaknesses by consistent review of loans, and maintaining the risk ratings and changing those risk ratings in a timely manner as circumstances change.

          During 2006, the Bank provided a reserve for unfunded loan commitments in a separate account in Other Liabilities. The Allowance for Loan Losses in Table 3 has been reclassified for prior years to agree with the current year presentation.

          Real estate loans outstanding increased by $33,395,000 in 2007 compared to 2006. They increased $15,842,000 in 2006 compared to 2005. The proportion of the Allowance for Loan Losses attributable to real estate loans was $3,669,000 in 2007 compared to $3,864,000 in 2006 and compared to $3,373,000 in 2005.

          As a percentage of total loans, the allowance allocated to these loans was 71.1% in 2007, 74.9% in 2006, and 78.5% in 2005. The real estate loan growth in 2007 and 2006 was primarily the result of increased market penetration within our existing market area. The perceived risk in the Real Estate loan portfolio has decreased slightly in 2006 and 2007. However, a larger proportion has been allocated to Construction loans, which carry a greater degree of risk.

          The allowance for loan losses totaled $5,638,000, $5,002,000 and $4,374,000 at December 31, 2007, 2006, and 2005, respectively. This represented 1.14%, 1.18% and 1.14% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. During 2007, the provision for loan losses was $690,000, and the charge-offs were $80,000. In 2006, the provision for loan losses was $683,000, while charge-offs were $59,000. In 2005, the provision for loan losses was $628,000, while charge-offs were $110,000.

TABLE 3

	Allocation of the Allowance for Loan Losses

	(Dollar amounts in thousands)

		2007		2006		2005		2004		2003

	Amount	Percent in each category to total Loans	Amount	Percent in each category to total Loans	Amount	Percent in each category to total Loans	Amount	Percent in each category to total Loans	Amount	Percent in each category to total Loans

Real Estate	$3,669	71.1%	$3,864	74.9%	$3,373	78.5%	$1,940	73.9%	$1,672	67.5%
Construction	1,576	11.6%	539	8.7%	365	6.8%	755	8.4%	1,272	15.3%
Commercial	370	16.6%	582	15.6%	611	13.8%	415	17.0%	185	16.4%
Consumer	23	0.7%	17	0.8%	25	0.9%	23	0.7%	26	0.8%

Total	$5,638	100.0%	$5,002	100.0%	$4,374	100.0%	$3,133	100.0%	$3,155	100.0%

          Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2007. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4

	Allowance for Loan Losses
	Historical Analysis

	For the year ended December 31,
(Dollar amounts in thousands)	2007	2006	2005	2004	2003

Balance at Beginning of Period	$5,002	$4,374	$3,133	$3,155	$3,261
Provision for Loan Losses	690	683	628	408	786

Charge-offs:
Real Estate	(48)	0	(70)	(383)	(739)
Commercial	(19)	(49)	(34)	(31)	(110)
Consumer	(13)	(10)	(6)	(17)	(47)

Total	(80)	(59)	(110)	(431)	(896)

Recoveries:
Real Estate	15	0	0	0	0
Commercial	10	3	22	0	2
Consumer	1	1	1	1	2

Total	26	4	23	1	4
Net Charge-offs	(54)	(55)	(87)	(430)	(892)

Allowance acquired in business combination	─	─	700	─	─

Balance at End of Period	$5,638	$5,002	$4,374	$3,133	$3,155

Percentages
Allowance for Loan Losses/Total Loans	1.14%	1.18%	1.14%	0.92%	1.00%
Net charge-offs/Real Estate Loans	0.01%	0.00%	0.02%	0.15%	0.34%
Net charge-offs/Commercial Loans	0.01%	0.07%	0.02%	0.05%	0.21%
Net charge-offs/consumer Loans	0.33%	0.27%	0.15%	0.62%	1.76%
Net charge-offs/Total Loans	0.01%	0.01%	0.02%	0.13%	0.28%
Allowance for Loan Losses/Non-Performing loans	49.18%	190.33%	25729.41%	111.97%	34.73%

Non-performing Assets.

          Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2007, 2006 and 2005, had non-accrual loans performed as agreed, approximately $547,000, $70,000 and $2,000, respectively, would have accrued in additional interest.

          At December 31, 2007, nonaccrual loans totaled $11,465,000. At December 31, 2006, nonaccrual loans totaled $2,628,000. At December 31, 2005, nonaccrual loans totalled $17,000.

          Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 2.4% of total loans at December 31, 2007 compared to 0.6% of total loans at December 31, 2006 and less than 0.01% at December 31, 2005. Management believes the current list of past due loans are collectible and does not anticipate significant losses. Nonperforming loans at December 31, 2007 include four Real Estate loans, compared to one real Estate loan at December 31, 2006. The Real Estate loan at year end 2006 has since paid off.

TABLE 5

	Analysis of Nonperforming Assets

	Year ended December 31

(Dollar amounts in thousands)	2007	2006	2005	2004	2003

Accruing loans 90 days or more	$0	$0	$0	$0	$0
Nonaccrual loans	11,465	2,628	17	2,798	9,085
Other real estate owned	440	0	0	0	0

Total	$11,905	$2,628	$17	$2,798	$9,085

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2007, 2006 or 2005.

Noninterest Income

          The following table sets forth the principal components of noninterest income:

TABLE 6

	Noninterest Income
				Variance		Variance
	Years ended December 31,
				2007 vs. 2006		2006 vs. 2005
(Dollar amounts in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent

Service charges	$2,580	$2,463	$2,305	$117	4.8%	$158	6.9%
Credit card fees	778	839	856	(61)	-7.3%	(17)	-2.0%
Gain on sale of other equity securities	—	1,352	—	-1,352	-100.0%	1,352	*
Gain on sale of other real estate owned	—	756	—	-756	-100.0%	756	*
Gain (loss) on write-down and sales of investment securities	4	(11)	(101)	15	136.4%	90	89.1%
Other income	938	860	781	78	9.1%	79	10.1%

Total noninterest income	$4,300	$6,259	$3,841	($1,959)	-31.3%	$2,418	63.0%

Total noninterest income for the year ended December 31, 2007 was $4,300,000 compared to $6,259,000 at December 31, 2006 and $3,841,000 at December 31, 2005. After a gain on sale of other equity securities of $1,352,000 related to the sale of Pacific Coast Banker’s Bank stock and a gain of $756,000 on sale of other real estate owned in 2006, service charges and credit card fees represented the major portion of noninterest income. In 2005, the Bank recognized impairment charges of $116,000, representing the other than temporary impaired value of one security investment. The principal source of Other Income was Tax Free Income on Officers’ Life Insurance, which was $364,000, $304,000 and $310,000 in the years 2007, 2006 and 2005, respectively, which reflected an increased investment in this insurance.

Noninterest Expenses

          The following table sets forth the various components of noninterest expense:

TABLE 7

	Noninterest Expenses

				Variance		Variance
	Years ended December 31,
				2007 vs. 2006		2006 vs. 2005
(Dollar amounts in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent

Salaries and employee benefits	$12,778	$12,300	$11,344	$478	3.9%	$956	8.4%
Occupancy expense	1,975	1,728	1,444	247	14.3%	284	19.7%
Equipment expense	1,620	1,665	1,624	-45	-2.7%	41	2.5%
Professional fees	1,303	1,278	952	25	2.0%	326	34.2%
Telephone, postage, supplies	1,017	1,056	939	-39	-3.7%	117	12.5%
Advertising expense	942	770	710	172	22.3%	60	8.5%
Bankcard expenses	708	797	802	-89	-11.2%	(5)	-0.6%
Data processing expense	503	452	416	51	11.3%	36	8.7%
Surety insurance	502	479	555	23	4.8%	(76)	-13.7%
Director expense	195	207	180	-12	-5.8%	27	15.0%
Other	1,639	1,028	1,289	611	59.4%	(261)	-20.2%

Total noninterest expense	$23,182	$21,760	$20,255	$1,422	6.5%	$1,505	7.4%

          Total noninterest expenses for the year ended December 31, 2007 were $23,182,000 compared to $21,760,000 for the year ended December 31, 2006, an increase of $1,347,000 or 6.2%. For the year ended December 31, 2006, they were $21,760,000, an increase of $1,505,000 or 7.4%, compared to $20,255,000 for the year ended December 31, 2005. Increases in noninterest expenses in 2007 and 2006 were partly attributable to the acquisition of Sequoia National Bank in the second quarter of 2005. Salaries and employee benefits were $12,778,000 in 2007, $12,300,000 in 2006 and $11,344,000 in 2005. Salaries and employee benefits represent over 50% of noninterest expense. They increased by 3.9% in 2007 over 2006. In 2006 they were 8.4% over 2005. Occupancy expense increases resulted from the acquisition of the two Sequoia National Bank branches, which affected eight months in 2005, and a full year in 2006 and 2007. Continued expenses related to compliance with various Acts, such as the Sarbanes-Oxley Act, the Patriot Act, and the Gramm-Leach-Bliley Act, are reflected in the level of expenses in professional fees. Advertising expense continued to increase from $710,000 in 2005 to $770,000 in 2006 and $942,000 in 2007. This reflects greater advertising in the media, particularly the addition of TV advertising in 2007. All other expense declined $261,000 between 2005 and 2006. The principal item was acquisition related expense, which was $339,000 in 2005, but none in 2006. This decline was offset in 2006 by net of increases in all other categories of $78,000. Between 2006 and 2007, all other expense increased by $611,000. The principal increase was $219,000 in Low Income Housing investments current year losses, while remaining categories increased by a total of $392,000.

Balance Sheet Analysis

          Total assets of the Company were $644,465,000 at December 31, 2007, an increase of 10.9% over 2006. Total assets were $581,270,000 at December 31, 2006, an increase of 2.1% over 2005. Assets averaged $623.4 million in 2007, compared to $575.1 million in 2006 and $529.7 million in 2005. Average earning assets increased from $477.8 million in 2005 to $520.9 million in 2006 and $567.2 in 2007. Average earning assets represented 90.2% of total average assets in 2005, 90.6% in 2006 and 91.0% in 2007. Average interest-bearing liabilities were $353.9 million in 2005, $386.3 million in 2006 and $426.4 million in 2007.

Loans

          The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2007 increased by $70.8 million or 16.7% over December 31, 2006. In December 31, 2006 they increased by $39.8 million or 10.4% over December 31, 2005.

          Real estate loans increased by $33.4 million or 10.5% in 2007 compared to 2006 and $15.8 million or 5.2% in 2006 compared to 2005. Construction loans increased by $20.3 million or 54.6% in 2007 compared to 2006 and increased by $10.9 million or 41.3% in 2006 compared to 2005. Commercial loans increased by $16.1 million in 2007 or 24.3%, and increased by $13.1 million or 24.6% in 2006 compared to 2005. Consumer loans represent a nominal portion of total loans. They increased by $0.4 million in 2007 or 10.9%, but decreased $0.1 million in 2006 or 4.1% compared to 2005. During 2006, the Bank purchased single family loans totaling $15,147,000, of which $12,831,000 was outstanding as of December 31, 2006 and $12,136,000 as of December 31, 2007.

          Table 8 presents a detailed analysis of loans outstanding at December 31, 2003 through December 31, 2007.

TABLE 8

	Loan Portfolio

	December 31

(Dollar amounts in thousands)	2007	2006	2005	2004	2003

Real Estate loans	$352,050	$318,655	$302,813	$255,433	$214,588
Construction loans	57,362	37,094	26,243	28,997	48,610
Commercial loans	82,228	66,139	53,070	58,849	52,248
Consumer loans	3,636	3,279	3,420	2,589	2,551

Sub total	495,276	425,167	385,546	345,868	317,997
Net deferred loan fees	(64)	(728)	(948)	(1,628)	(1,784)

Total	$495,212	$424,439	$384,598	$344,240	$316,213

          The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2007.

TABLE 9

(Dollar amounts in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five Years	Total

Real Estate loans	$181,377	122,614	48,059	$352,050
Construction loans	29,553	19,978	7,831	57,362
Commercial loans	42,365	28,639	11,224	82,228
Consumer loans	1,874	1,266	496	3,636

Sub total	255,169	172,497	67,610	495,276
Net deferred loan fees	(33)	(22)	(9)	(64)

Total	$255,136	$172,475	$67,601	$495,212

With predetermined interest rates	$71,207	$48,137	$18,867	$138,211
With floating interest rates	$183,929	$124,338	$48,734	$357,001

Total	$255,136	$172,475	$67,601	$495,212

Investment Portfolio

          Investments at December 31, 2007 were $94,432,000, a decrease of $513,000 or 0.5% over 2006. At December 31, 2006 they were $94,945,000, a decrease of $18,518,000 or 16.3% over 2005. The decrease in investments in 2006 as compared to 2005 was achieved primarily through the sale of approximately $20,984,000 of investment securities during the fourth quarter of 2006. These proceeds were used to repay short term borrowings and to fund part of the increase in loans. Federal Home Loan Bank advances funded the remainder of the loan increase, and helped offset the decrease in deposits.

          Available funds are first used to fund Loans, then Investments, and the remainder is sold as Federal Funds. The primary source of funds is the deposit base. If more funds are needed, maturities from the Investment Portfolio may be used, as well as sales and calls, which accounts for the volume variances in Investments. The Bank’s investment portfolio is concentrated in U. S. Government Agencies and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2007:

TABLE 10

(Dollar amounts in thousands)	Due In One Year Or Less	Yield	After One Year Through Five Years	Yield	After Five Years Through Ten Years	Yield	Due After Ten Years	Yield	Fair Value	Maturity In Years	Average Yield

U. S. Government Agencies	$10,012	4.79%	$20,775	4.98%	—	—	$7,885	5.38%	$38,672	5.83	5.01%
States & Political Subdivisions	3,857	3.75%	25,589	3.67%	22,064	3.74%	1,250	3.87%	52,760	4.66	3.71%
Corporate Debt	3,000	5.21%	—	—	—	—	—	—	3,000	0.48	5.21%
Total	$16,869	4.63%	$46,364	4.26%	$22,064	3.74%	$9,135	5.17%	$94,432	5.01	4.29%

The following table shows the securities portfolio mix at December 31, 2007, 2006 and 2005.

TABLE 11

	Years Ended December 31,

	2007		2006		2005

(Dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government Agencies	$38,370	38,672	29,197	29,132	50,571	50,126
States & Political Subdivisions	52,357	52,760	59,693	59,761	56,208	56,028
Corporate Debt	2,999	3,000	3,984	3,974	5,918	5,864
Other Securities	0	0	2,078	2,078	1,445	1,445

Total	$93,726	94,432	94,952	94,945	114,142	113,463

Deposits

          The increase in average earning assets in 2007 was funded by increases in average deposits and from the Federal Home Loan Bank advances. During 2007, average deposits were $509,496,000, an increase of $18,916,000, or 3.9% over 2006. During 2006, average deposits were $490,580,000, an increase of $23,459,000, or 5.0% over 2005. In 2007, average interest-bearing deposits were $385,730,000, an increase of $17,107,000, or 4.6% over 2006. In 2006, average interest-bearing deposits were $368,623,000, an increase of $17,833,000, or 5.1% over 2005.

          The prime lending rate rose from 5.25% at the beginning of 2005 to 7.25% at the end of 2005 and 8.25% at the end of 2006. The rate did not change until September 18, 2007, when it dropped to 7.75%, followed by a decrease to 7.50% on October 31, 2007 and 7.25% on December 11, 2007. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.3% in 2005, 0.5% in 2006 and 0.7% in 2007. Money market deposit costs averaged 1.7% in 2005, 2.9% in 2006 and 3.4% in 2007. Savings rates averaged 0.3% in 2005, and 0.5% in 2006 and 2007. Finally, average interest on time certificates of deposit of $100,000 or more was 2.7% in 2005, 4.0% in 2006 and 4.9% in 2007. On certificates under $100,000, average rates were 2.5% in 2005, 3.1% in 2006 amd 3.7% in 2007.

          The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12

	Average Deposits and Average Rates paid for the period ending December 31,
	2007			2006			2005

(Dollar amounts in thousands)	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits

Deposits:
Interest-bearing demand	$59,491	0.7%	11.7%	$62,382	0.5%	12.7%	$57,478	0.3%	12.3%
Money market	136,672	3.4%	26.8	119,779	2.9%	24.4	110,488	1.7%	23.7
Savings	48,633	0.5%	9.5	53,965	0.5%	11.0	58,820	0.3%	12.6
Time deposits $100,000 or more	85,115	4.9%	16.7	73,061	4.0%	14.9	59,447	2.7%	12.7
Time deposits under $100,000	55,819	3.7%	11.0	59,436	3.1%	12.1	64,557	2.5%	13.8
									0.0
Total interest bearing deposits	$385,730	3.0%	75.7	$368,623	2.4%	75.1	$350,790	1.6%	75.1
Demand deposits	123,766	0.0%	24.3	121,957	0.0%	24.9	116,331	0.0%	24.9

Total deposits	$509,496	2.3%	100.0%	$490,580	1.8%	100.0%	$467,121	1.2%	100.0%

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13

	Analysis of Time Deposits of $100,000 or more at December 31, 2007
(Dollar amounts in thousands)
Total Deposits $100,000 or More	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months

81,169	35,005	21,029	21,657	3,478

Capital

          At December 31, 2007, shareholders’ equity of the Company was $66,545,000, an increase of $4,482,000 or 7.2% over 2006; at December 31, 2006, shareholders’ equity of the Company was $62,063,000, an increase of $6,820,000 or 12.3% over 2005. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,720,000 in 2007, $1,633,000 in 2006, and $1,542,000 in 2005.

          In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of “qualifying capital” to “risk-weighted assets”. Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the Company’s Tier 1 capital consists of common shareholders’ equity, though other instruments such as certain types of preferred stock can also be included in Tier 1 capital. Tier 2 capital consists of eligible reserves for possible loan losses and qualifying subordinated notes and debentures. Total capital is the sum of Tier 1 plus Tier 2 capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance sheet assets and off-balance sheet obligations.

          At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. This requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most other banks. Furthermore, in 1993, the FDIC began assessing risk-based deposit insurance assessments based on financial institutions’ capital resources and “management strength”, as mandated by the FDIC Improvement Act of 1991. To qualify for the lowest insurance premiums as indicated in the following table, “well-capitalized” financial institutions must maintain risk-based Tier 1 and total capital ratios of at least 6.0% and 10.0% respectively. “Well-capitalized” financial institutions must also maintain a leverage ratio equal to or exceeding 5.0%.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2007, 2006 and 2005 for the Bank.

TABLE 14

Risk-Based Capital Ratios	2007	2006	2005		Minimum “Well Capitalized” Requirements

Total Capital	11.42%	11.98%	11.56%	>	10.00%

Tier 1 Capital	10.47%	11.03%	10.64%	>	6.00%

Leverage ratios	9.84%	10.06%	9.47%	>	5.00%

Liquidity

          The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. Liquidity is a measure of the Company’s ability to convert assets into cash with minimum loss. Liquidity consists of cash and due from other banks accounts, including time deposits, federal funds sold, and Securities Available-for-Sale. The Company’s policy is to maintain a liquidity ratio of 10% or greater of total assets. As of December 31, 2007, the Company’s primary liquidity was 17.10%, compared to 20.98% in 2006 and 26.14% in 2005. During the fourth quarter of 2006, management of the Bank sold investment securities and used the sale proceeds to fund loan originations. This caused a significant decrease in the liquidity ratio for 2006. Total Liquid Assets were $110,182,000 in 2007, $121,967,000 in 2006, and $148,761,000 in 2005. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

          Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company’s average core deposits funded 61.6% of average total assets of $598,467,000 for the year ended December 31, 2007, 62.3% of average total assets of $575,116,000 for the year ended December 31, 2006, and 64.8% of average total assets of $529,741,000 for the year ended December 31, 2005.

          As of December 31, 2007, the Company had contractual obligations and other commercial commitments totaling approximately $221,594,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2007. These obligations and commitments will be funded primarily by loan repayments and the Company’s liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

TABLE 15

	Payments Due by Period
(Dollar amounts in thousands)
Contractual Obligations	Total	1 year or less	Over 1 to 3 years	Over 3 to 5 years	Over 5 years

Federal Home Loan Bank Advances	$66,000	$16,000	$50,000	—	—

Federal Funds Purchased	$5,595	$5,595	—	—	—

Operating Leases	$838	$453	$368	$17	—

Total Contractual Cash Obligations	$72,433	$22,048	$50,368	$17	—

	Amount of Commitment Expirations Per Period
(Dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	1 year or less	Over 1 to 3 years	Over 3 to 5 years	Over 5 years

Lines of Credit	$90,763	$70,247	$10,097	$8,027	$2,392

Standby Letters of Credit	3,157	3,057	—	100	—

Guarantees	—	—	—	—	—

Other Commercial Commitments	55,241	50,885	2,856	1,500	—

Total Commercial Commitments	$149,161	$124,189	$12,953	$9,627	$2,392

          The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate rose from 5.25% at the beginning of 2005 to 7.25% at the end of 2005 and 8.25% at the end of 2006. The rate decreased to 7.25% at the end of 2007. The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

          Ongoing management of the Company’s interest rate sensitivity limits interest rate risk by controlling the mix and maturity of assets and liabilities. Management regularly reviews the Company’s position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities.

Liability liquidity is provided by the Company’s ability to attract deposits. The primary source of liability liquidity is the Bank’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has federal fund borrowing facilities for a total of $70,000,000, a Federal Home Loan Bank line of credit of up to 25% of total assets, and a Federal Reserve Bank facility. Management believes the Company’s liquidity sources at December 31, 2007 are adequate to meet its operating needs in 2008 and into the foreseeable future.

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

TABLE 16

	Return on Equity and Assets (Key financial ratios are computed on average balances)

	Year Ended December 31,
	2007	2006	2005

Return on average assets	1.07%	1.32%	1.08%

Return on average equity	10.39%	12.86%	10.75%

Dividend payout ratio	25.69%	21.43%	26.92%

Average equity to assets ratio	10.31%	10.25%	10.06%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or “gaps” occur in the repricing of assets and liabilities within a given time period. A gap analysis is one method used to quantify such mismatches. A “positive” gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period. A “negative” gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

          In general, a financial institution with a positive gap in relevant time periods will benefit from an increase in market interest rates and will experience erosion in net interest income if such rates fall. Likewise, a financial institution with a negative gap in relevant time periods will normally benefit from a decrease in market interest rates and will be adversely affected by an increase in rates. By maintaining a balanced interest rate sensitivity position, where interest sensitive assets roughly equal interest sensitive liabilities in relevant time periods, interest rate risk can be limited.

A gap analysis utilizes management estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount within each time period reported. A gap analysis does not account for the fact that repricing of assets and liabilities can be discretionary and subject to competitive and other pressures.

Because of the limitations in the gap analysis discussed above, the Company believes that interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates, and will no longer use the Gap Analysis approach.

Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2007, using current discount rates, and an estimate of net interest income for 2008 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2007 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2007 and net interest income for 2008 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17

(Dollar amounts in thousands)	Market Risk in Securities Interest Rate Shock At December 31, 2007
Available for Sale securities
	Rates Decline			Rates Increase

Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$4,219	$2,529	$417	($1,246)	($3,198)
Change from current	$3,802	$2,112		($1,663)	($3,615)

(Dollar amounts in thousands)	Market Risk on Net Interest Income At December 31, 2007

	Rates Decline			Rates Increase

Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$26,397	$27,517	$28,633	$29,172	$29,710
Change from current	($2,236)	($1,116)		$539	$1,077

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary, (the Company) as of December 31, 2007 and 2006 and the related statements of earnings, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2007. We have also audited FNB Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FNB Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and subsidiary as of December 31, 2007 and 2006 and the results of its operations and cash flows for each of the three years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion FNB Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

As discussed in Notes 1 and 16 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard No. 123(R), “Share–Based Payments”.

Stockton, California
March 12, 2008

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollar amounts in thousands)	2007	2006

Assets
Cash and due from banks	$15,750	$18,297
Federal funds sold	—	8,725

Cash and cash equivalents	15,750	27,022

Securities available-for-sale	94,432	94,945
Loans, net	489,574	419,437
Bank premises, equipment & leasehold improvements	13,686	13,476
Other real estate owned	440	—
Goodwill	1,841	1,841
Accrued interest receivable & other assets	28,742	24,549

Total Assets	$644,465	$581,270

Liabilities & Stockholders’ Equity

Deposits:
Demand, noninterest bearing	$120,423	$123,884
Demand, interest bearing	61,215	60,378
Savings	181,276	162,915
Time	136,341	134,390

Total deposits	499,255	481,567

Federal Home Loan Bank advances	66,000	30,000
Federal funds purchased	5,595	—
Accrued expenses & other liabilities	7,070	7,640

Total liabilities	577,920	519,207

Commitments and contingencies (notes 9 and 13)

Stockholders’ equity:
Common stock, no par value: authorized 10,000,000 shares; issued and outstanding 2,965,000 and 2,853,000 shares on December 31, 2007 and 2006, respectively	42,858	39,824
Additional paid-in capital	231	141
Retained earnings	23,039	22,102
Accumulated other comprehensive income (loss)	417	(4)

Total stockholders’ equity	66,545	62,063

Total liabilities and stockholders’ equity	$644,465	$581,270

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended December 31, 2007, 2006 and 2005

(Amounts in thousands, except per share)	2007	2006	2005

Interest income:
Interest and fees on loans	$38,035	$31,898	$26,754
Interest and dividends on securities	1,733	2,576	2,173
Interest on tax-exempt securities	2,035	2,039	1,512
Federal funds sold	487	683	293

Total interest income	42,290	37,196	30,732
Interest expense:
Deposits	11,529	8,839	5,440
Federal Home Loan Bank advances	2,070	880	41
Fed funds purchased	58	102	52

Total interest expense	13,657	9,821	5,533

Net interest income	28,633	27,375	25,199
Provision for loan losses	690	683	628

Net interest income after provision for loan losses	27,943	26,692	24,571

Noninterest income:
Service charges	2,580	2,463	2,305
Credit card fees	778	839	856
Gain on sale of other equity securities	—	1,352	—
Gain on sale of other real estate owned	—	756	—
Gain (loss) on impairment and called investment securities	4	(11)	(101)
Other	938	860	781

Total noninterest income	4,300	6,259	3,841

Noninterest expense:
Salaries and employee benefits	12,778	12,300	11,344
Occupancy expense	1,975	1,728	1,444
Equipment expense	1,620	1,665	1,624
Professional fees	1,303	1,278	952
Telephone, postage, supplies	1,017	1,056	939
Advertising expense	942	770	710
Bankcard expense	708	797	802
Data processing expense	503	452	416
Surety insurance	502	479	555
Director expense	195	207	180
Other	1,639	1,028	1,289

Total noninterest expense	23,182	21,760	20,255

Earnings before income tax expense	9,061	11,191	8,157
Income tax expense	2,382	3,609	2,429

Net earnings	$6,679	$7,582	$5,728

Earnings per share data:
Basic	$2.23	$2.54	$1.93
Diluted	$2.21	$2.48	$1.89
Weighted average shares outstanding:
Basic	2,993	2,986	2,975
Diluted	3,027	3,056	3,034

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

			Additional		Accumulated other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
(Amounts in thousands)	Shares	Amount	capital	earnings	income(Loss)	income	Total

Balance at December 31, 2004	2,586	$31,365	$9	$20,689	$566		$52,629
Net earnings	—	—	—	5,728	—	5,728	5,728
Other comprehensive income:
Unrealized loss on securities, net of tax benefit of $671,000	—	—	—	—	(967)	(967)	(967)

Comprehensive income						$4,761

Cash dividends of $0.15 per share, quarterly	—	—	—	(1,535)	—		(1,535)
Stock dividend of 5%	128	4,043		(4,043)			—
Cash on fractional shares related to stock dividend				(7)			(7)
Stock-based compensation expense	—	—	10	—	—		10
Stock repurchased and retired	(21)	(765)	—	—	—		(765)
Stock options exercised	7	150	—	—	—		150

Balance at December 31, 2005	2,700	34,793	19	20,832	(401)		55,243
Net earnings				7,582		7,582	7,582
Other comprehensive income:
Unrealized gain on securities, net of tax provision of $276,000	—	—	—	—	397	397	397

Comprehensive income						$7,979

Cash dividends of $0.15 per share, quarterly	—	—	—	(1,625)	—		(1,625)
Stock dividend of 5%	136	4,679		(4,679)
Stock-based compensation expense	—	—	39	—	—		39
Cash on fractional shares related to stock dividend				(8)			(8)
Stock repurchased and retired	(2)	(73)	—	—	—		(73)
Stock options exercised, including tax benefit of $83,000	19	425	83	—	—		508

Balance at December 31, 2006	2,853	39,824	141	22,102	(4)		62,063
Net earnings				6,679		6,679	6,679
Other comprehensive income:
Unrealized gain on securities, net of tax provision of $292,000	—	—	—	—	421	421	421

Comprehensive income						$7,100

Cash dividends of $0.15 per share, quarterly	—	—	—	(1,716)	—		(1,716)
Stock dividend of 5%	141	4,022		(4,022)
Stock-based compensation expense	—	—	68	—	—		68
Cash on fractional shares related to stock dividend				(4)			(4)
Stock repurchased and retired	(46)	(1,334)	—	—	—		(1,334)
Stock options exercised, including tax benefit of $22,000	17	346	22	—	—		368

Balance at December 31, 2007	2,965	$42,858	$231	$23,039	$417		$66,545

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)	2007	2006	2005

Cash flows from operating activities:
Net earnings	$6,679	$7,582	$5,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,264	1,220	1,594
(Gain) loss on impairment and called investment securities	(4)	11	101
Gain on sale of other equity securities	—	(1,352)	—
Gain on sale of other real estate owned	—	(756)	—
Securities write-down	—	—	116
Stock-based compensation expense	68	39	10
Provision for loan losses	690	683	628
Deferred taxes	(306)	(7)	(181)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,806)	669	(5,149)
Accrued expenses and other liabilities	(861)	1,011	1,720

Net cash provided by operating activities	5,724	9,100	4,567

Cash flows from investing activities:
Proceeds from matured/called securities available-for-sale	37,159	65,092	31,207
Purchases of securities available-for-sale	(38,005)	(45,949)	(43,386)
Proceeds from sale of other real estate owned	—	3,356	—
Net (increase) decrease in loans	(71,267)	(40,069)	864
Proceeds from sales of bank premises, equipment, and leasehold improvements	—	541	156
Purchases of bank premises, equipment, and leasehold improvements	(1,479)	(3,172)	(1,733)
Cash and equivalents received in bank acquisition, net of cash paid	—	—	9,602

Net cash used in investing activities	(73,592)	(20,201)	(3,290)

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	15,736	(19,534)	16,215
Net increase (decrease) in time deposits	1,951	(6,443)	22,051
Increase in FHLB advances	36,000	30,000	—
Net increase (decrease) in federal funds purchased	5,595	—	(19,172)
Cash dividends paid	(1,720)	(1,633)	(1,542)
Exercise of stock options including tax benefit of $22,000 in 2007 and $83,000 in 2006	368	508	150
Repurchases of common stock	(1,334)	(73)	(765)

Net cash provided by financing activities	56,596	2,825	16,937

Net increase (decrease) in cash and cash equivalents	(11,272)	(8,276)	18,214

Cash and cash equivalents at beginning of year	27,022	35,298	17,084

Cash and cash equivalents at end of year	$15,750	$27,022	$35,298

Additional cash flow information:
Interest paid	$13,215	$9,533	$4,980
Income taxes paid	2,335	4,020	2,224
Noncash - stock dividend	4,022	4,679	4,043
Change in unrealized gain(loss) on available-for-sale securities	421	397	(967)
Loans transferred to Other Real Estate Owned	440	—	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

The Bank and the Company entered into an Agreement and Plan of Reorganization dated November 1, 2001 (the Plan of Reorganization), and the shareholders of the Bank approved the Plan of Reorganization at a Special Meeting of the Shareholders of the Bank held on February 27, 2002. The Plan of Reorganization was consummated on March 15, 2002. Each outstanding share of the common stock, par value $1.25 per share, of the Bank (other than any shares as to which dissenters’ rights of appraisal have been properly exercised) was converted into one share of the no par common stock of the Company, and the former holders of Bank common stock became the holders of all of the Company common stock. The change in capital structure has been included for all periods presented.

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

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $791,000 and $1,219,000 at December 31, 2007 and 2006, respectively.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(c)	Investment Securities

Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2007 or 2006. Available-for-sale securities are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

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
All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivatives at December 31, 2007 and 2006.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. Net interest written off in 2007 was not considered material (see Allowance for Loan Losses discussed in the Management Discussion and Analysis section).

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from First National Bank. First National Bank’s ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(i)	Stock Dividend

On December 5, 2007, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend resulting in approximately 143,227 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 14, 2007, to shareholders of record on November 30, 2007. The earnings per share data presented have been adjusted for this stock dividend.

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

Accounting for Income Tax Uncertainties

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had unrecognized tax benefits of $37,500 at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company believes that any penalty and interest penalties that may exist are not material and have not been accrued for.

(k)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 44,290 and 46,283 antidilutive shares in the years ended December 31, 2007 and 2006, respectively. There were no antidilutive shares in the year ended December 31, 2005.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

(Number of shares in thousands)	2007	2006	2005

Weighted average common shares outstanding-used in computing basic earnings per share	2,993	2,986	2,975
Dilutive effect of stock options outstanding, using the treasury stock method	34	70	59

Shares used in computing diluted earnings per share	3,027	3,056	3,034

(l)	Stock Option Plans

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123® “Share-Based Payment,” on a moodified basis. Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s five year vesting period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2007, 2006 and 2005.

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

The notes to financial statements include various estimated fair value information as of December 31, 2007 and 2006. Such information, which pertains to the Company financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptious, methodologies and subjective consideration, which vary widely among different financial institutions and which are subject to change.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(n)	Income Tax Credits

At December 31, 2007, the Bank had a $2,376,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to provide a constant effective yield over the period that tax credits are allocated to the Company. The effetive yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized or realizable.

(o)	Reclassifications
Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on net income or retained earnings.

(p)	Bank Owned Life Insurance

The Corporation purchased insurance on the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of income. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $9,617,000 and $7,267,000 at December 31, 2007 and 2006, respectively.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(q)	Federal Home Loan Bank Borrowings

The Bank maintains a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco. Under this line, the Bank may borrow on a short term or a long term (over one year) basis. FHLB advances are recorded and carried at their historical cost. FHLB advances are not transferable and may contain prepayment penalties.

(r)	Recently Iissued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation guides the accounting and reporting of income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of FIN 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the adoption of FIN 48, including estimated penalties and interest, was $35,000 and relates to the level of Enterprise Zone credits that have been claimed on filed California tax returns. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The statute of limitations for assessment of additional taxes on income for Federal income and California franchise tax purposes are closed years prior to 2004 and 2003, respectively.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement supplements other accounting pronouncements that require or permit fair value measurements. This Statement also expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. Statement No. 159 establishes a fair value option that allows an entity to designate individual financial assets and liabilities as fair value option instruments. Under the fair value option, the change in unrealized gains and losses created by the change in fair value of financial instruments shall be reported in an entity’s earnings for each reporting period. Additional disclosures regarding fair value for financial assets and liabilities accounting for under the fair value option are also required. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect this standard to have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) announced that it had revised Statement 141, Business Combinations, with 141(R). The revised Statement No. 141 was written to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer:

a)	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

b)	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

c)	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect this Standard to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Statement No. 160 clarifies reporting and disclosure requirements related to noncontrolling interest included in an entity’s consolidated financial statements. This Statement clarifies that noncontrolling interests are to be reported in the noncontrolling section of the balance sheet and requires net income to include amounts from both the parent and the noncontrolling interest. This Statement also requires the parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement is effective for fiscal years (and interim periods within those years), beginning on or after December 15, 2008. The Company will apply this Statement prospectively and does not expect the Statement to have a material impact on the Company’s financial statements.

(2)	Restricted Cash Balance

Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2007 and 2006, the Bank maintained deposits in excess of the FRB reserve requirement.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(3)	Securities Available-for-Sale
The amortized cost and carrying values of securities available-for-sale are as follows:

	Amortized	Unrealized	Unrealized	Carrying
(Dollar amounts in thousands)	cost	gains	losses	value

December 31, 2007:
Obligations of U.S. Government agencies	$38,370	$302	$—	$38,672
Obligations of states and political subdivisions	52,357	440	(37)	52,760
Corporate debt	2,999	2	(1)	3,000

	$93,726	$744	($38)	$94,432

December 31, 2006:
Obligations of U.S. Government agencies	$29,197	$2	($67)	$29,132
Obligations of states and political subdivisions	59,693	297	(229)	59,761
Corporate debt	3,984	—	(10)	3,974
Other securities	2,078	—	—	2,078

	$94,952	$299	($306)	$94,945

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2007 and December 31, 2006 follows.

		Less than		12 Months
		12 Months		or Longer		Total
December 31, 2007:		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$2,007	($13)	$8,486	($24)	$10,493	($37)
Corporate debt	996	(1)	—	—	996	(1)

Total	$3,003	($14)	$8,486	($24)	$11,489	($38)

		Less than		12 Months
		12 Months		or Longer		Total
At December 31, 2006:		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of U.S. government agencies	$14,708	($10)	$11,945	($57)	$26,653	($67)
Obligations of states and political subdivisions	7,053	(25)	22,009	(204)	29,062	(229)
Corporate debt	2,973	(3)	1,001	(7)	3,974	(10)

Total	$24,734	($38)	$34,955	($268)	$59,689	($306)

At December 31, 2007, a total of 27 securities make up the amount of securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earliest of forecasted recovery or the maturity of the underlying investment security.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The amortized cost and carrying value of debt securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
(Dollar amounts in thousands)	Cost	Value

Available-for-sale:
Due in one year or less	$16,839	16,869
Due after one through five years	46,019	46,364
Due after five years through ten years	21,847	22,064
Due after ten years	9,021	9,135

	$93,726	94,432

For the years ended December 31, 2007, 2006, and 2005, gross realized gains amounted to $4,000, $185,000, and $15,000, respectively. For the years ended December 31, 2007, 2006, and 2005, gross realized losses amounted to $0, $196,000, and $116,000, respectively.

At December 31, 2007 and 2006, securities with an amortized cost of $83,874,000 and $49,551,000, and fair value of $84,505,000 and $49,635,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

As of December 31, 2007 and 2006, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(4)	Loans, Net
Loans are summarized as follows at December 31:

(Dollar amounts in thousands)	2007	2006

Real Estate	$352,050	$318,655
Construction	57,362	37,094
Commercial	82,228	66,139
Consumer	3,636	3,279

Gross loans	495,276	425,167

Net deferred loan fees	(64)	(728)
Allowance for loan losses	(5,638)	(5,002)

Net loans	$489,574	$419,437

The Bank had total impaired loans of $12,158,000 and $2,628,000 at December 31, 2007 and 2006, respectively. The allowance for loan losses related to the impaired loans was $707,000 and $51,000 as of December 31, 2007 and 2006, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $11,451,000 and $2,577,000 as of December 31, 2007 and 2006. During 2007 and 2006, nonaccrual loans represented all impaired loans. The average recorded investment in impaired loans during 2007, 2006 and 2005 was $6,036,000, $610,000, and $1,205,000, respectively. Interest income on impaired loans of $69,000, $3,000, and $0, was recognized for cash payments received in 2007, 2006, and 2005, respectively. The amount of interest on impaired loans not collected in 2007, 2006 and 2005, was $547,000, $70,000, and $2,000, respectively.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(5)	Allowance for Loan Losses
Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

(Dollar amounts in thousands)	2007	2006	2005

Balance, beginning of year	5,002	4,374	3,133
Loans charged off	(80)	(59)	(110)
Recoveries	26	4	23

Net loans charged off	(54)	(55)	(87)

Provision for loan losses	690	683	628
Allowance acquired in business combination	—	—	700

Balance, end of year	5,638	5,002	4,374

(6)	Related Party Transactions

In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank’s policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2007 and 2006:

(Dollar amounts in thousands)	2007	2006

Balance, beginning of year	$3,521	$3,918
Additions	7,706	3,354
Repayments	853	3,751

Balance, end of year	$10,374	$3,521

(7)	Bank Premises, Equipment, and Leasehold Improvements
Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2007	2006

Buildings	$9,032	8,619
Equipment	8,667	10,226
Leasehold improvements	1,010	1,093

	18,709	19,938
Accumulated depreciation and amortization	(9,437)	(10,876)

	9,272	9,062
Land	4,414	4,414

	$13,686	13,476

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $1,270,000, $1,183,000, and $1,163,000, respectively.

(8)	Deposits
The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $81,169,000 and $77,039,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of all time certificates are as follows:

(Dollar amounts in thousands)

Year ending December 31:
2008	$122,931
2009	6,035
2010	7,375

$136,341

(9)	Federal home Loan Bank Advances

As of December 31, 2007, these consisted of $36,000,000 in short-term advances due in one year or less, and $30,000,000 in long-term advances due in over one to three years. The interest rate on total advances ranged from 3.82% to 5.57% at year end December 31, 2007. As of December 31, 2006, the short-term advances consisted of $10,000,000 due in one year or less, and in long-term advances of $20,000,000 due in over one to three years. The interest rate on total advances ranged from 5.57% to 5.59% at year end December 31, 2006. Average Federal Home loan Bank advances were $39,482,000 and $15,863,000 in 2007 and 2006, respectively. Weighted average rates were 5.24% and 5.55% in 2007 and 2006, respectively. The maximum amount borrowed during 2007 and 2006 was $66,000,000 and $30,000,000, respectively. At December 31, 2007, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $193,337,000, of which $127,337,000 was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement by a pledge of FHLB stock nad certain other qualifying collateral, such as commercial and mortgage loans.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(10)	Commitments and Contingencies

The Bank leases a portion of its facilities and equipment under noncancelable operating leases expiring at various dates through 2011. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

The minimum rental commitments under the operating leases as of December 31, 2007 are as follows:

(Dollars in thousands)

Year ending December 31:
2008	$440
2009	250
2010	77
2011	13

$780

Total rent expense for operating leases was $591,000, $554,000 and $401,000, in 2007, 2006, and 2005, respectively.

The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect on the Bank’s financial statements.

(11)	Bank Savings Plan

The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the First National Bank Savings Plan (the Plan). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank’s contribution is discretionary. The Bank’s contribution to the Plan for the years ended December 31, 2007, 2006, and 2005 was $600,000, $602,000, and $626,000, respectively.

(12)	Salary Continuation and Deferred Compensation Plans

The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2007, 2006, and 2005 was $181,000, $239,000, and $325,000, respectively. Accrued compensation payable under the salary continuation plan totaled $2,010,000 and $1,959,000 at December 31, 2007 and 2006, respectively.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2007 and 2006, the related liability included in accrued expenses and other liabilities was $1,715,000 and $1,935,000, respectively.

(13)	Income Taxes
The provision for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2007	2006	2005

Current:
Federal	$1,961	$2,789	$2,223
State	727	827	387

	$2,688	$3,616	$2,610

Deferred:
Federal	$(252)	$(69)	$(207)
State	(54)	62	26

	(306)	(7)	(181)

	$2,382	$3,609	$2,429

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2007	2006	2005

Statutory rates	34.0%	34.0%	34.0%

Increase (decrease) resulting from:
Income tax exempt for federal purposes	(6.8)	(6.1)	(7.1)
State taxes on income, net of federal benefit	4.9	5.2	3.3
Benefits from low income housing credits	(4.8)	(1.3)	(1.1)
Other, net	(1.0)	0.4	0.6

Effective tax rate	26.3%	32.2%	29.7%

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, and 2006 and 2005

The tax effect of temporary differences giving rise to the Bank’s net deferred tax asset is as follows:

	December 31,

(Dollar amounts in thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$2,463	$2,123
Accrued salaries and officers compensation	1,423	1,469
Capitalized interest on buildings	25	27
Expenses accrued on books, not yet deductible in tax return	706	591
Depreciation	586	572
Net operating loss carryforward	1,046	1,236
Unrealized loss on available-for-sale securities	0	3

Total deferred tax assets	6,249	6,021

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$292	$—
State income taxes	405	379
Core deposit intangible	374	453
Expenses and credits deducted on tax return, not books	14	37

Total deferred tax liabilities	1,085	869

Net deferred tax asset (included in other assets)	$5,164	$5,152

As of December 31, 2007, the Bank had no state tax credit carryforwards for income tax purposes as these were all used during 2005. Accordingly, there is no valuation allowance as of December 31, 2007 or 2006. Additionally, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. The Bank has net operating loss carryforwards resulting from the acquisition of Sequoia National Bank which expire from December 31, 2009 through December 31, 2020, for a total balance of $3,078,425.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences.

(14)	Financial Instruments

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

The Bank’s exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank’s credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer’s creditworthiness through ongoing credit reviews. The Bank generally requires collateral or other security to support commitments to extend credit. The following table provides summary information on financial institutions whose contract amounts represent credit risk as of December 31:

	December 31

(Dollars amounts in thousands)	2007	2006

Financial instruments whose contract amounts represent credit risk:
Undisbursed loan commitments	$70,116	$60,591
Lines of credit	72,211	72,311
Mastercard lines	3,677	2,968
Standby letters of credit	3,157	1,351

	$149,161	$137,221

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial and residential properties.

Equity reserve and unused credit card lines are additional commitments to extend credit. Many of these customers are not expected to draw down their total lines of credit, and therefore, the total contract amount of these lines does not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2007, there were $2,200,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2007 there were $957,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2008.

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

December 31, 2007, 2006 and 2005

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

Fair values for the company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

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

(f)	Federal Funds Sold/Purchased
The carrying amount of federal funds sold/purchased approximates their fair values.

(g)	Federal Home Loan Bank Advances

The fair values of FHLB advances were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.

(h)	Bank Owned Life Insurance
The carrying amount is the cash surrender value for all policies.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2007:

(Dollar amounts in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	15,750	15,750
Securities available for sale	94,432	94,432
Loans, net	489,574	507,981
Bank owned life insurance	9,617	9,617

Financial liabilities:
Deposits	499,255	499,719
Federal Home Loan Bank advances	66,000	66,783

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	987

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2006:

(Dollar amounts in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	27,022	27,022
Securities available for sale	94,945	94,945
Loans, net	419,437	428,195
Bank owned life insurance	7,267	7,267

Financial liabilities:
Deposits	481,567	481,785
Federal Home Loan Bank advances	30,000	30,323

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, and standby letters of credit	—	936

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The carrying amounts of loans include $11,465,000 and $2,628,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2007 and 2006, respectively. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns. The following aggregate information is provided at December 31, about the contractual provisions of these loans:

(Dollars amounts in thousands)	2007	2006

Aggregate carrying amount	$11,465	$2,628
Effective rate	9.67%	9.61%
Average term to maturity	16 months	7 months

(15)	Significant Group Concentrations of Credit Risk

Most of the Bank’s business activity is with customers located within San Mateo and San Francisco counties. Generally, the loans are secured by assets of the borrowers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Bank does not have significant concentrations of loans to any one industry.

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

(16)	Regulatory matters

The Company, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The consolidated actual capital amounts and ratios of FNB Bancorp and Subsidiary are also presented in the following table:

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
	Actual		purposes			action provisions

(Dollar amounts in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2007:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$69,455	11.47%	48,443		8.00%	60,533		n/a
Bank	$69,129	11.42%	48,443	≥	8.00%	60,533	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$63,707	10.52%	24,221		4.00%	36,321		n/a
Bank	$63,381	10.47%	24,221		4.00%	36,321		6.00%

Tier 1 capital (to total average assets)
Consolidated Company	$63,707	9.89%	25,757		4.00%	32,206		n/a
Bank	$63,381	9.84%	25,757		4.00%	32,206		5.00%

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
	Actual		purposes			action provisions

(Dollar amounts in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2006:
Total risk-based capital (to risk weighted assets)
Consolidated Company	64,297	12.00%	42,855		8.00%	53,569		n/a
Bank	64,176	11.98%	42,855	≥	8.00%	53,569	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	59,216	11.05%	21,431		4.00%	32,146		n/a
Bank	59,095	11.03%	21,431		4.00%	32,146		6.00%

Tier 1 capital (to total average assets)
Consolidated Company	59,216	10.08%	23,497		4.00%	29,371		n/a
Bank	59,095	10.06%	23,497		4.00%	29,371		5.00%

(17)	(Stock Option Plans

In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan known as the 2002 FNB Bancorp Plan. The Plans allow the Company to grant options to employees of up to 378,600 shares, which includes the effect of stock dividends of common stock. Options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. The options exercise price is the fair value of the options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2007, December 31 2006 and December 31, 2005 was $68,000, $39,000 and $10,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $3,000 for 2007, but under $1,000 for 2006 and 2005.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $62,000 under the 2002 Plan and $96,000 under the 1997 Plan.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The total intrinsic value of options exercised during the year ended December 31, 2006 was $60,000 under the 2002 Plan and $203,000 under the 1997 Plan.

The total intrinsic value of options exercised during the year ended December 31, 2005 was $12,000 under the 2002 Plan and $63,000 under the 1997 Plan.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2007 was $304,000, and the weighted average period it will be amortized over is 2.4 years.

The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2007; dividend yield of 1.97% for the year; risk-free interest rate of 5.11%; expected volatility of 11.32%; expected life of 6.4 years; and weighted average fair value of $5.82. The assumptions for grants in 2006; dividend yield of 6.66% for the year; risk-free interest rate of 5.19%; expected volatility of 10%; expected life of 6.5 years; and weighted average fair value of $1.50. The assumptions used for grants in 2005; dividend yield of 6.98% for the year; risk-free interest rate of 3.91%; expected volatility of 10%; expected life of 5.0 years; and weighted average fair value of $0.75.

A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2007 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)

Outstanding at January 1, 2007	205,877	$25.53
Granted	32,743	$29.05
Exercised	(8,323)	$21.14
Forfeited or expired	(14,571)	$25.87

Outstanding at December 31, 2007	215,726	$26.21	6.9	$286
Exercisable at December 31, 2007	113,222	$24.06	6.1	$251

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The following supplemental information applies to the three years ended December 31:

	2007	2006	2005

Options outstanding	215,726	205,877	170,732
Range of exercise prices	$19.59-$32.88	$19.59-$32.88	$19.59-$26.73
Weighted average remaining contractual life	6.9	7.6	8.0
Fully vested options	113,222	77,784	51,573
Weighted average exercise price	$26.21	$22.76	$21.76
Aggregate intrinsic value	$286,000	$670,000	$1,177,000
Weighted average remaining contractual life (in years)	6.1	6.7	7.2

A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2007, and changes during the year then ended is presented below.

			Weighted-
			Average
1997 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)

Outstanding at January 1, 2007	61,797	$18.01
Granted	22,470	$29.05
Exercised	(9,288)	$18.34
Forfeited or expired	(923)	$17.54

Outstanding at December 31, 2007	74,056	$21.33	4.4	$337
Exercisable at December 31, 2007	51,586	$17.96	2.3	$337

The following supplemental information applies to the three years ended December 31:

	2007	2006	2005

Options outstanding	74,056	61,797	75,783
Range of exercise prices	$17.01-$29.05	$17.01-$19.65	$17.01-$19.65
Weighted average remaining contractual life	4.4	3.2	4.1
Fully vested options	51,586	58,849	67,205
Weighted average exercise price	$21.33	$18.02	$18.01
Aggregate intrinsic value	$337,000	$799,000	$1,271,000
Weighted average remaining contractual life (in years)	2.3	3.2	4.0

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(18)	Quarterly Data (Unaudited)

(Dollars in thousands)	First	Second	Third	Fourth

2007:
Interest income	$9,904	10,654	10,881	10,851
Interest expense	3,086	3,429	3,531	3,611

Net interest income	6,818	7,225	7,350	7,240
Provision for loan losses	150	180	180	180

Net interest income, after provision for loan losses	6,668	7,045	7,170	7,060

Non-interest income	1,004	1,142	1,093	1,061
Non-interest expense	5,758	5,808	5,761	5,855

Income before income taxes	1,914	2,379	2,502	2,266
Provision for income taxes	455	652	707	568

Net earnings	$1,459	1,727	1,795	1,698

Basic earnings per share	$0.49	0.58	0.60	0.57
Diluted earnings per share	$0.48	0.57	0.59	0.57

(Dollars in thousands)	First	Second	Third	Fourth

2006:
Interest income	$8,837	8,928	9,502	9,929
Interest expense	1,951	2,168	2,786	2,916

Net interest income	6,886	6,760	6,716	7,013
Provision for loan losses	193	163	163	164

Net interest income, after provision for loan losses	6,693	6,597	6,553	6,849

Non-interest income	2,316	1,827	1,046	1,070
Non-interest expense	5,486	5,303	5,346	5,625

Income before income taxes	3,523	3,121	2,253	2,294
Provision for income taxes	1,075	1,012	787	735

Net earnings	$2,448	2,109	1,466	1,559

Basic earnings per share	0.82	0.71	0.49	0.52
Diluted earnings per share	0.80	0.69	0.48	0.51

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(19)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

	Condensed balance sheets
FNB Bancorp
(Dollars in thousands)	2007	2006

Assets:
Cash and due from banks	$55	37
Investments in subsidiary	66,473	61,942
Income tax receivable from subsidiary	17	83
Other assets	10	1

Total assets	$66,555	62,063

Liabilities:
Other liabilities	$10	—

Total liabilities	10	—
Stockholders’equity	66,545	62,063

Total liabilities and stockholders’ equity	$66,555	62,063

	Condensed statements of income
FNB Bancorp
(Dollars in thousands)	2007	2006	2005

Income:
Dividends from subsidiary	$2,636	1,172	2,269

Total income	2,636	1,172	2,269

Expense:
Other expense	72	27	17

Total expense	72	27	17

Income before income taxes and equity in undistributed earnings of subsidiary	2,564	1,145	2,252
Income tax expense (credit)	(4)	1	—

Income before equity in undistributed earnings of subsidiary	2,568	1,144	2,252
Equity in undistributed earnings of subsidiary	4,111	6,438	3,476

Net earnings	$6,679	7,582	5,728

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

	Condensed statement of cash flows
FNB Bancorp
(Dollars in thousands)	2007	2006	2005

Net earnings	$6,679	7,582	5,728
Income tax receivable from subsidiary	66	(83)	—
Change in other assets	(8)	(1)	—
Change in other liabilities	10	(10)	(309)
Undistributed earnings of subsidiary	(4,111)	(6,438)	(3,476)
Stock-based compensation expense	68	122	10

Cash flows from operating activities	2,704	1,172	1,953

Increase in investment in subsidiary	—	—	—

Cash flows used in investing activities	—	—	—

Proceeds from exercise of common stock options	368	425	150
Dividends paid	(1,720)	(1,633)	(1,542)
Repurchases of common stock	(1,334)	(73)	(765)

Cash flows provided by financing activities	(2,686)	(1,281)	(2,157)

Net (increase) decrease in cash	18	(109)	(204)
Cash, beginning of year	37	146	350

Cash, end of year	$55	37	146

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

          Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company, and

c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2007.

Moss Adams LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8, “Financial Statements and Supplementary Data,” has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting. This report appears as part of the Report of Independent Registered Public Accounting Firm under said Item 8 of this Annual Report and is incorporated here by reference.

Date: March 12, 2008

/s/ Thomas C. McGraw	/s/ David A. Curtis

Thomas C. McGraw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

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

2.2

Acquisition Agreement dated November 5, 2004, signed among First National Bank of Northern California, Sequoia National Bank and Hemisphere National Bank (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2004)

2.3

First Addendum to Acquisition Agreement, dated December 13, 2004, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2004)

2.4

Second Addendum to Acquisition Agreement, dated as of April 15, 2005, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by Reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K Filed with the Commission on May 2, 2005)

	**3.1	Articles of Incorporation of FNB Bancorp.

	**3.2	Bylaws of FNB Bancorp.

	**4.1	Specimen of the Registrant’s common stock certificate.

	**10.1	Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California.

	**10.2	Lease agreement dated June 8, 1999, as amended, for Linda Mar Branch Office of First National Bank of Nortern California at Linda Mar Shopping Center, Pacifica, California.

**10.3	Lease agreement dated August 21, 1996, as amended, for the Flower Mart facility of First National Bank of Northern California at 640 Brannan Street, Suite 102, San Francisco, California.

**10.4	(deleted)

**10.5	(deleted)

**10.6	First National Bank of Northern California 1997 Stock Option Plan.*

**10.7	Form of Nonstatutory Stock Option Agreement under the First National Bank of Northern California 1997 Stock Option Plan.*

**10.8(a)	Form of Incentive Stock Option Agreement under the First National Bank of Northern California 1997 Stock Option Plan.*

**10.8(b)	Form of Incentive Stock Option Agreement (Standard Provisions under the First National Bank of Northern California 1997 Stock Option Plan.*

**10.9	First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

**10.10	First National Bank Deferred Compensation Plan dated November 1, 1997.*

**10.11	Salary Continuation Agreement between First National Bank of Northern California And Michael R. Wyman, dated December 20, 1996.*

**10.12	Salary Continuation Agreement between First National Bank of Northern California And Paul B. Hogan dated December 20, 1996.*

**10.13	Salary Continuation Agreement between First National Bank of Northern California And James B. Ramsey, dated December 23, 1999.*

**10.14	Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

**10.15	(deleted)

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

10.27

Salary Continuation Agreement and Split-Dollar Agreement for Jim D. Black (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004)*

10.28

Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004)*

10.29

Amended and Restated Salary Continuation Agreement and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004)*

*******10.30

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

10.32	Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company’s Current Report on 10-K filed with the Commission on July 26, 2006).

10.33

Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006) .

10.34

Amendment to Amended and Restated Salary Continuation Agreement for James B. Ramsey (incorporated by reference from Exhibit 99.39 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

********10.35	Lease Agreement dated February 3, 2006, for warehouse facility of First National Bank of Northern California.

10.36	First National Bank Deferred Compensation Plan dated December 1, 2007.*

10.37	Amendment No. 5 to the First National Bank Profit Sharing and 401(k) Plan dated December 1, 2007.*

10.38

Executive Supplemental Compensation Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

10.39

Split-Dollar Life Insurance Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California.

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (principal financial officer)

32.0	Section 1350 Certifications

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Registration Statement on Form S-4 (No. 333-74954) filed with the Commission on December 12, 2001.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March , 2008.

An Annual Report for the fiscal year ended December 31, 2007, and Notice of Annual Meeting and Proxy Statement for the Company’s 2008 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 12, 2008	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Wyman	Chairman of the Board	March 12, 2008
of Directors
Michael R. Wyman

/s/ Thomas C. McGraw	Director, Chief Executive	March 12, 2008
Officer and Secretary
Thomas C. McGraw

/s/ David A. Curtis	Senior Vice President	March 12, 2008
and Chief Financial Officer
David A. Curtis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Merrie Turner Lightner	Director	March 12, 2008

Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 12, 2008

Michael Pacelli

/s/ Edward J. Watson	Director	March 12, 2008

Edward J. Watson

/s/ Lisa Angelot	Director	March 12, 2008

Lisa Angelot

/s/ Jim D. Black	Director and President	March 12, 2008

Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 12, 2008
Vice President and Chief
Anthony J. Clifford	Operating Officer