Form 10-K/A
period 2007-12-31
FNB BANCORP/CA/
filed 2008-03-17
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Page 1 of 96 pages

EXPLANATORY NOTE

This Form 10-K/A amends our report on Form 10-K for the fiscal year ended December 31, 2007 solely for the purpose of amending and correcting the Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1 to Form 10-K for the fiscal year ended December 31, 2007, to include the words “and effectiveness of internal controls over financial reporting”. These words were inserted just before “appearing in this Annual Report on 10-K of FNB Bancorp for the year ended December 31, 2007.”

Except as described above, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K for the fiscal year ended December 31, 2007. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-K/A is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the original filing of the Form 10-K on March 13, 2008.

FNB BANCORP

Unless the context otherwise requires, all references to this Annual Report on Form 10-K/A to “the Company” refer to FNB Bancorp and its subsidiary, first National Bank of Northern California.

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

10.32	Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company’s Current Report on 10-K filed with the Commission on July 26, 2006)*

10.33

Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)* .

10.34

Amendment to Amended and Restated Salary Continuation Agreement for James B. Ramsey (incorporated by reference from Exhibit 99.39 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

10.35

Lease Agreement dated February 3, 2006, for warehouse facility of First National Bank of Northern California. (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K filed with the Commission on March 13, 2008)

10.36

First National Bank Deferred Compensation Plan dated December 1, 2007. (incorporated by reference from Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the Commission on March 13, 2008)*

10.37

Amendment No. 5 to the First National Bank Profit Sharing and 401(k) Plan dated December 1, 2007. (incorporated by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the Commission on March 13, 2008)*

10.38

Executive Supplemental Compensation Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

10.39

Split-Dollar Life Insurance Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

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

FNB BANCORP

Dated: March 17, 2008	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Wyman	Chairman of the Board	March 17, 2008
of Directors
Michael R. Wyman

/s/ Thomas C. McGraw	Director, Chief Executive	March 17, 2008
Officer and Secretary
Thomas C. McGraw

/s/ David A. Curtis	Senior Vice President	March 17, 2008
and Chief Financial Officer
David A. Curtis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Merrie Turner Lightner	Director	March 17, 2008

Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 17, 2008

Michael Pacelli

/s/ Edward J. Watson	Director	March 17, 2008

Edward J. Watson

/s/ Lisa Angelot	Director	March 17, 2008

Lisa Angelot

/s/ Jim D. Black	Director and President	March 17, 2008

Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 17, 2008
Vice President and Chief
Anthony J. Clifford	Operating Officer