Form 10-Q
period 2008-03-31
FNB BANCORP/CA/
filed 2008-05-09
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

FNB BANCORP
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation)

000-49693	92-2115369
(Commission File Number)	(IRS Employer Identification No.)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 588-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 4, 2008: 2,965,717 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
(Dollar amounts in thousands)

ASSETS
Cash and due from banks	$20,214	$15,750
Federal funds sold	1,885	—

Cash and equivalents	22,099	15,750

Securities available-for-sale	87,107	94,432
Loans, net	491,400	489,574
Bank premises, equipment, and leasehold improvements	13,880	13,686
Other real estate owned	3,955	440
Goodwill	1,841	1,841
Accrued interest receivable and other assets	29,262	28,742

Total assets	$649,544	$644,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand, noninterest bearing	120,140	120,423
Demand, interest bearing	63,017	61,215
Savings and money market	183,460	181,276
Time	133,062	136,341

Total deposits	499,679	499,255

Federal Home Loan Bank advances	75,000	66,000
Federal funds purchased	─	5,595
Accrued expenses and other liabilities	7,794	7,070

Total liabilities	582,473	577,920

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 2,963,000 shares on at March 31, 2008 and 2,965,000 shares at December 31, 2007	42,785	42,858
Additional paid-in capital	255	231
Retained earnings	23,035	23,039
Accumulated other comprehensive income	996	417

Total stockholders’ equity	67,071	66,545

Total liabilities and stockholders’ equity	$649,544	$644,465

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31,

	2008	2007

Interest income:
Interest and fees on loans	$9,389	$8,741
Interest on taxable securities	513	368
Interest on tax-exempt securities	428	525
Federal funds sold	41	270

Total interest income	10,371	9,904

Interest expense:
Deposits	2,456	2,672
FHLB advances	852	413
Federal funds purchased	14	1

Total interest expense	3,322	3,086

Net interest income	7,049	6,818
Provision for loan losses	990	150

Net interest income after provision for loan losses	6,059	6,668

Noninterest income:
Service charges	702	612
Credit card fees	164	199
Gain on sale of securities	138	—
Other income	257	193

Total noninterest income	1,261	1,004

Noninterest expense:
Salaries and employee benefits	3,517	3,225
Occupancy expense	515	449
Equipment expense	475	381
Professional fees	259	386
Telephone, postage and supplies	232	291
Bankcard expenses	153	179
Other expense	1,026	847

Total noninterest expense	6,177	5,758

Earnings before income tax expense	1,143	1,914
Income tax expense	256	455

NET EARNINGS	$887	$1,459

Earnings per share data:
Basic	$0.30	$0.49

Diluted	$0.30	$0.48

Weighted average shares outstanding:
Basic	2,966	2,985

Diluted	2,975	3,037

          See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended March 31,

	2008	2007

Net earnings	$887	$1,459
Unrealized gain on AFS securities	579	31

Total comprehensive income	$1,466	$1,490

          See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended March 31

	2008	2007

Cash flow from operating activities:
Net earnings	$887	$1,459
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of securities available-for-sale	(138)	—
Depreciation, amortization and accretion	396	273
Stock-based compensation expense	24	8
Provision for loan losses	990	150
Changes in assets and liabilities:
Accrued interest receivable and other assets	(520)	(1,480)
Accrued expenses and other liabilities	(124)	(344)

Net cash provided by operating activities	1,515	66

Cash flows from investing activities
Purchase of securities available-for-sale	(11,816)	(10,964)
Proceeds from matured/called/sold securities available-for-sale	20,253	13,220
Net increase in loans	(6,331)	(21,200)
Purchases of bank premises, equipment, leasehold improvements	(582)	(535)

Net cash provided by investing activities	1,524	(19,479)

Cash flows from financing activities
Net increase in demand and savings deposits	3,703	23,555
Net increase (decrease) in time deposits	(3,279)	9,415
Net increase in Federal Home Loan Bank advances	9,000	—
Net decrease in federal funds purchased	(5,595)	—
Dividends paid	(446)	(428)
Issuance of common stock	39	—
Repurchases of common stock	(112)	—

Net cash provided by financing activities	3,310	32,542

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,349	13,129

Cash and cash equivalents at beginning of period	15,750	27,022

Cash and cash equivalents at end of period	$22,099	$40,151

Additional cash flow information
Interest paid	3,351	2,964
Income taxes paid	155	—

Non-cash investing and financing activities:
Accrued dividends	445	427
Change in unrealized gain (loss) in available for-sale securities	579	31
Loans transferred to Other Real Estate Owned	3,515	—

          See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007.

          Results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE B – EARNINGS PER SHARE CALCULATION

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

          Earnings per share have been computed based on the following (dollars in thousands):

(Dollar amounts in thousands)	Three months ended March 31,

	2008	2007

Net earnings	$887	$1,459

Average number of shares outstanding	2,966,000	2,985,000
Effect of dilutive options	9,000	52,000
Average number of shares outstanding used to calculate diluted earnings per share	2,975,000	3,037,000

174,738 and 43,316 antidilutive options were excluded in the 2008 and 2007 computations, respectively.

NOTE C – COMPREHENSIVE INCOME

          Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended March 31, 2008 was $1,466,000 compared to $1,490,000 for the three months ended March 31, 2007.

NOTE D – FAIR VALUE

          Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a disclosure framework that quantifies fair value estimates by the level of pricing precision utilized in measuring financial instruments, impaired loans and Other Real Estate Owned properties at fair value. The degree of judgment utilized in measuring the fair value of assets generally correlates to the level of pricing precision. Financial instruments rarely traded or not quoted will generally have a higher degree of judgment utilized in measuring fair value. Pricing precision is impacted by a number of factors including the type of asset, the availability of the asset, the market demand for the asset, and other conditions that were considered at the time of the valuation. See “Fair Value Measurements” for additional information about the level of pricing transparency associated with the financial instruments carried at fair value.

          Fair Value Measurement. The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2008, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

          Loans. The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, the Bank held no impaired loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3.

          Goodwill and Premium on Purchased Deposits. Goodwill and premium on purchased deposits are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Bank classifies goodwill and premium on purchased deposits subjected to nonrecurring fair value adjustments as Level 3. As of March 31, 2008, there were no impairments of goodwill or the premium on purchased deposits.

The following table presents the recorded amount of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at March 31, 2008, Using

Description	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$87,107	$—	$87,107	$—

Total assets measured at fair value	$87,107	$—	$87,107	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale Securities – Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

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

          Possible Adverse Changes in National Economic Conditions and Federal Reserve Board Monetary Policies. Changes in national economic policies, such as increases in inflation or declines in economic output often prompt changes in Federal Open Market Committee (“FOMC”) monetary policies that could reduce interest income or increase the cost of funds to the Company, either of which could result in reduced earnings.

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

          Provision for Income Taxes

          The Company is subject to income tax laws of the United States, its states, and municipalities in which it operates. The Company considers its income tax provision methodology to be critical, as the determination of current and deferred taxes based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state tax authorities.

          Recent Accounting Pronouncements

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

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this Standard to have a material impact on the Company’s financial statements.

          Earnings Analysis

          Net earnings for the quarter ended March 31, 2008 were $887,000, compared to net earnings of $1,459,000 for the quarter ended March 31, 2007, a decrease of $572,000, or 39.2%. Earnings before income tax expense for the quarter ended March 31, 2008 were $1,143,000, compared to $1,914,000 for the quarter ended March 31, 2007, a decrease of $771,000, or 40.3%.

          Net interest income for the quarter ended March 31, 2008 was $7,049,000, compared to $6,818,000 for the quarter ended March 31, 2007, an increase of $231,000, or 3.39%. Beginning in September of 2007, the Federal Open Market Committee (“FOMC”) began a series of significant reductions in the intended federal funds rate. Beginning in September 2007 and continuing through March 2008, the FOMC reduced the intended federal funds rate six times, for a total reduction of 300 basis points to a target of 2.25% as of March 31, 2008. This significant reduction in short term rates has negatively affected the Company’s net interest margin. The rate of decrease in the rates paid for interest bearing liabilities has not kept pace with the rate of decrease in rates earned on interest earning assets during the first quarter of 2008, effectively causing a rate related drop in net interest income compared to the same period in 2007.

          Basic earnings per share were $0.30 for the first quarter of 2008 compared to $0.49 for the first quarter of 2007. Diluted earnings per share were $0.30 for the first quarter of 2008 compared to $0.48 for the first quarter of 2007.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007.

TABLE 1		NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,

	2008			2007

(Dollar amounts In thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$501,831	$9,389	7.52%	$429,405	$8,741	8.26%
Taxable securities (3)	40,405	515	5.13%	31,351	368	4.76%
Nontaxable securities (3)	47,408	557	4.73%	59,041	683	4.69%
Federal funds sold	4,979	41	3.31%	20,683	270	5.29%

Total interest earning assets	$594,623	$10,502	7.10%	$540,480	$10,062	7.55%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$16,922			$18,043
Premises and equipment	13,928			13,700
Other assets	27,003			23,803

Total noninterest earning assets	$57,853			$55,546

TOTAL ASSETS	$652,476			$596,026

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$60,154	($99)	0.66%	$60,911	($103)	0.69%
Money market	138,120	(961)	2.80%	120,075	(965)	3.26%
Savings	45,715	(31)	0.27%	50,469	(65)	0.52%
Time deposits	134,479	(1,365)	4.08%	141,109	(1,539)	4.42%
FederalHome Loan Bank advances	77,643	(852)	4.41%	30,000	(413)	5.58%
Federal funds purchased	1,468	(14)	3.84%	100	(1)	4.06%

Total interest bearing liabilities	$457,579	($3,322)	2.92%	$402,664	($3,086)	3.11%

NONINTEREST BEARING LIABILITIES:
Demand deposits	118,251			122,530
Other liabilities	8,899			8,240

Total noninterest bearing liabilities	$127,150			$130,770

TOTAL LIABILITIES	$584,729			$533,434
Stockholders’ equity	$67,747			$62,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$652,476			$596,026

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,180	4.86%		$6,976	5.23%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $403,000 and $376,000 for the quarters ended March 31, 2008 and 2007, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $129,000 and $158,000 for the quarters ended March 31, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $2,000 and $0 in the quarters ended March 31, 2008 and 2007, respectively. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the taxable investment securities portfolio were created by Freddie Mac Preferred stock.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

          Table 1, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2008 and 2007. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2008, average loans outstanding represented 84.4% of average earning assets. For the quarter ended March 31, 2007, they represented 79.4% of average earning assets. The Company achieved significant loan growth during all of 2007 in the Commerciall Real Estate, Construction and Commercial loan segments of the loan portfolio.

          The taxable equivalent yield on average interest earning assets for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 decreased from 7.55% to 7.10%, or 42 basis points. Although average loans increased by $72,426,000, the average interest on the loan portfolio decreased from 8.26% to 7.52%. Interest income on total interest earning assets increased $440,000 or 4.37%.

          For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, the cost on total interest bearing liabilities decreased from 3.11% to 2.92%, a decrease of 19 basis points. The most expensive as well as principal source of deposit liabilities comes from time deposits. Their average cost decreased from 4.42% to 4.08%, and the expense on these deposits decreased $174,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Average Federal Home Loan Bank advances increased $47,643,000, but their interest rate decreased from 5.58% for the quarter ended March 31, 2007, to 4.41% for the quarter ended March 31, 2008.

          For the three month periods ended March 31, 2008 and March 31, 2007, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

TABLE 2	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Three months ended March 31, 2008 compared to 2007

	Interest Income/expense Variance
		Variance Attributable to
		Rate	Volume

INTEREST EARNING ASSETS
Loans	$648	$(707)	$1,355
Taxable securities	147	32	115
Nontaxable securities	(126)	11	(137)
Federal funds sold	(229)	(24)	(205)

Total	440	(688)	1,128

INTEREST BEARING LIABILITIES
Demand deposits	(4)	(3)	(1)
Money market	(4)	(130)	126
Savings	(34)	(31)	(3)
Time deposits	(174)	(102)	(72)
Federal Home Loan Bank advances	439	(84)	523
Federal funds purchased	13	—	13

Total	236	(350)	586

NET INTEREST INCOME	$204	$(338)	$542

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months ended March 30,		Variance
(Dollars in thousands)	2008	2007	Amount	Percent

Service charges	702	612	90	14.7%
Credit card fees	164	199	(35)	-17.6%
Gain on sale of securities	138	—	138	—
Other income	257	193	64	33.2%

Total noninterest income	$1,261	$1,004	$257	25.6%

          Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. During the first quarter of 2008, $8,271,000 in book value municipal securities were sold resulting in a pretax gain of $138,000. The proceeds from the sale of these securities was used to reduce existing Federal Home Loan Bank borrowing levels.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months ended March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$3,517	$3,225	$292	$9.1%
Occupancy expense	515	449	66	14.7%
Equipment expense	475	381	94	24.7%
Professional fees	259	386	(127)	-32.9%
Telephone, postage & supplies	232	291	(59)	-20.3%
Bankcard expenses	153	179	(26)	-14.5%
Other expense	1,026	847	179	21.1%

Total noninterest expense	$6,177	$5,758	$419	7.3%

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended March 31, 2008 compared to three months ended March 31, 2007, it represented 56.9% and 56.0% of total noninterest expenses. The increase in salary and employee benefits expense in 2008 compared to the same three month period in 2007 is attributable to normal salary progression and a small increase in full time equivalent employees. Occupancy expense increased $66,000 for the quarter ended March 31, 2008 compared to the same quarter in 2007. This increase was primarily the result of lease rental adjustments on branch premises not owned by the Bank, and depreciation on new leasehold improvements. Equipment expense increased by $94,000. Most of this increase was attributable to $57,000 in depreciation on imaging scanners, acquired after the first quarter of 2007. Professional fees decreased $127,000. The first quarter of 2007 included approximately $136,000 in consulting fees related to placing equipment at a disaster recovery backup computer facility, and the installation and use of check imaging technology. Other expense increased by $179,000, quarter-over-quarter. The significant items in this group of accounts were an $83,000 write-down in Other Real Estate Owned, and an increase of $95,000 in Federal Deposit Insurance Corporation (“FDIC”) assessments. In 2007, banks, with the exception of de novo institutions received a partial credit against their assessment, because the FDIC insurance fund had a surplus that was created in prior years. This surplus has been used up, so the FDIC has returned to their full assessment rates in 2008.

Income Taxes

          The effective tax rate for the quarter ended March 31, 2008 was 22.4% compared to 23.8% for the quarter ended March 31, 2007. The effective tax rate is affected primarily by changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2008, are adequate to meet its operating needs in 2008 and going forward into the foreseeable future.

Financial Condition

          Assets. Total assets increased to $649,544,000 at March 31, 2008 from $644,465,000 at December 31, 2007, an increase of $5,079,000. Most of this increase was in cash and equivalents, which increased $6,349,000, and other real estate owned, which increased $3,515,000. These increases were partially offset by a decrease of $7,325,000 in securities available-for-sale. The increase in total assets was funded by an increase in Federal Home Loan Bank advances of $9,000,000, partially offset by a decrease in federal funds purchased of $5,595,000. During the first quarter of 2008, the Bank sold $8,271,000 in municipal securities. The proceeds of this sale were used primarily to pay down existing Federal Home Loan Bank advance debt levels.

           Loans. Gross loans at March 31, 2008 were $496,812,000, an increase of $1,536,000 or 0.31% from December 31, 2007. Gross real estate loans decreased $7,014,000, construction loans increased $2,738,000, commercial loans increased $6,462,000, and consumer loans decreased by $650,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31	Percent	December 31	Percent
(Dollar amounts in thousands)	2008		2007

Real Estate	$345,036	69.5%	$352,050	71.1%
Construction	60,100	12.1%	57,362	11.6%
Commercial	88,690	17.8%	82,228	16.6%
Consumer	2,986	0.6%	3,636	0.7%

Gross loans	$496,812	100.0%	$495,276	100.0%

Net deferred loan cost (fees)	73		(64)
Allowance for loan losses	(5,485)		(5,638)

Net loans	$491,400		$489,574

           Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. It watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. The Company also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

           A summary of transactions in the allowance for loan losses for the three months ended March 31, 2008, and the three months ended March 31, 2007 is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)	Three months ended March 31, 2008	Three months ended March 31, 2007

Balance, beginning of period	$5,638	$5,002
Provision for loan losses	990	150
Recoveries	9	2
Amounts charged off	(1,152)	(23)

Balance, end of period	$5,485	$5,131

           In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at March 31, 2008. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          During the first quarter of 2008, the bank experienced a significant increase in loan charge-offs when compared to the same period in 2007. Overall, an additional provision to the allowance of $990,000 was determined by management to be necessary in order to achieve an adequate allowance for inherent loan losses at March 31, 2008. The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

           Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2008, there was $14,873,000 in nonperforming assets, compared to $11,905,000 at December 31, 2007. Nonaccrual loans were $10,918,000 at March 31, 2008, compared to $11,465,000 at December 31, 2007. There was $3,955,000 in Other Real Estate Owned at March 31, 2008, and $440,000 at December 31, 2007. There were no loans past due 90 days and still accruing at either date. During the first quarter of 2008, the Bank obtained a land development property consisting of 20 residential lots, located in Martinez, California, that was recorded at the net realizable value of $3,200,000. The Bank also obtained through foreclosure a single family residence in Fairfield valued at $398,000 and a single family residence in San Jose valued at $357,000. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market.

           Deposits. Total deposits at March 31, 2008, were $499,679,000 compared to $499,255,000 on December 31, 2007. Of these totals, noninterest-bearing demand deposits were $120,140,000 or 24.0% of the total on March 31, 2008, and $ 120,423,000 or 24.1% on December 31, 2007. Time deposits were $133,062,000 on March 31, 2008, and $136,341,000 on December 31, 2007. During the first three months of 2008, compared to the same period in 2007, the deposit mix has changed to include a higher proportion of deposits in interest bearing demand, and in savings and money market accounts. This change may have been partly driven by the rapidly decreasing interest rate environment.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2008:

TABLE 7

(Dollar amounts in thousands) Maturities	Under $100,000	$100,000 or more	Total

Three months or less	$19,736	$27,652	$47,388
Over three through six months	13,789	19,723	33,512
Over six through twelve months	9,541	27,765	37,306
Over twelve months	11,199	3,657	14,856

Total	$54,265	$78,797	$133,062

          The following table shows the risk-based capital ratios and leverage ratios at March 31, 2008 and December 31, 2007 for the Bank:

TABLE 11

Risk-Based Capital Ratios	March 31, 2008	December 31, 2007		Minimum “Well Capitalized” Requirements

Tier 1 Capital	10.39%	10.47%	=	6.00%

Total Capital	11.31%	11.42%	=	10.00%

Leverage Ratios	9.77%	9.84%	=	5.00%

           Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2008, liquid assets were $109,206,000, or 16.8% of total assets. As of December 31, 2007, liquid assets were $110,182,000, or 17.1% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $70,000,000, a Federal Home Loan Bank line of credit up to 25% of total assets, and a Federal Reserve Bank borrowing facility.

           A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2008, net loans were at 98% of deposits. On December 31, 2007 net loans were at 98% of deposits.

           Off-Balance Sheet Items

           The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $141,749,000 and $149,161,000 at March 31, 2008 and December 31, 2007, respectively. As a percentage of net loans, these off-balance sheet items represent 28.8% and 30.5% respectively.

           Corporate Reform Legislation

           President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) on July 30, 2002, in response to corporate accounting scandals. Among other matters, the Act increased the penalties for securities fraud, established new rules for financial analysts to prevent conflicts of interest, created a new independent oversight board for the accounting profession, imposed restrictions on the consulting activities of accounting firms that audit company records and required certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act. The SEC has also approved new rules proposed and adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company anticipates that it will continue to incur costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission of approximately $150,000 annually.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

           Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under the preceding “Earnings Analysis” section of this report.

Item 4. Controls and Procedures.

           (a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A, Part 1 of Form 10-K as of December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES*

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1 through January 31, 2008	0		0	99,697

Month #2 February 1 through February 29, 2008	0		0	99,697

Month #3 March 1 through March 31, 2008	3,000	$24.50	3,000	96,697

Total	3,000		3,000

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

FNB BANCORP
(Registrant)

Dated:

May 9, 2008.	By: /s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

By: /s/ David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)