Form 10-Q
period 2008-06-30
FNB BANCORP/CA/
filed 2008-08-06
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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
Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 1, 2008: 2,887,408 shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$18,626	$15,750
Federal funds sold	140	—

Cash and equivalents	18,766	15,750

Securities available-for-sale	103,067	94,432
Loans, net	488,709	489,574
Bank premises, equipment, and leasehold improvements	13,677	13,686
Other real estate owned	3,955	440
Goodwill	1,841	1,841
Accrued interest receivable and other assets	29,135	28,742

Total assets	$659,150	$644,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	116,162	120,423
Demand, interest bearing	64,411	61,215
Savings and money market	193,071	181,276
Time	133,832	136,341

Total deposits	507,476	499,255

Federal Home Loan Bank advances	70,000	66,000
Federal funds purchased	7,330	5,595
Accrued expenses and other liabilities	7,423	7,070

Total liabilities	592,229	577,920

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 2,965,000 shares at June 30, 2008 and 2,965,000 shares at December 31, 2007	42,809	42,858
Additional paid-in capital	281	231
Retained earnings	23,681	23,039
Accumulated other comprehensive income	150	417

Total stockholders’ equity	66,921	66,545

Total liabilities and stockholders’ equity	$659,150	$644,465

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$8,733	$9,605	$18,122	$18,346
Interest on taxable securities	509	401	1,022	769
Interest on tax-exempt securities	387	523	815	1,048
Federal funds sold	28	125	69	395

Total interest income	9,657	10,654	20,028	20,558

Interest expense:
Deposits	2,055	2,944	4,511	5,616
Federal Home Loan Bank advances	782	483	1,634	896
Federal funds purchased	4	2	18	3

Total interest expense	2,841	3,429	6,163	6,515

Net interest income	6,816	7,225	13,865	14,043
Provision for loan losses	300	180	1,290	330

Net interest income after provision for loan losses	6,516	7,045	12,575	13,713

Noninterest income:
Service charges	709	647	1,411	1,259
Credit card fees	191	207	355	406
Gain on sale of securities	1	─	139	─
Other income	236	288	493	481

Total noninterest income	1,137	1,142	2,398	2,146

Noninterest expense:
Salaries and employee benefits	3,611	3,106	7,128	6,331
Occupancy expense	508	502	1,023	951
Equipment expense	483	397	958	778
Professional fees	286	316	545	702
Telephone, postage and supplies	249	264	481	555
Bankcard expenses	180	189	333	368
Other expense	969	1,034	1,995	1,881

Total noninterest expense	6,286	5,808	12,463	11,566

Earnings before income tax expense	1,367	2,379	2,510	4,293
Income tax expense	277	652	533	1,107

NET EARNINGS	1,090	1,727	1,977	3,186

Earnings per share data:
Basic	$0.37	$0.58	$0.67	$1.06
Diluted	$0.37	$0.57	$0.66	$1.05

Weighted average shares outstanding:
Basic	2,966,000	2,994,000	2,967,000	2,999,000
Diluted	2,977,000	3,029,000	2,977,000	3,043,000

          See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three months ended June 30,		Six months ended Jun 30,

	2008	2007	2008	2007

Net earnings	$1,090	$1,727	$1,977	$3,186
Unrealized loss on AFS securities	(846)	(603)	(267)	(572)

Total comprehensive income	$244	$1,124	$1,710	$2,614

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Six months ended June 30

	2008	2007

Cash flow from operating activities
Net earnings	$1,977	$3,186
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of securities available-for-sale	(139)	—
Depreciation and amortization	851	557
Stock-based compensation expense	56	21
Provision for loan losses	1,290	330
Changes in assets and liabilities:
Accrued interest receivable and other assets	(399)	(1,999)
Accrued expenses and other liabilities	92	662

Net cash provided by operating activities	3,728	2,757

Cash flows from investing activities
Purchase of securities available-for-sale	(42,673)	(17,557)
Proceeds from matured/called/securities available-for-sale	33,659	22,105
Net increase in loans	(3,940)	(44,415)
Purchases of bank premises, equipment, leasehold improvements	(776)	(865)

Net cash provided by investing activities	(13,730)	(40,732)

Cash flows from financing activities
Net increase in demand and savings deposits	10,731	27,554
Net (decrease) increase in time deposits	(2,509)	8,375
Net increase in Federal Home Loan Bank advances	4,000	—
Net increase in federal funds purchased	1,735	—
Dividends paid	(891)	(856)
Repurchase of common stock	(264)	(69)
Issuance of common stock	216	266

Net cash provided by financing activities	13,018	35,270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,016	(2,705)

Cash and cash equivalents at beginning of period	15,750	27,022

Cash and cash equivalents at end of period	$18,766	$24,317

Additional cash flow information
Interest paid	$6,356	$6,005
Income taxes paid	$860	$915

Non-cash financial activity
Accrued dividends	$445	$430
Change in unrealized gain (loss) in available-for-sale securities	(267)	(572)
Loans transferred to Other Real Estate Owned	3,515	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

          The amount of compensation expense for options recorded in the quarters ended June 30, 2008 and June 30, 2007 was $32,000 and $13,000, respectively. The income tax benefit recognized in the income statements for these amounts was $5,000 for the June 30, 2008 quarter but under $1,000 for the same period in 2007. The amount of compensation expense for options recorded in the six months ended June 30, 2008 and June 30, 2007 was $56,000 and $21,000, respectively. The income tax benefit recognized in the income statements for these amounts was $6,000 for the six months ended June 30, 2008, but under $1,000 for the same period in 2007.

          The total intrinsic value of options exercised during the quarter ended June 30, 2008 was $0 under the 2002 Plan and $29,000 under the 1997 Plan. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $0 under the 2002 Plan and $37,000 under the 1997 Plan.

          The amount of total unrecognized compensation expense related to non-vested options at June 30, 2008 was $263,000, and the weighted average period it will be amortized over is 1.9 years.

NOTE C – EARNINGS PER SHARE CALCULATION

          Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Average shares outstanding and earnings per share for 2007 have been adjusted to reflect the 5% stock dividend effected on December 15, 2007.

          Earnings per share have been computed based on the following (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net earnings	$1,090	$1,727	$1,977	$3,186

Average number of shares outstanding	2,966,000	2,994,000	2,967,000	2,999,000
Effect of dilutive options	11,000	35,000	10,000	44,000
Average number of shares outstanding used to calculate diluted earnings per share	2,977,000	3,029,000	2,977,000	3,043,000

NOTE D – COMPREHENSIVE INCOME

          Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended June 30, 2008 was $244,000 compared to $1,124,000 for the three months ended June 30, 2007. Comprehensive income for the six months ended June 30, 2008 was $1,710,000 compared to $2,614,000 for the six months ended June 30, 2007.

NOTE E – FAIR VALUE

          Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a disclosure framework that quantifies fair value estimates by the level of pricing precision. The degree of judgment utilized in measuring the fair value of assets generally correlates to the level of pricing precision. Financial instruments rarely traded or not quoted will generally have a higher degree of judgment utilized in measuring fair value. Pricing precision is impacted by a number of factors including the type of asset, the availability of the asset, the market demand for the asset, and other conditions that were considered at the time of the valuation. See “Fair Value Measurements” for additional information about the level of pricing transparency associated with the financial instruments carried at fair value.

          Fair Value Measurement. The tables below present information about the Company’s assets and liabilities measured at fair value as of June 30, 2008, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amount of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at June 30, 2008, Using

Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$103,067	$—	$103,067	$—

Total assets measured at fair value	$103,067	$—	$103,067	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

          Available-for-sale Securities. Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

          Loans. The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In accordance with SFAS No. 157, impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3. Specific reserves of $235,000 have been established for impaired loans as of June 30, 2008.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at June 30, 2008, Using

Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses)
Impaired loans	$1,669	$—	$—	$1,669	$(235)

Total impaired loans measured at fair value	$1,669	$—	$—	$1,669	$(235)

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

          Goodwill

          Goodwill arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to unidentifiable intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss.

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

          In May, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U. S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this Standard to have a material impact on the Company’s financial statements.

          Earnings Analysis

          Net earnings for the quarter ended June 30, 2008 were $1,090,000, compared to net earnings of $1,727,000 for the quarter ended June 30, 2007, a decrease of $637,000, or 36.88%. Net earnings for the six months ended June 30, 2008 were $1,977,000 compared to $3,186,000 for the six months ended June 30, 2007, a decrease of $1,209,000, or 37.95%. Earnings before income tax expense for the quarter ended June 30, 2008 were $1,367,000, compared to $2,379,000 for the quarter ended June 30, 2007, a decrease of $1,012,000, or 42.54%. Earnings before income tax were $2,510,000 for the six months ended June 30, 2008 compared to $4,293,000 for the six months ended June 30, 2007, a decrease of $1,783,000, or 41.53%.

          Net interest income for the quarter ended June 30, 2008 was $6,816,000, compared to $7,225,000 for the quarter ended June 30, 2007, a decrease of $409,000, or 5.66%. Net interest income for the six months ended June 30, 2008 was $13,865,000 compared to $14,043,000 for the six months ended June 30, 2007, a decrease of $178,000, or 1.27%. The Federal Open Market Committee made a series of significant reductions in the intended federal funds rate in 2008, beginning with a 4.25% rate on January 1, 2008. There have been four further decreases to the current target of 2.00% established on April 30, 2008. The rate of decrease in the rates earned on interest earning assets exceeded the rate of decrease in the rates paid for interest bearing liabilities in the quarter and six-month periods ended June 30, 2008, effectively causing a rate related drop in net interest income compared to the same periods in 2007. Also contributing to the drop in our net interest income is the increase in Other Real Estate Owned properties and nonaccrual loan volumes in 2008 compared to 2007.

          Basic earnings per share were $0.37 for the second quarter of 2008 compared to $0.58 for the second quarter of 2007. Diluted earnings per share were $0.37 for the second quarter of 2008 compared to $0.57 for the second quarter of 2007. Basic earnings per share were $0.67 for the six months ended June 30, 2008 compared to $1.06 for the same period in 2007. Diluted earnings per share were $0.66 for the six months ended June 30, 2008 compared to $1.05 for the six months ended June 30, 2007.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2008 compared to the three-and six-month periods ended June 30, 2007.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,

	2008			2007

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$495,845	$8,733	7.06%	$465,740	$9,605	8.27%
Taxable securities (3)	45,889	512	4.48%	31,251	401	5.15%
Nontaxable securities (3)	43,169	506	4.70%	58,369	679	4.67%
Fed funds sold	5,744	28	1.96%	9,855	125	5.09%

Total interest earning assets	590,647	$9,779	6.64%	565,215	$10,810	7.67%

NONINTEREST EARNING ASSETS:
Cash and due	$17,186			$17,363
Premises	13,868			13,764
Other assets	29,960			25,323

Total noninterest earning assets	$61,014			$56,450

TOTAL ASSETS	$651,661			$621,665

INTEREST BEARING LIABILITIES:
Demand, int bearing	$61,883	($83)	0.54%	$60,809	($103)	0.68%
Money market	141,270	(775)	2.20%	137,484	(1,170)	3.41%
Savings	47,301	(30)	0.25%	49,863	(64)	0.51%
Time deposits	133,933	(1,167)	3.49%	145,657	(1,607)	4.43%
Federal Home Loan Bank advances	76,022	(782)	4.13%	35,714	(483)	5.42%
Federal funds purchased	497	(4)	3.23%	139	(2)	5.77%

Total interest bearing liabilities	$460,906	($2,841)	2.47%	$429,666	($3,429)	3.20%

NONINTEREST BEARING LIABILITIES:
Demand deposits	114,766			119,607
Other liabilities	8,235			8,707

Total noninterest bearing liabilities	$123,001			$128,314

TOTAL LIABILITIES	$583,907			$557,980
Stockholders’ equity	$67,754			$63,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$651,661			$621,665

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$6,938	4.71%		$7,381	5.24%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $349,000 and $438,000 for the quarters ended June 30, 2008 and 2007, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $119,000 and $156,000 for the quarters ended June 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $3,000 and $0 in the quarters ended June 30, 2008 and 2007, respectively. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the taxable investment securities portfolio were created by agency preferred stock dividends.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,

	2008			2007

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$498,838	$18,122	7.31%	$447,673	$18,346	8.26%
Taxable securities (3)	43,147	1,027	4.79%	31,301	769	4.95%
Nontaxable securities (3)	45,289	1,063	4.72%	58,703	1,362	4.68%
Fed funds sold	5,362	69	2.59%	15,239	395	5.23%

Tot int earn assets	592,636	20,281	6.88%	552,916	20,872	7.61%

NONINTEREST EARNING ASSETS:
Cash and due	$17,054			$17,701
Premises	13,898			13,733
Other assets	28,481			24,567

Tot nonint earning assets	$59,433			$56,001

TOTAL ASSETS	$652,069			$608,917

Demand, int bearing	$61,019	($182)	0.60%	$60,860	($206)	0.68%
Money market	139,695	(1,736)	2.50%	128,827	(2,135)	3.34%
Savings	46,508	(61)	0.26%	50,165	(129)	0.52%
Time deposits	134,206	(2,532)	3.79%	143,395	(3,146)	4.42%
FHLB advances	76,832	(1,634)	4.28%	32,873	(896)	5.50%
Fed funds purchased	983	(18)	3.68%	120	(3)	5.04%

Tot int bear liab	$459,243	($6,163)	2.70%	$416,240	($6,515)	3.16%

NONINTEREST BEARING LIABILITIES:
Demand deposits	116,509			121,060
Other liabilities	8,567			8,476

Tot nonint bear liabilities	$125,076			$129,536

TOTAL LIABILITIES	$584,319			$545,776
Stockholders’ equity	$67,750			$63,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$652,069			$608,917

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$14,118	4.79%		$14,357	5.24%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $752,000 and $813,000 for the six months ended June 30, 2008 and 2007, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $248,000 and $314,000 for the six months ended June 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $5,000 and $0 in the six months ended June 30, 2008 and 2007, respectively. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the taxable investment securities portfolio were created by agency preferred stock dividends.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

          Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2008 and 2007. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended June 30, 2008, average loans outstanding represented 83.9% of average earning assets. For the quarter ended June 30, 2007, they represented 82.4% of average earning assets. For the six months ended June 30, 2008 and 2007, average loans outstanding represented 84.2% and 81.0%, respectively, of average earning assets.

          The yield on total interest earning assets for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 decreased from 7.67% to 6.64%, or 103 basis points. Contributing to this was a larger volume invested in loans, which increased by $30,105,000 or 6.46% quarter to quarter, but with a yield decrease of 121 basis points, or 14.63%. Interest income on total interest earning assets decreased $1,031,000 or 9.54%. The decrease in yield resulted from lower prevailing market rates on loans and increased nonaccrual loan volumes.

          For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, the cost on total interest bearing liabilities was 2.47%, a decrease from 3.20% or 73 basis points. The most expensive as well as principal source of interest bearing liabilities comes from time deposits. Their average cost decreased to 3.49% from 4.43%, and the expense on these deposits decreased $440,000 for the three months ended June 30, 2008 compared to 2007. Their average volume decreased by $11,724,000, or 8.05%. The other significant increase was in money market deposits. Comparing the two quarters ended June 30, money market deposit average balances increased $3,786,000 or 2.75%, and their cost decreased 121 basis points, or 35.48%, while their expense decreased $395,000 or 33.76%. The Bank was able to obtain these additional deposits through existing products and delivery channels.

          For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, interest income on interest earning assets decreased $591,000 or 2.83%, while average earning assets increased $39,720,000, or 7.18%. Average loans increased by $51,165,000, or 11.43%, while interest on loans decreased $224,000 or 1.22%. Average loan yield decreased 95 basis points, or 11.50%. The cost on total interest bearing liabilities decreased from 3.16% to 2.70%. Time deposit averages decreased $9,189,000 or 6.41%, while their cost decreased 63 basis points, or 14.25%. Money market deposit average balances increased $10,868,000, or 8.44%, while their cost decreased 84 basis points, or 25.15%.

          For the three and six month periods ended June 30, 2008 and June 30, 2007, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

TABLE 3	FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

Three Months Ended June 30,
(Dollar amounts in thousands)	2008 Compared to 2007

	Interest Income/Expense	Variance Attributable to
		Rate	Volume
INTEREST EARNING ASSETS
Loans	(872)	(1,402)	530
Taxable securities	111	(52)	163
Nontaxable securities	(173)	5	(178)
Federal funds sold	(97)	(45)	(52)

Total	(1,031)	(1,494)	463

INTEREST BEARING LIABILITIES
Demand deposits	(20)	(22)	2
Money market	(395)	(416)	21
Savings deposits	(34)	(32)	(2)
Time deposits	(440)	(311)	(129)
Federal Home Loan Bank advances	299	(246)	545
Federal funds purchased	2	(3)	5

Total	(588)	(1,030)	442

NET INTEREST INCOME	(443)	(464)	21

TABLE 4	FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

Six Months Ended June 30,
(Dollar amounts in thousands)	2008 Compared to 2007

	Interest Income/Expense	Variance Attributable to
		Rate	Volume
INTEREST EARNING ASSETS
Loans	(224)	(2,321)	2,097
Taxable securities	258	(33)	291
Nontaxable securities	(299)	16	(315)
Federal funds sold	(326)	(70)	(256)

Total	(591)	(2,408)	1,817

INTEREST BEARING LIABILITIES
Demand deposits	(24)	(25)	1
Money market	(399)	(579)	180
Savings deposits	(68)	(63)	(5)
Time deposits	(614)	(412)	(202)
Federal Home Loan Bank advances	738	(460)	1,198
Federal funds purchased	15	(1)	16

Total	(352)	(1,540)	1,188

NET INTEREST INCOME	(239)	(868)	629

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

TABLE 5	NONINTEREST INCOME

	Three months ended Jun 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	Percent

Service charges	709	647	62	9.6%
Credit card fees	191	207	(16)	-7.7%
Gain on sale of securities	1	—	1	—
Other income	236	288	(52)	-18.1%

Total noninterest income	$1,137	$1,142	($5)	-0.4%

	Six months ended June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	Percent

Service charges	1,411	1,259	152	12.1%
Credit card fees	355	406	(51)	-12.6%
Gain on sale of securities	139	—	139	—
Other income	493	481	12	2.5%

Total noninterest income	$2,398	$2,146	$252	11.7%

          Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous smaller types of income. For the quarter ended June 30, 2008 compared to June 30, 2007, total noninterst income decreased by $5,000 or 0.4%. For the six months ended June 30, 2008 and June 30, 2007, total noninterest income increased by $252,000, or 11.7%, which included a gain on sale of securities of $139,000.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 6	NONINTEREST EXPENSE

	Three months ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$3,611	$3,106	$505	16.3%
Occupancy expense	508	502	6	1.2%
Equipment expense	483	397	86	21.7%
Professional fees	286	316	(30)	-9.5%
Telephone, postage & supplies	249	264	(15)	-5.7%
Bankcard expenses	180	189	(9)	-4.8%
Other expense	969	1,034	(65)	-6.3%

Total noninterest expense	6,286	5,808	$478	8.2%

	Six months ended June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$7,128	$6,331	$797	12.6%
Occupancy expense	1,023	951	72	7.6%
Equipment expense	958	778	180	23.1%
Professional fees	545	702	(157)	-22.4%
Telephone, postage & supplies	481	555	(74)	-13.3%
Bankcard expenses	333	368	(35)	-9.5%
Other expense	1,995	1,881	114	6.1%

Total noninterest expense	$12,463	$11,566	$897	7.8%

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2008 compared to three months ended June 30, 2007, it represented 57.4% and 53.5% of total noninterest expenses. For the six months ended June 30, 2008 and 2007 it was 57.2% and 54.7% respectively of total noninterest expense. The expenses excluding Salaries and Benefits decreased $27,000. For the six months ended June, year over year, expenses excluding Salaries and Benefits increased $100,000. Increases in salaries and employee benefits were primarily the result of additional personnel in the areas of deposit gathering and information security, as well as normal salary progression.

Income Taxes

          The effective tax rate for the quarter ended June 30, 2008 was 20.3% compared to 27.4% for the quarter ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 and June 30, 2007, respectively was 21.2% and 25.8%. The tax rate is affected by amounts invested in tax-free securities, investments in Low Income Housing Tax Credit limited partnerships, by amounts of interest income on qualifying loans in Enterprise Zones, and by the effective state tax rate. The decrease in the effective tax rate for the first three and six months of 2008 compared to the same periods in 2007 is primarily related to changes in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2008 are adequate to meet its operating needs in 2008 and going forward into the foreseeable future.

Financial Condition

          Assets. Total assets increased to $659,150,000 at June 30, 2008 from $644,465,000 at December 31, 2007, an increase of $14,685,000. Most of this increase was in securities available for sale, which increased by $8,635,000, and other real estate owned, which increased by $3,515,000. This was funded mainly by an $8,220,000 increase in deposits and an $5,735,000 increase in Federal Home Loan Bank borrowings and federal funds purchased.

          Loans. Gross loans at June 30, 2008 were $494,345,000, a decrease of $931,000 or 0.19% from December 31, 2007. Gross real estate loans decreased $8,847,000, construction loans increased $3,511,000, commercial loans increased $4,999,000 and consumer loans decreased by $594,000. The portfolio breakdown was as follows.

TABLE 7	LOAN PORTFOLIO

(Dollar amounts in thousands)	June 30, 2008	Percent	December 31 2007	Percent

Real Estate	$343,203	69.5%	$352,050	71.1%
Construction	60,873	12.3%	57,362	11.6%
Commercial	87,227	17.6%	82,228	16.6%
Consumer	3,042	0.6%	3,636	0.7%

Gross loans	$494,345	100.0%	$495,276	100.0%

Net deferred loan (fees) cost	164		(64)
Allowance for loan losses	(5,800)		(5,638)

Net loans	$488,709		$489,574

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

          A summary of activity in the allowance for loan losses for the six months ended June 30, 2008 and the six months ended June 30, 2007 was as follows.

TABLE 8	ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)	Six months ended June 30, 2008	Six months ended June 30, 2007

Balance, beginning of period	$5,638	$5,002
Provision for loan losses	1,290	330
Recoveries	24	5
Amounts charged off	(1,152)	(27)

Balance, end of period	$5,800	$5,310

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2008. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          During the first quarter of 2008, the bank experienced a significant increase in loan charge-offs when compared to the same period in 2007. During the second quarter of 2008, an additional provision to the allowance of $300,000 was determined by management to be necessary in order to achieve an adequate allowance for inherent loan losses at June 30, 2008. The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2008, there was $16,429,000 in nonperforming assets, compared to $11,905,000 at December 31, 2007. Nonaccrual loans were $12,475,000 at June 30, 2008, compared to $11,465,000 at December 31, 2007. There was $3,955,000 in Other Real Estate Owned at June 30, 2008, that consisted of two single family residences and one lot development, and $440,000 at December 31, 2007, that consisted of one single family residence. There were no loans past due 90 days and still accruing at either date. During the first quarter of 2008, the Bank obtained a land development property consisting of 20 residential lots, located in Martinez, California, that was recorded at the net realizable value of $3,200,000. The Bank also obtained through foreclosure a single family residence in Fairfield valued at $398,000 and a single family residence in San Jose valued at $357,000. Management intends to aggressively market these properties. While management believes these properties will sell at a price that approximates their carrying value, there can be no assurance that these properties will sell in a timely manner given the current real estate market.

          Deposits. Total deposits at June 30, 2008 were $507,476,000 compared to $499,255,000 on December 31, 2007. Of these totals, noninterest-bearing demand deposits were $116,162,000 or 22.7% of the total on June 30, 2008 and $120,423,000 or 24.1% on December 31, 2007. Time deposits were $133,832,000 on June 30, 2008 and $136,341,000 on December 31, 2007. During the first six months of 2008, compared to the same period in 2007, the deposit mix has changed to include a higher proportion of deposits in interest bearing demand, and in savings and money market accounts. This change may have been partly driven by the rapidly decreasing interest rate environment.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2008:

TABLE 9

(Dollar amounts in thousands) Maturities	Under $100,000	$100,000 or more	Total

Three months or less	$19,217	$29,093	$48,310
Over three through six months	12,051	25,453	37,504
Over six through twelve months	10,931	22,101	33,032
Over twelve months	11,176	3,810	14,986

Total	$53,375	$80,457	$133,832

          The following table shows the risk-based capital ratios and leverage ratios at June 30, 2008 and December 31, 2007 for the Bank:

TABLE 10

Risk-Based Capital Ratios	June 30, 2008	December 31, 2007		Minimum “Well Capitalized” Requirements

Tier 1 Capital	10.61%	10.47%	>	6.00%
Total Capital	11.59%	11.42%	>	10.00%
Leverage Ratios	9.90%	9.84%	>	5.00%

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2008, Liquid Assets were $121,833,000, or 18.5% of total assets. As of December 31, 2007, Liquid Assets were $110,182,000, or 17.1% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has outstanding Federal Home Loan Bank advances of $70,000,000, a Federal Home Loan Bank line up to 25% of total assets, and a Federal Reserve Bank borrowing facility.

          A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2008 net loans were at 96.3% of deposits. On December 31, 2007 net loans were at 98.1% of deposits.

          Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $130,382,000 and $149,161,000 at June 30, 2008 and December 31, 2007, respectively. As a percentage of net loans, these off-balance sheet items represent 26.7% and 30.5% respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under Earnings Analysis on page 12 above).

Item 4.  Controls and Procedures.

          (a)          Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b)          Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES*

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 April 1 through April 30, 2008	0		0	96,697

Month #2 May 1 through May 31, 2008	4,940	$21.46	4,940	91,757

Month #3 June 1 through June 30, 2008	1,000	$18.80	1,000	90,757

Total	5,940		5,940

* On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase programs which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of FNB Bancorp was held on May 21, 2008. Three matters were voted on at the Annual Meeting: the election of Directors; a proposal to ratify and approve the FNB Bancorp 2008 Stock Option Plan; and ratify and approve the appointment of Moss Adams LLP as independent auditors of FNB Bancorp for the 2008 fiscal year. The nine appointees identified in the proxy statement for the Annual Meeting were elected as Directors; the FNB Bancorp 2008 Stock Option Plan was ratified and approved; and the appointment of Moss Adams LLP was approved. Set forth below is a summary of the voting:

Election of Directors	Votes For		Votes Withheld

Michael R. Wyman	2,071,535		57,837
Thomas C. McGraw	2,071,535		57,837
Lisa Angelot	2,071,640		57,732
Merrie Turner Lightner	2,071,640		57,732
Michael Pacelli	2,070,921		58,451
Edward J. Watson	2,070,640		57,732
Jim D. Black	2,071,535		57,837
Anthony J. Clifford	2,066,021		63,351

FNB Bancorp 2008 Stock Option Plan	For	Against	Abstain

	1,571,511	138,729	4,343

Appointment of Moss Adams LLP	For	Against	Abstain

	2,105,420	9,645	14,307

Item 6. Exhibits

Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

August 6, 2008.	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)