Form 10-Q
period 2008-09-30
FNB BANCORP/CA/
filed 2008-11-06
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of November 3, 2008: 2,885,108 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$15,993	$15,750
Federal funds sold	1,880	—

Cash and equivalents	17,873	15,750

Securities available-for-sale	104,489	94,432
Loans, net of allowance for loan losses of $6,031 and $5,638 on September 30, 2008 and December 31, 2007	489,644	489,574
Bank premises, equipment, and leasehold improvements	13,378	13,686
Other real estate owned	3,819	440
Goodwill	1,841	1,841
Accrued interest receivable and other assets	29,252	28,742

Total assets	$660,296	$644,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	127,317	120,423
Demand, interest bearing	56,697	61,215
Savings and money market	181,426	181,276
Time	155,030	136,341

Total deposits	520,470	499,255

Federal Home Loan Bank advances	66,000	66,000
Federal funds purchased	—	5,595
Accrued expenses and other liabilities	7,275	7,070

Total liabilities	593,745	577,920

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 2,885,000 shares at September 30, 2008 and 2,965,000 shares at December 31, 2007	41,922	43,089
Retained earnings	24,284	23,039
Accumulated other comprehensive income	345	417

Total stockholders’ equity	66,551	66,545

Total liabilities and stockholders’ equity	$660,296	$644,465

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$8,757	$9,856	$26,879	$28,202
Interest on taxable securities	618	472	1,640	1,241
Interest on tax-exempt securities	378	501	1,193	1,549
Federal funds sold	34	52	103	447

Total interest income	9,787	10,881	29,815	31,439

Interest expense:
Deposits	2,011	3,060	6,522	8,676
Federal Home Loan Bank advances	713	443	2,347	1,339
Federal funds purchased	1	28	19	31

Total interest expense	2,725	3,531	8,888	10,046

Net interest income	7,062	7,350	20,927	21,393
Provision for loan losses	300	180	1,590	510

Net interest income after provision for loan losses	6,762	7,170	19,337	20,883

Noninterest income:
(Loss) or gain on sale or impairment of securities AFS	(433)	4	(294)	4
Service charges	749	667	2,160	1,926
Credit card fees	211	203	566	609
Other income	242	219	735	700

Total noninterest income	769	1,093	3,167	3,239

Noninterest expense:
Salaries and employee benefits	3,642	3,258	10,770	9,589
Occupancy expense	510	504	1,533	1,455
Equipment expense	484	385	1,442	1,163
Professional fees	295	322	840	1,024
Telephone, postage and supplies	266	231	747	786
Bankcard expenses	195	183	528	551
Other expense	1,089	878	3,084	2,759

Total noninterest expense	6,481	5,761	18,944	17,327

Earnings before income tax expense	1,050	2,502	3,560	6,795
Income tax expense	3	707	536	1,814

NET EARNINGS	1,047	1,795	3,024	4,981

Earnings per share data:
Basic	$0.36	$0.60	$1.03	$1.66
Diluted	$0.36	$0.59	$1.02	$1.64

Weighted average shares outstanding:
Basic	2,909,000	3,002,000	2,947,000	3,000,000
Diluted	2,919,000	3,022,000	2,973,000	3,035,000

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Net earnings	$1,047	$1,795	$3,024	$4,981
Unrealized gain (loss) on AFS securities	195	581	(72)	9

Total comprehensive income	$1,242	$2,376	$2,952	$4,990

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Nine months ended September 30,

	2008	2007

Cash flow from operating activities
Net earnings	$3,024	$4,981
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain (loss) on sale or impairment of securities available-for-sale	294	(4)
Depreciation, accretion and amortization	1,380	875
Write-down of real estate owned	136	—
Stock-based compensation expense	82	45
Provision for loan losses	1,590	510
Increase in interest receivable and other assets	(510)	(1,935)
(Decrease) increase in accrued expenses and other liabilities	(190)	783

Net cash provided by operating activities	5,806	5,255

Cash flows from investing activities
Purchase of securities available-for-sale	(56,762)	(28,642)
Proceeds from matured/called securities available-for-sale	46,095	30,423
Net increase in loans	(5,175)	(67,200)
Proceeds from sale of bank equipment	15	—
Purchases of bank premises, equipment and leasehold improvements	(893)	(1,028)

Net cash used by investing activities	(16,720)	(66,447)

Cash flows from financing activities
Net increase in demand and savings deposits	2,527	21,682
Net increase in time deposits	18,689	3,764
Net (decrease) increase in federal funds purchased	(5,595)	12,620
Net increase in Federal Home Loan Bank advances	—	15,000
Dividends paid	(1,336)	(1,287)
Repurchase of common stock	(1,463)	(631)
Issuance of common stock	215	286

Net cash provided by financing activities	13,037	51,434

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,123	(9,758)

Cash and cash equivalents at beginning of period	15,750	27,022

Cash and cash equivalents at end of period	$17,873	$17,264

Additional cash flow information
Interest paid	$9,259	$9,433
Income taxes paid	$1,530	$1,409

Non-cash financial activity
Accrued dividends	$444	$430
Change in unrealized gain (loss) in securities available-for-sale	(72)	9
Loans transferred to Other real estate owned	3,515	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

          All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods, as required by Regulation S-X, Rule 10-01.

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

          Additional paid-in capital has been reclassified to Common Stock in the current and prior periods, as further described below.

NOTE B – STOCK OPTION PLANS

          Stock option expense is recorded based on the fair value of option contracts issued. The fair value is determined by the expected contract term, the risk free interest rate, the volatility of the Company’s stock price and the level of dividends the Company is expected to pay.

          The Company previously accounted for stock option equity entries as Additional Paid-In Capital. The stock of the Company has no par value; accordingly, the Additional Paid-In Capital entries have been reclassified into Common Stock.

          The expected term of options granted is derived from historical plan behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. A total of 60,225 options were granted in September 2008 with a weighted average fair value of $4.21 per share.

The following assumptions were used for options granted during 2008:

Weighted-average volatility	50.92%
Expected dividends	4.86%
Expected term (in years)	8.75
Risk-free rate	3.51%

          The amount of compensation expense for options recorded in the quarters ended September 30, 2008 and September 30, 2007 was $32,000 and $23,000, respectively. The income tax benefit recognized in the income statements for these amounts was under $1,000 for the same two periods. The amount of compensation expense for options recorded in the nine months ended September 30, 2008 and September 30, 2007 was $82,000 and $45,000, respectively. The income tax benefit recognized in the income statements for these amounts was $11,000 and $2,000 for the nine months ended September 2008 and 2007, respectively.

          The total intrinsic value of options exercised during the quarter ended September 30, 2008 was $0. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $0 under the 2008 Plan, $0 under the 2002 Plan and $37,000 under the 1997 Plan.

          The amount of total unrecognized compensation expense related to non-vested options at September 30, 2008 was $450,000, and the weighted average period it will be amortized over is 2.7 years.

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

          Earnings per share have been computed based on the following (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net earnings	$1,047	$1,795	$3,024	$4,981

Average number of shares outstanding	2,909,000	3,002,000	2,947,000	3,000,000
Effect of dilutive options	10,000	20,000	26,000	35,000
Average number of shares outstanding used to calculate diluted earnings per share	2,919,000	3,022,000	2,973,000	3,035,000

Anti-dilutive options not included	234,000	52,000	239,000	—

NOTE D – COMPREHENSIVE INCOME

          Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended September 30, 2008 was $1,242,000 compared to $2,376,000 for the three months ended September 30, 2007. Comprehensive income for the nine months ended September 30, 2008 was $2,952,000 compared to $4,990,000 for the nine months ended September 30, 2007.

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

          Fair Value Measurement. The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2008, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2008, Using

Description	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$104,489	$—	$104,489	$—

Total assets measured at fair value	$104,489	$—	$104,489	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

          Available-for-sale-securities. Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

          Loans. Loans where there is no indication of impairment are valued at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. Management reviews the loan portfolio on a regular basis and utilizes the service of an outside review firm to evaluate management’s assessment of the quality of the loan portfolio. For any loans where there is an indication of a problem, further research is performed in order to gain a better understanding of our borrower’s willingness and ability to pay, the value of any collateral that has been pledged to support the loan, and the likelihood of potential future problems. When warranted, management will meet with our customers to develop plans and strategies designed to enhace expected cash flows or develop exit strategies.

          Impaired loans. The Bank does not record loans at fair value. However, if a loan is considered impaired, a specific allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In accordance with SFAS No. 157, impaired loans where a specific valuation allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3. Specific reserves of $699,000 have been established for impaired loans as of September 30, 2008. A specific reserve of $75,000 has been established for a letter of credit with a zero balance at September 30, 2008.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2008, Using

Description	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses)
Impaired loans	$2,088	$—	$—	$2,088	$699

Total impaired loans measured at fair value	$2,088	$—	$—	$2,088	$699

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

          Provision for Income Taxes

          The Company is subject to income tax laws of the United States, California, and the municipalities in which it operates. The Company considers our income tax provision methodology to be critical to the reporting of current and deferred taxes. The provision for income taxes is based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

          Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board (“FASB”) announced that it had revised Statement 141, Business Combinations, with 141(R). The revised Statement No. 141 was written to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect this Standard to have a material effect on the Company’s financial statements.

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Statement No. 160 clarifies reporting and disclosure requirements related to noncontrolling interests included in an entity’s consolidated financial statements. This Statement clarifies that noncontrolling interests are to be reported in the noncontrolling section of the balance sheet and requires net income to include amounts from both the parent and the noncontrolling interest. This Statement also requires the parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement is effective for fiscal years (and interim periods within those years), beginning on or after December 15, 2008. The Company will apply this Statement prospectively and does not expect the Statement to have a material impact on the Company’s financial statements.

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

          In May, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U. S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this Standard to have a material impact on the Company’s financial statements.

          Earnings Analysis

          Net earnings for the quarter ended September 30, 2008 were $1,047,000, compared to net earnings of $1,795,000 for the quarter ended September 30, 2007, a decrease of $748,000, or 42%. Net earnings for the nine months ended September 30, 2008 were $3,024,000 compared to $4,981,000 for the nine months ended September 30, 2007, a decrease of $1,957,000, or 39%. Earnings before income tax expense for the quarter ended September 30, 2008 were $1,050,000, compared to $2,502,000 for the quarter ended September 30, 2007, a decrease of $1,452,000, or 58%. Earnings before income tax were $3,560,000 for the nine months ended September 30, 2008 compared to $6,795,000 for the nine months ended September 30, 2007, a decrease of $3,235,000, or 48%.

          Net interest income for the quarter ended September 30, 2008 was $7,062,000, compared to $7,350,000 for the quarter ended September 30, 2007, a decrease of $288,000, or 4%. Net interest income for the nine months ended September 30, 2008 was $20,927,000 compared to $21,393,000 for the nine months ended September 30, 2007, a decrease of $466,000, or 2%. The Federal Open Market Committee made a series of significant reductions in the intended federal funds rate in 2008, starting with a 4.25% rate on January 1, 2008, with four decreases to 2.00% on April 30, 2008. The rate of decrease in the rates earned on interest earning assets exceeded the rate of decrease in the rates paid for interest bearing liabilities in the quarter and nine-month periods ended September 30, 2008, effectively causing a rate related drop in net interest income compared to the same periods in 2007. Also contributing to the drop in our net interest income is the increase in nonaccrual loan volumes in 2008 compared to 2007.

          Basic earnings per share were $0.36 for the third quarter of 2008 compared to $0.60 for the third quarter of 2007. Diluted earnings per share were $0.36 for the third quarter of 2008 compared to $0.59 for the third quarter of 2007. Basic earnings per share were $1.03 for the nine months ended September 30, 2008 compared to $1.66 for the nine months ended September 30, 2007. Diluted earnings per share were $1.02 for the nine months ended September 30, 2008 compared to $1.64 for the nine months ended September 30, 2007.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2008 compared to the three-and nine-month periods ended September 30, 2007.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,

	2008			2007

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$489,112	$8,757	7.12%	$477,460	$9,856	8.19%
Taxable securities (3)	$64,517	618	3.81%	36,006	472	5.20%
Nontaxable securities (3)	40,860	495	4.82%	53,934	651	4.79%
Federal funds sold	6,871	34	1.97%	3,928	52	5.25%

Total interest earning assets	$601,360	$9,904	6.55%	$571,328	$11,031	7.66%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$17,052			$17,243
Premises and equipment	13,581			13,716
Other assets	29,335			25,233

Total noninterest earning assets	$59,968			$56,192

TOTAL ASSETS	$661,328			$627,520

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$59,928	$78	0.52%	$58,063	$110	0.75%
Money market	142,569	765	2.13%	145,305	1,320	3.60%
Savings	48,256	32	0.26%	47,732	62	0.52%
Time Deposits	151,459	1,136	2.98%	140,728	1,568	4.42%
Federal Home Loan Bank advances	63,541	713	4.46%	33,435	443	5.26%
Federal funds purchased	155	1	2.57%	1,984	28	5.60%

Total interest bearing liabilities	$465,908	$2,725	2.33%	$427,247	$3,531	3.28%

NONINTEREST BEARING LIABILITIES:
Demand deposits	$120,112			$126,344
Other liabilities	8,119			8,989

Total noninterest bearing liabilities	$128,231			$135,333

TOTAL LIABILITIES	$594,139			$562,580
Stockholders’ equity	$67,189			$64,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$661,328			$627,520

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,179	4.75%		$7,500	5.21%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $377,000 and $409,000 for the quarters ended September 30, 2008 and 2007, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $117,000 and $150,000 for the quarters ended September 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,

	2008			2007

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$495,573	$26,879	7.24%	$457,711	$28,202	8.24%
Taxable securities (3)	50,322	1,645	4.37%	32,886	1,241	5.05%
Nontaxable securities (3)	43,802	1,558	4.75%	57,096	2,012	4.71%
Fed funds sold	5,868	103	2.34%	11,427	447	5.23%

Tot interest earning assets	$595,565	$30,185	6.77%	$559,120	$31,902	7.63%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$17,053			$17,547
Premises and equipment	13,792			13,727
Other assets	28,768			24,791

Total noninterest earning assets	$59,613			$56,065

TOTAL ASSETS	$655,178			$615,185

INTEREST BEARING LIABILITIES:
Deposits:
Demand, int bearing	$60,652	$260	0.57%	$59,917	$316	0.71%
Money market	140,660	2,501	2.38%	134,380	3,455	3.44%
Savings	47,095	94	0.27%	49,345	191	0.52%
Time deposits	139,999	3,667	3.50%	142,497	4,714	4.42%
FHLB advances	72,370	2,347	4.33%	33,062	1,339	5.41%
Fed funds purchased	705	19	3.60%	748	31	5.54%

Tot interest bearing liabilities	$461,481	$8,888	2.57%	$419,949	$10,046	3.20%

NONINTEREST BEARING LIABILITIES:
Demand deposits	$117,718			$122,841
Other liabilities	8,417			8,650

Total noninterest bearing liabilities	$126,135			$131,491

TOTAL LIABILITIES	$587,616			$551,440
Stockholders’ equity	$67,562			$63,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$655,178			$615,185

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$21,297	4.78%		$21,856	5.23%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $1,129,000 and $1,222,000 for the nine months ended September 30, 2008 and 2007, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $365,000 and $463,000 for the nine months ended September 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $5,000 and $0 in the nine months ended September 30, 2008 and 2007, respectively.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

          Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2008 and 2007. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended September 30, 2008, average loans outstanding represented 81.3% of average earning assets. For the quarter ended September 30, 2007, they represented 83.6% of average earning assets. For the nine months ended September 30, 2008 and 2007, average loans outstanding represented 83.2% and 81.9%, respectively, of average earning assets.

          The yield on total interest earning assets for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 decreased from 7.66% to 6.55%, or 111 basis points. Although average loans increased by $11,652,000, quarter to quarter, yield decreased from 8.19% to 7.12%, or 107 basis points, or 13.1%. Interest income on total interest earning assets decreased $1,127,000 or 10.2%. The decrease in yield resulted from lower prevailing market rates on loans and increased nonaccrual loan volumes.

          For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, the cost on total interest bearing liabilities decreased from 3.28% to 2.33%, a decrease of 95 basis points. The most expensive source of interest bearing liabilities comes from Federal Home Loan Bank advances. Their average cost decreased to 4.46% from 5.26%, while their average balances outstanding increased $30,106,000 and the expense on these advances increased $270,000 for the three months ended September 30, 2008 compared to 2007. Time deposit interest cost decreased from 4.42% to 2.98%. Their average balance outstanding increased by $10,731,000, or 7.6%, while their expense decreased $432,000. Money market deposits average volume decreased $2,736,000, or 1.9%, while their cost decreased 147 basis points, or 40.8%, which resulted in a $555,000 decrease in their interest expense.

          For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, interest income on interest earning assets decreased $1,717,000 or 5.38%, while average earning assets increased $36,445,000, or 6.5%. Average loans increased by $37,862,000, or 8.3%. Interest on loans decreased $1,323,000 or 4.7%, while yield decreased 100 basis points, or 12.1%. The cost on total interest bearing liabilities decreased from 3.20% to 2.57%. Average Federal Home Loan Bank advances increased $39,308,000 or 118.9%. Their yield decreased from 5.41% to 4.33%, and their cost increased $1,008,000. Time deposit averages decreased $2,498,000 or 1.8%. Their yield decreased 92 basis points, or 20.8%. Money market deposit average balances increased $6,280,000, or 4.7%, but their cost decreased $954,000, or 27.6%.

          For the three and nine month periods ended September 30, 2008 and September 30, 2007, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Three Months Ended September 30, 2008 Compared to 2007
	Interest Income/Expense	Variance Attributable to
		Rate	Volume
INTEREST EARNING ASSETS
Loans	(1,099)	(1,307)	208
Taxable securities	146	(127)	273
Nontaxable securities	(156)	2	(158)
Federal funds sold	(18)	(57)	39

Total	(1,127)	(1,489)	362

INTEREST BEARING LIABILITIES
Demand deposits	(32)	(36)	4
Money market	(555)	(540)	(15)
Savings deposits	(30)	(30)	—
Time deposits	(432)	(553)	121
Federal Home Loan Bank advances	270	(129)	399
Federal funds purchased	(27)	(15)	(12)

Total	(806)	(1,303)	497

NET INTEREST INCOME	(321)	(186)	(135)

Table 4	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Nine Months Ended September 30, 2008 Compared to 2007
	Interest Income/Expense	Variance Attributable to
		Rate	Volume
INTEREST EARNING ASSETS
Loans	(1,323)	(3,656)	2,333
Taxable securities	404	(254)	658
Nontaxable securities	(454)	19	(473)
Federal funds sold	(344)	(127)	(217)

Total	(1,717)	(4,018)	2,301

INTEREST BEARING LIABILITIES
Demand deposits	(56)	(60)	4
Money market	(954)	(1,116)	162
Savings deposits	(97)	(92)	(5)
Time deposits	(1,047)	(964)	(83)
Federal Home Loan Bank advances	1,008	(584)	1,592
Federal funds purchased	(12)	(11)	(1)

Total	(1,158)	(2,827)	1,669

NET INTEREST INCOME	(559)	(1,191)	632

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	Percent

Service charges	749	667	82	12.3%
Credit card fees	211	203	8	3.9%
Gain (loss) on sale or impairment of securities AFS	(433)	4	(437)	-10925.0%
Other income	242	219	23	10.5%

Total noninterest income	$769	$1,093	$(324)	-29.6%

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	Percent

Service charges	2,160	1,926	234	12.1%
Credit card fees	566	609	(43)	-7.1%
Gain(loss) on sale or impairment of securities AFS	(294)	4	(298)	-7450.0%
Other income	735	700	35	5.0%

Total noninterest income	$3,167	$3,239	$(72)	-2.2%

          Noninterest income consists mainly of service charges on deposits. For the quarter ended September 30, 2008 compared to September 30, 2007, total noninterest income decreased by $324,000 or 29.6%. For the nine months ended September 30, 2008 and September 30, 2007, total noninterest income decreased by $72,000, or 2.2%. Service charges increased $82,000 for the quarter, and $234,000 for the nine months.

          The increase in service charges is primarily attributable to an increase in non-sufficient-funds fees and ATM surcharge fees. The increased non-sufficient-funds fees are the result of increased liquidity problems that some of our deposit customers are facing. The current economic downturn has affected the volume of our non-sufficient-funds check presentments. The increase in ATM surcharge fees is a function of increased demand for cash from our ATM machines by those who do not have a deposit relationship with the Bank.

          The loss on sale or impairment of securities during the third quarter of 2008 is attributable to a $470,000 other than temporary impairment charge on the Bank’s Freddie Mac preferred stock holdings. During the third quarter of 2008, Freddie Mac and Fannie Mae were placed into a government conservatorship program.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$3,642	$3,258	$384	11.8%
Occupancy expense	510	504	6	1.2%
Equipment expense	484	385	99	25.7%
Professional fees	295	322	(27)	-8.4%
Telephone, postage & supplies	266	231	35	15.2%
Bankcard expenses	195	183	12	6.6%
Other expense	1,089	878	211	24.0%

Total noninterest expense	6,481	5,761	$720	12.5%

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$10,770	$9,589	$1,181	12.3%
Occupancy expense	1,533	1,455	78	5.4%
Equipment expense	1,442	1,163	279	24.0%
Professional fees	840	1,024	(184)	-18.0%
Telephone, postage & supplies	747	786	(39)	-5.0%
Bankcard expenses	528	551	(23)	-4.2%
Other expense	3,084	2,759	325	11.8%

Total noninterest expense	$18,944	$17,327	$1,617	9.3%

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2008 compared to three months ended September 30, 2007, it represented 56.2% and 56.6% of total noninterest expenses. For the nine months ended September 30, 2008 and 2007 it was 56.9% and 55.3% respectively of total noninterest expense increases. The primary reason for the increase in salary and employee benefits relates to the establishment of a Call Center in the third quarter of 2008, coupled with staff increases in the Lending area. The expenses excluding Salaries and Benefits increased $336,000 for the quarter, and $436,000 for the nine months. These included new occupancy expenses for furniture and fixtures in the Colma first floor remodeling as well as new equipment expenses related to the purchase of computers, monitors and memory upgrades throughout the system.

Income Taxes

          The effective tax rate for the quarter ended September 30, 2008 was 0.3% compared to 28.3% for the quarter ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 and September 30, 2007, respectively was 15.1% and 26.7%. Following the filing of the 2007 income tax return and the resulting reconciliation with our financial statements, we were able to record a $200,000 reduction in the third quarter income tax expense. Other items which usually affect the rate are changing amounts invested in tax-free securities, by available Low Income Housing Credits, by amounts of interest income on qualifying loans in Enterprise Zones, and the non-taxable nature of municipal bond interest. Other reasons for the decrease in the effective tax rate provision for the three and nine months of 2008 compared to the same periods in 2007 included changes in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2008 are adequate to meet its operating needs in 2008 and going forward into the foreseeable future.

Financial Condition

          Assets. Total assets increased to $660,296,000 at September 30, 2008 from $644,465,000 at December 31, 2007, an increase of $15,831,000. Most of this increase was in securities available for sale, which increased by $10,057,000, and cash and equivalents, which increased by $2,123,000. This was funded by a $21,215,000 increase in deposits, which also paid off the $5,595,000 in federal funds purchased.

          Loans. Gross loans at September 30, 2008 were $495,589,000, a decrease of $313,000 or 0.06% from December 31, 2007. Gross real estate loans decreased $2,721,000, construction loans increased $6,273,000, commercial loans decreased $2,596,000 and consumer loans decreased by $643,000. The portfolio breakdown was as follows.

Table 7	LOAN PORTFOLIO

(Dollar amounts in thousands)	September 30, 2008	Percent	December 31, 2007	Percent

Real Estate	$349,329	70.5%	$352,050	71.1%
Construction	63,635	12.8%	57,362	11.6%
Commercial	79,632	16.1%	82,228	16.6%
Consumer	2,993	0.6%	3,636	0.7%

Gross loans	$495,589	100.0%	$495,276	100.0%

Net deferred loan (fees) costs	86		(64)
Allowance for loan losses	(6,031)		(5,638)

Net loans	$489,644		$489,574

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

          A summary of activity in the allowance for loan losses for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 is as follows.

TABLE 8	ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Balance, beginning of period	$5,638	$5,002
Provision for loan losses	1,590	510
Recoveries	47	17
Amounts charged off	(1,244)	(27)

Balance, end of period	$6,031	$5,502

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2008. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          During the first quarter of 2008, the bank experienced a significant increase in loan charge-offs when compared to the same period in 2007. During the third quarter of 2008, an additional provision to the allowance of $300,000 was determined by management to be prudent. This provision level allowed the Bank to achieve an adequate allowance for inherent loan losses at September 30, 2008. The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2008, there was $15,694,000 in nonperforming assets, compared to $11,905,000 at December 31, 2007. Nonaccrual loans were $11,868,000 at September 30, 2008, compared to $11,465,000 at December 31, 2007. There was $3,819,000 in Other Real Estate Owned at September 30, 2008, that consisted of two single family residences and one lot development property. Other Real Estate Owned totaled $440,000 at December 31, 2007, that consisted of one single family residence. There were no loans past due 90 days and still accruing at either date. During the first quarter of 2008, the Bank obtained through foreclosure a lot development property consisting of 20 residential lots located in Martinez, California, that was recorded at the net realizable value of $3,200,000. The Bank also obtained through foreclosure a single family residence in Fairfield valued at $262,000 and a single family residence in San Jose valued at $357,000. Management intends to aggressively market these properties. While management believes these properties will sell at prices that approximate their carrying value, there can be no assurance that these properties will sell in a timely manner given the current real estate market.

          Deposits. Total deposits at September 30, 2008 were $520,470,000 compared to $499,255,000 on December 31, 2007. Of these totals, noninterest-bearing demand deposits were $127,317,000 or 24.5% of the total on September 30, 2008 and $120,423,000 or 24.1% on December 31, 2007. Time deposits were $155,030,000 on September 30, 2008 and $136,341,000 on December 31, 2007. During the first nine months of 2008, compared to the same period in 2007, the deposit mix has changed to include a lower proportion of deposits in interest bearing demand, and a higher proportion in time deposits. This change is being driven by an economic downturn and the desire by our depositors to place additional funds into fixed rate, fixed term deposits. During the third quarter of 2008, the Bank also established a $15,000,000 Certificate of Deposit account for the State of California.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2008:

TABLE 9

(Dollar amounts in thousands) Maturities	Under $100,000	$100,000 or more	Total

Three months or less	$18,000	$51,673	$69,673
Over three through six months	12,205	29,221	41,426
Over six through twelve months	11,750	16,732	28,482
Over twelve months	10,623	4,826	15,449

Total	$52,578	$102,452	$155,030

          The following table shows the risk-based capital ratios and leverage ratios at September 30, 2008 and December 31, 2007 for the Bank:

TABLE 10

Risk-Based Capital Ratios	September 30, 2008	December 31, 2007		Minimum “Well Capitalized” Requirements

Tier 1 Capital	10.63%	10.47%	≥	6.00%
Total Capital	11.65%	11.42%	≥	10.00%
Leverage Ratios	9.68%	9.84%	≥	5.00%

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2008, Liquid Assets were $122,362,000, or 18.5% of total assets. As of December 31, 2007, Liquid Assets were $110,182,000, or 17.1% of total assets. Liquidity consists of cash and due from other banks accounts, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has outstanding Federal Home Loan Bank advances of $66,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

          A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2008 net loans were at 94.1% of deposits. On December 31, 2007 net loans were at 98.1% of deposits.

          Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $121,424,000 and $149,161,000 at September 30, 2008 and December 31, 2007, respectively. As a percentage of net loans, these off-balance sheet items represent 24.8% and 30.5% respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under Earnings Analysis on page 12, above).

Item 4. Controls and Procedures.

          (a)       Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b)      Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	ISSUER PURCHASES OF EQUITY SECURITIES*

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1
July 1	78,000	$14.95	78,000	12,757
through
July 31, 2008

Month #2
August 1	2,300	$14.80	2,300	10,457
through
August 31, 2008

Month #3
September 1	0		0	10,457
through
September 30, 2008

Total	80,300		80,300

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

Dated: November 6, 2008.

	By:	/s/ Thomas C. McGraw

Thomas C. McGraw Chief Executive Officer (Authorized Officer)

	By:	/s/ David A. Curtis

David A. Curtis Senior Vice President Chief Financial Officer (Principal Financial Officer)