Form 10-K
period 2008-12-31
FNB BANCORP/CA/
filed 2009-03-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP
(Exact name of registrant as specified in its charter)

California	92-2115369

(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)

975 El Camino Real, South San Francisco, California	94080

(Address of principal executive offices)	(Zip code)

(650) 588-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	_________________________

Title of Class:	Common Stock, no par value

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $46,938,037

Page 1 of 103 pages
Number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2009

No par value Common Stock – 3,030,418 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2009 annual meeting of shareholders.

PART I

ITEM 1. BUSINESS

          Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiary; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and Afghanistan, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under “Item 1A – Risk Factors” in this report and other cautionary statements and information set forth in this report should be read carefully, considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

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

          The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates thirteen full service banking offices in the cities of Colma, Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, as well as its Financial District and Portola offices in San Francisco. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

          The Bank is chartered under the laws of the United States and is governed by the National Bank Act, and is a member of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to the applicable legal limits. The Bank is also participating in the FDIC Transaction Account Guarantee Program (“TAGP”). Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. The regulations of the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency govern many aspects of the Bank’s business and activities, including investments, loans, borrowings, branching, mergers and acquisitions, reporting and numerous other areas. The Bank is also subject to applicable provisions of California law to the extent those provisions are not in conflict with or preempted by federal banking law. See “Supervision and Regulation” below.

          First National Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the Internet. First National Bank also makes available commercial loans and standby letters of credit and construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

          Most of First National Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2008, First National Bank had a total of 23,420 deposit accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2008, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank’s deposits.

          At December 31, 2008, the Company had total assets of $660,957,000, net loans of $497,984,000, deposits of $500,910,000 and shareholders’ equity of $68,149,000. The Company competes with approximately 33 other banking or savings institutions in its service areas. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.44% (based upon the most recent information available by the Federal Deposit Insurance Corporation through June 30, 2008). See “Competitive Data” below.

Employees

          At December 31, 2008, The Company employed 180 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

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

          FNB Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the “Board of Governors”). FNB Bancorp is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, FNB Bancorp would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits FNB Bancorp from acquiring any voting shares of, or interest in, all or substantially all of the assets of a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

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

          First National Bank of Northern California. As a national banking association licensed under the national banking laws of the United States, First National Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to supervision and regulation by the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency.

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

          At December 31, 2008, the Company was in compliance with the risk-weighted capital and leverage ratios. See “Capital” under Item 7 below.

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

FDIC Insurance

          In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank’s risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that became effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 of 1.25% of insured deposits.

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

          On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

          On October 14, 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the “TAGP”). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis point fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Bank has elected to participate in the TAGP.

          On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the DIF restoration plan to achieve a minimum DRR of 1.15% within five years.

          On February 27, 2009, the FDIC issued a press release with attached final rule dated February 26, 2009, which established increased assessment rates effective as of April 1, 2009 and included adjustments to improve differentiation of risk profiles among institutions. The FDIC concurrently adopted an interim rule that imposes a 20 basis point emergency special assessment effective June 30, 2009, to be collected from all insured depository institutions on September 30, 2009, in addition to the imposition of an emergency special assessment of up to 10 basis points at the end of any calendar quarter after June 30, 2009 if the FDIC determines the DRR will fall to a level that would adversely affect public confidence, among other factors. The proposed changes to differentiate risk profiles will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that a minimum DRR of at least 1.15% by the end of 2013.

          Based upon the announced increase in assessments for insured financial institutions in 2009 as described above and the continuing adverse economic conditions impacting financial institutions generally which may necessitate further increases in assessments, the Company anticipates that such assessments will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

Limitation on Dividends

          FNB Bancorp. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. The Company has to make dividend payments to the U. S. Treasury on the Preferred shares that were issued in February 27, 2009, before the Company can pay dividends on our Common Stock. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from First National Bank. First National Bank’s ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

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

          Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which First National Bank is not authorized nor prepared to offer currently. First National Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of First National Bank’s legal lending limits, First National Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2008, First National Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $10,711,000 on an unsecured basis and $17,851,000 on a fully secured basis, based on regulatory capital of $71,405,000.

          First National Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of First National Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

          Based upon the most recent information made available by the Federal Deposit Insurance Corporation, at June 30, 2008, there were 33 commercial and savings banking institutions in San Mateo County with a total of $18,572,979,000 in deposits at June 30, 2008. First National Bank had a total of 11 offices with total deposits of $453,381,000 at the same date, or 2.44% of the San Mateo County totals.

          Based upon the current assessment rate system, the Bank’s capital ratios and levels of deposits, the Bank anticipates a significant increase in operating expenses due to the FDIC insurance assessment rate expected to be applicable to the Bank during 2009 compared to the rate applicable to the Bank in 2008.

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

RECENT LEGISLATION

The Patriot Act

          On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

          The Company has incurred and it is anticipated that it will continue to incur costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission of approximately $200,000 annually.

California Corporate Disclosure Act

          Effective January 1, 2003, the California Corporate Disclosure Act (the “CCD Act”) required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

•

The name of the company’s independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the United States Department of the Treasury (the “U.S. Treasury”) was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). A summary of the CPP appears below under “Recent Regulatory Developments.” The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. Please refer to the discussion of Pro Forma Risk-Based Capital Ratios following Table 14, and the discussion of liquidity sources, immediately following the Pro Forma Risk-Based Capital Ratios.

          On February 27, 2009, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”) with the U.S. Treasury. Pursuant to the Purchase Agreement, the Company (i) sold to the U.S. Treasury 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12,000,000 in cash, and (ii) issued to the U.S. Treasury a warrant (the “Warrant”) to purchase 600 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), at an exercise price of $0.01 per share. Immediately after the issuance of the Warrant, the U.S. Treasury exercised the Warrant in a cashless exercise resulting in the net issuance of 600 shares of the Series B Preferred Stock, having a liquidation preference amount of $1,000 per share, to the U.S. Treasury. The Series A Preferred Stock entitles its holder(s) to cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B Preferred Stock entitles its holder(s) to cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 9% per annum from the date of issuance. Subject to certain conditions, the Series A and Series B Preferred Stock are redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends.

American Recovery and Reinvestment Act of 2009

          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company participates in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are applicable to the Company.

Recent Regulatory Developments

          In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the U.S. Treasury and the Federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

          Capital Purchase Program. On October 24, 2008, the U.S. Treasury announced plans to direct $700 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks. Requirements for bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP include:

•	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;

•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;

•

The minimum amount of capital eligible for purchase by the U.S. Treasury under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;

•

The preferred stock issued to the U.S. Treasury will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the U.S. Treasury will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the QFI;

•	Dividends are payable to the U.S. Treasury at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;

•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;

•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the U.S. Treasury is outstanding;

•	Repurchase of the QFI’s stock requires consent of the U.S. Treasury, subject to certain exceptions;

•	The preferred shares are not subject to any contractual restrictions on transfer by the U.S. Treasury; and

•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

          Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The Bank did not participate in the DGP Program. The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009. The Bank has elected to participate in the TAGP.

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. Participants in the DGP are charged an annualized fee ranging from 50 basis points to 100 basis points (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. As of December 31, 2008, the Bank has no senior unsecured debt outstanding. The Company has not determined whether to issue qualifying senior debt securities under the DGP as part of its liquidity planning for 2009 or thereafter. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis points fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

          Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and credit crisis. The Plan includes a Capital Assistance Program (the “CAP”) that is intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP will be consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets in excess of $100 billion will be able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review. As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument will be designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. Among the other elements of the FSP, is a temporary extension by the FDIC of the TLGP for enhancing financial institution liquidity to October 31, 2009. On February 25, 2009, the FDIC and other regulatory agencies jointly announced the commencement of the stress test assessment with the intention to complete the process of assessment not later than April 2009.

          Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S. Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April.

ABS fundings will be held monthly beginning on March 25, 2009 through December 2009, or longer if the TALF is extended. The loan asset classes may be expanded in the future to include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury will provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the “TARP”) by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY will lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV will be senior to the TARP subordinated loan and secured by all of the assets of the SPV.

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

Extensive Regulation of Banking. The Company’s operations are subject to extensive regulation by Federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company’s results of operations, financial condition, or future prospects.

Governmental Fiscal and Monetary Policies. The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors in relation to the supply of money and credit in the United States, and the target federal funds rate. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company’s business, results of operations and financial condition. Federal monetary policy may also affect the longer-term inflation rate which directly affects the national and local economy.

The Effects of Legislation in Response to Current Credit Conditions. Legislation passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with First National Bank. Such legislation could also result in the imposition of limitations upon First National Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

Geographic Concentration. All of the business of the Company is located in the State of California and the banking offices of the Company are located in the Northern California Counties of San Mateo and San Francisco. The Company and the Bank conduct business primarily in the San Francisco Bay area. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this area. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the State Government. The Company can provide no assurance that conditions in the California economy will not deteriorate further or that such deterioration will not adversely affect the Company.

Competition. Increased competition in the market of First National Bank of Northern California (the “Bank”) may result in reduced loans and deposits. Ultimately, the Bank may not be able to compete successfully against current and future bank and non bank competitors. Many competitors offer the banking services that are offered by the Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If First National Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company’s results of operations, financial condition and future prospects.

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. These changes are uncertain and increased premiums may adversely affect the Company. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures. In such event, the FDIC would take control of failed banks and guarantee payment of deposits up to applicable insured limits from the Deposit Insurance Fund. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the Deposit Insurance Fund.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 24, 2008, the FDIC announced the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program, currently December 31, 2009. Increased premiums will impact the Company’s earnings.

It is not clear how depositors may respond regarding the increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at First National Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. First National Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to First National Bank or reducing the availability of funds to First National Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

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

Growth strategy. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may not be able to sustain this growth strategy without establishing new branches or new products. Therefore, we may expand in our current market by opening or acquiring branch offices or other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. The Company and the Bank may also attempt to grow through mergers and acquisitions. There can be no assurance that a successful merger or acquisition can be successfully completed. We cannot assure you of our success in implementing our growth strategy either through expansion of our existing branch system or through mergers and acquisitions, and there may be significant increases in our noninterest expenses, without any corresponding balance sheet growth.

Commercial loans. As of December 31, 2008, approximately 16.5% of our loan portfolio consisted of commercial business loans, which have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Our current economic recession has made it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. If the Bank is required to repossess equipment or pursue collection efforts under personal guarantees, there could be a substantial decrease in value of collateral, if any, increased legal costs, and an increased risk of loss on the amount outstanding.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2008, real estate (including construction loans) served as the principal source of collateral with respect to approximately 82.9% of the Company’s loan portfolio. The current substantial decline in the economy in general, coupled with a continued decline in real estate values in the Company’s primary operating market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. Real estate values have declined, due in part to reduced construction lending, tighter underwriting requirements, and reduced borrower ability to make payments. Real estate loans may pose collection problems, resulting in increased collection expenses, and delays in the ultimate collection of these loans. In addition, acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

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

The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 3,030,000 were outstanding at December 31, 2008. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2008, the Company had outstanding options to purchase 347,792 shares of common stock. As of December 31, 2008, 337,386 shares of common stock remained available for grants under the 2008 Stock Option Plan as well as an additional 27,866 shares under the 2002 Stock Option Plan. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited. The ability to raise funds in the future through a stock offering could be difficult.

Operating Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations. Additionally, the Company is dependent on network and computer systems. If these systems and their back-up systems were to fail or were breached, the Company could be adversely affected.

Business Confidence Uncertainty. Terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis could adversely impact the Company and the extent of such impact is uncertain. Even more so, the problems in the mortgage and credit markets, the government conservatorship of Fannie Mae and Freddie Mac, the failure of investment firms such as of Bear, Stearns, and Lehman Brothers, as well as large write-offs at some major financial institutions have had a ripple effect on the entire financial services industry, and may continue to do so for some time. Such events have had and may continue to have an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

Restrictions in Purchase Agreement with U.S. Treasury. The Purchase Agreement between the Company and the U.S. Treasury dated February 27, 2009, pursuant to which the Company sold $12 million of the Company’s Series A Preferred Stock and issued 600 share of the Company’s Series B Preferred Stock (upon exercise of the Warrant issued to the U.S. Treasury), provides that prior to the earlier of (1) February 27, 2012 and (2) the date on which all of the shares of the U.S. Treasury Preferred Stock have been redeemed by the Company or transferred by the U.S. Treasury to third parties, the Company may not, without the consent of the Treasury, (a) declare or pay any dividend or make any distribution on capital stock or other equity securities of any kind of the Company other than (i) regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared, or (ii) dividends payable solely in shares of common stock, or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock other than the U.S. Treasury Preferred Stock. In addition, the Company is unable to pay any dividends on the Company’s common stock unless the Company is current in the Company’s dividend payments on the U.S. Treasury Preferred Stock. These restrictions could have a negative effect on the value of the Company’s common stock. Dividends paid by the Company on the shares of U.S. Treasury Preferred Stock will reduce the net income available to the holders of Company common stock and the Company’s earnings per common share. The holders of the Company’s common stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors. Although the Company has historically paid stock and cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate these common stock dividends in the future, depending on the circumstances. The U.S. Treasury Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Restrictions on Executive Compensation. Pursuant to the terms of the Purchase Agreement, the Company adopted certain standards for executive compensation and corporate governance. These standards generally apply to the Company’s Chief Executive Officer, the Chief Financial Officer and the three next most highly compensated senior executive officers. The standards (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require “clawback” of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibit making golden parachute payments to senior executives; and (4) confirm agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on the Company’s most highly compensated employees, which could, in the future, make it more difficult for the Company to retain and recruit qualified personnel.

Federal Home Loan Bank Risk. The failure of the Federal Reserve Bank (“FHLB”) of San Francisco or the national Federal Home Loan Bank System may have a material negative impact on our earnings and liquidity.

Recently, the FHLB of San Francisco announced that it was suspending dividend payments and suspending capital repurchases due to the deterioration in the market value of their mortgage-backed securities portfolio. While the FHLB of San Francisco has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of San Francisco could require its members, including the Bank, to contribute additional capital in order to return the FHLB of San Francisco to compliance with capital guidelines.

At December 31, 2008, we held $4.4 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.

At December 31, 2008, we maintained a line of credit with the FHLB of San Francisco equal to 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2008, we were in compliance with collateral requirements. We are highly dependent on the FHLB of San Francisco to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB System in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

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

          First National Bank leases premises at 65 Post Street, San Francisco, CA 94104, for its Financial District Office. The current lease term expires April 30, 2013, with one 5-year option to extend the lease remaining. The location consists of approximately 2,826 square feet of street level, 1,322 square feet of basement, and 1,077 square feet of mezzanine space.

          First National Bank leases premises at 6599 Portola Drive, San Francisco, CA 94127, for its Portola Office. The current lease expires June 30, 2009, and has a remaining 5-year option to extend the lease. The location consists of approximately 1,325 square feet of street level space.

          First National Bank leases premises at 150 East Third Avenue, San Mateo, CA 94401, for its San Mateo Branch Office. The current lease term, expires July 31, 2013. It has one remaining five-year option to extend the lease. The location consists of approximately 4,000 square feet of ground floor usable commercial space.

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

          None in the fourth quarter.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, “FNBG.OB.” There has been limited trading in the shares of common stock of the Company. On February 28, 2009, the Company had approximately 700 shareholders of common stock of record.

          The following table summarizes sales of the Common Stock of FNB Bancorp during the periods indicated of which management of the Bank has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 14, 2007 and on December 15, 2008. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp Common Stock		Cash Dividends Declared (1)
	High	Low

2007
First Quarter	$35.3351	$33.3506	$0.15
Second Quarter	34.7288	33.5160	0.15
Third Quarter	33.6263	30.6495	0.15
Fourth Quarter	30.5025	25.7250	0.15

2008
First Quarter	$24.4650	$21.5250	$0.15
Second Quarter	23.1000	16.2750	0.15
Third Quarter	16.9050	11.5500	0.15
Fourth Quarter	13.0000	10.1500	0.15

(1)	See Item 1, “Limitations on Dividends,” above, for a description of the limitations applicable to the payment of dividends by FNB Bancorp.

STOCK PERFORMANCE GRAPH

          Set forth below is a line graph comparing the annual percentage change in the cumulative total return on FNB Bancorp Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

          The graph assumes that $100.00 was invested on December 31, 2003 in FNB Bancorp Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by FNB Bancorp. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

FNB Bancorp	100.00	122.27	128.50	131.20	98.73	53.86
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank Pink > $500M Index	100.00	116.97	124.48	136.58	125.85	91.32

ISSUER PURCHASES OF EQUITY SECURITIES

          On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended December 31, 2008. There were 10,457 shares remaining that may be purchased under this Plan as of December 31, 2008. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

          The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	At and for the years ended December 31,

Dollar amounts in thousands, except per share amounts and ratios	2008	2007	2006	2005	2004

STATEMENT OF INCOME DATA
Total interest income	$39,427	$42,290	$37,196	$30,732	$24,046
Total interest expense	11,507	13,657	9,821	5,533	2,533

Net interest income	27,920	28,633	27,375	25,199	21,513
Provision for loan losses	3,045	690	683	628	408

Net interest income after provision for loan losses	24,875	27,943	26,692	24,571	21,105
Total noninterest income	5,043	4,300	6,259	3,841	3,787
Total noninterest expenses	25,344	23,182	21,760	20,255	18,627

Earnings before taxes	4,574	9,061	11,191	8,157	6,265
Income tax expense	611	2,382	3,609	2,429	1,577

Net earnings	$3,963	$6,679	$7,582	$5,728	$4,688

PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$1.29	$2.13	$2.42	$1.83	$1.48
Diluted	$1.28	$2.10	$2.37	$1.80	$1.45
Cash dividends per share	$0.60	$0.60	$0.60	$0.60	$0.60
Weighted average shares outstanding:
Basic	3,077,000	3,139,000	3,133,000	3,122,000	3,171,000
Diluted	3,099,000	3,173,000	3,203,000	3,181,000	3,222,000
Shares outstanding at period end	3,030,000	2,965,000	2,853,000	2,700,000	2,586,000
Book value per share	$22.49	$22.44	$21.75	$20.46	$20.35

BALANCE SHEET DATA
Investment securities	99,221	94,432	94,945	113,463	102,823
Net loans	497,984	489,574	419,437	380,224	341,107
Allowance for loan losses	7,075	5,638	5,002	4,374	3,133
Total assets	660,957	644,465	581,270	569,314	490,255
Total deposits	500,910	499,255	481,567	507,544	413,253
Shareholders’ equity	68,149	66,545	62,063	55,243	52,629

SELECTED PERFORMANCE DATA
Return on average assets	0.60%	1.07%	1.32%	1.08%	1.02%
Return on average equity	5.87%	10.39%	12.86%	10.75%	8.94%
Net interest margin	4.75%	5.05%	5.26%	5.27%	5.14%
Average loans as a percentage of average deposits	97.93%	91.74%	78.92%	77.80%	79.98%
Average total stockholders’ equity as a percentage of average total assets	10.25%	10.31%	10.25%	10.06%	11.37%
Dividend payout ratio	44.71%	25.69%	21.43%	26.92%	32.55%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans	0.32%	0.01%	0.01%	0.02%	0.13%
Allowance for loan losses/Total Loans	1.40%	1.14%	1.18%	1.14%	0.91%
CAPITAL RATIOS
Total risk-based capital	11.86%	11.47%	12.00%	11.59%	13.50%
Tier 1 risk-based capital	10.67%	10.52%	11.05%	10.67%	12.69%
Tier 1 leverage capital	9.70%	9.89%	10.08%	9.50%	10.72%

(1) per share data has been adjusted for stock dividends.

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

          Allowance for Loan Losses

          The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay loans. Determination of the allowance is part objective and part a subjective judgment by management given the information it currently has in its possession. Adverse changes in any of these factors or the discovery of new adverse information could result in higher charge-offs and loan loss provisions.

          Goodwill

          Goodwill arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss.

          Other Than Temporary Impairment

          The decline in the fair value of any security in the Company’s investment portfolio that is considered other than temporarily impaired is written down with a charge to noninterest income in the period in which the impairment occurs in an amount that equals the book value less the fair value of the security. There are many factors that are considered before an other than temporary impairment is recorded. These factors include the length of time and the extent to which market value has been less than cost, reasons for decline in market price – whether an industry issue or issuer specific, changes in the general market condition of the area or issuer’s industry, the issuer’s financial condition, capital strength, ability to make timely future payments and any changes in agencies ratings that drop the security’s rating below investment grade and any potential legal actions.

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

          In March, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this Standard to have a material impact on the Company’s financial statements.

In May, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U. S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement becomes effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this Standard to have a material impact on the Company’s financial statements.

Earnings Analysis

          Net earnings in 2008 were $3,963,000, a $2,716,000 or a 40.7% decrease from 2007 earnings of $6,679,000. Earnings for the year 2007 decreased $903,000 or 11.9% from year 2006 earnings of $7,582,000. The principal source of earnings is interest income on loans. The Federal Open Market Committee made a series of significant reductions in the intended federal funds rate in 2008, with a 4.25% rate on January 1, 2008, ending with a target rate of 0% to 0.25% on December 16, 2008.

          Basic earnings per share were $1.29 in 2008, $2.13 in 2007 and $2.42 in 2006. Diluted earnings per share were $1.28 in 2008; $2.10 in 2007; and $2.37 in 2006.

          Net interest income for 2008 was $27,920,000, a decrease of $713,000 or 2.5% from 2007. In 2007 it was $28,633,000, an increase of $1,258,000 or 4.6% from 2006. Interest income was $39,531,000 in 2008, a decrease of $2,759,000 or 6.5% from 2007. Interest income was $42,290,000 in 2007, an increase of $5,094,000 or 13.7% over 2006. The decrease in net interest income was caused by a decrease in the interest rate on earning assets which exceed the decrease in the interest rate on interest bearing liabilities, reflecting the actions of the Federal Open Market Committee, mentioned above. Most of the interest earning assets are tied to the prime lending rate, which adjusts immediately, whereas most of the interest-bearing liabilities adjust on a lagged basis, particularly in the case of time deposits, which change only at maturity. An increase in the volume of loans in nonaccrual status of $2,637,000 during 2008 also contributed to the decline. Average interest earnings assets in 2008 were $598,399,000, an increase of $31,154,000 or 5.5% over 2007. Average interest earning assets in 2007 were $567,245,000, an increase of $46,315,000 or 8.9% over 2006. The yield on interest earning assets decreased 79 basis points in 2008 compared to 2007. The yield on interest earning assets increased 32 basis points in 2007 compared to 2006. The principal earning assets were loans, and average loans outstanding increased $30,100,000 in 2008 versus 2007, and $80,269,000 in 2007 versus 2006, while their yield decreased 100 basis points in 2008 versus 2007, and decreased 10 basis points in 2007 versus 2006.

          Interest expense for 2008 was $11,507,000 compared to $13,657,000 for 2007, a decrease of $2,150,000 or 15.7%. It increased by $3,836,000 in 2007 over 2006, or 39.1%. The decrease in interest expense during 2008 and 2007 was caused by rate decreases on deposits, as rates followed the declines in prevailing short term market interest rates. The Federal Open Market Committee intended federal funds rate was 4.25% on December 31, 2007. By December 31, 2008, that rate had been reduced to a target of 0% to 0.25%. No new branches or significant product lines were added during 2008. Average interest bearing liabilities were $463,546,000 in 2008, $426,354,000 in 2007 and $386,254,000 in 2006. This represented an increase of $37,192,000 in 2008 over 2007, or 8.7%, and an increase of $40,100,000 or 10.4% in 2007 compared to 2006. The cost of these liabilities decreased 72 basis points in 2008 compared to 2007, and increased 66 basis points in 2007 compared to 2006. The principal cost was in time deposits, which decreased 113 basis points in 2008 compared to 2007, and increased 78 basis points in 2007 compared to 2006.

          Net Interest Income

          Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1

	Net Interest Income and Average Balances

	Year ended December 31
	2008			2007			2006

(Dollar amounts in thousands)	Average Balance	Interest Income (Expense)	Average Yield (Cost)	Average Balance	Interest Income (Expense)	Average Yield (Cost)	Average Balance	Interest Income (Expense)	Average Yield (Cost)

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$497,532	$35,515	7.14%	$467,432	$38,035	8.14%	$387,163	$31,898	8.24%
Taxable securities (3)	53,328	2,248	4.22%	34,323	1,733	5.05%	62,354	2,595	4.16%
Nontaxable securities (3)	42,809	2,044	4.77%	56,080	2,643	4.71%	57,580	2,664	4.63%
Federal funds sold	4,730	106	2.24%	9,410	487	5.18%	13,833	683	4.94%

Total interest earning assets	$598,399	$39,913	6.67%	$567,245	$42,898	7.56%	$520,930	$37,840	7.26%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$17,155			$17,487			$19,384
Premises and equipment	13,648			13,735			12,875
Other assets	$28,906			24,924			21,927

Total noninterest earning assets	$59,709			$56,146			$54,186

TOTAL ASSETS	$658,108			$623,391			$575,116

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$59,472	$329	0.55%	$59,491	$416	0.70%	$62,382	$338	0.54%
Money market	140,177	3,259	2.32%	136,672	4,656	3.41%	119,779	3,423	2.86%
Savings	46,695	127	0.27%	48,633	247	0.51%	53,965	264	0.49%
Time deposits	142,895	4,689	3.28%	140,934	6,210	4.41%	132,497	4,814	3.63%
Fed Home Loan Bank advances	73,777	3,084	4.18%	39,482	2,070	5.24%	15,863	880	5.55%
Fed funds purchased	530	19	3.58%	1,142	58	5.08%	1,768	102	5.77%

Total interest bearing liabilities	$463,546	$11,507	2.48%	$426,354	$13,657	3.20%	$386,254	$9,821	2.54%

NONINTEREST BEARING LIABILITIES:
Demand deposits	118,784			123,766			121,957
Other liabilities	8,290			8,977			7,944

Total noninterest bearing liabilities	$127,074			$132,743			$129,901

Total liabilities	$590,620			$559,097			$516,155
Stockholders’ equity	$67,488			$64,294			$58,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,108			$623,391			$575,116

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$28,406	4.75%		$29,241	5.15%		$28,019	5.38%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $1,425,000, $1,593,000 and $1,445,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $481,000, $608,000 and $625,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $5,000, $0 and $19,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

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

TABLE 2

	Rate/Volume Variance Analysis

	Year Ended December 31

	2008 compared to 2007 Increase (decrease)			2007 compared to 2006 Increase (decrease)
	Interest Income/ Expense	Variance Attributable To		Interest Income/ Expense	Variance Attributable To
(Dollar amounts in thousands)	Variance	Rate	Volume	Variance	Rate		Volume
INTEREST EARNING ASSETS:

Loans	($2,520)	($4,669)	$2,149	$6,137		($394)	$6,531

Taxable securities	515	(444)	959	(862)		305	(1,167)

Nontaxable securities	(599)	27	(626)	(21)		48	(69)

Federal funds sold	(381)	(276)	(105)	(196)		33	(229)

Total	($2,985)	($5,362)	$2,377	$5,058	-$	8	$5,066

INTEREST BEARING LIABILITIES:

Demand deposits	($87)	($87)	$—	$78		$94	($16)

Money market	(1,397)	(1,478)	81	1,233		658	575

Savings deposits	(120)	(115)	(5)	(17)		10	(27)

Time deposits	(1,521)	(1,607)	86	1,396		1,089	307

Federal Home Loan Bank advances	1,014	(420)	1,434	1,190		(48)	1,238

Federal funds purchased	(39)	(17)	(22)	(44)		(12)	(32)

Total	($2,150)	($3,724)	$1,574	$3,836		$1,791	$2,045

NET INTEREST INCOME	($835)	($1,638)	$803	$1,222		($1,799)	$3,021

          In 2008, net interest income represented 84.70% of net revenue (net interest income plus noninterest income) compared to 86.94% in 2007 and 81.39% in 2006. The net interest margin on average earning assets was 4.75% in 2008 compared to 5.05% in 2007 and 5.26% in 2006. The average rate earned on interest earning assets was 6.67% in 2008, up from 7.46% in 2007, and 7.14% in 2006. The average cost for interest-bearing liabilities was 2.48% in 2008 compared to 3.20% in 2007 and 2.54% in 2006.

          As mentioned above under the heading “Earnings Analysis”, there were increases in the prime lending rate during 2006, followed by decreases from 8.25% at the end of 2006 to 7.25% at the end of 2007, and 3.25% at the end of 2008, as a result of action by the Federal Open Market Committee of the Federal Reserve, which affected interest-bearing assets and interest-bearing liabilities.

          Yield on average loans was 7.14% in 2008, 8.14% in 2007 and 8.24% in 2006. Interest on average taxable securities was 4.22% in 2008, 5.05% in 2007, and 4.13% in 2006. Interest on average nontaxable securities was 4.77% in 2008, 3.63% in 2007 and 3.54% in 2006. Interest on average federal funds sold was 2.24% in 2008, 5.18% in 2007 and 4.94% in 2006. Interest on average total interest earning assets was 6.67% in 2008, 7.46% in 2007 and 7.14% in 2006. On the expense side, interest on average interest bearing demand deposits was 0.55% in 2008, 0.70% in 2007 and 0.54% in 2006. Interest on average money market accounts was 2.32% in 2008, 3.41% in 2007 and 2.86% in 2006. Interest on average savings accounts was 0.27% in 2008, 0.51% in 2007 and 0.49% in 2006. Interest on average time deposits was 3.28% in 2008, 4.41% in 2007 and 3.63% in 2006. Interest on average Federal Home Loan Bank advances was 4.18% in 2008, 5.24% in 2007 and 5.55% in 2006. Interest on federal funds purchased was 3.58% in 2008, 5.08% in 2007 and 5.77% in 2006. Interest on average total interest bearing liabilities was 2.48% in 2008, 3.20% in 2007 and 2.54% in 2006.

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

          During 2006, the Bank transferred a portion of the allowance for loan losses to establish a reserve for unfunded loan commitments in a separate account in Other Liabilities. The Allowance for Loan Losses in Table 3 has been reclassified for prior years to agree with the current year presentation.

          Real estate loans outstanding increased by $961,000 in 2008 compared to 2007. They increased by $33,395,000 in 2007 compared to 2006. The proportion of the Allowance for Loan Losses attributable to real estate loans was $4,712,000 in 2008 compared to $3,669,000 in 2007, and $3,864,000 in 2006. Real estate loans in 2008 remained nearly the same as in 2007, reflecting tighter underwriting standards that were imposed during 2008 coupled with the fact that there were fewer loans available that met those standards. We priced our loans competitively, but did not discount our loans in order to attract new business. The real estate loan growth in 2007 and 2006 was primarily the result of increased market penetration within our existing market area. The perceived risk in the Real Estate loan portfolio had decreased slightly in 2006 and 2007. The reserve allocated to these loans was increased in 2008, to mitigate the risk involved in the current markets. We experienced increased loan charge-offs and non accrual loans during 2008. The credit quality of our underlying collateral also deteriorated during 2008, necessitating an increased provision for loan losses.

          The allowance for loan losses totaled $7,075,000, $5,638,000 and $5,002,000 at December 31, 2008, 2007, and 2006, respectively. This represented 1.40%, 1.14% and 1.18% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. During 2008, the provision for loan losses was $3,045,000, and the charge-offs were $1,788,000. During 2007, the provision for loan losses was $690,000, and the charge-offs were $80,000. In 2006, the provision for loan losses was $683,000, while charge-offs were $59,000.

TABLE 3

	Allocation of the Allowance for Loan Losses

	(Dollar amounts in thousands)
		2008		2007		2006		2005		2004

	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans

Real Estate	$4,712	69.9%	$3,669	71.1%	$3,864	74.9%	$3,373	78.5%	$1,940	73.9%
Construction	1,388	13.0%	1,576	11.6%	539	8.7%	365	6.8%	755	8.4%
Commercial	932	16.5%	370	16.6%	582	15.6%	611	13.8%	415	17.0%
Consumer	43	0.6%	23	0.7%	17	0.8%	25	0.9%	23	0.7%

Total	$7,075	100.0%	$5,638	100.0%	$5,002	100.0%	$4,374	100.0%	$3,133	100.0%

          Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2008. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4

	Allowance for Loan Losses Historical Analysis

	For the year ended December 31,
(Dollar amounts in thousands)	2008	2007	2006	2005	2004

Balance at Beginning of Period	$5,638	$5,002	$4,374	$3,133	$3,155
Provision for Loan Losses	3,045	690	683	628	408

Charge-offs:
Real Estate	(493)	(48)	0	(70)	(383)
Commercial	(1,284)	(19)	(49)	(34)	(31)
Consumer	(11)	(13)	(10)	(6)	(17)

Total	(1,788)	(80)	(59)	(110)	(431)

Recoveries:
Real Estate	36	15	—	—	—
Commercial	144	10	3	22	—
Consumer	—	1	1	1	1

Total	180	26	4	23	1
Net Charge-offs	(1,608)	(54)	(55)	(87)	(430)

Allowance acquired in business combination	—	—	—	700	—

Balance at End of Period	$7,075	$5,638	$5,002	$4,374	$3,133

Percentages
Allowance for loan losses/total loans	1.40%	1.14%	1.18%	1.14%	0.92%
Net charge-offs/real estate loans	0.14%	0.01%	0.00%	0.02%	0.15%
Net charge-offs/commercial loans	1.37%	0.01%	0.07%	0.02%	#VALUE!
Net charge-offs/consumer loans	#VALUE!	0.33%	0.27%	0.15%	0.62%
Net charge-offs/total loans	0.32%	0.01%	0.01%	0.02%	0.13%
Allowance for loan losses/non-performing loans	50.17%	49.18%	190.33%	25729.41%	111.97%

The increase in charge-offs during 2008 is primarily related to problems related to specific borrowers rather than problems with a specific segment of the loan portfolio. In particular, borrowers who had exposure to real estate projects outside of San Mateo and San Francisco counties were identified as having a relatively higher risk profile than those operating solely in these two counties. If real estate values continue to decline in the future, an increase in our allowance for loan losses may be warranted.

Non-performing Assets.

          Non-performing assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2008, 2007 and 2006, had non-accrual loans performed as agreed, approximately $692,000, $547,000, and $70,000, respectively, would have accrued in additional interest.

          Table 5 provides a summary of contractually past due loans for the most recent five years. Nonperforming loans were 1.8% of total loans at December 31, 2008 compared to 2.4% of total loans at December 31, 2007. Nonperforming loans were 2.4% of total loans at December 31, 2007 compared to 0.6% of total loans at December 31, 2006. Management believes the current list of past due loans are collectible and does not anticipate significant losses. Nonperforming loans at December 31, 2008 include five Real Estate loans compared to four Real Estate loans at December 31, 2007. The one nonperforming Real Estate loan at the end of 2006 has since paid off.

TABLE 5

	Analysis of Nonperforming Assets

	Year ended December 31

(Dollar amounts in thousands)	2008	2007	2006	2005	2004

Accruing loans 90 days or more	$—	$—	$—	$—	$—
Nonaccrual loans	14,102	11,465	2,628	17	2,798
Other real estate owned	3,557	440	—	—	—

Total	$17,659	$11,905	$2,628	$17	$2,798

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2008, 2007 or 2006.

Nonaccrual loans at December 31, 2008 consist of several single family residence loans and commercial loans as well as some commercial real estate loans. The Bank is working with our borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned consists of two single family residences and a land development parcel. The Bank is actively marketing these properties. However, given current market conditions, there can be no assurance that these properties can be sold in the near future.

Noninterest Income

          The following table sets forth the principal components of noninterest income:

TABLE 6

	Noninterest Income
				Variance		Variance
	Years ended December 31,			2008 vs. 2007		2007 vs. 2006
(Dollar amounts in thousands)	2008	2007	2006	Amount	Percent	Amount	Percent

Service charges	$2,888	$2,580	$2,463	$308	11.9%	$117	4.8%
Death benefit bank owned life insurance policy	760	—	—	760	—	—	—
Credit card fees	749	778	839	(29)	-3.7%	(61)	-7.3%
Gain on sale of other equity securities	—	—	1,352	—	—	(1,352)	-100.0%
Gain on sale of other real estate owned	(2)	—	756	—	—	(756)	-100.0%
Gain (loss) on sale or impairment of securities AFS	(290)	4	(11)	(294)	7350.0%	15	136.4%
Other income	938	938	860	0	0.0%	78	9.1%

Total noninterest income	$5,043	$4,300	$6,259	$745	17.3%	($1,959)	-31.3%

Total noninterest income consists mainly of service charges on deposits. The increase in service charges on deposits in 2008 over 2007 is primarily attributable to an increase in non-sufficient-funds fees and ATM surcharge fees. The increased non-sufficient-funds fees are the result of increased liquidity problems that some of our deposit customers are facing, stemming from the current economic downturn. The increase in ATM surcharge fees is a function of increased demand for cash from our ATM machines by those who do not have a deposit relationship with the Bank. Noninterest income in 2008 included proceeds from a life insurance contract related to death benefits received from a policy that was placed on the life of an executive who is no longer working at the Bank. Noninterest income in 2006 included a gain on sale of other equity securities of $1,352,000 related to the sale of Pacific Coast Banker’s Bank stock and a gain of $756,000 on sale of other real estate owned in 2006. The principal source of Other Income was policy dividends on Officers’ Life Insurance, which was $404,000, $364,000, and $304,000 in the years 2008, 2007 and 2006, respectively, which reflected an increased investment in these policies.

Noninterest Expenses

          The following table sets forth the various components of noninterest expense:

TABLE 7

	Noninterest Expenses
				Variance		Variance
	Years ended December 31,			2008 vs. 2007		2007 vs. 2006
(Dollar amounts in thousands)	2008	2007	2006	Amount	Percent	Amount	Percent

Salaries and employee benefits	$14,335	$12,778	$12,300	$1,557	12.2%	478	3.9%
Occupancy expense	2,081	1,975	1,728	106	5.4%	247	14.3%
Equipment expense	1,930	1,620	1,665	310	19.1%	(45)	-2.7%
Professional fees	1,149	1,303	1,278	(154)	-11.8%	25	2.0%
Telephone, postage, supplies	1,029	1,017	1,056	12	1.2%	(39)	-3.7%
Advertising expense	686	942	770	(256)	-27.2%	172	22.3%
Bankcard expenses	697	708	797	(11)	-1.6%	(89)	-11.2%
Data processing expense	495	503	452	(8)	-1.6%	51	11.3%
Surety insurance	842	502	479	340	67.7%	23	4.8%
Director expense	180	195	207	(15)	-7.7%	(12)	-5.8%
Other	1,920	1,639	1,028	281	17.1%	611	59.4%

Total noninterest expense	$25,344	$23,182	$21,760	$2,162	9.3%	$1,422	6.5%

          Total noninterest expenses for the year ended December 31, 2008 were $25,344,000 compared to $23,182,000 and $21,760,000 for the years ended December 31, 2007 and 2006. Salaries and employee benefits were $14,335,000 in 2008, $12,778,000 in 2007, and $12,300,000 in 2006. Salaries and employee benefits represent over 50% of noninterest expense. They increased by 12.2% in 2008 over 2007 and 3.9% in 2007 over 2006. During the third quarter of 2008, a Call Center was established; there were also support staff increases in the loan area during 2008. In an effort to stem the increasing salaries and employee benefits costs, the company instituted a downsizing program, whereby eight staff positions were eliminated in the fourth quarter. In a further effort to reduce expenses, advertising expense decreased by $256,000 in 2008 compared to 2007. Within this category, efficiencies were achieved by decreasing advertising in the media, community and through advertising agencies, which decreased $185,000. Surety insurance increased $340,000 in 2008 over 2007. The principal item in this expense is FDIC insurance, which increased by $378,000, while the remaining items (Office of the Comptroller of the Currency assessment, Local Agency assessment and regular insurance) declined $38,000 net in the same period. Other expense, which includes numerous smaller accounts, increased $281,000 in 2008 over 2007. The principal increase was an Other Real Estate Owned write-down of $218,000. which is primarily related to a single family residence in San Jose, while the remaining thirty-seven expense categories increased a net $63,000. Other expense increased $611,000 in 2007 over 2006, due primarily to Low Income Housing investment expenses of $219,000. The remaining thirty-seven expense categories increased a net $392,000.

Balance Sheet Analysis

          Total assets of the Company were $660,957,000, an increase of 2.6% over 2007. Total assets were $644,465,000 at December 31, 2007, an increase of 10.9% over 2006. Assets averaged $658.1 million in 2008, compared to $623.4 million in 2007 and $575.1 million in 2006. Average earning assets increased from $520.9 million in 2006 to $567.2 in 2007 and $598.4 million in 2008. Average earning assets represented 90.6% of total average assets in 2006, 91.0% in 2007 and 90.9% in 2008. Average interest-bearing liabilities were $386.3 million in 2006, $426.4 million in 2007 and $463.5 million in 2008.

Loans

          The loan portfolio is the principal earning asset of the Bank. Loans outstanding at December 31, 2008 increased by $9.8 million or 2.0% over December 31, 2007. December 31, 2007 increased by $70.8 million or 16.7% over December 31, 2006.

          Real estate loans increased by $1.0 million or 0.3% in 2008 compared to 2007, and they increased by $33.4 million or 10.5% in 2007 compared to 2006. Construction loans increased by $8.3 million or 14.4% in 2008 compared to 2007, and they increased by $20.3 million or 54.6% in 2007 compared to 2006. This increase occurred despite a tightening in our underwriting standards. Commercial loans increased by $1.2 million in 2008 or 1.5% compared to 2007, and increased by $16.1 million in 2007 or 24.3% compared to 2006. Consumer loans represent a nominal portion of total loans. They decreased by $0.5 million in 2008 or 13.6% compared to 2007, and they increased $0.4 million in 2007 or 10.9% compared to 2006.

          Table 8 presents a detailed analysis of loans outstanding at December 31, 2004 through December 31, 2008.

TABLE 8

	Loan Portfolio

	December 31

(Dollar amounts in thousands)	2008	2007	2006	2005	2004

Real Estate loans	$353,011	$352,050	$318,655	$302,813	$255,433
Construction loans	65,647	57,362	37,094	26,243	28,997
Commercial loans	83,442	82,228	66,139	53,070	58,849
Consumer loans	3,136	3,636	3,279	3,420	2,589

Sub total	505,236	495,276	425,167	385,546	345,868
Net deferred loan fees	(177)	(64)	(728)	(948)	(1,628)

Total	$505,059	$495,212	$424,439	$384,598	$344,240

          The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2008.

TABLE 9

(Dollar amounts in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five Years	Total

Real Estate loans	$184,190	114,207	54,614	$353,011
Construction loans	34,252	21,239	10,156	65,647
Commercial loans	43,538	26,995	12,909	83,442
Consumer loans	1,636	1,015	485	3,136

Sub total	263,616	163,456	78,164	505,236
Net deferred loan fees	(92)	(58)	(27)	(177)

Total	$263,524	$163,398	$78,137	$505,059

Investment Portfolio

          Investments at December 31, 2008 were $99,221,000, an increase of $4,789,000 or 5.1% over December 31, 2007. At December 31, 2007, they were $94,432,000, a decrease of $513,000 or 0.5% from 2006.

          Available funds are first used to fund Loans, purchase investments, pay down borrowings, or sold as Federal Funds. The Company’s primary source of funds is the deposit base. If more funds are needed, investment maturities, calls and sales from the Investment Portfolio may be used, which accounts for the volume variances in Investments year over year. The Bank’s investment portfolio is concentrated in debt securities of U. S. Government Agencies and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2008:

TABLE 10

(Dollar amounts in thousands)	Due In One Year Or Less	Yield	After One Year Through Five Years	Yield	After Five Years Through Ten Years	Yield	Due After Ten Years	Yield	Fair Value	Maturity In Years	Average Yield

U. S. Government Agencies	$7,723	3.08%	$37,589	3.56%	1,878	4.46%	$12,252	5.57%	$59,442	2.46	3.94%
States & Political Subdivisions	3,817	3.85%	23,934	3.76%	12,028	3.81%	—	—	39,779	4.23	3.78%
Total	$11,540	3.34%	$61,523	3.64%	$13,906	3.89%	$12,252	5.57%	$99,221	5.31	3.88%

The following table shows the securities portfolio mix at December 31, 2008, 2007 and 2006.

	2008		2007		2006

(Dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government Agencies	$57,995	59,442	38,370	38,672	29,197	29,132
States & Political Subdivisions	38,918	39,779	52,357	52,760	59,693	59,761
Corporate Debt	—	—	2,999	3,000	3,984	3,974
Other Securities	—	—	—	—	2,078	2,078

Total	$96,913	99,221	93,726	94,432	94,952	94,945

Deposits

          The increase in average earning assets in 2008 was funded by increases in average deposits and from increased Federal Home Loan Bank advances. During 2008, average deposits were $508,023,000, a decrease of $1,473,000, or 0.3% over 2007. During 2007, average deposits were $509,496,000, an increase of $18,916,000, or 3.9% over 2006. In 2008, average interest-bearing deposits were $389,239,000, an increase of $3,509,000, or 0.9% over 2007. In 2007, average interest-bearing deposits were $385,730,000, an increase of $17,107,000, or 4.6% over 2006. The prime lending rate rose from 5.25% at the beginning of 2005 to 7.25% at the end of 2005 and 8.25% at the end of 2006. The rate did not change again until September 18, 2007, when it dropped to 7.75%, followed by a decrease to 7.50% on October 31, 2007 and 7.25% on December 11, 2007. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.3% in 2005, 0.5% in 2006 and 0.7% in 2007. Money market deposit costs averaged 2.9% in 2006, 3.4% in 2007 and 2.3% in 2008. Savings rates averaged 0.5% in 2006 and 2007 and 0.3% in 2008. Finally, average interest on time certificates of deposit of $100,000 or more was 4.0% in 2006, 4.9% in 2007 and 3.6% in 2008. On certificates under $100,000, average rates were 3.1% in 2006, 3.7% in 2007 and 2.8% in 2008.

          The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12

	Average Deposits and Average Rates paid for the period ending December 31,
	2008			2007			2006

(Dollar amounts in thousands)	Average Balance	Average Rate	% of total Deposits	Average Balance	Average Rate	% of total Deposits	Average Balance	Average Rate	% of total Deposits

Deposits:
Interest-bearing demand	$59,472	0.6%	11.7%	$59,491	0.7%	11.7%	$62,382	0.5%	12.2%
Money market	140,177	2.3%	27.6	136,672	3.4%	26.8	119,779	2.9%	23.5
Savings	46,695	0.3%	9.2	48,633	0.5%	9.5	53,965	0.5%	10.6
Time deposits $100,000 or more	89,705	3.6%	17.7	85,115	4.9%	16.7	73,061	4.0%	14.3
Time deposits under $100,000	53,190	2.8%	10.5	55,819	3.7%	11.0	59,436	3.1%	11.7

Total interest bearing deposits	$389,239	2.2%	76.6	$385,730	3.0%	75.7	$368,623	2.4%	72.4

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13

Analysis of Time Deposits $100,000 or more at December 31, 2008

(Dollar amounts in thousands)		Over Three	Over Six	Over
Total Deposits	Three Months	To Six	To Twelve	Twelve
$100,000 or more	Or Less	Months	Months	Months

90,176	50,932	16,686	15,891	6,667

Capital

          At December 31, 2008, shareholders’ equity of the Company was $68,149,000 an increase of $1,604,000 or 2.4% over 2007; at December 31, 2007, shareholders’ equity of the Company was $66,545,000, an increase of $4,482,000 or 7.2% over 2006. The increases were primarily attributable to retention of net income after payment of cash dividends of $1,772,000 in 2008, $1,720,000 in 2007 and, $1,633,000 in 2006.

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

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2008, 2007 and 2006 for the Bank.

TABLE 14

Risk-Based Capital Ratios	2008	2007	2006		Minimum “Well Capitalized” Requirements

Total Capital	11.84%	11.42%	11.98%	≥	10.00%
Tier 1 Capital	10.65%	10.47%	11.03%	≥	6.00%
Leverage ratios	9.68%	9.84%	10.06%	≥	5.00%

Subsequent to December 31, 2008, the Company accepted a $12 million dollar investment in Preferred Shares issue to the U. S. Department of the Treasury. The funds were subsequently contributed to the Bank. If this capital investment had been received on December 31, 2008, the Bank’s risk-based capital ratios would have been as follows:

Risk-Based Capital Ratios	Pro Forma at December 31, 2008

Total Capital	13.78%
Tier 1 Capital	12.59%
Leverage ratio	11.29%

Liquidity

          The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from other banks accounts, including time deposits, federal funds sold, and Securities Available-for-Sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2008, the Company’s primary liquidity was 17.26%, compared to 17.10% in 2007 and 20.98% in 2006. Total Liquid Assets were $114,086,000 in 2008, $110,182,000 in 2007 and $121,967,000 in 2006. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

          Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizable source of relatively stable low-cost funds. The Company’s average core deposits represented 61.8% of average total liabilities of $590,620,000 for the year ended December 31, 2008, 65.9% of average total liabilities of $559,097,000 for the year ended December 31, 2007 and 69.4% of average total liabilities of $516,155,000 for the year ended December 31, 2006.

          As of December 31, 2008, the Company had contractual obligations and other commercial commitments totaling approximately $205,553,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2008. These obligations and commitments will be funded primarily by loan repayments and the Company’s liquidity sources, such as cash and due from other banks, federal funds sold, securities available for sale, as well as time deposits.

TABLE 15

	Payments Due by Period
(Dollar amounts in thousands) Contractual Obligations	Total	1 year or less	Over 1 to 3 years	Over 3 to 5 years	Over 5 years

Federal Home Loan Bank Advances	$86,100	$81,100	$5,000	—	—
Operating Leases	1,798	566	740	492	—
Salary Continuation Agreements	1,834	418	260	260	$896

Total Contractual Cash Obligations	$89,732	$82,084	$6,000	$752	$896

	Amount of Commitment Expirations Per Period
(Dollar amounts in thousands) Other Commercial Commitments	Total Amounts Committed	1 year or less	Over 1 to 3 years	Over 3 to 5 years	Over 5 years

Lines of Credit	$73,735	$60,486	$6,666	$4,320	$2,263
Standby Letters of Credit	2,743	2,643	—	100	—
Guarantees	—	—	—	—	—
Other Commercial Commitments	39,343	29,948	7,895	1,500	—

Total Commercial Commitments	$115,821	$93,077	$14,561	$5,920	$2,263

          The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate rose from 5.25% at the beginning of 2005 to 7.25% at the end of 2005 and 8.25% at the end of 2006. The rate decreased to 7.25% at the end of 2007, and to 3.25% at the end of 2008. The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

          Ongoing management of the Company’s interest rate sensitivity in order to keep interest rate risk levels within acceptable limits. Management can adjust the Bank’s interest rate by controlling the mix and maturity of assets and liabilities. Management regularly reviews the Company’s position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate sensitivity position including the sale or purchase of assets and product pricing.

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company’s ability to attract deposits and obtain short term credit through established borrowing lines. The primary source of liability liquidity is the Bank’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has federal fund borrowing facilities for a total of $40,000,000, a Federal Home Loan Bank line of credit of up to 30% of total assets, and a Federal Reserve Bank borrowing facility. Management believes the Company’s liquidity sources at December 31, 2008 are adequate to meet its operating needs in 2009 and into the foreseeable future. Subsequent to December 31, 2008, the Company received a $12,000,000 investment in Company Preferred Stock from the U. S. Department of the Treasury. This investment was then contributed to the Bank as an additional capital contribution. These funds are intended to fund loan workout programs and to bolster lending activity of the Bank.

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

TABLE 16

	Return on Equity and Assets (Key financial ratios are computed on average balances)
	Year Ended December 31,
	2008	2007	2006

Return on average assets	0.60%	1.07%	1.32%
Return on average equity	5.87%	10.39%	12.86%
Dividend payout ratio	44.71%	25.69%	21.43%
Average equity to assets ratio	10.25%	10.31%	10.25%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2008, using current discount rates, and an estimate of net interest income for 2009 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2008 levels. The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2008 and net interest income for 2009 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17

(Dollar amounts in thousands)	Market Risk in Securities Interest Rate Shock At December 31, 2008
Available for Sale securities
	Rates Decline			Rates Increase

Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$4,708	$3,609	$2,308	$872	$(988)
Change from current	$2,400	$1,301		($1,436)	($3,296)

(Dollar amounts in thousands)	Market Risk on Net Interest Income At December 31, 2008
	Rates Decline			Rates Increase

Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$28,963	$28,380	$27,920	$28,292	$28,776
Change from current	$1,043	$460		$372	$856

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary, (the Company) as of December 31, 2008 and 2007 and the related statements of earnings, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2008. We have also audited FNB Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FNB Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancorp and subsidiary as of December 31, 2008 and 2007 and the results of its operations and cash flows for each of the three years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion FNB Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.”

/s/ Moss Adams, LLP

Stockton, California
March 13, 2009

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 and 2007

(Dollar amounts in thousands)	2008	2007

Assets
Cash and due from banks	$14,865	$15,750

Cash and cash equivalents	14,865	15,750

Securities available-for-sale	99,221	94,432
Loans, net of allowance for loan losses of $7,075 and $5,638 on December 31, 2008 and 2007	497,984	489,574
Bank premises, equipment & leasehold improvements	13,030	13,686
Other real estate owned	3,557	440
Goodwill	1,841	1,841
Accrued interest receivable & other assets	30,459	28,742

Total Assets	$660,957	$644,465

Liabilities & Stockholders’ Equity

Deposits:
Demand, noninterest bearing	$121,237	$120,423
Demand, interest bearing	58,451	61,215
Savings	179,382	181,276
Time	141,840	136,341

Total deposits	500,910	499,255

Federal Home Loan Bank advances	86,100	66,000
Federal funds purchased	–	5,595
Accrued expenses & other liabilities	5,798	7,070

Total liabilities	592,808	577,920

Commitments and contingencies (notes 10 and 14)

Stockholders’ equity:
Common stock, no par value: authorized 10,000,000 shares; issued and outstanding 3,030,000 and 2,965,000 shares on December 31, 2008 and 2007, respectively	43,827	43,089
Retained earnings	22,960	23,039
Accumulated other comprehensive income	1,362	417

Total stockholders’ equity	68,149	66,545

Total liabilities and stockholders’ equity	$660,957	$644,465

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share)	2008	2007	2006

Interest income:
Interest and fees on loans	$35,515	$38,035	$31,898
Interest and dividends on taxable securities	2,243	1,733	2,576
Interest on tax-exempt securities	1,563	2,035	2,039
Federal funds sold	106	487	683

Total interest income	39,427	42,290	37,196
Interest expense:
Deposits	8,404	11,529	8,839
Federal Home Loan Bank advances	3,084	2,070	880
Fed funds purchased	19	58	102

Total interest expense	11,507	13,657	9,821

Net interest income	27,920	28,633	27,375
Provision for loan losses	3,045	690	683

Net interest income after provision for loan losses	24,875	27,943	26,692

Noninterest income:
Service charges	2,888	2,580	2,463
Death benefit bank owned life insurance policy	760	–	–
Credit card fees	749	778	839
Gain on sale of other equity securities	–	–	1,352
(Loss) gain on sale of other real estate owned	(2)	–	756
(Loss) gain on impairment and called investment securities	(290)	4	(11)
Other	938	938	860

Total noninterest income	5,043	4,300	6,259

Noninterest expense:
Salaries and employee benefits	14,335	12,778	12,300
Occupancy expense	2,081	1,975	1,728
Equipment expense	1,930	1,620	1,665
Professional fees	1,149	1,303	1,278
Telephone, postage, supplies	1,029	1,017	1,056
Advertising expense	686	942	770
Bankcard expense	697	708	797
Data processing expense	495	503	452
Surety insurance	842	502	479
Director expense	180	195	207
Other	1,920	1,639	1,028

Total noninterest expense	25,344	23,182	21,760

Earnings before income tax expense	4,574	9,061	11,191
Income tax expense	611	2,382	3,609

Net earnings	$3,963	$6,679	$7,582

Earnings per share data:
Basic	$1.29	$2.13	$2.42
Diluted	$1.28	$2.10	$2.37
Weighted average shares outstanding:
Basic	3,077	3,139	3,133
Diluted	3,099	3,173	3,203

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2008, 2007 and 2006

				Accumulated
				other
	Common stock		Retained	comprehensive	Comprehensive
(Dollar amounts in thousands)	Shares	Amount	earnings	income(Loss)	income	Total

Balance at December 31, 2005	2,700	$34,812	$20,832	$(401)		$55,243
Net earnings	—	—	7,582	—	$7,582	7,582
Other comprehensive income:
Unrealized gain on securities, net of tax provision of $276	—	—	—	397	397	397

Comprehensive income					$7,979

Cash dividends of $0.15 per share, quarterly	—	—	(1,625)	—		(1,625)
Stock dividend of 5%	136	4,679	(4,679)	—		—
Cash on fractional shares related to stock dividend	—	—	(8)	—		(8)
Stock-based compensation expense	—	39	—	—		39
Stock repurchased and retired	(2)	(73)	—	—		(73)
Stock options exercised, including tax benefit of $83	19	508	—	—		508

Balance at December 31, 2006	2,853	39,965	22,102	(4)		62,063
Net earnings			6,679		$6,679	6,679
Other comprehensive income:
Unrealized gain on securities, net of tax provision of $292	—	—	—	421	421	421

Comprehensive income					$7,100

Cash dividends of $0.15 per share, quarterly	—	—	(1,716)	—		(1,716)
Stock dividend of 5%	141	4,022	(4,022)	—		—
Cash on fractional shares related to stock dividend	—	—	(4)	—		(4)
Stock-based compensation expense	—	68	—	—		68
Stock repurchased and retired	(46)	(1,334)	—	—		(1,334)
Stock options exercised, including tax benefit of $22	17	368	—	—		368

Balance at December 31, 2007	2,965	43,089	23,039	417		66,545
Net earnings	—	—	3,963	—	$3,963	3,963
Other comprehensive income:
Unrealized gain on securities, net of tax provision of $657,000	—	—	—	945	945	945

Comprehensive income					$4,908

Cash dividends of $0.15 per share, quarterly	—	—	(2,226)	—		(2,226)
Stock dividend of 5%	146	1,816	(1,816)	—		—
Stock-based compensation expense	—	171	—	—		171
Stock repurchased and retired	(92)	(1,464)	—	—		(1,464)
Stock options exercised, including tax benefit of $8	11	215	—	—		215

Balance at December 31, 2008	3,030	$43,827	$22,960	$1,362		$68,149

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

(Dollar amounts in thousands)
Cash flows from operating activities:
Net earnings	$3,963	$6,679	$7,582
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,928	1,264	1,220
Loss (gain) on sale or impairment of securities available-for-sale	290	(4)	11
Gain on sale of other equity securities	–	–	(1,352)
Loss (gain) on sale of other real estate owned	2	–	(756)
Write-down of other real estate owned	398	–	–
Stock-based compensation expense	171	68	39
Provision for loan losses	3,045	690	683
Deferred taxes	(470)	(306)	(7)
(Increase) decrease in interest receivable and other assets	(1,249)	(1,806)	669
(Decrease) increase in accrued expenses and other liabilities	(2,385)	(861)	1,011

Net cash provided by operating activities	5,693	5,724	9,100

Cash flows from investing activities:
Proceeds from matured/called securities available-for-sale	58,445	37,159	65,092
Purchases of securities available-for-sale	(62,253)	(38,005)	(45,949)
Proceeds from sale of other real estate owned	–	–	3,356
Net increase in loans	(14,970)	(71,267)	(40,069)
Proceeds from sales of bank premises, equipment, and leasehold improvements	15	–	541
Purchases of bank premises, equipment, and leasehold improvements	(956)	(1,479)	(3,172)

Net cash used in investing activities	(19,719)	(73,592)	(20,201)

Cash flows from financing activities:
Net (decrease) increase in demand and savings deposits	(3,843)	15,736	(19,534)
Net increase (decrease) in time deposits	5,499	1,951	(6,443)
Increase in FHLB advances	20,100	36,000	30,000
Net (decrease) increase in federal funds purchased	(5,595)	5,595	–
Cash dividends paid	(1,771)	(1,720)	(1,633)
Exercise of stock options including tax benefit of $8 in 2008, $22 in 2007 and $83 in 2006	215	368	508
Repurchases of common stock	(1,464)	(1,334)	(73)

Net cash provided by financing activities	13,141	56,596	2,825

Net increase (decrease) in cash and cash equivalents	(885)	(11,272)	(8,276)

Cash and cash equivalents at beginning of year	15,750	27,022	35,298

Cash and cash equivalents at end of year	$14,865	$15,750	$27,022

Additional cash flow information:
Interest paid	$12,226	$13,215	$9,533
Income taxes paid	1,590	2,335	4,020
Noncash - stock dividend	4,141	4,022	4,679
Change in unrealized gain(loss) in securities available-for-sale	945	421	397
Loans transferred to Other Real Estate Ow ned	3,515	440	–

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(1)	The Company and Summary of Significant Accounting Policies

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

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are amounts restricted for the Federal Reserve requirement of approximately $3,046,000 and $791,000 at December 31, 2008 and 2007, respectively.

	(c)	Investment Securities

Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2008 or 2007. Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized. A decline in the market value of any security available-for-sale or held-to-maturity below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Amortization of premiums and accretion of discounts on debt securities are included in interest income over the life of the related security held-to-maturity or available-for-sale using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(d)	Derivatives

All derivatives contracts are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2008 and 2007.

(e)	Loans

Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses. An unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield, are deferred and amortized over the contractual term of the loan using the interest method.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. Net interest written off in 2008 was $692,000 (see Allowance for Loan Losses discussed in the Management Discussion and Analysis section).

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2008. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(g)	Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation using the straight-line method over the estimated service lives of related assets ranging from 3 to 50 years original life. Leasehold improvements are amortized over the estimated lives of the respective leases or the service lives of the improvements, whichever is shorter.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

On October 24, 2008, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend resulting in approximately 145,310 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 15, 2008, to shareholders of record on November 28, 2008. The earnings per share data for all periods presented has been adjusted for this stock dividend.

(j)	Income Taxes

Deferred income taxes are determined using the assets and liabilities method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the collectibility of the asset is in doubt. During 2008, the Company recorded a tax valuation of $368,000. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Accounting for Income Tax Uncertainties

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had unrecognized tax benefits of $37,500 at December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company believes that any penalties and interest penalties that may exist are not material and have not been accrued for.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(k)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 305,258 and 44,290 antidilutive shares in the years ended December 31, 2008 and 2007, respectively. There were no antidilutive shares in the year ended December 31, 2006.

For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

(Number of shares in thousands)	2008	2007	2006

Weighted average common shares outstanding-used in computing basic earnings per share	3,077	3,139	3,133
Dilutive effect of stock options outstanding, using the treasury stock method	22	34	70

Shares used in computing diluted earnings per share	3,099	3,173	3,203

(l)	Stock Option Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment”. Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s vesting period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2008, 2007 and 2006. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. FNB Bancorp stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

          Fair Value Measurement. The following tables present information about the Company’s assets and liabilities measured at fair value as of December 31, 2008, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2008, Using

Description	Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$99,221	$—	$99,221	$—

Total assets measured at fair value	$99,221	$—	$99,221	$—

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale-Securities. Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2008, Using

Description	Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses
Impaired loans	$13,440	$—	$—	$13,440	$(678)

Total impaired loans measured at fair value	$13,440	$—	$—	$13,440	$(678)

Impaired Loans. The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, and a specific allowance for loan losses is established, loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In accordance with SFAS No. 157, impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3. Specific reserves of $678,000 have been established for impaired loans as of December 31, 2008.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(n)	Income Tax Credits

At December 31, 2008, the Bank had a $2,529,000 equity investment in three partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments to provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the tax credits allocated to the Company. The expected residual value of the investment is zero and therefore was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized.

(o)	Reclassifications

Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on net income or retained earnings.

(p)	Bank Owned Life Insurance

The Company purchased insurance on the lives of certain executives. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of income. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $10,781,000 and $9,617,000 at December 31, 2008 and 2007, respectively. During 2008, the Company realized $760,000 in death benefits from a life insurance contract covering a former executive of the Company.

(q)	Federal Home Loan Bank Borrowings

The Bank maintains a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco. Under this line, the Bank may borrow on a short term or a long term (over one year) basis. FHLB advances are recorded and carried at their historical cost. FHLB advances are not transferable and may contain prepayment penalties. In addition to the collateral pledged, the Company is required to hold prescribed amounts of FHLB stock that vary with the usage of FHLB credits.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(r)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. Statement No. 159 establishes a fair value option that allows an entity to designate individual financial assets and liabilities as fair value option instruments. Under the fair value option, the change in unrealized gains and losses created by the change in fair value of financial instruments shall be reported in an entity’s earnings for each reporting period. Additional disclosures regarding fair value for financial assets and liabilities accounting for under the fair value option are also required. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any of its financial assets or liabilities and therefore the adoption did not have a material effect.

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
December 31, 2008, 2007 and 2006

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

Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2008 and 2007, the Bank maintained deposits in excess of the FRB reserve requirement.

(3)	Securities Available-for-Sale

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying value

December 31, 2008:
Obligations of U.S. Government agencies	$57,995	$1,447	$—	$59,442
Obligations of states and political subdivisions	38,918	914	(53)	39,779

	$96,913	$2,361	($53)	$99,221

December 31, 2007:
Obligations of U.S. Government agencies	$38,370	$302	$—	$38,672
Obligations of states and political subdivisions	52,357	440	(37)	52,760
Corporate debt	2,999	2	(1)	3,000

	$93,726	$744	($38)	$94,432

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2008 and December 31, 2007 follows.

December 31, 2008: (Dollar amounts in thousands)	Total Fair Value	Less than 12 Months Unrealized Losses	Total Fair Value	12 Months or Longer Unrealized Losses	Total Fair Value	Total Unrealized Losses
Obligations of states and political subdivisions	$3,039	($53)	$—	$—	$3,039	($53)

Total	$3,039	($53)	$—	$—	$3,039	($53)

At December 31, 2007: (Dollar amounts in thousands)	Fair Value	Less than 12 Months Unrealized Losses	Total Fair Value	12 Months or Longer Unrealized Losses	Total Fair Value	Total Unrealized Losses
Obligations of states and political subdivisions	$2,007	($13)	$8,486	$(24)	$10,493	($37)
Corporate debt	996	(1)	—	—	996	(1)

Total	$3,003	($14)	$8,486	$(24)	$11,489	($38)

At December 31, 2008, there were no securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2008. The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Carrying Value
Available-for-sale:
Due in one year or less	$11,384	$11,540
Due after one through five years	59,995	61,523
Due after five years through ten years	13,681	13,906
Due after ten years	11,853	12,252

	$96,913	$99,221

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

For the years ended December 31, 2008, 2007 and 2006, gross realized gains amounted to $205,000, $4,000 and $185,000, respectively. For the years ended December 31, 2008, 2007 and 2006, gross realized losses amounted to $495,000, $0 and $196,000, respectively.

At December 31, 2008 and 2007, securities with an amortized cost of $91,456,000 and $83,874,000, and fair value of $93,635,000 and $84,505,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

As of December 31, 2008 and 2007, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $702,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

(4)	Loans, Net

Loans are summarized as follows at December 31:

(Dollar amounts in thousands)	2008	2007

Real Estate	$353,011	$352,050
Construction	65,647	57,362
Commercial	83,442	82,228
Consumer	3,136	3,636

Gross loans	505,236	495,276

Net deferred loan fees	(177)	(64)
Allowance for loan losses	(7,075)	(5,638)

Net loans	$497,984	$489,574

The Bank had total impaired loans of $14,118,000 and $12,158,000 at December 31, 2008 and 2007, respectively. The allowance for loan losses related to the impaired loans was $678,000 and $707,000 as of December 31, 2008 and 2007, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $2,558,000 and $11,451,000 as of December 31, 2007 and 2006. The average recorded investment in impaired loans during 2008, 2007 and 2006 was $12,193,000, $6,036,000 and $610,000, respectively. Interest income on impaired loans of $64,000, $69,000 and $3,000 was recognized for cash payments received in 2008, 2007, and 2006, respectively. The amount of interest on impaired loans not collected in 2008, 2007 and 2006, was $692,000, $547,000 and $70,000, respectively. The cumulative amount of unpaid interest on impaired loans was $1,022,000, $547,000 and $70,000 at December 31, 2008, 2007 and 2006, respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(5)	Allowance for Loan Losses

Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

(Dollar amounts in thousands)
	2008	2007	2006

Balance, beginning of year	$5,638	$5,002	$4,374
Loans charged off	(1,788)	(80)	(59)
Recoveries	180	26	4

Net loans charged off	(1,608)	(54)	(55)

Provision for loan losses	3,045	690	683

	$7,075	$5,638	$5,002

(6)	Related Party Transactions

In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank’s policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties in 2008 and 2007:

(Dollar amounts in thousands)	2008	2007

Balance, beginning of year	$10,374	$3,521
Additions	8,624	7,706
Repayments	3,468	853

Balance, end of year	$15,530	$10,374

(7)	Bank Premises, Equipment, and Leasehold Improvements

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2008	2007

Buildings	$9,134	$9,032
Equipment	8,701	8,667
Leasehold improvements	1,043	1,010

	18,878	18,709
Accumulated depreciation and amortization	(10,266)	(9,437)

	8,612	9,272
Land	4,418	4,414

	$13,030	$13,686

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $1,597,000, $1,270,000, and $1,183,000, respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(8)	Deposits

The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $90,176,000 and $81,169,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)

Year endind December 31:
2009	$125,475
2010	12,330
2011	4,034
2012	1

$141,840

(9)	Federal Home Loan Bank Advances

As of December 31, 2008, Federal Home Loan Bank (“FHLB”) advances consisted of $81,100,000 in short-term advances due in one year or less, and $5,000,000 in long-term advances due in two years. The interest rate on total advances ranged from 0.05% to 5.57% at year end December 31, 2008. As of December 31, 2007, the short-term advances consisted of $36,000,000 due in one year or less, and in $30,000,000 in long-term advances due in over one to three years. The interest rate on total advances ranged from 3.82% to 5.57% at year end December 31, 2007. Average FHLB advances were $73,777,000 and $39,482,000 in 2008 and 2007, respectively. Weighted average rates were 4.18% and 5.24% in 2008 and 2007, respectively. The maximum amount borrowed during 2008 and 2007 was $93,200,000 and $66,000,000, respectively. At December 31, 2008, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $134,112,000, of which $48,012,000 was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans.

(10)	Commitments and Contingencies

The Bank leases a portion of its facilities and equipment under noncancelable operating leases expiring at various dates through 2013. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The minimum rental commitments under the operating leases as of December 31, 2008 are as follows:

(Dollars in thousands)

Year ending December 31:
2009	$576
2010	403
2011	342
2012	333
2013	148

$1,802

Total rent expense for operating leases was $630,000, $591,000 and $554,000, in 2008, 2007, and 2006, respectively.

The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material effect on the Bank’s financial statements.

(11)	Bank Savings Plan

The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the First National Bank Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law and the Bank’s contribution is discretionary. Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees wages as a profit sharing contribution. The Bank’s contribution to the Plan for the years ended December 31, 2008, 2007, and 2006 was $400,000, $600,000 and $602,000, respectively.

(12)	Salary Continuation and Deferred Compensation Plans

The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2008, 2007, and 2006 was $238,000, $181,000 and $239,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1,833,000 and $2,010,000 at December 31, 2008 and 2007, respectively.

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officer will be entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2008 and 2007, the related liability included in accrued expenses and other liabilities was $848,000 and $1,715,000, respectively. The decrease in 2008 was due to withdrawals by employees in the Plan.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(13)	Income Taxes

The provision for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2008	2007	2006

Current:
Federal	$750	$1,961	$2,789
State	331	727	827

	$1,081	$2,688	$3,616

Deferred:
Federal	$(352)	$(252)	$(69)
State	(118)	(54)	62

	(470)	(306)	(7)

	$611	$2,382	$3,609

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2008	2007	2006

Statutory rates	34.0%	34.0%	34.0%

Increase (decrease) resulting from:
Tax exempt Income for federal purposes	(19.1)	(6.8)	(6.1)
State taxes on income, net of federal benefit	3.3	4.9	5.2
Benefits from low income housing credits	(2.7)	(4.8)	(1.3)
Other, net	(2.2)	(1.0)	0.4

Effective tax rate	13.3%	26.3%	32.2%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The tax effect of temporary differences giving rise to the Bank’s net deferred tax asset is as follows:

	December 31,

(Dollar amounts in thousands)	2008	2007

Deferred tax assets
Allowance for loan losses	$3,162	$2,463
Accrued salaries and officers compensation	1,390	1,423
Capitalized interest on buildings	23	25
Expenses accrued on books, not yet deductible in tax return	803	706
Depreciation	448	586
Net operating loss carryforward	887	1,046
Tax credit carryforwards	429	—

	7,142	6,249
Less: deferred tax asset valuation allowance	(368)	—

	6,774	6,249

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$950	$292
State income taxes	478	405
Core deposit intangible	269	374
Income reflected on books, not on tax return	93	—
Expenses and credits deducted on tax return, not books	8	14

Total deferred tax liabilities	1,798	1,085

Net deferred tax asset (included in other assets)	$4,976	$5,164

As of December 31, 2008, the Bank had no state tax credit carryforwards for income tax purposes as these were all used during 2005. Accordingly, there is no valuation allowance related to these credits as of December 31, 2008 or 2007. Additionally, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income, with the exception of a portion of low income housing credit carryforwards. The Bank has federal net operating loss carryforwards resulting from the acquisition of Sequoia National Bank which expire from December 31, 2011 through December 31, 2020, for a total balance of $2,609,000 as of December 31, 2008. These losses are limited to approximately $469,000 per year under IRS regulations.

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences, with the possible exception of our low income housing tax credit carryforwards. In the opinion of management, a valuation allowance of $368,000 was necessary as of December 31, 2008. This valuation allowance only became necessary during 2008, and is equivalent to 100% of the low income housing credit carryforwards that existed as of December 31, 2008. There was no tax valuation allowance in 2007 or 2006.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

	December 31

(Dollars amounts in thousands)	2008	2007

Financial instruments whose contract amounts represent credit risk:
Undisbursed loan commitments	$35,403	$70,116
Lines of credit	73,735	72,211
Mastercard lines	3,940	3,677
Standby letters of credit	2,743	3,157

	$115,821	$149,161

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2008, there were $1,841,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2008 there were $902,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2009.

The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2008:

(Dollar amounts in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$14,865	$14,865
Securities available for sale	99,221	99,221
Loans, net	497,984	533,277
Bank owned life insurance	10,781	10,781

Financial liabilities:
Deposits	500,910	501,436
Federal Home Loan Bank advances	86,100	86,753

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	4,343

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2007:

(Dollar amounts in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$15,750	$15,750
Securities available for sale	94,432	94,432
Loans, net	489,574	507,981
Bank owned life insurance	9,617	9,617

Financial liabilities:
Deposits	499,255	499,719
Federal Home Loan Bank advances	66,000	66,783

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, and standby letters of credit	—	987

The carrying amounts of loans include $14,118,000 and $11,465,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2008 and 2007, respectively. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following aggregate information is provided at December 31, about the contractual provisions of these loans:

(Dollars amounts in thousands)	2008	2007

Aggregate carrying amount	$14,102	$11,465
Effective rate	7.60%	9.67%
Average term to maturity	10 months	16 months

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the Bank have met all regulatory capital requirements.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

As of December 31, 2008, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The consolidated actual capital amounts and ratios of FNB Bancorp and Subsidiary are also presented in the following table:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions

(Dollar amounts in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2008:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$71,531	11.86%	48,250	≥	8.00%	60,308	≥	n/a
Bank	$71,405	11.84%	48,247	≥	8.00%	60,308	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$64,346	10.67%	24,122	≥	4.00%	36,180	≥	n/a
Bank	$64,220	10.65%	24,120	≥	4.00%	36,180	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$64,346	9.70%	26,534	≥	4.00%	33,171	≥	n/a
Bank	$64,220	9.68%	26,537	≥	4.00%	33,171	≥	5.00%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions

(Dollar amounts in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2007:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$69,455	11.47%	48,443	≥	8.00%	60,533	≥	n/a
Bank	$69,129	11.42%	48,443	≥	8.00%	60,533	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$63,707	10.52%	24,221	≥	4.00%	36,321	≥	n/a
Bank	$63,381	10.47%	24,221	≥	4.00%	36,321	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$63,707	9.89%	25,757	≥	4.00%	32,206	≥	n/a
Bank	$63,381	9.84%	25,757	≥	4.00%	32,206	≥	5.00%

(17)	Stock Option Plans

In 1997, the Company adopted an incentive employee stock option plan, known as the 1997 FNB Bancorp Plan. In 2002, the Company adopted an incentive employee option plan known as the 2002 FNB Bancorp Plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp Stock Option Plan. The Plans allow the Company as of December 31, 2008 to grant options to employees covering 378,600 shares. Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2008, December 31, 2007, and December 31 2006 was $171,000, $68,000 and $39,000, respectively. The income tax benefit related to stock option exercises was $14,000 for 2008, under $3,000 for 2007 and under $1,000 for 2006.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

There were no options exercised during the year ended December 31, 2008 under the 2008 Stock Option Plan. The intrinsic value of options exercised during 2008 was $37,000 under the 1997 Plan.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $158,000 which includes $62,000 under the 2002 Plan and $96,000 under the 1997 Plan.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $263,000 which includes $60,000 under the 2002 Plan and $203,000 under the 1997 Plan.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2008 was $420,000, and the weighted average period it will be amortized over is 2.5 years.

The fair value of each option granted is estimated on the date of grant using the fair value method with the following weighted average assumptions used for grants in 2008; dividend yield of 4.86% for the year; risk-free interest rate of 3.51%; expected volatility of 50.92%; expected life of 8.8 years; and weighted average fair value of $4.22 per share. The assumptions for grants in 2007; dividend yield of 1.97% for the year; risk-free interest rate of 5.11%; expected volatility of 11.32%; expected life of 6.4 years; and weighted average fair value of $5.82 per share. The assumptions for grants in 2006; dividend yield of 6.66% for the year; risk-free interest rate of 5.19%; expected volatility of 10%; expected life of 6.5 years; and weighted average fair value of $1.50 per share.

A summary of option activity under the 2008 FNB Bancorp Plan as of December 31, 2008 and changes during the year then ended is presented below.

2008 FNB Bancorp Plan

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000)

Outstanding at January 1, 2008	—	$0.00
Granted	63,242	$11.76
Exercised	0	$0.00
Forfeited or expired	(1,628)	$11.76

Outstanding at December 31, 2008	61,614	$11.76	9.7	$0
Exercisable at December 31, 2008	9,450	$11.76	0.0	$0

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2008 and changes during the year then ended is presented below.

2002 FNB Bancorp Plan

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000

Outstanding at January 1, 2008	224,163	$24.93
Granted	—	$0.00
Exercised	—	$0.00
Forfeited or expired	(4,141)	$28.17

Outstanding at December 31, 2008	220,022	$24.87	6.0	$0
Exercisable at December 31, 2008	153,197	$23.46	5.4	$0

The following supplemental information applies to the three years ended December 31:

	2008	2007	2006

Options outstanding	220,022	224,163	216,176
Range of exercise prices	$18.66-$31.31	$18.66-$31.31	$18.66-$31.31
Weighted average remaining contractual life	6.0	7.1	7.5
Fully vested options	153,197	116,528	85,768
Weighted average exercise price	$23.46	$22.81	$21.67
Aggregate intrinsic value	$0	$250,629	$1,858,325
Weighted average remaining contractual life (in years)	5.4	6.2	6.5

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2008, and changes during the year then ended is presented below.

1997 First National Bank Plan

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000)

Outstanding at January 1, 2008	77,766	$20.31
Granted	—	$0.00
Exercised	(11,610)	$18.50
Forfeited or expired	—	$0.00

Outstanding at December 31, 2008	66,156	$20.63	4.1	$0
Exercisable at December 31, 2008	47,275	$17.82	2.4	$0

The following supplemental information applies to the three years ended December 31:

	2008	2007	2006

Options outstanding	47,275	77,766	64,893
Range of exercise prices	$16.20-$27.66	$16.20-$27.66	$16.20-$18.71
Weighted average remaining contractual life	2.4	4.4	3.2
Fully vested options	47,275	54,170	64,893
Weighted average exercise price	$17.82	$17.11	$17.16
Aggregate intrinsic value	$0	$337,166	$1,113,368
Weighted average remaining contractual life (in years)	2.4	2.3	3.2

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(18)	Quarterly Data (Unaudited)

(Dollars in thousands)	First	Second	Third	Fourth

2008:
Interest income	$10,371	$9,657	$9,787	$9,612
Interest expense	3,322	2,841	2,725	2,619

Net interest income	7,049	6,816	7,062	6,993
Provision for loan losses	990	300	300	1,455

Net interest income, after provision for loan losses	6,059	6,516	6,762	5,538

Non-interest income	1,261	1,137	769	1,876
Non-interest expense	6,177	6,286	6,481	6,400

Income before income taxes	1,143	1,367	1,050	1,014
Provision for income taxes	256	277	3	75

Net earnings	$887	$1,090	$1,047	$939

Basic earnings per share	$0.28	$0.35	$0.34	$0.31
Diluted earnings per share	$0.28	$0.35	$0.34	$0.31

(Dollars in thousands)	First	Second	Third	Fourth

2007:
Interest income	$9,904	$10,654	$10,881	$10,851
Interest expense	3,086	3,429	3,531	3,611

Net interest income	6,818	7,225	7,350	7,240
Provision for loan losses	150	180	180	180

Net interest income, after provision for loan losses	6,668	7,045	7,170	7,060

Non-interest income	1,004	1,142	1,093	1,061
Non-interest expense	5,758	5,808	5,761	5,855

Income before income taxes	1,914	2,379	2,502	2,266
Provision for income taxes	455	652	707	568

Net earnings	$1,459	$1,727	$1,795	$1,698

Basic earnings per share	$0.46	$0.55	$0.57	$0.54
Diluted earnings per share	$0.46	$0.54	$0.57	$0.54

There may be rounding differences between the sum of the four quarters presented and the annual amounts used throughout the annual report.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(19)	Condensed Financial Information of Parent Company

          The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the year ended December 31, as follows:

FNB Bancorp	Condensed balance sheets

(Dollars in thousands)	2008	2007

Assets:
Cash and due from banks	$56	$55
Investments in subsidiary	68,023	66,473
Income tax receivable from subsidiary	2	17
Dividend receivable from subsidiary	455	—
Other assets	79	10

Total assets	$68,615	$66,555

Liabilities:
Dividend declared	$455	$—
Other liabilities	11	10

Total liabilities	466	10
Stockholders’equity	68,149	66,545

Total liabilities and stockholders’ equity	$68,615	$66,555

FNB Bancorp	Condensed statements of income
(Dollars in thousands)	2008	2007	2006

Income:
Dividends from subsidiary	$3,473	$2,636	$1,172

Total income	3,473	2,636	1,172

Expense:
Other expense	129	72	27

Total expense	129	72	27

Income before income taxes and equity in undistributed earnings of subsidiary	3,344	2,564	1,145
Income tax expense (benefit)	(14)	(4)	1

Income before equity in undistributed earnings of subsidiary	3,358	2,568	1,144
Equity in undistributed earnings of subsidiary	605	4,111	6,438

Net earnings	$3,963	$6,679	$7,582

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

FNB Bancorp	Condensed statement of cash flows

(Dollars in thousands)	2008	2007	2006

Net earnings	$3,963	$6,679	$7,582
Income tax receivable from subsidiary	15	66	(83)
Change in other assets	(69)	(8)	(1)
Change in other liabilities	1	10	(10)
Undistributed earnings of subsidiary	(605)	(4,111)	(6,438)
Stock-based compensation expense	171	68	39

Cash flows from operating activities	3,476	2,704	1,089

Stock options exercised, including tax benefits of $8 in 2008, $22 in 2007 and $83 in 2006	215	368	508
Dividend receivable from subsidiary	(455)	—	—
Dividends paid	(1,771)	(1,720)	(1,633)
Repurchases of common stock	(1,464)	(1,334)	(73)

Cash flows provided by financing activities	(3,475)	(2,686)	(1,198)

Net (increase) decrease in cash	1	18	(109)
Cash, beginning of year	55	37	146

Cash, end of year	$56	$55	$37

(20)	Subsequent Event

The Company decided to participate in the U. S. Treasury Department Capital Purchase Program. The additional funds will be used to increase the Company’s lending capability in the midst of the current recessionary environment. It will also act as a cushion for future capital adequacy, should the economy continue to deteriorate and adversely affect its borrowers ability to repay their loans.

The Company completed a $12,000,000 capital transaction with the U. S. Department of the Treasury through their Capital Purchase Program. The transaction was completed on Friday, February 27, 2009. As a condition of the transaction, the Company issued the Treasury Department 12,000 shares of senior preferred stock with a 5% stated coupon for 5 years, which would become 9% if not repaid in five years. The shares have a liquidation value of $1,000 per share and must be redeemed after ten years. In addition, the Company issued a warrant to purchase 600 shares of warrant preferred stock with a 9% stated coupon with a liquidation value of $1,000 per share, and a purchase price of $0.01 per share. The Treasury purchased these shares immediately as part of the transaction.

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

          Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2008.

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

Date: March 13, 2009

/s/ Thomas C. Mc Graw	/s/ David A. Curtis

Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14

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

2.2

Acquisition Agreement dated November 5, 2004, signed among First National Bank of Northern California, Sequoia National Bank and Hemisphere National Bank (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2004).

2.3

First Addendum to Acquisition Agreement, dated December 13, 2004, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2004)

2.4

Second Addendum to Acquisition Agreement. Dated as of April 15, 2005, signed among First National Bank Of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2005)

**3.1	Articles of Incorporation of FNB Bancorp

3.2

Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

3.3

Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

3.4	Bylaws of FNB Bancorp (as amended through February 27, 2009).

**4.1	Specimen of the Registrant’s common stock certificate.

4.2	Form of Certificate for the Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

4.3

Warrant for Purchase of Shares of Series B Preferred Stock (“Warrant”) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

4.4	Form of Certificate for the Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

**10.1	Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California

Exhibit Number	Document Description

**10.2	Lease agreement dated June 8, 1999, as amended, for Linda Mar Branch Office of First National Bank of Northern California at Linda Mar Shopping Center, Pacifica, California.

10.3	(deleted)

10.4	(deleted)

10.5	(deleted)

10.6	(deleted)

10.7	(deleted)

10.8(a)	(deleted)

10.8(b)	(deleted)

**10.9	First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

**10.10	First National Bank Deferred compensation Plan dated November 1, 1997.*

**10.11	Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

**10.12	Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan dated December 20, 1996.*

**10.13	Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

**10.14	Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

10.15	(deleted)

**10.16

Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc., as Lessee, with respect to Redwood City Branch Office.

10.17	(deleted)

**10.18	Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

***10.19	First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

****10.20	FNB Bancorp Stock Option Plan (effective March 15, 2002).*

****10.21	FNB Bancorp Stock Option Plan, Form of Incentive Stock Option Agreement.*

****10.22	FNB Bancorp Stock Option Plan, Form of Nonstatutory Stock Option Agreement.*

*****10.23	FNB Bancorp 2002 Stock option Plan (adopted June 28, 2002).*

*****10.24	FNB Bancorp 2002 Stock Option Plan, Form of Incentive Stock Option Agreement.*

*****10.25	FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory Stock option Agreement.*

Exhibit Number	Document Description

******10.26	Lease Agreement dated August 13, 2003, for San Mateo Branch Office of First National Bank of Northern California, located at 150 East Third Avenue, San Mateo, California.

10.27

Salary Continuation Agreement and Split-Dollar Agreement for Jim D. Black (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.28

Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.29

Amended and Restated Salary Continuation and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 o the company’s current Report on Form 8-K filed with the Commission on September 10, 2004).*

*******10.30

Lease Agreement dated May 1, 2003 as amended by Assignment, Assumption and Consent Agreement for the Financial District Branch of First National Bank of Northern California located at 65 Post Street, San Francisco, California.

*******10.31

Lease Agreement dated July 1, 1999, as amended by Assignment, Assumption and Consent for the Portola Branch Office of First National Bank of Northern California located at 699 Portola Drive, San Francisco, California.

10.32	Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.33

Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.34

Amendment to Amended and Restated Salary Continuation Agreement for James B. Ramsey (incorporated by reference from Exhibit 99.39 to the Company’s Current report on Form 8-K filed with the Commission on July 26, 2006).*

10.35

Lease Agreement dated February 3, 2006, for warehouse facility of First National Bank of Northern California (incorporated by reference from Exhibit 10.35 to the company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).

10.36

First National Bank Deferred Compensation Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.37

Amendment No. 5 to the First National Bank Profit Sharing and 401(k) Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.38

Executive Supplemental Compensation Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

10.39

Split-Dollar Life Insurance Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

********10.40	FNB Bancorp 2008 Stock option Plan (adopted February 22, 2008).*

10.41

Second 409A Amendment to the Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.66 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.42

Second 409A Amendment to the Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.67 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

Exhibit Number	Document Description

10.43

Amendment to the Executive Supplemental Compensation Agreement for David A. Curtis (incorporated by reference from Exhibit 99.68 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.44

Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the election of directors by the holder(s) of the Series A and Series B Preferred Stock (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.45

Letter Agreement, including Schedule A and Securities Purchase Agreement Standard Terms, dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury, with respect to the issuance and sale of the Series A and Series B Preferred Stock and the Warrant (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.46

Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.47

Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury amending certain sections of the Securities Purchase Agreement Standard Terms (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.48	Form of Compensation Modification Agreement and Waiver, dated February 27, 2009, executed by each of:

Thomas C. McGraw
Chief Executive Officer
FNB Bancorp and First National Bank of Northern California

Jim D. Black, President
FNB Bancorp and First National Bank of Northern California

Anthony J. Clifford Executive Vice President and Chief Operating Officer FNB Bancorp and First National Bank of Northern California

David A. Curtis Senior Vice President and Chief Financial Officer FNB Bancorp and First National Bank of Northern California

Randy R. Brugioni Senior Vice President and Senior Loan Officer FNB Bancorp and First National Bank of Northern California

(incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California.

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (principal financial officer)

32.0	Section 1350 Certifications

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

An Annual Report for the fiscal year ended December 31, 2008, and Notice of Annual Meeting and Proxy Statement for the Company’s 2009 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 13, 2009	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Wyman	Chairman of the Board of Directors	March 13, 2009

Michael R. Wyman

/s/ Thomas C. McGraw	Director, Chief Executive Officer and Secretary	March 13, 2009

Thomas C. McGraw

/s/ David A. Curtis	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

David A. Curtis

Signature	Title	Date

/s/ Merrie Turner Lightner	Director	March 13, 2009

Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 13, 2009

Michael Pacelli

/s/ Edward J. Watson	Director	March 13, 2009

Edward J. Watson

/s/ Lisa Angelot	Director	March 13, 2009

Lisa Angelot

/s/ Anthony J. Clifford	Director and Executive Vice President and Chief Operating Officer	March 13, 2009

Anthony J. Clifford