Form 10-Q
period 2009-03-31
FNB BANCORP/CA/
filed 2009-05-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

FNB BANCORP
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation)

000-49693	92-2115369
(Commission File Number)	(IRS Employer Identification No.)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 588-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 5, 2009: 3,030,418 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$15,036	$14,865
Federal funds sold	14,435	—

Cash and equivalents	29,471	14,865

Securities available-for-sale	91,711	99,221
Loans, net of allowance for loan losses of $8,726 and $7,075 on March 31, 2009 and December 31, 2008, respectively	490,910	497,984
Bank premises, equipment, and leasehold improvements	12,737	13,030
Other real estate owned	5,655	3,557
Goodwill	1,841	1,841
Accrued interest receivable and other assets	28,866	30,459

Total assets	$661,191	$660,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$116,829	$121,237
Demand, interest bearing	54,868	58,451
Savings and money market	206,390	179,382
Time	137,983	141,840

Total deposits	516,070	500,910

Federal Home Loan Bank advances	60,000	86,100
Accrued expenses and other liabilities	6,680	5,798

Total liabilities	582,750	592,808

Stockholders’ equity:
Preferred stock series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,377	—
Preferred stock series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	639	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,030,000 shares at March 31, 2009 and 3,030,000 shares at December 31, 2008	43,857	43,827
Retained earnings	21,301	22,960
Accumulated other comprehensive income	1,267	1,362

Total stockholders’ equity	78,441	68,149

Total liabilities and stockholders’ equity	$661,191	$660,957

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31,

	2009	2008

Interest income:
Interest and fees on loans	$7,977	$9,389
Interest on taxable securities	532	513
Interest on tax-exempt securities	352	428
Federal funds sold	50	41

Total interest income	8,911	10,371

Interest expense:
Deposits	1,658	2,456
FHLB advances	661	852
Federal funds purchased	—	14

Total interest expense	2,319	3,322

Net interest income	6,592	7,049
Provision for loan losses	2,140	990

Net interest income after provision for loan losses	4,452	6,059

Noninterest income:
Service charges	728	702
Credit card fees	165	164
Gain on sale of securities	4	138
Other income	452	257

Total noninterest income	1,349	1,261

Noninterest expense:
Salaries and employee benefits	3,447	3,517
Loss on impairment of other real estate owned	1,200	—
Occupancy expense	512	515
Equipment expense	482	475
Professional fees	336	259
Telephone, postage and supplies	273	232
Bankcard expenses	154	153
Other expense	1,016	1,026

Total noninterest expense	7,420	6,177

(Loss) earnings before income tax (benefit) expense	(1,619)	1,143
Income tax (benefit) expense	(430)	256

Net (loss) earnings	(1,189)	887
Dividends and discount accretion on preferred stock	(16)	—

Net (loss) earnings available to common shareholders	($1,205)	$887

Earnings (loss) per share data:
Basic	($0.40)	$0.29
Diluted	($0.40)	$0.28

Weighted average shares outstanding:
Basic	3,030	3,111

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended March 31,

	2009	2008

Net (loss) earnings	($1,189)	$887
Unrealized (loss) gain on AFS securities	(95)	579

Total comprehensive (loss) income	($1,284)	$1,466

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended March 31

	2009	2008

Cash flow from operating activities:
Net (loss) earnings	$(1,189)	$887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(4)	(138)
Depreciation, amortization and accretion	475	396
Stock-based compensation expense	30	24
Provision for loan losses	2,140	990
Decrease (Increase) in interest receivable and other assets	1,593	(520)
Valuation allowance on other real estate owned	1,200	—
Increase (decrease) in accrued expenses and other liabilities	947	(124)

Net cash provided by operating activities	5,192	1,515

Cash flows from investing activities
Purchase of securities available-for-sale	(6,924)	(11,816)
Proceeds from matured/called/sold securities available-for-sale	14,196	20,253
Net decrease (increase) in loans	1,636	(6,331)
Purchases of bank premises, equipment, leasehold improvements	(100)	(582)

Net cash provided by investing activities	8,808	1,524

Cash flows from financing activities
Net increase in demand and savings deposits	19,017	3,703
Net (decrease) in time deposits	(3,857)	(3,279)
Net (decrease) increase in Federal Home Loan Bank advances	(26,100)	9,000
Net decrease in federal funds purchased	—	(5,595)
Dividends paid on common stock	(454)	(446)
Issuance of preferred stock series A	11,360	—
Issuance of preferred stock series B	640	—
Issuance of common stock	—	39
Repurchases of common stock	—	(112)

Net cash provided by financing activities	606	3,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,606	6,349

Cash and cash equivalents at beginning of period	14,865	15,750

Cash and cash equivalents at end of period	$29,471	$22,099

Additional cash flow information
Interest paid	2,456	3,351
Income taxes paid	11	155

Non-cash investing and financing activities:
Accrued dividends	—	445
Change in fair value of available for-sale securities	(95)	579
Loans transferred to other real estate owned	3,298	3,515
Deemed dividends on preferred stock	(16)	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

          The amount of compensation expense for options recorded in the quarters ended March 31, 2009 and March 31, 2008 was $30,000 and $24,000, respectively. The income tax benefit recognized in the income statements for these amounts was $0 for the quarter ended March 31, 2009, and under $1,000 for the quarter ended March 31, 2008.

          The intrinsic value of options exercised during the quarter ended March 31, 2009 was $0.

          The amount of total unrecognized compensation expense related to non-vested options at March 31, 2009 was $391,000, and the weighted average period it will be amortized over is 2.2 years.

NOTE C – EARNINGS (LOSS) PER SHARE CALCULATION

          Earnings (loss) per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings (loss) available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All common stock equivalents are anti-dilutive when a net loss occurs.

          Earnings (loss) per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended March 31,

	2009	2008

Net (loss) earnings	($1,189)	$887
Dividends and discount accretion on preferred stock	(16)	—

Net (loss) earnings available to common shareholders	($1,205)	$887

Average number of shares outstanding	3,030,000	3,111,000
Effect of dilutive options	—	9,000
Average number of shares outstanding used to calculate diluted earnings per share	3,030,000	3,120,000

344,166 and 174,738 antidilutive options were excluded in the 2009 and 2008 computations, respectively.

NOTE D – COMPREHENSIVE (LOSS) INCOME

          Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive (loss) income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive (loss) income for the three months ended March 31, 2009 was ($1,284,000) compared to $1,466,000 for the three months ended March 31, 2008.

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

          Fair Value Measurement. The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2009, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at March 31, 2009, Using

Description	Fair Value 3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$91,711	$—	$91,711	$—

Total assets measured at fair value	$91,711	$—	$91,711	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

          Available-for-sale securities. Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at March 31, 2009, Using

Description	Fair Value 3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses
Impaired loans	$1,992	$—	$—	$1,992	$771
Other real estate owned	2,000			2,000	1,200

Total impaired assets measured at fair value	$3,992	$—	$—	$3,992	$1,971

          Impaired Loans. The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required if the cash flows, on a present value basis, are less than the loan’s book value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3.

          Goodwill and Premium on Purchased Deposits. Goodwill and premium on purchased deposits are subject to impairment testing. In evaluating the premium on purchased deposits, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. In evaluating goodwill, management initially uses a combination of discounted cash flows, capitalization rate, and recent merger and acquisition prices. If possible impairment is indicated, a second phase of impairment testing is performed, whereby all the Bank’s assets and liabilities are valued at fair value in a hypothetical sale situation. Goodwill valuation is highly subjective and is therefore valued as Level 3. As of March 31, 2009, there were no impairments of goodwill or the premium on purchased deposits.

          Other Real Estate Owned. Other real estate owned is carried at the lower of historical cost or fair market value. An appraisal (a level 2 valuation) is obtained at the time the Company acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

NOTE F – PREFERRED STOCK

          Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program. The Preferred Stock consists of two issues, Series A and Series B. The Series A and Series B Preferred Stock are both carried at liquidation value less discounts received plus premiums paid that are amortized over the expected timeframe that the Preferred Shares will be outstanding using the level yield method. The Series A and Series B Preferred Stock must be redeemed after ten years. The Series A Preferred Stock carries a dividend yield of 5% for the first five years. Beginning in year six, the dividend increases to 9% and continues at this rate until repaid. The Series B Preferred Stock pays a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues would be 6.83% to the expected repayment date, which is currently anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds is allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock is outstanding, and the execution of documents that allow the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion.

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

          Goodwill

          Goodwill arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of earnings. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss.

          Provision for and Deferred Income Taxes

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

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (EITF) 03-06-1, “Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1- provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect FSP EITF 03-6-1 to have a material impact on our financial statements.

          In April 2009, the Financial Accounting Standards Board (“FASB”) Staff Position FAS 107-1/APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” was issued. This Financial Staff Position (“FSP”) amends FASB No. 107, “Disclosures About Fair Value of Financial Instruments and APB Opinion No. 28, “Interim Financial Reporting” by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company does not expect this FSP to have a material impact on the Company’s financial statements.

          In April 2009, the Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U. S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend an existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

          In April, 2009, the Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-4 was adopted to provide additional guidance for estimating fair value in accordance with Statement 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This Financial Standards Position (“FSP”) also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Earnings Analysis

          Net losses for the quarter ended March 31, 2009 were $1,189,000, compared to net earnings of $887,000 for the quarter ended March 31, 2008, a decrease of $2,076,000, or 234.0%. Losses before an income tax benefit for the quarter ended March 31, 2009 were $1,619,000, compared to earnings before income tax expense of $1,143,000 for the quarter ended March 31, 2008, a decrease of $2,762,000, or 241.6%.

          Net interest income for the quarter ended March 31, 2009 was $6,592,000, compared to $7,049,000 for the quarter ended March 31, 2008, a decrease of $457,000, or 6.48%. Beginning in September of 2007, the Federal Open Market Committee (“FOMC”) began a series of significant reductions in the intended federal funds rate. At January 1, 2008, the target rate was 4.25%, and was reduced to 2.25% at March 31, 2008. At January 1, 2009, the target rate was 0% to 0.25%, and remained unchanged through March 31, 2009. This significant reduction in short term rates has negatively affected the Company’s net interest margin. The rate of decrease in the rates paid for interest bearing liabilities has not kept pace with the rate of decrease in rates earned on interest earning assets during the first quarter of 2009, effectively causing a rate related drop in net interest income compared to the same period in 2008.

          Basic losses per share were $0.40 for the first quarter of 2009 compared to earnings of $0.29 for the first quarter of 2008. Diluted losses per share were $0.40 for the first quarter of 2009 compared to earnings of $0.28 for the first quarter of 2008.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

(Dollar amounts In thousands)	Three months ended March 31,

	2009			2008

	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$503,221	$7,977	6.43%	$501,831	$9,389	7.52%
Taxable securities (3)	53,699	532	4.02%	40,405	515	5.13%
Nontaxable securities (3)	39,458	462	4.75%	47,408	557	4.73%
Federal funds sold	4,309	50	4.71%	4,979	41	3.31%

Total interest earning assets	$600,687	$9,021	6.09%	$594,623	$10,502	7.10%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$15,454			$16,922
Premises and equipment	12,931			13,928
Other assets	29,126			27,003

Total noninterest earning assets	$57,512			$57,853

TOTAL ASSETS	$658,199			$652,476

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$56,898	$72	0.51%	$60,154	$99	0.66%
Money market	148,619	785	2.14%	138,120	961	2.80%
Savings	43,853	32	0.30%	45,715	31	0.27%
Time deposits	138,995	769	2.24%	134,479	1,365	4.08%
Federal Home Loan Bank advances	73,649	661	3.64%	77,643	852	4.41%
Federal funds purchased	—	—	—	1,468	14	3.84%

Total interest bearing liabilities	$462,014	$2,319	2.02%	$457,579	$3,322	2.92%

NONINTEREST BEARING LIABILITIES:
Demand deposits	116,210			118,251
Other liabilities	6,877			8,899

Total noninterest bearing liabilities	$123,087			$127,150

TOTAL LIABILITIES	$585,101			$584,729
Stockholders’ equity	$73,098			$67,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,199			$652,476

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$6,702	4.52%		$7,180	4.86%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $306,000 and $403,000 for the quarters ended March 31, 2009 and 2008, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $110,000 and $129,000 for the quarters ended March 31, 2009 and 2008, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $0 and $2,000 in the quarters ended March 31, 2009 and 2008, respectively. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the taxable investment securities portfolio were created by Freddie Mac Preferred stock.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

          Table 1, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2009 and 2008. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2009, average gross loans outstanding represented 83.8% of average earning assets. For the quarter ended March 31, 2008, they represented 84.4% of average earning assets.

          The taxable equivalent yield on average interest earning assets for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 decreased from 7.10% to 6.09%, or 101 basis points. Although average loans increased by $1,390,000, the average interest on the loan portfolio decreased from 7.52% to 6.43%. Interest income on total interest earning assets decreased $1,481,000 or 14.10% on a tax equivalent basis. For the three months ended March 31, 2009 compared to the same quarter in 2008, Interest income on federal funds sold increased from $41,000 to $50,000. However, the federal funds sold during the quarter of 2009 included a term federal funds program which was terminated early by our correspondent bank, for which we received a one-time $45,000 fee. Without this fee, the yield on federal funds sold would have dropped to 0.47% in 2009 compared to 33.1% in 2008.

          For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, the cost on total interest bearing liabilities decreased from 2.92% to 2.02%, a decrease of 90 basis points. The most expensive as well as principal source of deposit liabilities comes from time deposits. Their average cost decreased from 4.08% to 2.24%, and the expense on these deposits decreased $596,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Average Federal Home Loan Bank advances decreased $4,000,000, and their interest rate decreased from 4.41% for the quarter ended March 31, 2008, to 3.64% for the quarter ended March 31, 2009.

          For the three month periods ended March 31, 2009 and March 31, 2008, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Three months ended March 31, 2009 compared to 2008

	Interest Income/expense Variance	Variance Attributable to
		Rate	Volume

INTEREST EARNING ASSETS
Loans	$(1,412)	$(1,434)	$22
Taxable securities	17	(115)	132
Nontaxable securities	(95)	(2)	(93)
Federal funds sold	9	15	(6)

Total	(1,481)	(1,536)	55

INTEREST BEARING LIABILITIES
Demand deposits	(27)	(22)	(5)
Money market	(176)	(231)	55
Savings	1	2	(1)
Time deposits	(596)	(642)	46
Federal Home Loan Bank advances	(191)	(155)	(36)
Federal funds purchased	(14)	0	(14)

Total	(1,003)	(1,048)	45

NET INTEREST INCOME	$(478)	$(488)	$10

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months ended March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	Percent

Service charges	728	702	26	3.7%
Credit card fees	165	164	1	0.6%
Gain on sale of available-for-sale securities	4	138	(134)	-97.1%
Other income	452	257	195	75.9%

Total noninterest income	$1,349	$1,261	$88	7.0%

          Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. During the first quarter of 2008, $8,271,000 in book value municipal securities were sold resulting in a pretax gain of $138,000. The proceeds from the sale of these securities were used to reduce existing Federal Home Loan Bank borrowing levels. The principal increase in Other income was due to a $294,000 increase in death benefits received on Bank-owned officers life insurance, offset by a decrease of $76,000 in cash premiums on SBA loans sold, and $23,000 in other smaller accounts.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months ended March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$3,447	$3,517	$($70)	-2.0%
Loss on impairment of other real estate owned	1,200	—	1,200	—
Occupancy expense	512	515	(3)	-0.6%
Equipment expense	482	475	7	1.5%
Professional fees	336	259	77	29.7%
Telephone, postage & supplies	273	232	41	17.7%
Bankcard expenses	154	153	1	0.7%
Other expense	1,016	1,026	(10)	-1.0%

Total noninterest expense	$7,420	$6,177	$1,243	20.1%

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended March 31, 2009 compared to three months ended March 31, 2008, it represented 46.5% and 56.9% of total noninterest expenses. The $70,000 decrease in salary and employee benefits expense in 2009 compared to the same three month period in 2008 is attributable to a staff downsizing instituted in the fourth quarter of 2008, representing a reduction of eight full-time-equivalent employees in 2009 compared to the first quarter of 2008. During the first quarter of 2009, a $1,200,000 loss on impairment of other real estate owned was recorded that related to one land development foreclosure property. This property was written down in the first quarter based upon a newly obtained appraisal that reflected a significant valuation decline since the Company’s initial acquisition of the property. Professional fees increased $77,000, due in part to increases in attorney’s fees in connection with the application for TARP funds, and for loan customer collection efforts and loan modifications.

Income Taxes

          The effective tax rate for the quarter ended March 31, 2009 was a 26.6% tax benefit compared to a 22.4% tax expense for the quarter ended March 31, 2008. Items which usually affect the rate are changing amounts invested in tax-free securities, available Low Income Housing Credits, amounts of interest income on qualifying loans in California Enterprise Zones, and the non-taxable nature of municipal bond interest. Another significant reason for changes in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2009, are adequate to meet its operating needs in 2009 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

          Assets. Total assets increased to $661,191,000 at March 31, 2009 from $660,957,000 at December 31, 2008, an increase of $234,000. The principal increase was $14,435,000 in federal funds sold, partially offset by a decrease of $7,510,000 in securities available-for-sale, and a decrease of $7,074,000 in net loans.

          Loans. Gross loans at March 31, 2009 were $499,806,000, a decrease of $5,430,000 or 1.07% from December 31, 2008. Gross real estate loans increased $1,582,000, construction loans decreased $1,104,000, commercial loans decreased $5,382,000, and consumer loans decreased by $526,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

(Dollar amounts in thousands)	March 31, 2009	Percent	December 31, 2008	Percent

Real Estate	$354,593	71.0%	$353,011	69.9%
Construction	64,543	12.9%	65,647	13.0%
Commercial	78,060	15.6%	83,442	16.5%
Consumer	2,610	0.5%	3,136	0.6%

Gross loans	$499,806	100.0%	$505,236	100.0%

Net deferred loan fees	(170)		(177)
Allowance for loan losses	(8,726)		(7,075)

Net loans	$490,910		$497,984

          Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company’s management considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

          A summary of transactions in the allowance for loan losses for the three months ended March 31, 2009, and the three months ended March 31, 2008 is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)	Three months ended March 31, 2009	Three months ended March 31, 2008

Balance, beginning of period	$7,075	$5,638
Provision for loan losses	2,140	990
Recoveries	15	9
Amounts charged off	(504)	(1,152)

Balance, end of period	$8,726	$5,485

          During the first quarter of 2009, the additional provision for loan losses was necessary due to increased expected losses within the Company’s single family mortgage portfolio and a significant unsecured commercial credit.

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at March 31, 2009. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

          Deposits. Total deposits at March 31, 2009, were $516,070,000 compared to $500,910,000 on December 31, 2008. Of these totals, noninterest-bearing demand deposits were $116,829,000 or 22.6% of the total on March 31, 2009, and $121,237,000 or 24.2% on December 31, 2008. Time deposits were $137,983,000 on March 31, 2009, and $141,840,000 on December 31, 2008.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2009, there was $18,018,000 in nonperforming assets, compared to $17,659,000 at December 31, 2008. Nonaccrual loans were $12,363,000 at March 31, 2009, compared to $14,102,000 at December 31, 2008. There was $5,655,000 in Other Real Estate Owned at March 31, 2009, and $3,557,000 at December 31, 2008. There were no loans past due 90 days and still accruing at either date. During the first quarter of 2008, the Bank obtained a land development property consisting of 20 residential lots, located in Martinez, California, that was recorded at the net realizable value of $3,200,000. This property was written down to $2,000,000 during the first quarter of 2009 based on an updated appraised property value. During the first quarter of 2009, the bank also obtained through foreclosure two single family residences in San Anselmo, California that had a combined value of $3,298,000 at the time the Bank obtained title to the properties. During the first quarter of 2008, the Bank obtained through foreclosure a single family residence in San Jose valued at $357,000. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2009:

TABLE 7

(Dollar amounts in thousands) Maturities	Under $100,000	$100,000 or more	Total

Three months or less	$19,479	$38,265	$57,744
Over three through six months	12,058	16,912	28,970
Over six through twelve months	11,074	25,767	36,841
Over twelve months	8,249	6,179	14,428

Total	$50,860	$87,123	$137,983

          Federal Home Loan Bank advances. These advances declined by $26,100,000 or 30.3% on March 31, 2009 compared to December 31, 2008.

          The following table shows the risk-based capital ratios and leverage ratios at March 31, 2009 and December 31, 2008 for the Bank:

TABLE 8

Risk-Based Capital Ratios	March 31, 2009	December 31, 2008		Minimum “Well Capitalized” Requirements

Tier 1 Capital	12.51%	10.65%	≥	6.00%
Total Capital	13.77%	11.84%	≥	10.00%
Leverage Ratios	11.43%	9.68%	≥	5.00%

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2009, liquid assets were $121,182,000, or 18.3% of total assets. As of December 31, 2008, liquid assets were $114,086,000, or 17.3% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $40,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

          A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2009, net loans were at 95% of deposits. On December 31, 2008 net loans were at 99% of deposits.

          Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $112,942,000 and $116,055,000 at March 31, 2009 and December 31, 2008, respectively. As a percentage of net loans, these off-balance sheet items represent 23.0% and 23.3% respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under the preceding “Earnings Analysis” section of this report).

Item 4T. Controls and Procedures.

          (a)          Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b)          Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

          There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A, Part 1 of Form 10-K as of December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          c)          ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended March 31, 2009. There were 10,457 shares remaining that may be repurchased under this Plan as of March 31, 2009. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6. Exhibits

          Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 13, 2009.	By:	/s/	Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/	David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)