Form 10-Q
period 2009-06-30
FNB BANCORP/CA/
filed 2009-08-11
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 3, 2009: 3,030,418 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	June 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$14,996	$14,865
Federal funds sold	21,700	—

Cash and equivalents	36,696	14,865

Securities available-for-sale	89,556	99,221
Loans, net of allowance for loan losses of $9,095 and $7,075 on June 30, 2009 and December 31, 2008	487,312	497,984
Bank premises, equipment, and leasehold improvements	12,381	13,030
Other real estate owned	5,492	3,557
Goodwill	1,841	1,841
Accrued interest receivable and other assets	28,550	30,459

Total assets	$661,828	$660,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	111,644	121,237
Demand, interest bearing	59,090	58,451
Savings and money market	233,951	179,382
Time	133,793	141,840

Total deposits	538,478	500,910

Federal Home Loan Bank advances	40,000	86,100
Accrued expenses and other liabilities	5,511	5,798

Total liabilities	583,989	592,808

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,030,000 shares at June 30, 2009 and December 31, 2008	43,885	43,827
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,429	—
Preferred stock - series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	636	—
Retained earnings	20,963	22,960
Accumulated other comprehensive income	926	1,362

Total stockholders’ equity	77,839	68,149

Total liabilities and stockholders’ equity	$661,828	$660,957

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$7,841	$8,733	$15,818	$18,122
Interest on taxable securities	438	509	970	1,022
Interest on tax-exempt securities	354	387	706	815
Federal funds sold	10	28	60	69

Total interest income	8,643	9,657	17,554	20,028

Interest expense:
Deposits	1,729	2,055	3,387	4,511
Federal Home Loan Bank advances	633	782	1,294	1,634
Federal funds purchased	—	4	—	18

Total interest expense	2,362	2,841	4,681	6,163

Net interest income	6,281	6,816	12,873	13,865
Provision for loan losses	760	300	2,900	1,290

Net interest income after provision for loan losses	5,521	6,516	9,973	12,575

Noninterest income:
Service charges	699	709	1,427	1,411
Credit card fees	173	191	338	355
Gain on sale of securities	242	1	246	139
Other income	131	236	583	493

Total noninterest income	1,245	1,137	2,594	2,398

Noninterest expense:
Salaries and employee benefits	3,303	3,611	6,750	7,128
Loss on impairment of other real estate owned	163	—	1,363	—
Occupancy expense	523	508	1,035	1,023
Equipment expense	475	483	957	958
Professional fees	289	286	625	545
Telephone, postage and supplies	259	249	532	481
Bankcard expenses	163	180	317	333
Other expense	1,583	969	2,599	1,995

Total noninterest expense	6,758	6,286	14,178	12,463

Earnings before income tax expense	8	1,367	(1,611)	2,510
Income tax expense	4	277	(426)	533

Net earnings (loss)	4	1,090	(1,185)	1,977
Dividends and discount accretion on preferred stock	189	—	205	—

Net (loss) earnings available to common shareholders	$(185)	$1,090	$(1,390)	$1,977

Earnings per share data:
Basic	$(0.06)	$0.35	$(0.46)	$0.64
Diluted	$(0.06)	$0.35	$(0.46)	$0.63

Weighted average shares outstanding:
Basic	3,030	3,111	3,030	3,111
Diluted	3,030	3,122	3,030	3,121

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended Jun 30,
	2009	2008	2009	2008

Net earnings (loss)	$4	$1,090	$(1,185)	$1,977
Unrealized loss on AFS securities	(341)	(846)	(436)	(267)

Total comprehensive (loss) income	$(337)	$244	$(1,621)	$1,710

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended June 30

	2009	2008

Cash flow from operating activities:
Net (loss) earnings	$(1,185)	$1,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(246)	(139)
Depreciation, amortization and accretion	1,003	851
Stock-based compensation expense	58	56
Provision for loan losses	2,900	1,290
Decrease (Increase) in interest receivable and other assets	1,909	(518)
Valuation allowance on other real estate owned	1,363	—
Increase in accrued expenses and other liabilities	319	212

Net cash provided by operating activities	6,121	3,729

Cash flows from investing activities
Purchase of securities available-for-sale	(23,579)	(42,673)
Proceeds from matured/called/sold securities available-for-sale	32,532	33,659
Net decrease (increase) in loans	4,474	(3,940)
Purchases of bank premises, equipment, leasehold improvements	(135)	(776)

Net cash provided by investing activities	13,292	(13,730)

Cash flows from financing activities
Net increase in demand and savings deposits	45,615	10,730
Net (decrease) increase in time deposits	(8,047)	(2,509)
Net (decrease) increase in Federal Home Loan Bank advances	(46,100)	4,000
Net increase in federal funds purchased	—	1,735
Dividends paid on common stock	(909)	(891)
Dividends paid on preferred stock series A and B	(141)	—
Issuance of preferred stock series A	11,360	—
Issuance of preferred stock series B	640	—
Issuance of common stock	—	216
Repurchases of common stock	—	(264)

Net cash provided by financing activities	2,418	13,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,831	3,016
Cash and cash equivalents at beginning of period	14,865	15,750

Cash and cash equivalents at end of period	$36,696	$18,766

Additional cash flow information:
Interest paid	$4,961	$6,356
Income taxes paid	123	860
Non-cash investing and financing activities:
Accrued dividends	152	445
Change in unrealized gain (loss) in available for-sale securities	(436)	(267)
Loans transferred to other real estate owned	3,298	3,515
Deemed dividends on preferred stock	65	—

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

          The amount of compensation expense for options recorded in the quarters ended June 30, 2009 and June 30, 2008 was $29,000 and $32,000, respectively. The income tax benefit recognized in the income statements for these amounts was $0 for the quarter ended June 30, 2009, and $5,000 for the quarter ended June 30, 2008. The amount of compensation expense for options recorded in the six months ended June 30, 2009 and June 30, 2008 was $58,000 and $56,000, respectively. The income tax benefit recognized in the income statements for these amounts was $0 and $6,000 for the six months ended June 2009 and 2008, respectively.

          The intrinsic value of options exercised during the quarter ended June 30, 2009 was $0. The intrinsic value of options exercised during the six months ended June 30, 2009 was $0 under the 2008 Plan, $0 under the 2002 Plan and $0 under the 1997 Plan.

          The amount of total unrecognized compensation expense related to non-vested options at June 30, 2009 was $362,000, and the weighted average period it will be amortized over is 2.5 years.

NOTE C – EARNINGS (LOSS) PER SHARE CALCULATION

          Earnings (loss) per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All common stock equivalents are anti-dilutive when a net loss occurs.

          Earnings per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net earnings (loss)	$4	$1,090	$(1,185)	$1,977
Dividends and discount accretion on preferred stock	189	—	205	—

Net (loss) earnings available to common shareholders	$(185)	$1,090	$(1,390)	$1,977

Average number of shares outstanding	3,030,000	3,111,000	3,030,000	3,111,000
Effect of dilutive options	—	11,000	—	10,000
Average number of shares outstanding used to calculate diluted earnings per share	3,030,000	3,122,000	3,030,000	3,121,000

Anti-dilutive options not included	335,075	174,738	335,075	174,738

NOTE D – COMPREHENSIVE (LOSS) AND INCOME

          Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive income for the three months ended June 30, 2009 was a loss of ($337,000) compared to earnings of $244,000 for the three months ended June 30, 2008. Comprehensive income for the six months ended June 30, 2009 was a loss of ($1,621,000) compared to earnings of $1,710,000 for the six months ended June 30, 2008.

NOTE E – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying value

June 30, 2009
Obligations of U.S. Government agencies	$51,105	$822	$(64)	$51,863
Obligations of states and political subdivisions	36,881	939	(127)	37,693

	$87,986	$1,761	$(191)	$89,556

An analysis of gross unralized losses of the available for sale investment securities portfolio as of June 30, 2009 follows.

(Dollar amounts in thousands)	Total Fair Value	Less than 12 Months Unrealized Losses	Total Fair Value	12 Months or Longer Unrealized Losses	Total Fair Value	Total Unrealized Losses

June 30, 2009
Obligations of U.S. Government agencies	$8,020	(64)	$—	—	8,020	(64)
Obligations of states and political subdivisions	4,311	(127)	—	—	4,311	(127)

Total	$12,331	$(191)	$—	$—	$12,331	$(191)

At June 30, 2009, there were no securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at June 30, 2009. The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities identified impairments resulting from interest rate changes to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Carrying Value

Available-for-sale:
Due in one year or less	$14,422	$14,568
Due after one through five years	51,369	52,649
Due after five years through ten years	12,245	12,313
Due after ten years	9,950	10,026

	$87,986	$89,556

For the six months ended June 30, 2009, gross realized gains amounted to $246,000 on the sale of $8,881,000 in securities. For the six months ended June 30, 2009, there were no gross losses.

At June 30, 2009, securities with an amortized cost of $85,842,000 and fair value of $88,274,000 were pledged as collateral for public deposits and for other purposes required by law.

At June 30, 2009,the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheet of $1,062,000. These investments in Federal Bank stock are carried at cost, and evaluated periodically for impairment.

NOTE F – FAIR VALUE

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

          Fair Value Measurement. The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2009, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at June 30, 2009, Using

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$89,556	$—	$89,556	$—

Total assets measured at fair value	$89,556	$—	$89,556	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

          Available-for-sale-securities. Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at June 30, 2009, Using

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Total
Description	6/30/2009	(Level 1)	(Level 2)	(Level 3)	losses

Impaired loans	$16,095	$—	$—	$16,095	$1,109
Other real estate owned	5,492	—	—	5,492	1,363

Total impaired assets measured at fair value	$21,587	$—	$—	$21,587	$2,472

For assets measured at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the six month period, this Statement requires a reconciliation of the beginning and ending balances separately for each major category of assets, which may be presented as follows

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Impaired Loans	Other Real Estate Owned	Losses

Balance 12/31/2008	$13,440	$3,557	$678
Additions	6,188	1,935	2,148
Deletions	(3,533)		(354)
Balance 6/30/2009	$16,095	$5,492	$2,472

Net additions to losses related to the change in fair market value for the six months ended june 30, 2009 were $1,794,000.

          Impaired loans. The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 3. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loans as nonrecurring Level 3.

          Goodwill and Premium on Purchased Deposits. Goodwill and premium on purchased deposits are subject to impairment testing. In evaluating the premium on purchased deposits, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. In evaluating goodwill, management initially uses a combination of discounted cash flows, capitalization rate, and recent merger and acquisition prices. If possible impairment is indicated, a second phase of impairment testing is performed, whereby all the Bank’s assets and liabilities are valued at fair value in a hypothetical sale situation. The Bank evaluates goodwill at one level below the Bank level which includes purchased branch offices operations. Goodwill valuation is highly subjective and therefore under FAS 157 would be valued as Level 3. As of June 30, 2009, there were no impairments of goodwill or the premium on purchased deposits.

          Other Real Estate Owned. Other real estate owned is carried at the lower of historical cost or fair market value. An appraisal (a level 3 valuation) is obtained at the time the Company acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

          Fair Values of Financial Instruments.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

          Cash and Cash Equivalents.

          The carrying amounts reported in the balance sheet for cash and short-term instruments are a reasonable estimate of fair value, which will approximate their historical cost.

          Securities Available-for-Sale.

          Fair values for investment securities are based on quoted market prices, where available,. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans Receivable.

          For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, fair values are based on discounted cash flows.

          Bank Owned Life Insurance.

          The fair value of bank owned life insurance is the cash surrender value of the policies.

          Deposit liabilities.

          The fair values disclosed for demand deposits e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are based on discounted cash flows.

          Federal Home Loan Bank Advances.

          The fair values of Federal Home Loan Bank Advances were based on discounted cash flows.

          Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

          The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2009:

(Dollar amounts in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$36,696	$36,696
Securities available for sale	89,556	89,556
Loans, net	487,317	535,597
Bank owned life insurance	8,708	8,708

Financial liabilities:
Deposits	538,546	539,392
Federal Home Loan Bank advances	40,000	40,617

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	3,722

The carrying amount of loans include $26,893,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2009. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in te estimated fair value columns.

NOTE G – PREFERRED STOCK

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

NOTE H – DATE THROUGH WHICH SUBSEQUENT EVENTS HAVE BEEN EVALUATED

An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date that the financial statements were available to be issued. FNB Bancorp has evaluated subsequent events through August 11, 2009, the date the financial statements were issued.

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

          This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this Standard for any future acquisitions.

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

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. This Standard did not have a material impact on the Company’s financial statements.

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (EITF) 03-06-1, “Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1- provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. This Standard did not have a material impact on the Company’s financial statements.

          In April 2009, the Financial Accounting Standards Board (“FASB”) Staff Position FAS 107-1/APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” was issued. This Financial Staff Position (“FSP”) amends FASB No. 107, “Disclosures About Fair Value of Financial Instruments and APB Opinion No. 28, “Interim Financial Reporting” by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. This Standard did not have a material impact on the Company’s financial statements.

          In April 2009, the Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U. S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend an existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This Standard did not have a material impact on the Company’s financial statements.

          In April, 2009, the Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-4 was adopted to provide additional guidance for estimating fair value in accordance with Statement 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This Financial Standards Position (“FSP”) also includes guidance on identifying circumstances that indicate a transaction is not orderly. This Standard did not have a material impact on the Company’s financial statements.

               In May, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No.165 “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires an entity to recognize in the financial statements the effect of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Some unrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement became effective for interim or annual financial periods ending after June 15, 2009. This Standard did not have a material impact on the Company’s financial statements.

          In June, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166 “Accounting for Transfers of Financial Assets.” This is a revision to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This Statement becomes effective at the start of a company’s fiscal year after November 15, 2009. The Company does not expect this Statement to have a material impact on the Company’s financial statements.

          In June, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167 “Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This Statement becomes effective at the start of a company’s fiscal year after November 15, 2009. The Company does not expect this Statement to have a material impact on the Company’s financial statements.

          Earnings Analysis

          Net losses for the quarter ended June 30, 2009 were $185,000, compared to net earnings of $1,090,000 for the quarter ended June 30, 2008, a decrease of $1,275,000, or 117%. Net income for the second quarter of 2009 was $4,000, before the payment of preferred stock dividends, which compares favorably to the net loss of $1,189,000 before the payment of preferred stock dividends recorded during the first quarter of 2009. The first cash dividend payments on the preferred shares outstanding were made as scheduled during the second quarter of 2009. Net losses for the six months ended June 30, 2009 were $1,390,000 compared to net earnings of $1,977,000 for the six months ended June 30, 2008, a decrease of $3,367,000, or 170%. Net earnings before income tax expense for the quarter ended June 30, 2009 were $8,000, compared to net earnings of $1,367,000 for the quarter ended June 30, 2008, a decrease of $1,359,000, or 99%. Losses before income tax were $1,611,000 for the six months ended June 30, 2009 compared to earnings of $2,510,000 for the six months ended June 30, 2008, a decrease of $4,121,000, or 164%. The losses for the three and six months ended June 30, 2009 were primarily the result of an increased provision for loan losses, a special FDIC assessment, and an increased cost of loan collections, when compared to the same periods in 2008. The increased provision is the result of loan charge-offs of $406,000 that have occurred during the second quarter of 2009 coupled with increased nonperforming loans.

          Net interest income for the quarter ended June 30, 2009 was $6,281,000, compared to $6,816,000 for the quarter ended June 30, 2008, a decrease of $535,000, or 8%. Net interest income for the six months ended June 30, 2009 was $12,873,000 compared to $13,865,000 for the six months ended June 30, 2008, a decrease of $992,000, or 7%. The Federal Open Market Committee made a series of significant reductions in the intended federal funds rate in 2008, starting with a 4.25% rate on January 1, 2008. By January 1, 2009, the target rate was 0% to 0.25% and remained unchanged to June 30, 2009. This significant reduction in short term rates has negatively affected the Company’s net interest margin. The rate of decrease in the rates paid for interest bearing liabilities has not kept pace with the decreasing rates earned on interest earning assets during the first two quarters of 2009, effectively causing a rate related drop in net interest income for the two quarters ended June 30, 2009, compared to the same period in 2008. An additional factor has been the increase in nonaccrual loans in 2009 compared to 2008. The increase in nonaccrual loans is related to declining property values and tenant rent in both the residential and commercial real estate markets we serve.

          Basic losses per share were $0.06 for the second quarter of 2009 compared to net earnings of $0.35 for the second quarter of 2008. Diluted earnings per share were a loss of $0.06 for the second quarter of 2009 compared to net earnings of $0.35 for the second quarter of 2008. The basic loss per share was $0.46 for the six months ended June 30, 2009 compared to basic earnings per share of $0.64 for the six months ended June 30, 2008. Diluted losses per share were $0.46 for the six months ended June 30, 2009 compared to diluted earnings per share of $0.63 for the six months ended June 30, 2008.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2009 compared to the three-and six-month periods ended June 30, 2008.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,

	2009			2008

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$495,546	$7,841	6.35%	$495,845	$8,733	7.06%
Taxable securities (3)	52,011	438	3.38%	45,889	512	4.48%
Nontaxable securities (3)	39,114	462	4.74%	43,169	506	4.70%
Fed funds sold	21,385	10	0.19%	5,744	28	1.96%

Total interest earning assets	$608,056	$8,751	5.77%	$590,647	$9,779	6.64%

NONINTEREST EARNING ASSETS:
Cash and due	$24,197			$17,186
Premises	12,596			13,868
Other assets	28,212			29,960

Total noninterest earning assets	$65,005			$61,014

TOTAL ASSETS	$673,061			$651,661

INTEREST BEARING LIABILITIES:
Demand, int bearing	$58,911	$84	0.57%	$61,883	$83	0.54%
Money market	177,281	924	2.09%	141,270	775	2.20%
Savings	43,460	31	0.29%	47,301	30	0.25%
Time deposits	136,068	690	2.03%	133,933	1,167	3.49%
Federal Home Loan Bank advances	58,022	633	4.38%	76,022	782	4.13%
Federal funds purchased	—	—	n/a	497	4	3.23%

Total interest bearing liabilities	$473,742	$2,362	2.00%	$460,906	$2,841	2.47%

NONINTEREST BEARING LIABILITIES:
Demand deposits	113,808			114,766
Other liabilities	6,686			8,235

Total noninterest bearing liabilities	$120,494			$123,001

TOTAL LIABILITIES	594,236			583,907
Stockholders’ equity	78,825			67,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$673,061			$651,661

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$6,389	4.21%		$6,938	4.71%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $322,000 and $349,000 for the quarters ended June 30, 2009 and 2008, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $108,000 and $119,000 for the quarters ended June 30, 2009 and 2008, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $0 and $3,000 in the quarters ended June 30, 2009 and 2008, respectively. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the taxable investment securities portfolio were created by agency preferred stock dividends.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,

	2009			2008

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$499,362	$15,818	6.39%	$498,838	$18,122	7.31%
Taxable securities (3)	52,850	970	3.70%	43,147	1,027	4.79%
Nontaxable securities (3)	39,285	927	4.76%	45,289	1,063	4.72%
Fed funds sold	12,894	60	0.94%	5,362	69	2.59%

Tot int earn assets	604,391	17,775	5.93%	592,636	20,281	6.88%

NONINTEREST EARNING ASSETS:
Cash and due	$19,850			$17,054
Premises	12,762			13,898
Other assets	28,668			28,481

Tot nonint earning assets	$61,280			$59,433

TOTAL ASSETS	$665,671			$652,069

Demand, int bearing	$57,911	$156	0.54%	$61,019	$182	0.60%
Money market	163,029	1,709	2.11%	139,695	1,736	2.50%
Savings	43,655	64	0.30%	46,508	61	0.26%
Time deposits	137,523	1,458	2.14%	134,206	2,532	3.79%
FHLB advances	65,790	1,294	3.97%	76,832	1,634	4.28%
Fed funds purchased	3	—	n/a	983	18	3.68%

Tot int bear liab	$467,911	$4,681	2.02%	$459,243	$6,163	2.70%

NONINTEREST BEARING LIABILITIES:
Demand deposits	115,002			116,509
Other liabilities	6,781			8,567

Tot nonint bear liabilities	$121,783			$125,076

TOTAL LIABILITIES	$589,694			$584,319
Stockholders’ equity	$75,977			$67,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,671			$652,069

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$13,094	4.37%		$14,118	4.80%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $628,000 and $752,000 for the six months ended June 30, 2009 and 2008, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $221,000 and $248,000 for the six months ended June 30, 2009 and 2008, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $0 and $5,000 in the six months ended June 30, 2009 and 2008, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

          Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2009 and 2008. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended June 30, 2009, average loans outstanding represented 81.5% of average earning assets. For the quarter ended June 30, 2008, they represented 83.9% of average earning assets. For the six months ended June 30, 2009 and 2008, average loans outstanding represented 82.6% and 84.2%, respectively, of average earning assets.

          The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 decreased from 6.64% to 5.77%, or 87 basis points. Average loans decreased by $299,000, quarter to quarter, yield decreased from 7.06% to 6.35%, or 71 basis points. Interest income on total interest earning assets decreased $1,028,000 or 10.5% on a fully-taxable equivalent basis. The decrease in yield resulted from lower prevailing market rates on loans and increased nonaccrual loan volumes.

          Yield decreases have been more severe in our short term investment portfolio than in the lending portfolio due primarily to the short term maturities in the investment portfolio. Management uses the investment portfolio primarily for liquidity purposes and plans to keep the maturities short in the near term.

          For the three months ended June 30, 2009 compared to the three months ended June 30, 2008, the cost on total interest bearing liabilities decreased from 2.47% to 2.00%, a decrease of 47 basis points. The most expensive source of interest bearing liabilities comes from Federal Home Loan Bank advances. Their average cost increased from 4.13%to 4.38%, while their average balances outstanding decreased $18,000,000 and the expense on these advances decreased $149,000 for the three months ended June 30, 2009 compared to 2008. Time deposit interest cost decreased from 3.49% to 2.03%. Their average balance outstanding increased by $2,135,000, or 1.6%, while their expense decreased $477,000. Money market deposits average volume increased $36,011,000, or 25.5%, while their cost decreased 11 basis points, or 19.2%. The primary source of increase in money market funds is the Bank’s Money Market Maximizer account that pays a higher yield when customers utilize additional bank services.

          For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, interest income on interest earning assets decreased $2,506,000 or 12.36% on a fully-taxable equivalent basis, while average earning assets increased $11,755,000, or 2.0%. Average loans increased by $524,000, or 0.1%. Interest on loans decreased $2,304,000 or 12.7%, while yield decreased 92 basis points, or 12.3%. The cost on total interest bearing liabilities decreased from 2.70% to 2.02%. Average Federal Home Loan Bank advances decreased $11,042,000 or 14.4%. Their yield decreased from 4.28% to 3.97%, and their cost decreased $340,000. Time deposit averages increased $3,317,000 or 2.5%. Their yield decreased 165 basis points, or 43.5%. Money market deposit average balances increased $23,334,000, or 16.7%, but their cost decreased $27,000, or 1.6%.

          For the three and six month periods ended June 30, 2009 and June 30, 2008, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Three Months Ended June 30, 2009 Compared to 2008

	Interest Income/Expense	Variance Attributable to
		Rate	Volume

INTEREST EARNING ASSETS
Loans	$(892)	$(887)	$(5)
Taxable securities	(74)	(126)	52
Nontaxable securities	(44)	4	(48)
Federal funds sold	(18)	(94)	76

Total	$(1,028)	$(1,103)	$75

INTEREST BEARING LIABILITIES
Demand deposits	$1	$5	$(4)
Money market	149	(39)	188
Savings deposits	1	4	(3)
Time deposits	(477)	(495)	18
Federal Home Loan Bank advances	(149)	36	(185)
Federal funds purchased	(4)	0	(4)

Total	$(479)	$(489)	$10

NET INTEREST INCOME	$(549)	$(614)	$65

Table 4	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Six Months Ended June 30, 2009 Compared to 2008
	Interest Income/Expense	Variance Attributable to
		Rate	Volume

INTEREST EARNING ASSETS
Loans	$(2,304)	$(2,323)	$19
Taxable securities	(57)	(288)	231
Nontaxable securities	(136)	6	(142)
Federal funds sold	(9)	(106)	97

Total	$(2,506)	$(2,711)	$205

INTEREST BEARING LIABILITIES
Demand deposits	$(26)	$(17)	$(9)
Money market	(27)	(317)	290
Savings deposits	3	7	(4)
Time deposits	(1,074)	(1,137)	63
Federal Home Loan Bank advances	(340)	(105)	(235)
Federal funds purchased	(18)	(18)	—

Total	$(1,482)	$(1,587)	$105

NET INTEREST INCOME	$(1,024)	$(1,124)	$100

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME

	Three months ended Jun 30,		Variance
(Dollar amounts in thousands)	2009	2008	Amount	Percent

Service charges	$699	$709	$(10)	-1.4%
Credit card fees	173	191	(18)	-9.4%
Gain on sale of securities	242	1	241	24100.0%
Other income	131	236	(105)	-44.5%

Total noninterest income	$1,245	$1,137	$108	9.5%

	Six months ended June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	Percent

Service charges	$1,427	$1,411	$16	1.1%
Credit card fees	338	355	(17)	-4.8%
Gain on sale of securities	246	139	107	77.0%
Other income	583	493	90	18.3%

Total noninterest income	$2,594	$2,398	$196	8.2%

          Noninterest income consists mainly of service charges on deposits. For the quarter ended June 30, 2009 compared to June 30, 2008, total noninterest income increased by $108,000 or 9.5%. For the six months ended June 30, 2009 and June 30, 2008, total noninterest income increased by $196,000 or 8.2%. During the second quarter of 2009, the Company sold approximately $6,700,000 in mortgage-backed securities at a pretax gain of $242,000. These securities were sold in order to increase the Company’s liquid funds and to lock in gains during a time where the Federal Reserve Bank was actively purchasing significant volumes of these securities.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE

	Three months ended June 30,		Variance
(Dollar amounts in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$3,303	$3,611	$(308)	-8.5%
Loss on impairment of other real estate owned	163	—	163	—
Occupancy expense	523	508	15	3.0%
Equipment expense	475	483	(8)	-1.7%
Professional fees	289	286	3	1.0%
Telephone, postage & supplies	259	249	10	4.0%
Bankcard expenses	163	180	(17)	-9.4%
Other expense	1,583	969	614	63.4%

Total noninterest expense	$6,758	$6,286	$472	7.5%

	Six months ended June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$6,750	$7,128	$(378)	-5.3%
Loss on impairment of other real estate owned	1,363	—	1,363	—
Occupancy expense	1,035	1,023	12	1.2%
Equipment expense	957	958	(1)	-0.1%
Professional fees	625	545	80	14.7%
Telephone, postage & supplies	532	481	51	10.6%
Bankcard expenses	317	333	(16)	-4.8%
Other expense	2,599	1,995	604	30.3%

Total noninterest expense	$14,178	$12,463	$1,715	13.8%

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2009 compared to three months ended June 30, 2008, it represented 48.9% and 57.4% of total noninterest expenses. For the six months ended June 30, 2009 and 2008 it was 47.6% and 57.2% respectively of total noninterest expense increases. Decreases in salary and employee benefits expense quarter over quarter is directly related to a reduced number of full time equivalent employees. The Bank has reduced staff through the elimination of our Call Center, Construction Lending staff, and back office operations staff. The most significant increase was in other expense, which was caused by a special, one-time Federal Deposit Insurance Corp. assessment of approximately $298,000 designed to restore the insurance fund after incurring losses from so many failed banks within the last year, Other sources of increased other expense include credit collection expenses. This resulted in an increase of $387,000 or 347% for the quarter ended June 30, 2009 compared to the same quarter in 2008, and an increase of $436,000 or 198% for the six months ended June 30, 2009 compared to the same period in 2008. The other significant item was a $1,200,000 loss on impairment of other real estate owned that was recorded in the first quarter of 2009, and related to one land development foreclosure property.

Income Taxes

          The effective tax rate for the quarter ended June 30, 2009 was a 50.0% tax expense compared to a 20.3% tax expense for the quarter ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 and June 30, 2008, respectively was a tax of 26.3% compared to a tax expense of 21.2%. Items which usually affect the rate are changing amounts invested in tax-free securities, available Low Income Housing Credits, amounts of interest income on qualifying loans in Enterprise Zones, and the non-taxable nature of municipal bond interest. Another significant reason for changes in the effective tax rate provisions is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period. Alternative minimum tax calculations also have an increasing effect on the Company’s effective tax rate as net income falls and tax preference items lose some of their value.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2009 are adequate to meet its operating needs in 2009 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

          Assets. Total assets increased to $661,828,000 at June 30, 2009 from $660,957,000 at December 31, 2008, an increase of $871,000. Most of this increase was in federal funds sold, which increased by $21,700,000; a decrease of $9,665,000 in securities available for sale; a decrease of $10,672,000 in net loans; and $1,363,000 in other smaller items. The decrease in loans was driven by tighter underwriting standards utilized by the Bank during 2009 and a decrease in the overall credit worthiness of these customers seeking loans.

          Loans. Gross loans at June 30, 2009 were $496,407,000, a decrease of $8,652,000 or 1.71% from December 31, 2008. Gross real estate loans increased $13,426,000, construction loans decreased $9,260,000, commercial loans decreased $12,147,000 and consumer loans decreased by $608,000. The portfolio breakdown was as follows.

Table 7	LOAN PORTFOLIO

(Dollar amounts in thousands)	June 30, 2009	Percent	December 31 2008	Percent

Real Estate	$366,437	73.8%	$353,011	69.9%
Construction	56,387	11.4%	65,647	13.0%
Commercial	71,295	14.4%	83,442	16.5%
Consumer	2,528	0.5%	3,136	0.6%

Gross loans	$496,647	100.0%	$505,236	100.0%

Net deferred loan (fees) cost	(240)		(177)
Allowance for loan losses	(9,095)		(7,075)

Net loans	$487,312		$497,984

Management expects the construction loan segment of the portfolio to continue to decrease as existing projects are finished and few new construction loans are expected to be funded during the remainder of 2009.

          Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company’s management considers changes in national and local economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company’s management considers changes in national and local economic conditions, as well as the conditions of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

          A summary of activity in the allowance for loan losses for the six months ended June 30, 2009 and the six months ended June 30, 2008 is as follows.

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Six months ended
(Dollar amounts in thousands)	6-30-2009	6-30-2008

Balance, beginning of period	$7,075	$5,638
Provision for loan losses	2,900	1,290
Recoveries	30	24
Amounts charged off	(910)	(1,152)

Balance, end of period	$9,095	$5,800

          During the second quarter of 2009, an additional provision for loan losses of $760,000 was necessary due to increased expected losses within the Company’s single family mortgage portfolio and a second quarter increase in the volume of nonaccrual loans of $14,530,000.

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2009. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2009, there was $32,385,000 in nonperforming assets, compared to $17,659,000 at December 31, 2008. Nonaccrual loans were $26,893,000 at June 30, 2009, compared to $14,102,000 at December 31, 2008. There was $5,492,000 in Other Real Estate Owned at June 30, 2009, and $3,557,000 at December 31, 2008. There were no loans past due 90 days and still accruing at either date. During the second quarter of 2009, the Bank did not foreclose on any properties. During the first quarter of 2008, the Bank obtained a land development property consisting of 20 residential lots, located in Martinez, California, that was recorded at the net realizable value of $3,200,000. This property was written down to $2,000,000 during the first quarter of 2009 based on an updated appraised property value. Also during the first quarter of 2009, the bank obtained title to two single family residences in San Anselmo, California that had a combined value of $3,298,000 at the time of foreclosure. During the first quarter of 2008, the Bank obtained through foreclosure a single family residence in San Jose valued at $357,000. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

          Deposits. Total deposits at June 30, 2009 were $538,478,000 compared to $500,910,000 on December 31, 2008. Of these totals, noninterest-bearing demand deposits were $111,644,000 or 20.7% of the total on June 30, 2009 and $121,237,000 or 24.2% on December 31, 2008. Time deposits were $133,793,000 on June 30, 2009 and $141,840,000 on December 31, 2008. During the first six months of 2009, compared to the same period in 2008, the deposit mix has changed to include a shift from demand and time deposits, which decreased $16,933,000, to an increase in savings and money market, which increased by $54,569,000. This shift is the result of some of our customers moving their funds into the Bank’s highest yielding deposit product. This product pays a higher interest rate if the customer has other deposit and loan products with the Bank.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2009:

TABLE 9

(Dollar amounts in thousands) Maturities	Under $100,000	$100,000 or more	Total

Three months or less	$16,955	$37,782	$54,737
Over three through six months	11,857	17,094	28,951
Over six through twelve months	13,658	23,413	37,071
Over twelve months	7,326	5,708	13,034

Total	$49,796	$83,997	$133,793

          Federal Home Loan Bank advances. These advances declined by $46,100,000 or 53.5% on June 30, 2009 compared to December 31, 2008. The Bank has used some of the additional deposits raised to repay Federal Home Loan Bank advances during the quarter. To the extent additional deposit increases are realized during the remainder of 2009, additional advances will be repaid.

          The following table shows the risk-based capital ratios and leverage ratios at June 30, 2009 and December 31, 2008 for the Bank:

TABLE 10

Risk-Based Capital Ratios	June 30, 2009	December 31, 2008		Minimum “Well Capitalized” Requirements

Tier 1 Capital	12.67%	11.84%	≥	6.00%
Total Capital	13.93%	10.65%	≥	10.00%
Leverage Ratios	11.12%	9.68%	≥	5.00%

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2009, Liquid Assets were $126,252,000, or 19.1% of total assets. As of December 31, 2008, Liquid Assets were $114,086,000, or 17.3% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $25,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

          A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2009 net loans were at 90% of deposits. On December 31, 2008 net loans were at 99% of deposits.

          Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $99,259,000 and $115,821,000 at June 30, 2009 and December 31, 2008, respectively. As a percentage of net loans, these off-balance sheet items represent 20.4% and 23.3% respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under Earnings Analysis section of this report).

Item 4T.	Controls and Procedures.

          (a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended June 30, 2009. There were 10,457 shares remaining that may be purchased under this Plan as of June 30, 2009. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of FNB Bancorp was held on May 20, 2009. Four matters were voted on at the Annual Meeting: the election of Directors; a proposal to amend and approve Article III, Section 16 of the Company Bylaws to increase the minimum-maximum range of authorized directors to not less than six (6) nor more than eleven (11) directors; an Advisory Vote on Executive Compensation; and ratify and approve the appointment of Moss Adams LLP as independent auditors of FNB Bancorp for the 2009 fiscal year. The seven appointees identified in the proxy statement for the Annual Meeting were elected as Directors; the Amendment of the Company Bylaws was ratified and approved; the Advisory Vote on Executive Compensation was ratified and approved; and the appointment of Moss Adams LLP was approved. Set forth below is a summary of the voting:

Election of Directors	Votes For	Votes Withheld

Michael R. Wyman	2,241,293	108,221
Thomas C. McGraw	2,251,293	98,221
Lisa Angelot	2,250,158	99,356
Merrie Turner Lightner	2,251,293	98,221
Michael Pacelli	2,250,539	98,975
Edward J. Watson	2,249,446	100,068
Anthony J. Clifford	2,240,581	108,933

Amendment of the Bylaws	For	Against	Abstain

	2,286,479	28,836	34,199

Advisory Vote on Executive Compensation	For	Against	Abstain

	2,265,851	26,344	57,319

Appointment of Moss Adams LLP	For	Against	Abstain

	2,347,160	465	1,889

Item 6.	Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated:

August 11, 2009.

By: /s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

By: /s/ David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)