Form 10-Q
period 2009-09-30
FNB BANCORP/CA/
filed 2009-11-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of November 12, 2009: 3,030,418 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	September 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$46,371	$14,865

Cash and equivalents	46,371	14,865

Securities available-for-sale	94,264	99,221
Loans, net of allowance for loan losses of $9,424 and $7,075 on September 30, 2009 and December 31, 2008	506,537	497,984
Bank premises, equipment, and leasehold improvements, net	12,040	13,030
Other real estate owned	9,425	3,557
Goodwill	1,841	1,841
Accrued interest receivable and other assets	28,835	30,459

Total assets	$699,313	$660,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$120,903	$121,237
Demand, interest bearing	53,923	58,451
Savings and money market	279,696	179,382
Time	130,645	141,840

Total deposits	585,167	500,910

Federal Home Loan Bank advances	30,000	86,100
Accrued expenses and other liabilities	5,218	5,798

Total liabilities	620,385	592,808

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,030,000 shares at September 30, 2009 and 3,030,000 shares at December 31, 2008	44,974	43,827
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,482	—
Preferred stock - series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	632	—
Retained earnings	20,802	22,960
Accumulated other comprehensive income	1,038	1,362

Total stockholders’ equity	78,928	68,149

Total liabilities and stockholders’ equity	$699,313	$660,957

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$8,578	$8,757	$24,396	$26,879
Interest on taxable securities	389	618	1,359	1,640
Interest on tax-exempt securities	298	378	1,004	1,193
Federal funds sold	18	34	78	103

Total interest income	9,283	9,787	26,837	29,815

Interest expense:
Deposits	1,911	2,011	5,298	6,522
Federal Home Loan Bank advances	382	713	1,676	2,347
Federal funds purchased	—	1	—	19

Total interest expense	2,293	2,725	6,974	8,888

Net interest income	6,990	7,062	19,863	20,927
Provision for loan losses	796	300	3,696	1,590

Net interest income after provision for loan losses	6,194	6,762	16,167	19,337

Noninterest income:
Gain (loss) on sale or impairment of securities available-for-sale	659	(433)	905	(294)
Service charges	707	749	2,134	2,160
Credit card fees	179	211	517	566
Other income	127	242	710	735

Total noninterest income	1,672	769	4,266	3,167

Noninterest expense:
Salaries and employee benefits	3,250	3,642	10,000	10,770
Loss on impairment of other real estate owned	296	—	1,659	136
Occupancy expense	533	510	1,568	1,533
Equipment expense	470	484	1,427	1,442
Professional fees	277	295	902	840
Telephone, postage and supplies	282	266	814	747
Bankcard expenses	159	195	476	528
Other expense	1,160	1,089	3,759	2,948

Total noninterest expense	6,427	6,481	20,605	18,944

Earnings before income tax expense	1,439	1,050	(172)	3,560
Income tax expense (benefit)	176	3	(250)	536

Net earnings	1,263	1,047	78	3,024
Dividends and discount accretion on preferred stock	214	—	419	—

Net earnings (loss) available to common shareholders	$1,049	$1,047	$(341)	$3,024

Earnings per share data:
Basic	$0.35	$0.34	$(0.11)	$0.98
Diluted	$0.35	$0.34	$(0.11)	$0.97

Weighted average shares outstanding:
Basic	3,030	3,055	3,030	3,092
Diluted	3,030	3,065	3,030	3,118

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollar amounts in thousands)	2009	2008	2009	2008

Net earnings	$1,263	$1,047	$78	$3,024
Unrealized loss on AFS securities	112	195	(324)	(72)

Total comprehensive earnings	$1,375	$1,242	$(246)	$2,952

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30

(Dollar amounts in thousands)	2009	2008

Cash flow from operating activities:
Net (loss) earnings	$78	$3,024
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on sale of securities available-for-sale	(905)	294
Depreciation, amortization and accretion	1,595	1,380
Write-down of real estate owned	1,659	136
Stock-based compensation expense	87	82
Provision for loan losses	3,696	1,590
Decrease (increase) in interest receivable and other assets	1,624	(510)
Increase (decrease) in accrued expenses and other liabilities	(356)	(190)

Net cash provided by operating activities	7,478	5,806

Cash flows from investing activities:
Purchase of securities available-for-sale	(56,302)	(56,762)
Proceeds from matured/called/sold securities available-for-sale	61,189	46,095
Net increase in loans	(20,134)	(5,175)
Proceeds from sale of bank equipment	—	15
Sale of other real estate owned	358	—
Purchases of bank premises, equipment, leasehold improvements	(178)	(893)

Net cash provided by investing activities	(15,067)	(16,720)

Cash flows from financing activities:
Net increase in demand and savings deposits	95,452	2,527
Net (decrease) increase in time deposits	(11,195)	18,689
Net decrease in federal funds purchased	—	(5,595)
Net decrease Federal Home Loan Bank advances	(56,100)	—
Dividends paid on common stock	(757)	(1,336)
Dividends paid on preferred stock series A and B	(305)	—
Issuance of preferred stock series A	11,360	—
Issuance of preferred stock series B	640	—
Issuance of common stock	—	215
Repurchases of common stock	—	(1,463)

Net cash provided by financing activities	39,095	13,037

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,506	2,123
Cash and cash equivalents at beginning of period	14,865	15,750

Cash and cash equivalents at end of period	$46,371	$17,873

Additional cash flow information:
Interest paid	7,317	9,259
Income taxes paid	218	1,530
Non-cash investing and financing activities:
Accrued dividends	151	444
Change in fair value of available for-sale securities	(324)	(72)
Loans transferred to other real estate ow ned	7,885	3,515
Deemed dividends on preferred stock	114	—

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

          All material intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods, as required by Regulation S-X, Rule 10-01.

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

          The amount of compensation expense for options recorded in the quarters ended September 30, 2009 and September 30, 2008 was $28,000 and $32,000, respectively. The income tax benefit recognized in the income statements for these amounts was $0 for the quarter ended September 30, 2009, and under $1,000 for the quarter ended September 30, 2008. The amount of compensation expense for options recorded in the nine months ended September 30, 2009 and September 30, 2008 was $87,000 and $82,000, respectively. The income tax benefit recognized in the income statements for these amounts was $0 and $11,000 for the nine months ended September 2009 and 2008, respectively.

          The intrinsic value of options exercised during the quarter ended September 30, 2009 was $0. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $0 under the 2008 Plan, $0 under the 2002 Plan and $0 under the 1997 Plan.

          The amount of total unrecognized compensation expense related to non-vested options at September 30, 2009 was $334,000, and the weighted average period it will be amortized over is 2.3 years.

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

          Earnings per share have been computed based on the following:

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollar amounts in thousands)	2009	2008	2009	2008

Net earnings	$1,263	$1,047	$78	$3,024
Dividends and discount accretion on preferred stock	214	—	419	—

Net earnings (loss) available to common shareholders	$1,049	$1,047	$(341)	$3,024

Average number of shares outstanding	3,030,000	3,055,000	3,030,000	3,092,000
Effect of dilutive options	—	10,000	—	26,000
Average number of shares outstanding used to calculate diluted earnings per share	3,030,000	3,065,000	3,030,000	3,118,000

Anti-dilutive options not included	331,000	234,000	331,000	239,000

NOTE D – COMPREHENSIVE EARNINGS

Comprehensive earnings is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains and losses on investment securities available-for-sale. Comprehensive earnings for the three months ended September 30, 2009 was $1,375,000 compared to $1,242,000 for the three months ended September 30, 2008. A comprehensive loss for the nine months ended September 30, 2009 was $246,000 compared to comprehensive earnings of $2,952,000 for the nine months ended September 30, 2008.

NOTE E – SECURITIES AVAILABLE FOR SALE

          The amortized cost and carrying values of securities available-for-sale as of September 30, 2009 are as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying value

September 30, 2009
Obligations of U.S. Government agencies	$63,111	$590	$(29)	$63,672
Obligations of states and political subdivisions	26,747	1,188	(5)	27,930
Corporate debt	2,646	16	—	2,662

Total	$92,504	$1,794	$(34)	$94,264

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of September 30, 2009 follows:

(Dollar amounts in thousands)	Total Fair Value	Less than 12 Months Unrealized Losses	Total Fair Value	12 Months or Longer Unrealized Losses	Total Fair Value	Total Unrealized Losses

September 30, 2009
Obligations of U.S. Government agencies	$10,427	$(29)	$—	$—	$10,427	$(29)
Obligations of states and political subdivisions	241	—	446	(5)	687	(5)

Total	$10,668	$(29)	$446	$(5)	$11,114	$(34)

          The amortized cost and carrying values of securities available-for-sale as of December 31, 2008 are as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying value

December 31, 2008
Obligations of U.S. Government agencies	$57,995	$1,447	$—	$59,442
Obligations of states and political subdivisions	38,918	914	(53)	39,779
Corporate debt	—	—	—	—

Total	$96,913	$2,361	$(53)	$99,221

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2008 follows:

(Dollar amounts in thousands)	Total Fair Value	Less than 12 Months Unrealized Losses	Total Fair Value	12 Months or Longer Unrealized Losses	Total Fair Value	Total Unrealized Losses

December 31, 2008
Obligations of states and political subdivisions	3,039	(53)	—	—	3,039	(53)

Total	$3,039	$(53)	$—	$—	$3,039	$(53)

At September 30, 2009, there were two securities in an unrealized loss position for greater than 12 consecutive months. These two securities continue to be of investment grade, and management believes their current position is an interest-related temporary valuation impairment caused by a lack of market for the affected issues. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at September 30, 2009. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell and will not be required to sell the securities with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Carrying Value

Available-for-sale:
Due in one year or less	$9,317	$9,382
Due after one through five years	58,819	59,946
Due after five years through ten years	8,652	8,933
Due after ten years	15,716	16,003

Total	$92,504	$94,264

For the nine months ended September 30, 2009, gross realized gains amounted to $905,000 on $28,421,000 in securities sold or called. For the nine months ended September 30, 2009, there were no gross losses on the sale of investment securities.

NOTE F – FAIR VALUE

          Fair Value Measurement. The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2009, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2009, Using

Description	Fair Value 9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$94,264	$—	$94,264	$—

Total assets measured at fair value	$94,264	$—	$94,264	$—

          Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2009, Using

Description	Fair Value 9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses

Impaired loans	$14,391	$—	$—	$14,391	$1,074
Other real estate owned	9,425	—	—	9,425	1,659

Total impaired assets measured at fair value	$23,816	$—	$—	$23,816	$2,733

For assets measured at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the nine month period, this Statement requires a reconciliation of the beginning and ending balances separately for each major category of assets, which may be presented as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Impaired Loans	Other Real Estate Owned	Losses

Balance 12/31/2008	$13,440	$3,557	$678
Additions	10,412	6,225	2,676
Deletions	(9,461)	(357)	(621)

Balance 9/30/2009	$14,391	$9,425	$2,733

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

          Goodwill and premium on purchased deposits are subject to impairment testing. In evaluating the premium on purchased deposits, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. In evaluating goodwill, management initially uses a combination of discounted cash flows, capitalization rate, and recent merger and acquisition prices. If possible impairment is indicated, a second phase of impairment testing is performed, whereby all the Bank’s assets and liabilities are valued at fair value in a hypothetical sale situation. Goodwill valuation is highly subjective and is therefore valued as Level 3. As of September 30, 2009, there were no impairments of goodwill or the premium on purchased deposits.

          Other real estate owned is carried at the lower of historical cost or fair market value. An appraisal (a level 3 valuation) is obtained at the time the Company acquires title to property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

Fair Values of Financial Instruments.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

          Cash and Cash Equivalents.

          The carrying amounts reported in the balance sheet for cash and short-term instruments are a reasonable estimate of fair value, which will approximate their historical cost.

          Securities Available-for-Sale.

          Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans Receivable.

          For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, fair values are based on discounted cash flows.

          Bank Owned Life Insurance.

          The fair value of bank owned life insurance is the cash surrender value of the policies.

          Deposit liabilities.

          The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are based on discounted cash flows.

          Federal Home Loan Bank Advances.

          The fair values of Federal Home Loan Bank Advances were based on discounted cash flows.

          Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2009:

(Dollar amounts in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$46,371	$46,371
Securities available for sale	94,264	94,264
Loans, net	506,530	532,152
Bank owned life insurance	8,788	8,788

Financial liabilities:
Deposits	585,167	585,951
Federal Home Loan Bank advances	30,000	30,677

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	3,276

The carrying amount of loans include $22,739,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2009. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns.

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

NOTE H

An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date that the financial statements were available to be issued. FNB Bancorp has evaluated subsequent events through November 13, 2009, the date the financial statements were issued, and determined that there were no recognized or non-recognized subsequent events that require recognition or disclosure in the financial statements.

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

          Recent Accounting Pronouncements

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) which refers to “Interim Disclosures about Fair Value of Financial Instruments” which was issued in April 2009. This guidance amends earlier guidance on the same subject as well as guidance regarding “Interim Financial Reporting” by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requiring disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company does not expect this guidance to have a material impact on the Company’s financial statements.

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) issued in April 2009, which amends the other-than-temporary impairment guidance in U. S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend an existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) issued in April 2009, which was adopted to provide additional guidance for estimating fair value in accordance with guidance regarding “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly.

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) issued in May 2009, regarding “Subsequent Events.” This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires an entity to recognize in the financial statements the effect of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Some unrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. This guidance introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance became effective for interim or annual financial periods ending after June 15, 2009. The Company does not expect this guidance to have a material impact on the Company’s financial statements.

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) which was issued in June, 2009, “Accounting for Transfers of Financial Assets.” This is a revision to guidance on “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance becomes effective at the start of a company’s fiscal year after November 15, 2009. The Company does not expect this guidance to have a material impact on the Company’s financial statements.

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) issued in June, 2009, “Amendments to Previous Guidance Regarding Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance becomes effective at the start of a company’s fiscal year after November 15, 2009. The Company does not expect this guidance to have a material impact on the Company’s financial statements.

          The Company has adopted guidance as codified by the Financial Accounting Standards Board (“FASB”) issued in June 2009 regarding “The FASB Accounting Standards Codification” and the “Hierarchy of Generally Accepted Accounting Principles” - a replacement of an earlier guidance on the same subject. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritaive. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

          Following this guidance, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

          Earnings Analysis

          Net earnings for the quarter ended September 30, 2009 were $1,049,000, compared to net earnings of $1,047,000 for the quarter ended September 30, 2008, an increase of $2,000. Net losses for the nine months ended September 30, 2009 were $341,000 compared to net earnings of $3,024,000 for the nine months ended September 30, 2008, a decrease of $3,365,000, or 111%. Earnings before income tax expense for the quarter ended September 30, 2009 were $1,439,000, compared to $1,050,000 for the quarter ended September 30, 2008, an increase of $389,000, or 37%. Losses before income tax were $172,000 for the nine months ended September 30, 2009 compared to earnings of $3,560,000 for the nine months ended September 30, 2008, a decrease of $3,732,000, or 105%. Earnings for the quarter ended September 30, 2009 were positively affected by the recorded pre tax gain of $659,000 on the sale of $28,421,000 of available for sale investment securities.

          Net interest income for the quarter ended September 30, 2009 was $6,990,000, compared to $7,062,000 for the quarter ended September 30, 2008, a decrease of $72,000, or 1%. Net interest income for the nine months ended September 30, 2009 was $19,863,000 compared to $20,927,000 for the nine months ended September 30, 2008, a decrease of $1,064,000, or 5%. The Federal Open Market Committee made a series of significant reductions in the intended federal funds rate in 2008, starting with a 4.25% rate on January 1, 2008. By January 1, 2009, the target rate was 0% to 0.25% and remained unchanged through September 30, 2009. This significant reduction in short term rates has negatively affected the Company’s net interest margin. The rate of decrease in the rates paid for interest bearing liabilities has not kept pace with the rates earned on interest earning assets during the first three quarters of 2009, effectively causing a decrease in rate-related drop in net interest income for the nine months ended September 30, 2009, compared to the same period in 2008. An additional factor has been the increase in nonaccrual loans in 2009 when compared to 2008 levels.

          Basic earnings per share were $0.35 for the third quarter of 2009 compared to $0.34 for the third quarter of 2008. Diluted earnings per share were $0.35 for the third quarter of 2009 compared to $0.34 for the third quarter of 2008. Basic losses per share were $0.11 for the nine months ended September 30, 2009 compared to basic earnings of $0.98 for the nine months ended September 30, 2008. Diluted losses per share were $0.11 for the nine months ended September 30, 2009 compared to diluted earnings per share of $0.97 for the nine months ended September 30, 2008.

          The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2009 compared to the three-and nine-month periods ended September 30, 2008.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,

	2009			2008

(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$497,445	$8,578	6.92%	$489,112	$8,757	7.12%
Taxable securities (3)	57,111	389	2.73%	64,517	618	3.81%
Nontaxable securities (3)	32,817	392	4.79%	40,860	495	4.82%
Fed funds sold	27,909	18	0.26%	6,871	34	1.97%

Total interest earning assets	$615,282	$9,377	6.11%	$601,360	$9,904	6.55%
NONINTEREST EARNING ASSETS:
Cash and due from banks	$37,759			$17,052
Premises and equipment	12,249			13,581
Other assets	29,516			29,335

Total noninterest earning assets	$79,524			$59,968

TOTAL ASSETS	$694,806			$661,328

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$59,847	$86	0.58%	$59,928	$78	0.52%
Money market	217,363	1,169	2.16%	142,569	765	2.13%
Savings	43,583	32	0.29%	48,256	32	0.26%
Time deposits	131,946	624	1.90%	151,459	1,136	2.98%
Federal Home Loan Bank advances	39,891	382	3.84%	63,541	713	4.46%
Federal funds purchased	—	—	n/a	155	1	2.57%

Total interest bearing liabilities	$492,630	$2,293	1.87%	$465,908	$2,725	2.33%

NONINTEREST BEARING LIABILITIES:
Demand deposits	116,875			120,112
Other liabilities	6,776			8,119

Total noninterest bearing liabilities	$123,651			$128,231

TOTAL LIABILITIES	$616,281			$594,139
Stockholders’ equity	$78,525			$67,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	694,806			661,328

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,084	4.62%		$7,179	4.75%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $269,000 and $377,000 for the quarters ended September 30, 2009 and 2008, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $94,000 and $117,000 for the quarters ended September 30, 2009 and 2008, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $0 and $5,000 in the quarters ended September 30, 2009 and 2008, respectively. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the taxable investment securities portfolio were created by agency preferred stock dividends.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,

	2009				2008

(Dollar amounts in thousands)	Average Balance	Interest		Annualized Average Yield	Average Balance	Interest	Annualized Average Yield

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$498,716		$24,396	6.54%	$495,573	$26,879	7.24%
Taxable securities (3)	54,287		1,359	3.35%	50,322	1,645	4.37%
Nontaxable securities (3)	37,105		1,319	4.75%	43,802	1,558	4.75%
Fed funds sold	17,954		78	0.58%	5,868	103	2.34%

Tot int earn assets	$608,062		$27,152	5.97%	$595,565	$30,185	6.77%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$25,885	$			$17,053
Premises and equipment	12,590				13,792
Other assets	28,950				28,768

Tot nonint earning assets	$67,425				$59,613

TOTAL ASSETS	$675,487				$655,178

Demand, int bearing	$58,563		$242	0.55%	$60,652	$260	0.57%
Money market	181,339		2,879	2.12%	140,660	2,501	2.38%
Savings	43,631		95	0.29%	47,095	94	0.27%
Time deposits	135,644		2,082	2.05%	139,999	3,667	3.50%
FHLB advances	57,062		1,676	3.93%	72,370	2,347	4.33%
Fed funds purchased	2		—	n/a	705	19	3.60%

Tot int bear liab	$476,241		$6,974	1.96%	$461,481	$8,888	2.57%

NONINTEREST BEARING LIABILITIES:
Demand deposits	115,633				117,718
Other liabilities	6,779				8,417

Tot nonint bear liabilities	$122,412				$126,135

TOTAL LIABILITIES	$598,653				$587,616
Stockholders’ equity	$76,834				$67,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$675,487				$655,178

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)			$20,178	4.44%		$21,297	4.78%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $897,000 and $1,129,000 for the nine months ended September 30, 2009 and 2008, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $315,000 and $365,000 for the nine months ended September 30, 2009 and 2008, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory rate of 34% that are included in taxable securities portfolio were created by a dividends received deduction of $0 and $5,000 in the nine months ended September 30, 2009 and 2008, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

          Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2009 and 2008. The principal interest earning assets are loans, from a volume as well as from an earnings perspective. For the quarter ended September 30, 2009, average loans outstanding represented 80.8% of average earning assets. For the quarter ended September 30, 2008, they represented 81.3% of average earning assets. For the nine months ended September 30, 2009 and 2008, average loans outstanding represented 82.0% and 83.2%, respectively, of average earning assets.

          The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 decreased from 6.55% to 6.11%, or 44 basis points. Average loans increased by $8,333,000, quarter to quarter, and the yield decreased from 7.12% to 6.92%, or 20 basis points. Interest income on total interest earning assets decreased $527,000 or 5.3%. The decrease in yield resulted from lower prevailing market rates on loans and increased nonaccrual loan volumes. During the third quarter of 2009, the Bank purchased approximately $19 million dollars in servicing released loans from another community bank in our service area. This loan purchase was funded with available cash and helped to improve yields that otherwise would have decreased further during the quarter.

          For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, the cost on total interest bearing liabilities decreased from 2.33% to 1.87%, a decrease of 46 basis points. During 2009, the Bank has promoted our Money Market Maximizer product that pays an adjustable interest rate tied to the number and types of Bank products utilized by the customer. This account has brought in significant amounts of new deposits during 2009. Our most expensive source of interest bearing liabilities during the three months ended September 30, 2009 came from Federal Home Loan Bank advances. Their average cost decreased from 4.46% to 3.84%, while their average balances outstanding decreased $23,650,000 and the expense on these advances decreased $331,000 for the three months ended September 30, 2009 compared to 2008. Time deposit interest cost decreased from 2.98% to 1.90%. Their average balance outstanding decreased by $19,513,000, or 12.9%, while their expense decreased $512,000. Money market deposits average volume increased $74,794,000, or 52.5%, while their cost increased 3 basis points, which resulted in a $404,000 increase in their interest expense.

          For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, interest income on interest earning assets decreased $3,033,000 or 10.05%, while average earning assets increased $12,497,000, or 2.1%. Average loans increased by $3,143,000, or 0.6%. Interest on loans decreased $2,483,000 or 9.2%, while yield decreased 70 basis points, or 9.7%. The cost on total interest bearing liabilities decreased from 2.57% to 1.96% caused primarily by new volumes in the Bank’s Money Market Maximizer product. Average Federal Home Loan Bank advances decreased $15,308,000 or 21.2%. Their yield decreased from 4.33% to 3.93%, and their cost decreased $671,000. Time deposit averages decreased $4,355,000 or 3.1%. Their yield decreased 145 basis points, or 41.4%. Money market deposit average balances increased $40,679,000, or 28.9%, and their cost increased $378,000, or 15.1%.

          For the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended September 30, 2009 Compared to 2008

(Dollar amounts in thousands)	Interest Income/Expense	Variance Attributable to

		Rate	Volume

INTEREST EARNING ASSETS
Loans	$(179)	$(323)	$144
Taxable securities	(229)	(179)	(50)
Nontaxable securities	(103)	(7)	(96)
Federal funds sold	(16)	(120)	104

Total	$(527)	$(629)	$102

INTEREST BEARING LIABILITIES
Demand deposits	$8	$8	$—
Money market	404	2	402
Savings deposits	0	3	(3)
Time deposits	(512)	(365)	(147)
Federal Home Loan Bank advances	(331)	(66)	(265)
Federal funds purchased	(1)	0	(1)

Total	$(432)	$(418)	$(14)

NET INTEREST INCOME	$(95)	$(211)	$116

Table 4	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

	Nine Months Ended September 30, 2009 Compared to 2008

(Dollar amounts in thousands)	Interest Income/Expense	Variance Attributable to

		Rate	Volume

INTEREST EARNING ASSETS
Loans	$(2,483)	$(2,654)	$171
Taxable securities	(286)	(416)	130
Nontaxable securities	(239)	(1)	(238)
Federal funds sold	(25)	(237)	212

Total	$(3,033)	$(3,308)	$275

INTEREST BEARING LIABILITIES
Demand deposits	$(18)	$(9)	$(9)
Money market	378	(345)	723
Savings deposits	1	9	(8)
Time deposits	(1,585)	(1,471)	(114)
Federal Home Loan Bank advances	(671)	(175)	(496)
Federal funds purchased	(19)	(19)	—

Total	$(1,914)	$(2,010)	$96

NET INTEREST INCOME	$(1,119)	$(1,298)	$179

Noninterest income

          The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME

	Three months ended September 30,		Variance

(Dollar amounts in thousands)	2009	2008	Amount	Percent

Service charges	$707	$749	$(42)	-5.6%
Credit card fees	179	211	(32)	-15.2%
Gain (loss) on sale or impairment of securities AFS	659	(433)	1,092	252.2%
Other income	127	242	(115)	-47.5%

Total noninterest income	$1,672	$769	$903	117.4%

	Nine months ended September 30,		Variance

(Dollars in thousands)	2009	2008	Amount	Percent

Service charges	2,134	2,160	(26)	-1.2%
Credit card fees	517	566	(49)	-8.7%
Gain (loss) on sale or impairment of securities AFS	905	(294)	1,199	407.8%
Other income	710	735	(25)	-3.4%

Total noninterest income	$4,266	$3,167	$1,099	34.7%

          Noninterest income consists mainly of service charges on deposits. For the quarter ended September 30, 2009 compared to September 30, 2008, total noninterest income increased by $903,000 or 117.4%. For the nine months ended September 30, 2009 and September 30, 2008, total noninterest income increased by $1,099,000, or 34.7%. The primary reason for the increase in noninterest income for the three and nine month periods ended September 30, 2009 when compared to the same periods in 2008 is the gain on sale of securities. The security sales were primarily in our municipal securities and mortgage backed securities segments of our available for sale investment portfolio. Service charges decreased $42,000 for the quarter, and $26,000 for the nine months. Gain (loss) on sale or impairment of securities increased pretax income by $1,092,000 for the three months, and $1,199,000 for the nine months over 2008 levels.

Noninterest expense

          The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE

	Three months ended September 30,		Variance

(Dollar amounts in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$3,250	$3,642	$(392)	-10.8%
Loss on impairment of other real estate owned	296	—	296	—
Occupancy expense	533	510	23	4.5%
Equipment expense	470	484	(14)	-2.9%
Professional fees	277	295	(18)	-6.1%
Telephone, postage & supplies	282	266	16	6.0%
Bankcard expenses	159	195	(36)	-18.5%
Other expense	1,160	1,089	71	6.5%

Total noninterest expense	$6,427	$6,481	$(54)	-0.8%

	Nine months ended September 30,		Variance

(Dollars in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$10,000	$10,770	$(770)	-7.1%
Loss on impairment of other real estate owned	1,659	—	1,659	—
Occupancy expense	1,568	1,533	35	2.3%
Equipment expense	1,427	1,442	(15)	-1.0%
Professional fees	902	840	62	7.4%
Telephone, postage & supplies	814	747	67	9.0%
Bankcard expenses	476	528	(52)	-9.8%
Other expense	3,759	3,084	675	21.9%

Total noninterest expense	$20,605	$18,944	$1,661	8.8%

          Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2009 compared to three months ended September 30, 2008, it represented 50.6% and 56.2% of total noninterest expenses. For the nine months ended September 30, 2009 and 2008 it was 48.5% and 56.9% respectively of total noninterest expense increases. The reduction in salaries and employee benefits year over year is primarily the result of a decrease in full time equivalent employees, primarily related to the elimination of the Bank’s call center. The expenses excluding Salaries and Benefits increased $338,000 for the quarter, and $2,431,000 for the nine months. The largest expense increases occurred in OREO expenses and loan collection expenses. Of these non-salary expenses, loss on impairment of other real estate owned increased by $296,000 for the quarter, and by $1,659,000 for the nine months. Real estate values have continued to decline in 2009 from levels existing in 2008. These declines are the primary reason for the increase in other real estate owned impairment charges.

Provision for Loan Losses

There was a provision for loan losses of $796,000 for the three-month period ended September 30, 2009 compared to a $300,000 provision for the same period in 2008. The increased provision was warranted given the level of nonperforming loans and the economic and business conditions that exist in our marketplace.

          There was a provision for loan losses of $3,696,000 for the nine-month period ended September 30, 2009 compared to a provision for loan losses of $1,590,000 for the same period in 2008. The allowance for loan losses was approximately $9,424,000 or 1.83% of total gross loans at September 30, 2009, compared to $7,075,000 or 1.40% of total gross loans at December 31, 2008. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. The provision for loan loss is increased when market conditions deteriorate and our borrowers demonstrate increased difficulty making their loan payments. The provision was increased during the three and nine months ended September 30, 2009 when compared to 2008 levels, which is understandable, given the depth of the recession we have experienced during this time frame.

Income Taxes

          The effective tax rate for the quarter ended September 30, 2009 was a 12.2% compared to 0.3% for the quarter ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 and September 30, 2008, respectively was a tax benefit of 145.3% compared to a tax expense of 15.1%. Items which usually affect the rate are changing amounts invested in Low Income Housing Credits, the amount of interest income on qualifying loans in Enterprise Zones, and the volume of non-taxable municipal bond interest received. Another significant reason for changes in the effective tax rate is the change in the relative proportion of tax -advantaged income in comparison to fully taxable income period over period. During the three and nine months ended September 30, 2009, projected full year taxable pretax income levels have exceeded actual results. Given the relatively fixed nature of the Bank’s nontaxable income levels, as pretax income declines, the Company experiences a corresponding decline in our effective tax rate.

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

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2009 are adequate to meet its operating needs in 2009 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

          Assets. Total assets increased to $699,313,000 at September 30, 2009 from $660,957,000 at December 31, 2008, an increase of $38,356,000. Most of this increase was in cash and equivalents, which increased by $31,506,000, a $8,553,000 increase in net loans, and a net decrease in all other assets of $1,703,000. This was funded by a $84,257,000 increase in deposits, and a $10,779,000 increase in stockholders’ equity, net of a decrease of $580,000 in other liabilities, and a reduction of $56,100,000 in Federal Home Loan Bank advances. The majority of the increase in deposits was derived from increased deposit volumes invested in our Money Market Maximizer product.

          Loans. Gross loans at September 30, 2009 were $516,184,000, an increase of $10,948,000 or 2.17% from December 31, 2008. Gross real estate loans increased $39,541,000, construction loans decreased $13,957,000, commercial loans decreased $13,930,000 and consumer loans decreased by $706,000. During the third quarter of 2009, the Bank purchased approximately $19 million dollars of commercial real estate and multifamily residential loans from another community bank in our service area. The loans included in this purchase were individually underwritten, and priced to include a 2% credit reserve discount, offset by a 2% yield premium. The portfolio breakdown was as follows:

Table 7	LOAN PORTFOLIO

(Dollar amounts in thousands)	September 30, 2009	Percent	December 31 2008	Percent

Real Estate	$392,552	76.0%	$353,011	69.9%
Construction	51,690	10.0%	65,647	13.0%
Commercial	69,512	13.5%	83,442	16.5%
Consumer	2,430	0.5%	3,136	0.6%

Gross loans	516,184	100.0%	505,236	100.0%

Net deferred loan (fees) cost	(223)		(177)
Allowance for loan losses	(9,424)		(7,075)

Net loans	$506,537		$497,984

          Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generated credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company’s management considers changes in national and local economic conditions in the Company’s market area, as well as the conditions of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

          A summary of activity in the allowance for loan losses for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Nine months ended September 30,

(Dollar amounts in thousands)	2009	2008

Balance, beginning of period	$7,075	$5,638
Provision for loan losses	3,696	1,590
Recoveries	68	47
Amounts charged off	(1,415)	(1,244)

Balance, end of period	$9,424	$6,031

          During the third quarter of 2009, the additional provision for loan losses was necessary due to increased inherent losses within the Company’s loan portfolio. The additional expected loss reflects the difficult credit environment, current economic recession, and the level of nonperforming loans within the Bank’s loan portfolio.

          In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2009. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

          The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

          Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2009, there was $32,164,000 in nonperforming assets, compared to $17,659,000 at December 31, 2008. Nonaccrual loans were $22,739,000 at September 30, 2009, consisting of $12,670,000 in construction loans, $2,633,000 in one to four family residential properties, $3,540,000 in multifamily residential properties, $2,802,000 in nonfarm, nonresisdential properties, and $1,094,000 in commercial and industrial loans. compared to $14,102,000 at December 31, 2008, consisting of $7,953,000 in construction loans, $1,404,000 in one to four family residential properties, $3,539,000 in multifamily residential properties, $886,000 in nonfarm, nonresidential properties, and $320,000 in commercial and industrial loans. There was $9,425,000 in Other Real Estate Owned at September 30, 2009, and $3,557,000 at December 31, 2008. There were no loans past due 90 days and still accruing at either date. During the first quarter of 2008, the Bank obtained a land development property consisting of 20 residential lots located in Martinez, California, that was recorded at the net realizable value of $3,200,000. This property was written down to $2,000,000 during the first quarter of 2009 based on an updated appraised property value. During the first quarter of 2009, the bank also obtained through foreclosure two single family residences in San Anselmo, California that had a combined value of $3,298,000 at the time the Bank obtained title to the properties. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted. During the first quarter of 2008, the Bank obtained through foreclosure a single family residence in San Jose valued at $357,000 which was sold for $356,412 in the third quarter of 2009.

          Deposits. Total deposits at September 30, 2009 were $585,167,000 compared to $500,910,000 on December 31, 2008. Of these totals, noninterest-bearing demand deposits were $120,903,000 or 20.7% of the total on September 30, 2009 and $121,237,000 or 24.2% on December 31, 2008. Savings and money market accounts were $279,696,000 or 47.8% of the total on September 30, 2009, and $179,382,000 or 35.8% of the total on December 31, 2008. Time deposits were $130,645,000 on September 30, 2009 and $141,840,000 on December 31, 2008. During the first nine months of 2009, compared to the same period in 2008, the deposit mix has changed to include a higher proportion of deposits in money market accounts, which averaged $181,339,000 in the nine months ended September 30, 2009, compared to $140,660,000 in the same period last year. This change is being driven by an economic downturn and the desire by our depositors to place additional funds into the Bank’s Money Market Maximizer product that pays a tiered interest rate based on the number of other Bank products utilized.

          The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2009:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total

Three months or less	$16,499	$38,684	$55,183
Over three through six months	11,748	24,188	35,936
Over six through twelve months	12,294	15,466	27,760
Over twelve months	7,679	4,087	11,766

Total	$48,220	$82,425	$130,645

          Federal Home Loan Bank advances. These advances declined by $56,100,000 or 65.2% on September 30, 2009 compared to December 31, 2008. Funds to repay these advances were primarily obtained from increased deposits generated during 2009.

          The following table shows the risk-based capital ratios and leverage ratios at September 30, 2009 and December 31, 2008 for the Bank:

TABLE 10

Risk-Based Capital Ratios	September 30, 2009	December 31, 2008	Minimum “Well Capitalized” Requirements

Tier 1 Capital	12.49%	10.65%	>	6.00%
Total Capital	13.75%	11.84%	>	10.00%
Leverage Ratios	10.91%	9.68%	>	5.00%

The primary increase in our capital positions during 2009 relates to the February 2009 investment of $12.6 million dollars stated value preferred stock by the U. S. Department of the Treasury, as part of their Capital Purchase Program.

          Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2009, Liquid Assets were $140,635,000, or 20.1% of total assets. As of December 31, 2008, Liquid Assets were $114,086,000, or 17.3% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $25,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

          A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2009 net loans were at 87% of deposits. On December 31, 2008 net loans were at 99% of deposits.

Off-Balance Sheet Items

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $87,354,000 and $115,821,000 at September 30, 2009 and December 31, 2008, respectively. As a percentage of net loans, these off-balance sheet items represent 17.2% and 23.3% respectively.

Corporate Reform Legislation

          President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) on July 30, 2002, in response to corporate accounting scandals. Among other matters, the Act increased the penalties for securities fraud, established new rules for financial analysts to prevent conflicts of interest, created a new independent oversight board for the accounting profession, imposed restrictions on the consulting activities of accounting firms that audit company records and required certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act. The SEC has also approved new rules adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company anticipates that it will continue to incur costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission of approximately $200,000 annually.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market-risk-sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments.

The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under the Earnings Analysis section of this report).

Item 4T. Controls and Procedures.

          (a)          Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          (b)          Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          c)     ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended September 30, 2009. There were 10,457 shares remaining that may be purchased under this Plan as of September 30, 2009. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6. Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications

32: Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated: November 13, 2009.	By:	/s/ Thomas C. McGraw

Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis

David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)