Form 10-K/A
period 2009-12-31
FNB BANCORP/CA/
filed 2010-03-26
CIK 1163199

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

EXPLANATORY NOTE

This Form 10-K/A amends our report on Form 10-K for the fiscal year ended December 31, 2009 solely for the purpose of correcting the Total stockholders’ equity to show $78,865,000 at December 31, 2009 and Total Liabilities and stockholders’ equity to show $708,309,000 at December 31, 2009 on page 56, FNB BANCORP AND SUBSIDIARY, Consolidated Balance Sheets, caused by a formula error in the footing of these amounts, and a rounding adjustment to percentages shown in Table 3, Allocation of the Allowance for Loan Losses, for the 2007 column. Except as described above, no attempt has been made in this Form 10-K/A to modify or update other disclosures present in the original report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly this form 10-K/A does not reflect events occurring after the date of the original filing of the form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-K/A is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the original filing of the form 10-K on March 24, 2010.

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

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

		2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real Estate	$5,881	76.6%	$4,712	69.9%	$3,669	71.1%	$3,864	74.9%	$3,373	78.5%
Construction	3,110	9.4%	1,388	13.0%	1,576	11.6%	539	8.7%	365	6.8%
Commercial	809	13.5%	932	16.5%	370	16.6%	582	15.6%	611	13.8%
Consumer	29	0.5%	43	0.6%	23	0.7%	17	0.8%	25	0.9%
Total	$9,829	100.0%	$7,075	100.0%	$5,638	100.0%	$5,002	100.0%	$4,374	100.0%

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

/s/ Moss Adams LLP
Stockton, California
March 24, 2010

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2009 and 2008

(Dollar amounts in thousands)	2009	2008
Assets
Cash and due from banks	$62,853	$14,865
Cash and equivalents	62,853	14,865

Securities available-for-sale	97,188	99,221
Loans, net of allowance for loan losses of $9,829 and $7,075 on December 31, 2009 and December 31, 2008	494,349	497,984
Bank premises, equipment, and leasehold improvements, net	11,784	13,030
Other real estate owned, net	7,320	3,557
Goodwill	1,841	1,841
Accrued interest receivable and other assets	32,974	30,459
Total assets	$708,309	$660,957

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	120,515	121,237
Demand, interest bearing	57,368	58,451
Savings and money market	293,758	179,382
Time	127,323	141,840
Total deposits	598,964	500,910

Federal Home Loan Bank advances	25,000	86,100
Accrued expenses and other liabilities	5,480	5,798
Total liabilities	629,444	592,808

Commitments and contingencies (notes 10 and 14)

Stockholders’ equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,534	—
Preferred stock - series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	629	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,182,000 shares at December 31, 2009 and 3,030,000 shares at December 31, 2008	45,044	43,827
Retained earnings	20,945	22,960
Accumulated other comprehensive income, net of tax	713	1,362
Total stockholders’ equity	78,865	68,149
Total liabilities and stockholders’ equity	$708,309	$660,957

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

Date: March 26, 2010

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

FNB BANCORP

Dated: March 26, 2010	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Wyman	Chairman of the Board	March 26, 2010
Michael R. Wyman	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 26, 2010
Thomas C. McGraw	Officer and Secretary

/s/ David A. Curtis	Senior Vice President	March 26, 2010
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Lisa Angelot	Director	March 26, 2010
Lisa Angelot

/s/ Ronald R. Barels, D.D.S.	Director	March 26, 2010
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 26, 2010
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 26, 2010
Michael Pacelli

/s/ Edward J. Watson	Director	March 26, 2010
Edward J. Watson

/s/ Anthony J. Clifford	Director and Executive	March 26, 2010
Anthony J. Clifford	Vice President and Chief
Operating Officer

/s/ Jim D. Black	Director and President	March 26, 2010
Jim D. Black