Form 10-Q
period 2010-03-31
FNB BANCORP/CA/
filed 2010-05-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 12, 2010: 3,181,714 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(Dollar amounts in thousands)	2010	2009

ASSETS
Cash and due from banks	$69,371	$62,853
Securities available-for-sale	114,584	97,188
Loans, net of allowance for loan losses of $9,096 and $9,829 on March 31, 2010 and December 31, 2009, respectively	485,864	494,349
Bank premises, equipment, and leasehold improvements, net	11,823	11,784
Other real estate owned	7,058	7,320
Goodwill	1,841	1,841
Accrued interest receivable and other assets	33,025	32,974
Total assets	$723,566	$708,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$122,592	$120,515
Demand, interest bearing	60,047	57,368
Savings and money market	317,650	293,758
Time	123,297	127,323
Total deposits	623,586	598,964

Federal Home Loan Bank advances	15,000	25,000
Accrued expenses and other liabilities	5,436	5,480
Total liabilities	644,022	629,444

Stockholders’ equity:
Preferred stock series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,587	11,534
Preferred stock series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	625	629
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,182,000 shares at March 31, 2010 and 3,182,000 shares at December 31, 2009	45,086	45,044
Retained earnings	21,578	20,945
Accumulated other comprehensive income	668	713
Total stockholders’ equity	79,544	78,865
Total liabilities and stockholders’ equity	$723,566	$708,309

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
(Dollar amounts in thousands, except per share amounts)	2010	2009
Interest income:
Interest and fees on loans	$7,982	$7,977
Interest on taxable securities	437	532
Interest on tax-exempt securities	241	352
Federal funds sold	—	50
Total interest income	8,660	8,911
Interest expense:
Deposits	1,440	1,658
FHLB advances	260	661
Total interest expense	1,700	2,319
Net interest income	6,960	6,592
Provision for loan losses	250	2,140
Net interest income after provision for loan losses	6,710	4,452
Noninterest income:
Service charges	685	728
Credit card fees	152	165
Gain on available-for-sale securities sold	108	4
Gain on sale of other real estate owned	24	─
Other income	131	452
Total noninterest income	1,100	1,349
Noninterest expense:
Salaries and employee benefits	3,502	3,447
Loss on impairment of other real estate owned	161	1,200
Occupancy expense	512	512
Equipment expense	512	482
Professional fees	260	336
FDIC assessment	259	158
Telephone, postage and supplies	278	273
Other real estate owned expense	198	121
Bankcard expenses	139	154
Other expense	717	737
Total noninterest expense	6,538	7,420
Earnings (loss) before income tax expense (benefit)	1,272	(1,619)
Income tax expense (benefit)	268	(430)
Net earnings (loss)	1,004	(1,189)
Dividends and discount accretion on preferred stock	(212)	(16)
Net earnings (loss) available to common shareholders	$792	$(1,205)

Earnings (loss) per share data:
Basic	$0.25	$(0.38)
Diluted	$0.25	$(0.38)

Weighted average shares outstanding:
Basic	3,182,000	3,182,000
Diluted	3,190,000	3,182,000

 See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2010	2009
Net earnings (loss)	$1,004	$(1,189)
Unrealized gain (loss) on AFS securities	19	(92)
Reclassification adjustment for gain on available-for-sale securities sold, net of tax	(64)	(3)
Total comprehensive income (loss)	$959	$(1,284)

 See accompanying notes to consolidated financial statements
.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31
	2010	2009
Cash flow from operating activities:
Net earnings (loss)	$1,004	$(1,189)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(108)	(4)
Depreciation, amortization and accretion	628	475
Gain on sale of other real estate owned	(24)	—
Stock-based compensation expense	42	30
Provision for loan losses	250	2,140
(Increase) decrease in interest receivable and other assets	(25)	1,593
Valuation allowance on other real estate owned	161	1,200
(Decrease) increase in accrued expenses and other liabilities	(13)	947
Net cash provided by operating activities	1,915	5,192
Cash flows from investing activities
Purchase of securities available-for-sale	(37,825)	(6,924)
Proceeds from matured/called/sold securities available-for-sale	20,205	14,196
Proceeds from sale of other real estate owned	1,472	—
Net investment in other real estate owned	(406)	—
Net decrease in loans	7,270	1,636
Purchases of bank premises, equipment, leasehold improvements	(413)	(100)
Net cash (used in) provided by investing activities	(9,697)	8,808

Net increase in demand and savings deposits	28,648	19,017
Net decrease in time deposits	(4,026)	(3,857)
Net decrease in Federal Home Loan Bank advances	(10,000)	(26,100)
Dividends paid on common stock	(159)	(454)
Dividends paid on preferred stock series A and B	(163)	—
Issuance of preferred stock series A	—	11,360
Issuance of preferred stock series B	—	640
Net cash provided by financing activities	14,300	606
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,518	14,606

Cash and cash equivalents at beginning of period	62,853	14,865
Cash and cash equivalents at end of period	$69,371	$29,471

Additional cash flow information
Interest paid	1,847	2,456
Income taxes paid	130	11

Non-cash investing and financing activities:
Accrued dividends	159	—
Change in fair value of available for-sale securities	(45)	(95)
Loans transferred to other real estate owned	965	3,298
Deemed dividends on preferred stock	(49)	(16)

 See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The amount of compensation expense for options recorded in the quarters ended March 31, 2010 and March 31, 2009 was $42,000 and $30,000, respectively. The income tax benefit recognized in the income statements for these amounts was insignificant for the quarters ended March 31, 2010 and 2009.

There was no intrinsic value for options exercisable or exercised during the quarter ended March 31, 2010.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2010 was $548,000, and the weighted average period it will be amortized over is 2.3 years.

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

Earnings (loss) per share have been computed based on the following :

(Dollar amounts in thousands)	Three months ended
	March 31,
	2010	2009
Net earnings (loss)	$1,004	$(1,189)
Dividends and discount accretion on preferred stock	(212)	(16)
Net earnings (loss) available to common shareholders	$792	$(1,205)

Average number of shares outstanding	3,182,000	3,182,000
Effect of dilutive options	8,000	—
Average number of shares outstanding used to calculate diluted earnings per share	3,190,000	3,182,000

341,741 and 344,166 antidilutive options were excluded in the 2010 and 2009 computations, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
March 31, 2010
U.S. Treasury securities	$10,184	$—	$(64)	$10,120
Obligations of U.S. Government agencies	50,016	268	(72)	50,212
Mortgage-backed securities	19,255	331	(23)	19,563
Obligations of states and political subdivisions	30,313	801	(147)	30,967
Corporate debt	3,684	41	(3)	3,722
	$113,452	$1,441	$(309)	$114,584

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2009:
Obligations of U.S. Government agencies	$45,100	$274	$(67)	$45,307
Mortgage-backed securities	22,185	238	(144)	22,279
Obligations of states and political subdivisions	24,998	887	(18)	25,867
Corporate debt	3,696	41	(2)	3,735
	$95,979	$1,440	$(231)	$97,188

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2010 and December 31, 2009, respectively, follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U.S. Treasury securities	$10,120	$(64)	$—	$—	$10,120	$(64)
Obligations of U.S. Government agencies	22,173	(72)	—	—	22,173	(72)
Mortgage-backed securities	1,873	(23)	—	—	1,873	(23)
Obligations of states and political subdivisions	5,600	(136)	439	(11)	6,039	(147)
Corporate debt	1,054	(3)	—	—	1,054	(3)
Total	$40,820	$(298)	$439	$(11)	$41,259	$(309)

(Dollar amounts in thousands)	Total	< 12 Months	Total	12 Months or >	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
Obligations of U.S. Government agencies	$12,252	$(67)	$—	$—	$12,252	$(67)
Mortgage-backed securities	14,332	(144)	—	—	14,332	(144)
Obligations of states and political subdivisions	1,502	(7)	439	(11)	1,941	(18)
Corporate debt	1,058	(2)	—	—	1,058	(2)
Total	$29,144	$(220)	$439	$(11)	$29,583	$(231)

At March 31, 2010, there were two securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at March 31, 2010. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expect it will not be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of March 31, 2010 and December 31, 2009, respectively, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2010:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$4,099	$4,125
Due after one through five years	79,726	80,523
Due after five years through ten years	7,393	7,428
Due after ten years	22,234	22,508
	$113,452	$114,584

December 31, 2009:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$9,133	$9,184
Due after one through five years	57,676	58,584
Due after five years through ten years	5,963	6,087
Due after ten years	23,207	23,333
	$95,979	$97,188

For the three months ended March 31, 2010, gross realized gains amounted to $108,000 on securities sold or called of $13,969,000 in securities. For the three months ended March 31, 2010, there were no gross losses.

At March 31, 2010, securities with an amortized cost of $98,711,000 and fair value of $99,734,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E – FAIR VALUE

Fair Value Measurement. The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at March 31, 2010, Using
		Quoted Prices
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2010	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$10,120	10,120	—	—
Obligations of U.S. Government agencies	50,212	—	50,212	—
Mortgage-backed securities	19,563	—	19,563	—
Obligations of states and political subdivisions	30,967	—	30,967	—
Corporate debt	3,722	—	3,722	—
Total assets measured at fair value	$114,584	$10,120	$104,464	$—

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2009, Using
Quoted Prices
		in Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$97,188	$—	$97,188	$—
Total assets measured at fair value	$97,188	$—	$97,188	$—

The following table represents impaired loans and other real estate owned which had specific reserve changes during the quarter, or where new impairments were added during this quarter. In addition, this table presents the recorded amounts of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at March 31, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	3/31/2010	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$6,809	$—	$—	$6,809	$356
Other real estate owned	1,923	—	—	1,923	161
Total impaired assets measured at fair value	$8,732	$—	$—	$8,732	$517

The following table presents the recorded amounts of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$23,743	$—	$—	$23,743	$2,875
Other real estate owned	7,320	—	—	7,320	1,831
Total impaired assets measured at fair value	$31,063	$—	$—	$31,063	$4,706

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

                Other real estate owned is carried at the lower of historical cost or fair market value. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

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

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values and credit risk factors. For fixed rate loans, fair values are based on discounted cash flows, credit risk factors, and liquidity factors.

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

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on the fees charged to provide lines of credit.

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2010:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$69,371	$69,371
Securities available for sale	114,584	114,584
Loans, gross	494,960	500,551
Bank owned life insurance	8,944	8,944

Financial liabilities:
Deposits	623,586	629,800
Federal Home Loan Bank advances	15,000	15,200

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	901

The carrying amount of loans include $18,205,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2010. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2009:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$62,853	$62,853
Securities available for sale	97,188	97,188
Loans, gross	504,178	499,291
Bank owned life insurance	8,866	8,866

Financial liabilities:
Deposits	598,964	599,619
Federal Home Loan Bank advances	25,000	25,295

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	902

NOTE G – PREFERRED STOCK

Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program in February, 2009. The Preferred Stock consists of two issues, Series A and Series B. The Series A and Series B Preferred Stock are both carried at liquidation value less discounts received plus premiums paid that are amortized over the expected timeframe that the Preferred Shares will be outstanding using the level yield method. The Series A and Series B Preferred Stock must be redeemed after ten years.

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

Increased Competition. Increased competition from other banks and financial service businesses, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products and competitive market pricing, which could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce interest income and net interest margins. These factors could reduce our ability to attract new deposits and loans and leases.

Liquidity Risk. The stability of funding sources and continued availability of borrowings; our ability to raise capital or incur debt on reasonable terms.

Possible Adverse Changes in Economic Conditions. Adverse changes in national or local economic conditions over an extended period of time could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations, which, in turn, could result in increases in loan losses and require increases in provisions for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to the Company’s reliance on real property to secure many of its loans, could make it more difficult to prevent losses from being incurred on non-performing loans through the sale of such real properties.

Possible Adverse Changes in National Economic Conditions and Federal Reserve Board Monetary Policies. Changes in national economic policies and conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Open Market Committee (“FOMC”) monetary policies that could reduce interest income or increase the cost of funds to the Company, either of which could result in reduced earnings. In addition, deterioration in economic conditions that could result in increased loan and lease losses.

Changes in Regulatory Policies. Changes in federal and national bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, liquidity requirements, and the risks associated with concentration in real estate related loans could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

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

Allowance for Loan Losses

The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact our borrowers’ ability to repay their loans. Determination of the allowance is based upon objective and subjective judgments by management from the information currently available. Adverse changes in information could result in higher than expected charge-offs and loan loss provisions.

Goodwill

Goodwill arises when the Company’s purchase price exceeds the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired in a business combination. The value of goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of earnings. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss.

Other Than Temporary Impairment

Other than temporary impairment (“OTTI”) is triggered if the Company has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly based on the procedures described above.

Provision for and Deferred Income Taxes

The Company is subject to income tax laws of the United States, its states, and the municipalities in which it operates. The Company considers its income tax provision methodology to be critical, as the determination of current and deferred taxes based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state tax authorities.

Recent Accounting Pronouncements

In January, 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, to improve disclosure requirements related to “Fair Value Measurements and Disclosures-Overall Subtopic (Subtopic 820-10)” of the FASB Accounting Standards Codification, which was originally issued as FASB Statement No. 157, Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements. The new disclosures require separate disclosures regarding transfers in and out of Levels 1 and 2 fair value measurements, and to describe the reasons for the transfers. As to activity in Level 3, a reporting entity is required to present separate information about purchases, sales, issuances and settlements (on a gross basis rather than as one net number).This requires first quarter of 2010 implementation so that investments shown by class and changes or transfers in levels disclosed. The Company only measures investment securities, impaired loans and real estate owned at fair value. Our adoption of this standard update did not have an impact on our financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and disclosure Requirements.” This ASU eliminates the requirement for to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives.” The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective the first quarter beginning after June 15, 2010. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

In April, the FASB issued ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset”. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

Net earnings for the quarter ended March 31, 2010 were $1,004,000, compared to net losses of $1,189,000 for the quarter ended March 31, 2009, an increase of $2,193,000, or 184.4%. Earnings before income tax expense for the quarter ended March 31, 2010 were $1,272,000, compared to a pretax loss of $1,619,000 for the quarter ended March 31, 2009, an increase of $2,891,000, or 178.6%. Net earnings available to common shareholders for the quarter ended March 31, 2010 were $792,000, compared to net losses available to common shareholders of $1,205,000 for the quarter ended March 31, 2009, an increase of $1,997,000, or 165.7%.

Net interest income for the quarter ended March 31, 2010 was $6,960,000, compared to $6,592,000 for the quarter ended March 31, 2009, an increase of $368,000, or 5.58%. This increase was possible due to rate declines in our interest-bearing liabilities that exceeded the rate declines in our interest earning assets. Customer deposit rates are at or near historic lows for the Company.

Basic earnings per share were $0.25 for the first quarter of 2010 compared to losses of $0.38 for the first quarter of 2009. Diluted earnings per share were $0.25 for the first quarter of 2010 compared to diluted losses of $0.38 for the first quarter of 2009.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,
	2010			2009
(Dollar amounts In thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$501,461	$7,982	6.46%	$503,221	$7,977	6.43%
Taxable securities (3)	79,830	437	2.22%	53,699	532	4.02%
Nontaxable securities (3)	27,471	318	4.69%	39,458	462	4.75%
Federal funds sold	1	—	—	4,309	50	4.71%
Total interest earning assets	$608,763	$8,737	5.82%	$600,687	$9,021	6.09%

NONINTEREST EARNING ASSETS:
Cash and due from banks	$72,037			$15,454
Premises and equipment	11,836			12,931
Other assets	34,486			29,127
Total noninterest earning assets	$118,359			$57,512
TOTAL ASSETS	$727,122			$658,199

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$58,449	$51	0.35%	$56,898	$72	0.51%
Money market	265,518	910	1.39%	148,619	785	2.14%
Savings	42,084	26	0.25%	43,853	32	0.30%
Time deposits	126,659	453	1.45%	138,995	769	2.24%
Federal Home Loan Bank advances	24,889	260	4.24%	73,649	661	3.64%
Federal funds purchased	11	—	—	—	—	—
Total interest bearing liabilities	$517,610	$1,700	1.32%	$462,014	$2,319	2.02%

NONINTEREST BEARING LIABILITIES:
Demand deposits	122,631			116,210
Other liabilities	7,460			6,877
Total noninterest bearing liabilities	$130,091			$123,087

TOTAL LIABILITIES	647,701			585,101
Stockholders’ equity	79,421			73,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$727,122			$658,199

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,037	4.69%		$6,702	4.52%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $303,000 and $306,000 for the quarters ended March 31, 2010 and 2009, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $77,000 and $110,000 for the quarters ended March 31, 2010 and 2009, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

Table 1, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2010 and 2009. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2010, average gross loans outstanding represented 82.4% of average earning assets. For the quarter ended March 31, 2009, they represented 83.8% of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 decreased from 6.09% to 5.82%, or 27 basis points. Although average loans decreased by $1,760,000, average interest on the loan portfolio increased from 6.43% to 6.46%. Interest income on total interest earning assets decreased $284,000 or 3.15% on a tax equivalent basis. For the three months ended March 31, 2010 compared to the same quarter in 2009, interest income on federal funds sold decreased from $50,000 to less than $1,000. However, the federal funds sold during the quarter of 2009 included a term federal funds program which was terminated early by our correspondent bank, for which we received a one-time $45,000 fee.

For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, the cost on total interest bearing liabilities decreased from 2.02% to 1.32%, a decrease of 70 basis points. The principal source of deposit liabilities comes from time money market deposits. Average money market deposits increased from $148,619,000 in the first quarter of 2009 to $265,518,000 in the same quarter of 2010, an increase of $116,899,000, or 78.66%. Their average cost decreased from 2.14% to 1.39%, but the expense on these deposits increased $125,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Average Federal Home Loan Bank advances decreased $48,760,000, while their interest rate increased from 3.64% for the quarter ended March 31, 2009, to 4.24% for the quarter ended March 31, 2010.

TABLE 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Three months ended March 31,
	2010 compared to 2009
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$5	$33	$(28)
Taxable securities	(95)	(238)	143
Nontaxable securities (1)	(144)	(5)	(139)
Federal funds sold	(50)	0	(50)
Total	(284)	(210)	(74)

INTEREST BEARING LIABILITIES
Demand deposits	(21)	(23)	2
Money market	125	(276)	401
Savings	(6)	(5)	(1)
Time deposits	(316)	(248)	(68)
Federal Home Loan Bank advances	(401)	108	(509)
Total	(619)	(444)	(175)

NET INTEREST INCOME	$335	$234	$101

(1)	Includes tax equivalent adjustment of $77,000 and $110,000 in the three months ended March 31, 2010, and March 31, 2009, respectively.

For the three month periods ended March 31, 2010 and March 31, 2009, respectively, the above table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2010	2009	Amount	Percent
Service charges	$685	$728	$(43)	-5.9%
Credit card fees	152	165	(13)	-7.9%
Gain on sale of available-for-sale securities	108	4	104	2600.0%
Gain on sale of other real estate owned	24	0	24	—
Other income	131	452	(321)	-71.0%
Total noninterest income	$1,100	1,349	$(249)	-18.5%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. The principal decrease in Other income was due to $294,000 increase in death benefits received on bank-owned officers life insurance in the first quarter of 2009.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2010	2009	Amount	Percent
Salaries and employee benefits	$3,502	$3,447	$55	1.6%
Loss on impairment of other real estate owned	161	1,200	(1,039)	-86.6%
Occupancy expense	512	512	0	0.0%
Equipment expense	512	482	30	6.2%
Professional fees	260	336	(76)	-22.6%
FDIC assessment	259	158	101	63.9%
Telephone, postage & supplies	278	273	5	1.8%
Other real estate owned expense	198	121	77	63.6%
Bankcard expenses	139	154	(15)	-9.7%
Other expense	717	737	(20)	-2.7%
Total noninterest expense	$6,538	$7,420	$(882)	-11.9%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended March 31, 2010 compared to three months ended March 31, 2009, it represented 53.6% and 46.5% of total noninterest expenses. During the first quarter of 2009, a $1,200,000 loss on impairment of other real estate owned was recorded that related to one land development foreclosure property. This property was written down in the first quarter based upon a newly obtained appraisal that reflected a significant valuation decline since the Company’s initial acquisition of the property.

Provision for Loan Losses

There was a provision for loan losses of $250,000 for the three-month period ended March 31, 2010 compared to a provision for loan losses of $2,140,000 for the same period in 2009. The allowance for loan losses was approximately $9,096,000 or 1.84% of total gross loans at March 31, 2010, compared to $9,829,000 or 1.95% of total gross loans at December 31, 2009. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended March 31, 2010 was a 21.1% tax expense compared to a 26.6% tax benefit for the quarter ended March 31, 2009. Items which usually affect the rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in California Enterprise Zones. Another significant reason for changes in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2010, are adequate to meet its operating needs in 2010 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $723,566,000 at March 31, 2010 from $708,309,000 at December 31, 2009, an increase of $15,257,000. The principal source of this increase was $17,396,000 in securities available-for-sale and $6,518,000 in cash and due from banks, which was partially offset by a decrease of $8,485,000 in net loans.

Loans. Gross loans at March 31, 2010 were $494,732,000, a decrease of $9,625,000 or 1.91% from December 31, 2009. Gross real estate loans decreased $3,460,000, construction loans decreased $10,346,000, commercial loans increased $4,448,000, and consumer loans decreased by $267,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31		December 31
(Dollar amounts in thousands)	2010	Percent	2009	Percent
Real Estate	$383,070	77.4%	$386,530	76.6%
Construction	36,843	7.5%	47,189	9.4%
Commercial	72,425	14.6%	67,977	13.5%
Consumer	2,394	0.5%	2,661	0.5%
Gross loans	$494,732	100.0%	$504,357	100.0%

Net deferred loan fees	228		(179)
Allowance for loan losses	(9,096)		(9,829)
Net loans	$485,864		$494,349

Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is deter-mined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company’s management considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2010, and the three months ended March 31, 2009 is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2010	March 31, 2009
Balance, beginning of period	$9,829	$7,075
Provision for loan losses	250	2,140
Recoveries	26	15
Amounts charged off	(1,009)	(504)
Balance, end of period	$9,096	$8,726

During the first quarter of 2010, the Bank renegotiated the terms of a construction loan whereby the borrower agreed to make a $1,416,000 principal payment and the Bank would charge off $1,003,000 for financial statement purposes. Management continues to pursue collection activity on the whole relationship, and believes that ultimately all principal due will be collected.

During the first quarter of 2009, the additional provision for loan losses was necessary due to increased expected losses within the Company’s single family mortgage portfolio and a significant unsecured commercial credit.

In management’s judgment, the allowance is adequate to absorb losses currently inherent in the loan portfolio at March 31, 2010. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2010, there was $25,263,000 in nonperforming assets, compared to $32,912,000 at December 31, 2009. Nonaccrual loans were $18,205,000 at March 31, 2010, compared to $25,592,000 at December 31, 2009. There was $7,058,000 in Other Real Estate Owned at March 31, 2010, and $7,320,000 at December 31, 2009. There were no loans past due 90 days and still accruing at either date. During the first quarter of 2010, the Bank obtained $965,000 in other real estate owned through the foreclosure process. During the first quarter of 2009, the Bank obtained title to two single family residences in San Anselmo, California that had a combined value of $3,298,000 at the time of foreclosure.

One property was sold in the first quarter of 2010, and the other was sold in the fourth quarter of 2009. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2010, were $623,586,000 compared to $598,964,000 on December 31, 2009. Of these totals, noninterest-bearing demand deposits were $122,592,000 or 19.7% of the total on March 31, 2010, and $120,515,000 or 20.1% on December 31, 2009. Time deposits were $123,297,000 on March 31, 2010, and $127,323,000 on December 31, 2009.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2010:

TABLE 7

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$16,888	$30,531	$47,419
Over three through six months	10,429	14,029	24,458
Over six through twelve months	10,585	27,997	38,582
Over twelve months	8,305	4,533	12,838
Total	$46,207	$77,090	$123,297

Federal Home Loan Bank advances. During the first quarter of 2010, the Company prepaid existing FHLB advances by $10,000,000. The prepayment was made from existing cash balances maintained at the Federal Reserve Bank of San Francisco.

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2010 and December 31, 2009 for the Bank:

TABLE 8
				Minimum “Well
	March 31,	December 31,		Capitalized”
Risk-Based Capital Ratios	2010	2009		Requirements
Total Risk-Based Capital Ratio	14.59%	14.24%	≥	10.00%
Tier 1 Capital Ratio	13.34%	12.99%	≥	6.00%
Leverage Ratios	10.57%	10.73%	≥	5.00%

As a result of a regularly scheduled and recently concluded Office of the Comptroller of the Currency (“OCC”) examination, management and the Board of Directors have informally agreed with the OCC to take actions to further strengthen and improve asset quality and capital adequacy, including, among other things, to: maintain a minimum leverage capital ratio of 9% and total risk-based capital ratio of 12%; seek OCC approval and concurrence before declaring any dividends on common or preferred shares; to reduce the level of risk in the commercial real estate (“CRE”) segment of our loan portfolio; and strengthen the documentation of our analysis and review of the adequacy of our allowance for loan losses.

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2010, liquid assets were $183,955,000, or 25.4% of total assets. As of December 31, 2009, liquid assets were $160,041,000, or 22.6% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $40,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2010, net loans were at 78% of deposits. On December 31, 2009 net loans were at 83% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2010 and December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $90,051,000 and $90,247,000 at March 31, 2010 and December 31, 2009, respectively. As a percentage of net loans, these off-balance sheet items represent 18.5% and 18.3% respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. The Company does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, exposure to market risk is primarily a function of asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates paid on deposits that may take effect more rapidly or may be greater than the increases in the interest rates that the Company is able to charge on loans and the yields that it can realize on its investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits (see discussion of comparative changes in the prime lending rate and the Federal Home Loan Bank of San Francisco’s Weighted Monthly Cost of Funds, in the second paragraph under the preceding “Earnings Analysis” section of this report) .

Item 4T. Controls and Procedures.

(a)           Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

 There have been no material changes from risk factors previously disclosed by the Company in response to Item 1A, Part 1 of Form 10-K as of December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended March 31, 2010. There were 10,457 shares remaining that may be repurchased under this Plan as of March 31, 2010. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6.	Exhibits

Exhibits
	31:	Rule 13a-14(a)/15d-14(a) Certifications
	32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated:

May 14, 2010.
	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)