Form 10-Q
period 2010-06-30
FNB BANCORP/CA/
filed 2010-08-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 3, 2010: 3,181,714 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	June 30, 2010	December 31, 2009

ASSETS

Cash and due from banks	$60,876	$62,853
Securities available-for-sale	125,976	97,188
Loans, net of allowance for loan losses of $9,076 and $9,829 on June 30, 2010 and December 31, 2009	480,652	494,349
Bank premises, equipment, and leasehold improvements, net	11,762	11,784
Other real estate owned	8,677	7,320
Goodwill	1,841	1,841
Accrued interest receivable and other assets	32,027	32,974
Total assets	$721,811	$708,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	125,455	120,515
Demand, interest bearing	60,929	57,368
Savings and money market	313,613	293,758
Time	120,169	127,323
Total deposits	620,166	598,964

Federal Home Loan Bank advances	15,000	25,000
Accrued expenses and other liabilities	5,977	5,480
Total liabilities	641,143	629,444

Stockholders’ equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares (liquidation preference of $1,000 per share plus accrued dividends)	11,640	11,534
Preferred stock - series B - no par value, authorized and outstanding 600 shares (liquidation preference of $1,000 per share plus accrued dividends)	622	629
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,181,714 shares at June 30, 2010 and December 31, 2009	45,128	45,044
Retained earnings	21,944	20,945
Accumulated other comprehensive income	1,334	713
Total stockholders’ equity	80,668	78,865
Total liabilities and stockholders’ equity	$721,811	$708,309

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$7,954	$7,841	$15,936	$15,818
Interest on taxable securities	504	438	941	970
Interest on tax-exempt securities	298	354	539	706
Federal funds sold	—	10	—	60
Total interest income	8,756	8,643	17,416	17,554
Interest expense:
Deposits	1,223	1,729	2,663	3,387
Federal Home Loan Bank advances	107	633	367	1,294
Total interest expense	1,330	2,362	3,030	4,681
Net interest income	7,426	6,281	14,386	12,873
Provision for loan losses	315	760	565	2,900
Net interest income after provision for loan losses	7,111	5,521	13,821	9,973
Noninterest income:
Service charges	674	699	1,359	1,427
Credit card fees	162	173	314	338
Gain on sale of securities	54	242	162	246
Gain on sale of other real estate owned	1	—	25	—
Other income	135	131	266	583
Total noninterest income	1,026	1,245	2,126	2,594
Noninterest expense:
Salaries and employee benefits	3,478	3,303	6,980	6,750
Loss on impairment of other real estate owned	486	163	647	1,363
Occupancy expense	505	523	1,017	1,035
Equipment expense	511	475	1,023	957
Professional fees	320	289	579	625
FDIC assessment	363	499	623	657
Telephone, postage and supplies	267	259	545	532
Other real estate owned expense	414	383	612	504
Bankcard expenses	150	163	289	317
Other expense	743	701	1,460	1,438
Total noninterest expense	7,237	6,758	13,775	14,178
Earnings (loss) before income tax expense (benefit)	900	8	2,172	(1,611)
Income tax expense (benefit)	161	4	429	(426)
Net earnings (loss)	739	4	1,743	(1,185)
Dividends and discount accretion on preferred stock	214	189	426	205
Net earnings (loss) available to common stockholders	$525	$(185)	$1,317	$(1,390)

Earnings (loss) per share data:
Basic	$0.16	$(0.06)	$0.41	$(0.44)
Diluted	$0.16	$(0.06)	$0.41	$(0.44)

Weighted average shares outstanding:
Basic	3,182	3,182	3,182	3,182
Diluted	3,192	3,182	3,192	3,182

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings (loss)	$739	$4	$1,743	$(1,185)
Unrealized gain (loss) on AFS securities	698	(198)	717	(293)
Reclassification adjustment for gain on available- for-sale securities sold, net of tax	(32)	(143)	(96)	(143)
Total comprehensive income (loss)	$1,405	$(337)	$2,364	$(1,621)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30
	2010	2009
Cash flow from operating activities:
Net earnings (loss)	$1,743	$(1,185)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(162)	(246)
Depreciation, amortization and accretion	1,178	1,003
Gain on sale of other real estate owned	(25)	—
Stock-based compensation expense	84	58
Provision for loan losses	565	2,900
Decrease in interest receivable and other assets	950	1,909
Valuation allowance on other real estate owned	647	1,363
Increase in accrued expenses and other liabilities	65	319
Net cash provided by operating activities	5,045	6,121

Cash flows from investing activities
Purchase of securities available-for-sale	(65,519)	(23,579)
Proceeds from matured/called/sold securities available-for-sale	37,500	32,532
Proceeds from sale of other real estate owned	1,672	—
Net investment in other real estate owned	(468)	—
Net decrease in loans	9,949	4,474
Purchases of bank premises, equipment, leasehold improvements	(713)	(135)
Net cash (used in) provided by investing activities	(17,579)	13,292

Cash flows from financing activities
Net increase in demand and savings deposits	28,356	45,615
Net decrease in time deposits	(7,154)	(8,047)
Net decrease in Federal Home Loan Bank advances	(10,000)	(46,100)
Dividends paid on common stock	(318)	(909)
Dividends paid on preferred stock series A and B	(327)	(141)
Issuance of preferred stock series A	—	11,360
Issuance of preferred stock series B	—	640
Net cash provided by financing activities	10,557	2,418
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,977)	21,831
Cash and cash equivalents at beginning of period	62,853	14,865
Cash and cash equivalents at end of period	$60,876	$36,696

Additional cash flow information:
Interest paid	$3,232	$4,961
Income taxes paid	132	123
Non-cash investing and financing activities:
Accrued dividends	159	152
Change in unrealized gain (loss) in available for-sale securities	621	(436)
Loans transferred to other real estate owned	3,183	3,298

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

    The amount of compensation expense for options recorded in the quarters ended June 30, 2010 and June 30, 2009 was $42,000 and $29,000, respectively. There was no income tax benefit recognized in the income statements for these amounts for the quarters ended June 30, 2010, and June 30, 2009, respectively. The amount of compensation expense for options recorded in the six months ended June 30, 2010 and June 30, 2009 was $84,000 and $58,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the six months ended June 2010 and 2009, respectively.

    There was no intrinsic value for options exercisable or exercised during the quarter and six months ended June 30, 2010.

    The amount of total unrecognized compensation expense related to non-vested options at June 30, 2010 was $506,000, and the weighted average period over which it will be amortized is 2.6 years.

NOTE C – EARNINGS (LOSS) PER SHARE CALCULATION

    Earnings (loss) per common share (EPS) is computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All common stock equivalents are anti-dilutive when a net loss occurs.

    Earnings (loss) per share have been computed based on the following :

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings (loss)	$739	$4	$1,743	$(1,185)
Dividends and discount accretion on preferred stock	214	189	426	205
Net earnings (loss) available to common shareholders	$525	$(185)	$1,317	$(1,390)

Average number of shares outstanding	3,182	3,182	3,182	3,182
Effect of dilutive options	10	—	10	—
Average number of shares outstanding used to calculate diluted earnings per share	3,192	3,182	3,192	3,182

Anti-dilutive options not included	322,797	335,075	322,797	335,075

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
June 30, 2010
U. S. Treasury securities	$9,162	$145	$—	$9,307
Obligations of U.S. Government agencies	51,019	712	—	51,731
Mortgage backed securities	22,626	456	(11)	23,071
Obligations of states and political subdivisions	36,220	948	(33)	37,135
Corporate debt	4,688	44	—	4,732
	$123,715	$2,305	$(44)	$125,976

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2009:
Obligations of U.S. Government agencies	$45,100	$274	$(67)	$45,307
Mortgage-backed securities	22,185	238	(144)	22,279
Obligations of states and political subdivisions	24,998	887	(18)	25,867
Corporate debt	3,696	41	(2)	3,735
	$95,979	$1,440	$(231)	$97,188

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of June 30, 2010 and December 31, 2009 follows.

(Dollar amounts in		Less than		12 Months
thousands)	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
U. S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government agencies	—	—	—	—	—	—
Mortgage backed securities	3,457	(11)	—	—	3,457	(11)
Obligations of states and political subdivisions	4,559	(27)	450	(6)	5,009	(33)
Corporate debt			—	—
Total	$8,016	$(38)	$450	$(6)	$8,466	$(44)

December 31, 2009:	Total	< 12 Months	Total	12 Months or >	Total	Total
(Dollar amounts in	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies	$12,252	$(67)	$—	$—	$12,252	$(67)
Mortgage-backed securities	14,332	(144)	—	—	14,332	(144)
Obligations of states and political subdivisions	1,502	(7)	439	(11)	1,941	(18)
Corporate debt	1,058	(2)	—	—	1,058	(2)
Total	$29,144	$(220)	$439	$(11)	$29,583	$(231)

At June 30, 2010, there were two securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at June 30, 2010. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of June 30, 2010 and December 31, 2009, respectively, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2010:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$4,376	$4,439
Due after one through five years	78,231	79,724
Due after five years through ten years	8,457	8,640
Due after ten years	32,651	33,173
	$123,715	$125,976

At December 31, 2009:

(Dollar amounts in thousands)	Amortized	Carrying
December 31, 2009	Cost	Value
Available-for-sale:
Due in one year or less	$9,133	$9,184
Due after one through five years	57,676	58,584
Due after five years through ten years	5,963	6,087
Due after ten years	23,207	23,333
	$95,979	$97,188

For the six months ended June 30, 2010, gross realized gains amounted to $162,000 on the sale of $25,297,000 in securities. For the six months ended June 30, 2009, gross realized gains amounted to $246,000 on the sale of $8,881,000 in securities.

At June 30, 2010, securities with an amortized cost of $93,416,000 and fair value of $95,334,000 were pledged as collateral for public deposits and for other purposes required by law.

At June 30, 2010, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheet of $1,062,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment.

NOTE E – FAIR VALUE MEASUREMENT

    The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2010, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

    The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2010, Using
		Quoted Prices
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2010	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$9,307	$9,307	$—	$—
Obligations of U.S. Government agencies	51,731	—	51,731	—
Mortgage-backed securities	23,071	—	23,071	—
Obligations of states and political subdivisions	37,135	—	37,135	—
Corporate debt	4,732	—	4,732	—
Total assets measured at fair value	$125,976	$9,307	$116,669	$—

Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2009, Using
Quoted Prices
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$97,188	$—	$97,188	$—
Total assets measured at fair value	$97,188	$—	$97,188	$—

    Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

    The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	6/30/10	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$12,117	$—	$—	$12,117	$759
Other real estate owned	4,251	—	—	4,251	486
Total impaired assets measured at fair value	$16,368	$—	$—	$16,368	$1,245

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2009, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$23,743	$—	$—	$23,743	$2,875
Other real estate owned	7,320	—	—	7,320	1,831
Total impaired assets measured at fair value	$31,063	$—	$—	$31,063	$4,706

    The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral or when the impaired loan has been written down to fair value require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 3. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank also records the impaired loans as nonrecurring Level 3.

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

   Federal Home Loan Bank Advances.

    The fair values of Federal Home Loan Bank Advances are based on discounted cash flows.

   Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

    The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2010:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$60,876	$60,876
Securities available for sale	125,976	125,976
Loans, gross, net	489,728	485,908
Bank owned life insurance	9,025	9,025

Financial liabilities:
Deposits	620,166	626,453
Federal Home Loan Bank advances	15,000	15,118

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	923

The carrying amount of loans include $14,098,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2010. Management has determined that primarily because of the uncertainty of predicting an observable market interest rate, excessive amounts of time and money would be incurred to estimate the fair values of nonperforming loans. As such, these loans are recorded at their carrying amount in the estimated fair value columns.

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

NOTE F – PREFERRED STOCK

Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program. The Preferred Stock consists of two issues, Series A and Series B. The Series A and Series B Preferred Stock are both carried at liquidation value less discounts received plus premiums paid that are amortized over the expected timeframe that the Preferred Shares will be outstanding using the level yield method. The Series A and Series B Preferred Stock must be redeemed after ten years. The Series A Preferred Stock carries a dividend yield of 5% for the first five years. Beginning in year six, the dividend increases to 9% and continues at this rate until repaid. The Series B Preferred Stock pays a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues would be 6.83% to the expected repayment date, which is currently anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds is allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock is outstanding, and the execution of documents that allow the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion. In addition, beginning in the second quarter of 2010, the Company must obtain regulatory approval from the OCC before TARP dividends can be paid. As of June 30, 2010, all dividend payments on our Preferred Stock have been paid in accordance with the Treasury’s Capital Purchase Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information and Uncertainties Regarding Future Financial Performance.

This report, including management’s discussion below, concerning earnings and financial condition, contains “forward-looking statements.” Forward-looking statements are estimates of or statements about expectations or beliefs regarding the Company’s future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

Possible Adverse Changes in National Economic Conditions and Federal Reserve Board Monetary Policies. Changes in national economic policies, such as increases in inflation or declines in economic output often prompt changes in Federal Open Market Committee (“FOMC”) monetary policies that could reduce interest income or increase the cost of funds to the Company, either of which could result in reduced earnings. In addition deterioration in economic conditions that could result in increased loan and lease losses.

Changes in Regulatory Policies. Changes in federal and national bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, liquidity requirements, and the risks associated with concentration in real estate related loans could adversely affect earnings by reducing yields on earning assets or increasing operating costs. For example, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010.

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

Allowance for Loan Losses

The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company’s historical loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact borrowers’ ability to repay their loans. Determination of the allowance is based upon objective and subjective judgments by management based on the information currently available. Adverse changes in information could result in higher than expected charge-offs and loan loss provisions.

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

Provision for and Deferred Income Taxes

The Company is subject to income tax laws of the United States, its states, and the municipalities in which it operates. The Company considers its income tax provision methodology to be critical, as the determination of current and deferred taxes is based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” This ASU eliminates the requirement to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April, the FASB issued ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.” This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

In July, the FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of the amendments in this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

1.	The nature of credit risk inherent in the entity’s portfolio of financing receivables

2.	How that risk is analyzed and assessed in arriving at the allowance for credit losses.

3.	The changes and reasons for those changes in the allowance for credit losses.

The disclosures about activity that occurs during a reporting period are effective for interim and annual reports beginning on or after December 15, 2010.

Earnings Analysis

Net earnings for the quarter ended June 30, 2010 were $739,000, compared to net earnings of $4,000 for the quarter ended June 30, 2009, an increase of $735,000, or 18,375%. Cash dividend payments on the preferred shares outstanding were made as scheduled during the quarters ended June 30, 2010 and 2009, respectively. Net earnings for the six months ended June 30, 2010 were $1,743,000 compared to net losses of $1,185,000 for the six months ended June 30, 2009, an improvement of $2,928,000. Net earnings before income tax expense for the quarter ended June 30, 2010 were $900,000, compared to net earnings before income tax expense of $8,000 for the quarter ended June 30, 2009, an increase of $892,000. Net earnings available to common stockholders for the quarter ended June 30, 2010, were $525,000, compared to net losses available to common stockholders of $185,000 for the quarter ended June 30, 2009. Earnings before income tax expense were $2,172,000 for the six months ended June 30, 2010 compared to net losses before income tax expense of $1,611,000 for the six months ended June 30, 2009, an improvement of $3,783,000. Net earnings available to common stockholders were $1,317,000 for the six months ended June 30, 2010, compared to net losses available to common stockholders of $1,390,000 for the six months ended June 30, 2009. The losses for the six months ended June 30, 2009 were primarily the result of an increased provision for loan losses, a special FDIC assessment, and an increased cost of loan collections. Earnings during the three and six months ended June 30, 2010 were positively affected by an increase in our net interest margin and a decrease in our provision for loan losses.

Net interest income for the quarter ended June 30, 2010 was $7,426,000, compared to $6,281,000 for the quarter ended June 30, 2009, an increase of $1,145,000, or 18%. Net interest income for the six months ended June 30, 2010 was $14,386,000 compared to $12,873,000 for the six months ended June 30, 2009, an increase of $1,513,000, or 12%. During the three and six months ended June 30, 2010, the Bank lowered the interest paid on interest bearing liabilities faster than the decrease that occurred in the yield on interest earning assets.

Basic and diluted earnings per share were $0.16 for the second quarter of 2010 compared to basic and diluted losses of $0.06 for the second quarter of 2009. Basic and diluted earnings per share were $0.41 for the six months ended June 30, 2010 compared to basic and diluted losses per share of $0.44 for the six months ended June 30, 2009.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2010 compared to the three-and six-month periods ended June 30, 2009.

TABLE 1
NET INTEREST INCOME AND AVERAGE BALANCES
FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,
	2010			2009
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$494,126	$7,954	6.46%	$495,546	$7,841	6.35%
Taxable securities (3)	88,625	504	2.28%	52,011	438	3.38%
Nontaxable securities (3)	33,776	395	4.69%	39,114	462	4.74%
Fed funds sold	—	—	n/a	21,385	10	0.19%
Total interest earning assets	616,527	8,853	5.76%	608,056	8,751	5.77%

NONINTEREST EARNING ASSETS:
Cash and due from banks	65,182			24,197
Premises	11,772			12,596
Other assets	34,756			28,212
Total noninterest earning assets	111,710			65,005
TOTAL ASSETS	$728,237			$673,061

INTEREST BEARING LIABILITIES:
Demand, int bearing	$61,552	46	0.30%	$58,911	84	0.57%
Money market	273,536	769	1.13%	177,281	924	2.09%
Savings	43,317	27	0.25%	43,460	31	0.29%
Time deposits	121,876	381	1.25%	136,068	690	2.03%
Federal Home Loan Bank advances	15,000	107	2.86%	58,022	633	4.38%
Total interest bearing liabilities	515,281	1,330	1.04%	473,742	2,362	2.00%

NONINTEREST BEARING LIABILITIES:
Demand deposits	125,539			113,808
Other liabilities	7,514			6,686
Total noninterest bearing liabilities	133,053			120,494

TOTAL LIABILITIES	648,334			594,236
Stockholders’ equity	79,903			78,825

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,237			$673,061

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,523	4.89%		$6,389	4.21%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned include loan fees of $237,000 and $322,000 for the quarters ended June 30, 2010 and 2009, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $97,000 and $108,000 for the quarters ended June 30, 2010 and 2009, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2
NET INTEREST INCOME AND AVERAGE BALANCES
FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,
	2010			2009
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$497,773	$15,936	6.46%	$499,362	$15,818	6.39%
Taxable securities (3)	84,252	941	2.25%	52,850	970	3.70%
Nontaxable securities (3)	30,641	714	4.70%	39,285	927	4.76%
Fed funds sold	—	—	n/a	12,894	60	0.94%
Tot interest earning assets	612,666	17,591	5.79%	604,391	17,775	5.93%

NONINTEREST EARNING ASSETS:
Cash and due from banks	68,590			19,850
Premises	11,804			12,762
Other assets	34,622			28,668
Tot noninterest earning assets	115,016			61,280
TOTAL ASSETS	$727,682			$665,671

Demand, int bearing	$60,009	97	0.33%	$57,911	156	0.54%
Money market	269,549	1,679	1.26%	163,029	1,709	2.11%
Savings	42,704	53	0.25%	43,655	64	0.30%
Time deposits	124,254	834	1.35%	137,523	1,458	2.14%
FHLB advances	19,917	367	3.72%	65,790	1,294	3.97%
Fed funds purchased	6	—	n/a	3	—	n/a
Tot interest bearing liabilities	516,439	3,030	1.18%	467,911	4,681	2.02%

NONINTEREST BEARING LIABILITIES:
Demand deposits	124,093			115,002
Other liabilities	7,487			6,781
Tot noninterest bearing liabilities	131,580			121,783

TOTAL LIABILITIES	$648,019			$589,694
Stockholders’ equity	$79,663			$75,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$727,682			$665,671

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$14,561	4.79%		$13,094	4.37%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $540,000 and $628,000 for the six months ended June 30, 2010 and 2009, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $175,000 and $221,000 for the six months ended June 30, 2010 and 2009, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

    Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2010 and 2009. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2010, average loans outstanding represented 80.1% of average earning assets. For the quarter ended June 30, 2009, they represented 81.5% of average earning assets. For the six months ended June 30, 2010 and 2009, average loans outstanding represented 81.2% and 82.6%, respectively, of average earning assets.

    The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 decreased from 5.77% to 5.76%, or 1 basis point.Average loans decreased by $1,420,000, quarter to quarter, while their yield increased from 6.35% to 6.46%, or 11 basis points. Interest income on total interest earning assets increased $102,000 or 1.1% on a fully-taxable equivalent basis.

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, the cost on total interest bearing liabilities decreased from 2.00% to 1.04%, a decrease of 96 basis points. The most expensive source of interest bearing liabilities comes from Federal Home Loan Bank advances. Their average cost decreased from 4.38% to 2.86%, while their average balances outstanding decreased $43,022,000 and the expense on these advances decreased $526,000 for the three months ended June 30, 2010 compared to 2009. Time deposit interest cost decreased from 2.03% to 1.25%. Their average balance outstanding increased by $14,192,000, or 10.4%, while their expense decreased $309,000. Money market deposits average volume increased $96,255,000, or 54.3%, while their cost decreased 96 basis points, or 45.9%. The primary source of increase in money market funds is the Bank’s Money Market Maximizer account that pays a higher yield when customers utilize additional bank services. Interest rate reductions to the rates paid on Money Market accounts was the biggest contributor to the drop in interest expense during the second quarter of 2010.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, interest income on interest earning assets decreased $184,000 or 1.0% on a fully-taxable equivalent basis, while average earning assets increased $8,275,000, or 1.4%. Average loans decreased by $1,589,000, or 0.3%. Interest on loans increased $118,000 or 0.7%, while yield increased 7 basis points, or 1.1%. The cost on total interest bearing liabilities decreased from 2.02% to 1.18%. Average Federal Home Loan Bank advances decreased $45,873,000 or 69.7%. Their yield decreased from 3.97% to 3.72%, and their cost decreased $927,000. Time deposit averages decreased $13,269,000 or 9.6%. Their yield decreased 79 basis points, or 36.9%. Money market deposit average balances increased $106,520,000, or 65.3%, but their cost decreased $30,000, or 1.7%. The Bank’s Money Market Maximizer account pays a variable rate of interest based on the number of qualifying bank products a customer owns. Most of the growth in the Money Market account was generated by the Money Market Maximizer account.

    For the three and six month periods ended June 30, 2010 and June 30, 2009, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3
FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended June 30,
(Dollar amounts in thousands)	2010 Compared to 2009
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$113	$136	$(23)
Taxable securities	66	(142)	208
Nontaxable securities (1)	(67)	(5)	(62)
Federal funds sold	(10)	0	(10)
Total	$102	$(11)	$113

INTEREST BEARING LIABILITIES
Demand deposits	$38	$42	$(4)
Money market	155	425	(270)
Savings deposits	4	4	0
Time deposits	309	237	72
Federal Home Loan Bank advances	526	57	469
Total	$1,032	$765	$267
NET INTEREST INCOME	$1,134	$754	$380

(1) Includes tax equivalent adjustment of $97,000 and $108,000 in the three months ended June 30, 2010 and June 30, 2009, respectively.

Table 4
FNB BANCORP AND SUBSIDIARY
RATE/VOLUME VARIANCE ANALYSIS

	Six Months Ended June 30,
(Dollar amounts in thousands)	2010 Compared to 2009
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$118	$168	$(50)
Taxable securities	(29)	(605)	576
Nontaxable securities (1)	(213)	(12)	(201)
Federal funds sold	(60)	—	(60)
Total	$(184)	$(449)	$265

INTEREST BEARING LIABILITIES
Demand deposits	$59	$65	$(6)
Money market	30	1,146	(1,116)
Savings deposits	11	10	1
Time deposits	624	483	141
Federal Home Loan Bank advances	927	25	902
Federal funds purchased	—	—	—
Total	$1,651	$1,729	$(78)
NET INTEREST INCOME	$1,467	$1,280	$187

(1) Includes tax equivalent adjustment of $175,000 and $221,000 in the six months ended June 30, 2010 and June 30, 2009, respectively.

Noninterest income

    The following table shows the principal components of noninterest income for the periods indicated.

Table 5
NONINTEREST INCOME

	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2010	2009	Amount	Percent
Service charges	$674	$699	$(25)	-3.6%
Credit card fees	162	173	(11)	-6.4%
Gain on available-for-sale of securities	54	242	(188)	-77.7%
Gain on sale of other real estate owned	1	—	1	—
Other income	135	131	4	3.1%
Total noninterest income	$1,026	$1,245	$(219)	-17.6%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	Percent
Service charges	$1,359	$1,427	$(68)	-4.8%
Credit card fees	314	338	(24)	-7.1%
Gain on sale of available-for-securities	162	246	(84)	-34.1%
Gain on sale of other real estate owned	25	—	25	—
Other income	266	583	(317)	-54.4%
Total noninterest income	$2,126	$2,594	$(468)	-18.0%

    Noninterest income consists mainly of service charges on deposits, credit card fees and several other types of miscellaneous income.

Noninterest expense

    The following table shows the principal components of noninterest expense for the periods indicated.

Table 6
NONINTEREST EXPENSE

	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2010	2009	Amount	Percent
Salaries and employee benefits	$3,478	$3,303	$175	5.3%
Loss on impairment of other real estate owned	486	163	323	198.2%
Occupancy expense	505	523	(18)	-3.4%
Equipment expense	511	475	36	7.6%
Professional fees	320	289	31	10.7%
FDIC assessment	363	499	(136)	-27.3%
Telephone, postage & supplies	267	259	8	3.1%
Other real estate owned expense	414	383	31	8.1%
Bankcard expenses	150	163	(13)	-8.0%
Other expense	743	701	42	6.0%
Total noninterest expense	$7,237	$6,758	$479	7.1%

NONINTEREST EXPENSE

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	Percent
Salaries and employee benefits	$6,980	$6,750	$230	3.4%
Loss on impairment of other real estate owned	647	1,363	(716)	-52.5%
Occupancy expense	1,017	1,035	(18)	-1.7%
Equipment expense	1,023	957	66	6.9%
Professional fees	579	625	(46)	-7.4%
FDIC assessment	623	657	(34)	-5.2%
Telephone, postage & supplies	545	532	13	2.4%
Other real estate owned expense	612	504	108	21.4%
Bankcard expenses	289	317	(28)	-8.8%
Other expense	1,460	1,438	22	1.5%
Total noninterest expense	$13,775	$14,178	$(403)	-2.8%

    Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2010 compared to three months ended June 30, 2009, it represented 48.1% and 48.9% of total noninterest expenses. For the six months ended June 30, 2010 and 2009, it was 50.7% and 47.6% respectively of total noninterest expenses. During the first quarter of 2009, a $1,200,000 loss on impairment of other real estate owned was recorded that related to one land development foreclosure property. This property was written down in the first quarter based upon a new appraisal that reflected a significant valuation decline since the Company’s initial acquisition of the property. During 2010, the loss on impairment of other real estate owned was related to impairment charges on two parcels of land.

Provision for Loan Losses.

    There was a provision for loan losses of $565,000 and $2,900,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. There was a provision of $315,000 and $760,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. The allowance for loan losses was approximately $9,076,000 or 1.85% of total gross loans at June 30, 2010, compared to $9,829,000 or 1.95% of total gross loans at December 31, 2009. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. The reduction in the provision for loan losses during the three and six months ended June 30, 2010 was related to decreasing classified loans compared to the same periods in 2009.

Income Taxes

    The effective tax rate for the quarter ended June 30, 2010 was a 17.9% tax expense compared to a 50.0% tax expense for the quarter ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 and June 30, 2009, respectively was a tax expense of 19.8% compared to a tax benefit of 26.4%. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. Another significant cause of changes in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

    In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2010 are adequate to meet its operating needs in 2010 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $721,811,000 at June 30, 2010 from $708,309,000 at December 31, 2009, an increase of $13,502,000. The principal source of this increase was $28,788,000 in securities available-for-sale, partially offset by a decrease of $13,697,000 in net loans. Funding for the securities purchases was obtained from increased deposit inflows.

Loans. Gross loans at June 30, 2010 were $489,919,000, a decrease of $14,438,000 or 2.86% from December 31, 2009. Gross real estate loans increased $4,199,000, construction loans decreased $19,008,000, commercial loans increased $570,000 and consumer loans decreased by $199,000. The portfolio breakdown was as follows:

Table 7
LOAN PORTFOLIO

(Dollar amounts in thousands)	June 30, 2010	Percent	December 31, 2009	Percent
Real Estate	$390,729	79.8%	$386,530	76.6%
Construction	28,181	5.8%	47,189	9.4%
Commercial	68,547	14.0%	67,977	13.5%
Consumer	2,462	0.5%	2,661	0.5%
Gross loans	$489,919	100.0%	$504,357	100.0%
Net deferred loan (fees) cost	(191)		(179)
Allowance for loan losses	(9,076)		(9,829)
Net loans	$480,652		$494,349

Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, historical loss experience, a review of economic conditions in the Company’s market area, and a variety of general economic factors that could affect the amount of expected losses within the Bank’s portfolio. The Company’s management considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

    A summary of activity in the allowance for loan losses for the six months ended June 30, 2010 and the six months ended June 30, 2009 is as follows.

TABLE 8
ALLOWANCE FOR LOAN LOSSES

	Six months ended
(Dollar amounts in thousands)	6-30-2010	6-30-2009
Balance, beginning of period	$9,829	$7,075
Provision for loan losses	565	2,900
Recoveries	37	30
Amounts charged off	(1,355)	(910)
Balance, end of period	$9,076	$9,095

During the six months ended June 30, 2010, a provision for loan losses of $565,000 was recorded. During the first quarter of 2010, the Bank renegotiated the terms of a construction loan whereby the borrower agreed to make a $1,416,000 principal payment and the Bank charged off $1,003,000 for financial statement reporting purposes. Management continues to pursue collection activity on the whole relationship, and believes that ultimately all principal will be collected. During the six months ended June 30, 2009, a provision for loan losses of $2,900,000 was necessary due to increased expected losses within the Company’s single family mortgage portfolio and a second quarter increase of $14,530,000 in the volume of nonaccrual loans.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2010. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance. The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2010, there was $22,775,000 in nonperforming assets, compared to $32,912,000 at December 31, 2009. Nonaccrual loans were $14,098,000 at June 30, 2010, compared to $25,592,000 at December 31, 2009. There was $8,677,000 in Other Real Estate Owned at June 30, 2010, and $7,320,000 at December 31, 2009. There were no loans past due 90 days and still accruing at either date. During the second quarter of 2010, the Bank obtained through foreclosure two properties with a fair market value of $2,218,000 that consisted of a single family residence in Redwood City and a parcel of land in Pacifica, CA. During the first quarter of 2010, the Bank obtained $965,000 in Other Real Estate Owned through the foreclosure process. During the first quarter of 2009, the Bank obtained title to two single family residences in San Anselmo, California that had a combined value of $3,298,000 at the time of foreclosure. One property was sold both in the first and second quarter of 2010, and there was one property sold in the fourth quarter of 2009. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2010 were $620,166,000 compared to $598,964,000 on December 31, 2009. Of these totals, noninterest-bearing demand deposits were $125,455,000 or 20.2% of the total on June 30, 2010 and $120,515,000 or 20.1% on December 31, 2009. Time deposits were $120,169,000 on June 30, 2010 and $127,323,000 on December 31, 2009. During the first six months of 2010, compared to the same period in 2009, the deposit mix has changed to include a shift from demand and time deposits, which increased $1,347,000, to an increase in savings and money market deposits, which increased by $19,855,000. This shift is the result of some of our customers moving their funds into the Bank’s highest yielding deposit product. This product pays a higher interest rate if the customer also has other deposit and loan products with the Bank.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2010:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$ 100,000	or more	Total
Three months or less	$14,439	$33,268	$47,707
Over three through six months	9,092	14,142	23,234
Over six through twelve months	12,306	21,839	34,145
Over twelve months	9,003	6,080	15,083
Total	$44,840	$75,329	$120,169

Federal Home Loan Bank advances. These advances declined by $10,000,000 or 40.0% at June 30, 2010 compared to December 31, 2009. The Bank has used some of the additional deposits raised to repay Federal Home Loan Bank advances during the six months ended June 30, 2010. To the extent additional deposit increases are realized during the remainder of 2010, additional advances will be repaid.

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at June 30, 2010 and December 31, 2009 for the Bank:

TABLE 10
				Minimun “Well
				Capitalized”
Risk-Based Capital Ratios	June 30, 2010	December 31, 2009		Requirements
Total Risk-Based Capital Ratio	14.72%	14.24%	≥	10.00%
Tier 1 Capital	13.47%	12.99%	≥	6.00%
Leverage Ratios	10.61%	10.73%	≥	5.00%

As a result of a regularly scheduled and recently concluded Office of the Comptroller of the Currency (“OCC”) examination, management and the Board of Directors have informally agreed with the OCC to take actions to further strengthen and improve asset quality and capital adequacy, including, among other things, to: maintain a minimum leverage capital ratio of 9% and total risk-based capital ratio of 12%; seek OCC approval and concurrence before declaring any dividends on common or preferred shares; to reduce the level of risk in the commercial real estate (“CRE”) segment of our loan portfolio; and strengthen the documentation of our analysis and review of the adequacy of our allowance for loan losses. As of December 31, 2010, the Bank is in compliance with the informal agreement with the OCC.

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2010, Liquid Assets were $186,852,000, or 25.9% of total assets. As of December 31, 2009, Liquid Assets were $160,041,000, or 22.6% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2010, net loans were at 78% of deposits. On December 31, 2009, net loans were at 83% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2010 and December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $92,259,000 and $90,247,000 at June 30, 2010 and December 31, 2009, respectively. As a percentage of net loans, these off-balance sheet items represent 19.2% and 18.3% respectively.

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

(a)           Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

c)           ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended June 30, 2010. There were 10,457 shares remaining that may be purchased under this Plan as of June 30, 2010. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6.	Exhibits

Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated: August 13, 2010.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)