Form 10-Q
period 2010-09-30
FNB BANCORP/CA/
filed 2010-11-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

FNB BANCORP
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation)

000-49693	91-2115369
(Commission File Number)	(IRS Employer Identification No.)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accel erated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of November 10, 2010: 3,181,714 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Dollar amounts in thousands)	2010	2009
ASSETS
Cash and due from banks	$69,731	$62,853
Securities available-for-sale	131,123	97,188
Loans, net of allowance for loan losses of $9,250 and $9,829 on September 30, 2010 and December 31, 2009	475,464	494,349
Bank premises, equipment, and leasehold improvements, net	11,801	11,784
Other real estate owned, net	6,608	7,320
Goodwill	1,841	1,841
Accrued interest receivable and other assets	30,934	32,974
Total assets	$727,502	$708,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand, noninterest bearing	$136,315	$120,515
Demand, interest bearing	61,609	57,368
Savings and money market	314,864	293,758
Time	126,222	127,323
Total deposits	639,010	598,964

Federal Home Loan Bank advances	—	25,000
Accrued expenses and other liabilities	6,405	5,480
Total liabilities	645,415	629,444

Stockholders’ equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,693	11,534
Preferred stock - series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	619	629
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,181,714 shares at September 30, 2010 and 3,181,714 shares at December 31, 2009	45,170	45,044
Retained earnings	22,597	20,945
Accumulated other comprehensive income	2,008	713
Total stockholders’ equity	82,087	78,865
Total liabilities and stockholders’ equity	$727,502	$708,309

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$7,799	$8,578	$23,735	$24,396
Interest on taxable securities	482	389	1,423	1,359
Interest on tax-exempt securities	335	298	874	1,004
Federal funds sold	0	18	0	78
Total interest income	8,616	9,283	26,032	26,837
Interest expense:
Deposits	1,154	1,911	3,817	5,298
Federal Home Loan Bank advances	184	382	551	1,676
Total interest expense	1,338	2,293	4,368	6,974
Net interest income	7,278	6,990	21,664	19,863
Provision for loan losses	464	796	1,029	3,696
Net interest income after provision for loan losses	6,814	6,194	20,635	16,167
Noninterest income:
Service charges	686	707	2,045	2,134
Credit card fees	159	179	473	517
Gain on sale of securities available-for-sale	330	659	492	905
Other income	160	127	427	710
Total noninterest income	1,335	1,672	3,437	4,266
Noninterest expense:
Salaries and employee benefits	3,418	3,250	10,399	10,000
Loss on impairment of other real estate owned	85	296	732	1,659
Occupancy expense	515	533	1,532	1,568
Equipment expense	472	470	1,495	1,427
FDIC assessment	363	222	986	880
Professional fees	372	277	951	902
Telephone, postage and supplies	271	282	816	814
Other real estate owned expense	207	225	819	729
Bankcard expenses	147	159	436	476
Other expense	848	713	2,283	2,150
Total noninterest expense	6,698	6,427	20,449	20,605
Earnings before income tax expense (benefit)	1,451	1,439	3,623	(172)
Income tax expense (benefit)	426	176	855	(250)
Net earnings	1,025	1,263	2,768	78
Dividends and discount accretion on preferred stock	214	214	640	419
Net earnings (loss) available to common shareholders	$811	$1,049	$2,128	$(341)

Earnings (loss) per share data:
Basic	$0.25	$0.33	$0.67	$(0.11)
Diluted	$0.25	$0.33	$0.67	$(0.11)

Weighted average shares outstanding:
Basic	3,182	3,182	3,182	3,182
Diluted	3,192	3,182	3,192	3,182

See accompanying notes to consolidated statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in thousands)	2010	2009	2010	2009
Net earnings	$1,025	$1,263	$2,768	$78
Unrealized gain on AFS securities	869	501	1,585	211
Reclassification adjustment for gain on available-for-sale securities sold, net of tax	(195)	(389)	(290)	(535)
Total comprehensive earnings (loss)	$1,699	$1,375	$4,063	$(246)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30
(Dollar amounts in thousands)	2010	2009
Cash flow from operating activities:
Net earnings	$2,768	$78
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(492)	(905)
Depreciation, amortization and accretion	1,828	1,595
Stock-based compensation expense	126	87
Provision for loan losses	1,029	3,696
Decrease in interest receivable and other assets	2,040	1,624
Valuation allowance on real estate owned	732	1,659
Increase (decrease) in accrued expenses and other liabilities	25	(356)
Net cash provided by operating activities	8,056	7,478

Cash flows from investing activities:
Purchase of securities available-for-sale	(105,958)	(56,302)
Proceeds from matured/called/sold securities available-for-sale	74,008	61,189
Proceeds from sale of other real estate owned	3,631	358
Net investment in other real estate owned	(468)	—
Net decrease (increase) in loans	14,673	(20,134)
Purchases of bank premises, equipment, leasehold improvements	(1,143)	(178)
Net cash (used) provided by investing activities	(15,257)	(15,067)

Cash flows from financing activities:
Net increase in demand and savings deposits	41,147	95,452
Net decrease in time deposits	(1,101)	(11,195)
Net decrease Federal Home Loan Bank advances	(25,000)	(56,100)
Dividends paid on common stock	(477)	(757)
Dividends paid on preferred stock series A and B	(490)	(305)
Issuance of preferred stock series A	—	11,360
Issuance of preferred stock series B	—	640
Net cash provided by financing activities	14,079	39,095
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,878	31,506
Cash and cash equivalents at beginning of period	62,853	14,865
Cash and cash equivalents at end of period	$69,731	$46,371

Additional cash flow information:
Interest paid	4,630	7,317
Income taxes paid	207	218

Non-cash investing and financing activities:
Accrued dividends	159	151
Change in fair value of available for-sale securities	1,295	(324)
Loans transferred to other real estate owned	3,183	7,885
Deemed dividends on preferred stock	149	114

FNB BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The amount of compensation expense for options recorded in the quarters ended September 30, 2010 and September 30, 2009 was $41,000 and $28,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended September 30, 2010 and September 30, 2009, respectively. The amount of compensation expense for options recorded in the nine months ended September 30, 2010 and September 30, 2009 was $126,000 and $87,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the nine months ended September 2010 and 2009, respectively.

There was no intrinsic value for options exercisable or exercised during the quarter and nine months ended September 30, 2010.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2010 was $465,000, and the weighted average period over which it will be amortized is 2.4 years.

NOTE C – EARNINGS (LOSS) PER SHARE CALCULATION

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

Earnings (loss) per share have been computed based on the following :

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in thousands)	2010	2009	2010	2009
Net earnings	$1,025	$1,263	$2,768	$78
Dividends and discount accretion on preferred stock	214	214	640	419
Net earnings (loss) available to common stockholders	$811	$1,049	$2,128	$(341)
Average number of shares outstanding	3,182	3,182	3,182	3,182
Effect of dilutive options	10	—	10	—
Average number of shares outstanding used to calculate diluted earnings per share	3,192	3,182	3,192	3,182
Anti-dilutive options not included	323,000	331,000	323,000	331,000

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale as of September 30, 2010 are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
September 30, 2010	cost	gains	losses	value
U. S. Treasury securities	$12,470	$112	$—	$12,582
Obligations of U.S. Government agencies	49,097	781	(15)	49,863
Mortgage backed securities	25,386	792	—	26,178
Obligations of states and political subdivisions	36,092	1,573	(24)	37,641
Corporate notes	4,674	185	—	4,859
Total	$127,719	$3,443	$(39)	$131,123

	Amortized	Unrealized	Unrealized	Carrying
(Dollar amounts in thousands)	cost	gains	losses	value
December 31, 2009:
Obligations of U.S. Government agencies	$45,100	$274	$(67)	$45,307
Mortgage-backed securities	22,185	238	(144)	22,279
Obligations of states and political subdivisions	24,998	887	(18)	25,867
Corporate debt	3,696	41	(2)	3,735
Total	$95,979	$1,440	$(231)	$97,188

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of September 30, 2010 and December 31, 2009 follows:

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
(Dollar amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies	$6,446	$(15)	$—	$—	$6,446	$(15)
Obligations of states and political subdivisions	946	(24)	—	—	946	(24)
Total	$7,392	$(39)	$—	$—	$7,392	$(39)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2009:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies	$12,252	$(67)	$—	$—	$12,252	$(67)
Mortgage-backed securities	14,332	(144)	—	—	14,332	(144)
Obligations of states and political subdivisions	1,502	(7)	439	(11)	1,941	(18)
Corporate debt	1,058	(2)	—	—	1,058	(2)
Total	$29,144	$(220)	$439	$(11)	$29,583	$(231)

At September 30, 2010, there were no securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security is other-than-temporarily impaired at September 30, 2010.

The amortized cost and carrying value of debt securities as of September 30, 2010 and December 31, 2009, respectively, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized	Carrying
September 30, 2010	Cost	Value
Available-for-sale:
Due in one year or less	$3,813	$3,871
Due after one through five years	78,195	79,854
Due after five years through ten years	13,079	13,531
Due after ten years	32,632	33,867
Total	$127,719	$131,123

(Dollar amounts in thousands)	Amortized	Carrying
December 31, 2009	Cost	Value
Available-for-sale:
Due in one year or less	$9,133	$9,184
Due after one through five years	57,676	58,584
Due after five years through ten years	5,963	6,087
Due after ten years	23,207	23,333
Total	$95,979	$97,188

For the nine months ended September 30, 2010, gross realized gains amounted to $492,000 on $50,910,000 in securities sold or called. For the nine months ended September 30, 2010, there were no gross losses on the sale of investment securities.

At September 30, 2010, securities with an amortized cost of $84,740,000 and fair value of $87,176,000 were pledged as collateral for public deposits and for other purposes required by law.

At September 30, 2010, the Bank had investments of $1,062,000 in Federal Reserve Bank stock classified as other assets in the accompanying balance sheet. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment. At September 30, 2010, the stock was determined to be not impaired.

At September 30, 2010, the Bank had investments of $4,103,000 in Federal Home Loan Bank (“FHLB”) stock classified as other assets in the accompanying balance sheet. These investments in FHLB stock are carried at cost, and evaluated periodically for impairment. At September 30, 2010, the stock was determined to be not impaired.

NOTE E – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2010, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
		at September 30, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	9/30/2010	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,582	$12,582	$—	$—
Obligations of U.S. Government agencies	49,863	—	49,863	—
Mortgage-backed securities	26,178	—	26,178	—
Obligations of states and political subdivisions	37,641	—	37,641	—
Corporate debt	4,859	—	4,859	—
Total assets measured at fair value	$131,123	$12,582	$118,541	$—

		Fair Value Measurements
		at December 31, 2009, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$97,188	$—	$97,188	$—
Total assets measured at fair value	$97,188	$—	$97,188	$—

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
		at September 30, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs	Total
Description	9/30/2010	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$6,730	$—	$—	$6,730	$417
Other real estate owned	710	—	—	—	85
Total impaired assets measured at fair value	$7,440	$—	$—	$6,730	$502

		Fair Value Measurements
		at December 31, 2009, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs	Total
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$23,743	$—	$—	$23,743	$2,875
Other real estate owned	7,320	—	—	7,320	1,831
Total impaired assets measured at fair value	$31,063	$—	$—	$31,063	$4,706

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

Other real estate owned is carried at the lower of historical cost or fair market value less costs to sell. An appraisal (a level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

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

Federal Home Loan Bank Advances.

The fair values of Federal Home Loan Bank Advances are based on discounted cash flows. The discount rate is equal to the market rate currently offered by similar products.

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2010:

	Carrying	Fair
(Dollar amounts in thousands)	amount	value
Financial assets:
Cash and cash equivalents	$69,731	$69,731
Securities available for sale	131,123	131,123
Loans, gross	484,714	480,787
Bank owned life insurance	9,112	9,112
Financial liabilities:
Deposits	639,010	639,568
Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,075

The carrying amount of loans include $17,298,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2010. The fair value of nonaccrual loans is based on the collateral values that secure the loans, or the cash flows expected to be received.

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

NOTE F – PREFERRED STOCK

Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program. The Preferred Stock consists of two issues, Series A and Series B. The Series A and Series B Preferred Stock are both carried at liquidation value less discounts received plus premiums paid that are amortized over the expected timeframe that the Preferred Shares will be outstanding using the level yield method. The Series A and Series B Preferred Stock must be redeemed after ten years. The Series A Preferred Stock carries a dividend yield of 5% for the first five years. Beginning in year six, the dividend increases to 9% and continues at this rate until repaid. The Series B Preferred Stock pays a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues would be 6.83% to the expected repayment date, which is currently anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds is allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock is outstanding, and the execution of documents that allow the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion. In addition, beginning in the second quarter of 2010, the Company must obtain regulatory approval from the OCC before TARP dividends can be paid. As of September 30, 2010, all dividend payments on our Preferred Stock have been paid in accordance with the Treasury’s Capital Purchase Program.

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

Liquidity Risk. The stability of funding sources and our ability to raise capital or incur debt on reasonable terms. Tightening credit standards leading to reduced borrowing lines of credit and reduced funding sources.

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

In March, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives.” The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective the first quarter beginning after June 15, 2010. The Company has evaluated the impact of adoption and the ASU did not have a material impact on the Company’s consolidated financial statements.

In April, the FASB issued ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.” This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and the ASU did not have an impact on the Company’s consolidated financial statements.

In July, the FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of the amendments in this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

1.	The nature of credit risk inherent in the entity’s portfolio of financing receivables.
2.	How that risk is analyzed and assessed in arriving at the allowance for credit losses.
3.	The changes and reasons for those changes in the allowance for credit losses.

The disclosures about activity that occurs during a reporting period are effective for interim and annual reports beginning on or after December 15, 2010.

Earnings Analysis

Net earnings for the quarter ended September 30, 2010 were $1,025,000, compared to net earnings of $1,263,000 for the quarter ended September 30, 2009, a decrease of $238,000. Net earnings for the nine months ended September 30, 2010 were $2,768,000 compared to net earnings of $78,000 for the nine months ended September 30, 2009, an improvement of $2,690,000. Earnings before income tax expense for the quarter ended September 30, 2010 were $1,451,000, compared to $1,439,000 for the quarter ended September 30, 2009, an improvement of $12,000. Earnings before income tax expense for the nine months ended September 30, 2010 were $3,623,000, compared to net losses before income tax expense for the nine months ended September 30, 2009 of $172,000. Net earnings available to common stockholders for the quarter ended September 30, 2010 were $811,000, compared to net earnings available to common stockholders of $1,049,000 for the quarter ended September 30, 2009. Net earnings available to common stockholders for the nine months ended September 30, 2010, were $2,128,000, compared to net losses available to common stockholders of $341,000 for the nine months ended September 30, 2009, an improvement of $2,469,000. Earnings for the quarter ended September 30, 2010 were positively affected by higher net interest income and lower provision for loan losses when compared to the same period in 2009.

Net interest income for the quarter ended September 30, 2010 was $7,278,000, compared to $6,990,000 for the quarter ended September 30, 2009, an increase of $288,000, or 4%. Net interest income for the nine months ended September 30, 2010 was $21,664,000 compared to $19,863,000 for the nine months ended September 30, 2009, an increase of $1,801,000, or 9%.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2010 compared to the three-and nine-month periods ended September 30, 2009.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,
	2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$486,528	$7,799	6.36%	$497,445	$8,578	6.92%
Taxable securities (3)	90,214	482	2.12%	57,111	389	2.73%
Nontaxable securities (3)	38,294	444	4.60%	32,817	392	4.79%
Fed funds sold	6	—	—	27,909	18	0.26%
Tot int earn assets	615,042	8,725	5.63%	615,282	9,377	6.11%
NONINTEREST EARNING ASSETS:
Cash and due	72,113			37,759
Premises	11,947			12,249
Other assets	33,039			29,516
Tot nonint earning assets	117,099			79,524
TOTAL ASSETS	$732,141			$694,806

Demand, int bearing	$63,064	41	0.26%	$59,847	86	0.58%
Money market	273,334	728	1.06%	217,363	1,169	2.16%
Savings	44,342	28	0.25%	43,583	32	0.29%
Time deposits	123,411	357	1.15%	131,946	624	1.90%
FHLB advances (5)	6,739	184	10.83%	39,891	382	3.84%
Fed funds purchased	—	—	—	—	—	—
Tot interest bearing liabilities	510,890	1,338	1.04%	492,630	2,293	1.87%

NONINTEREST BEARING LIABILITIES:
Demand deposits	130,773			116,875
Other liabilities	8,933			6,776
Tot nonint bear liabilities	139,706			123,651

TOTAL LIABILITIES	650,596			616,281
Stockholders’ equity	81,545			78,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,141			$694,806

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,387	4.77%		$7,084	4.62%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned include loan fees of $291,000 and $269,000 for the quarters ended September 30, 2010 and 2009, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $109,000 and $94,000 for the quarters ended September 30, 2010 and 2009, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
(5) The 10.83% includes the effect of a prepayment penalty for early payoff of advances due later this yearand the first quarter of 2011, for $139,000. Excluding this, the rate would be 2.65%.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,
	2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$493,984	$23,735	6.42%	$498,716	$24,396	6.54%
Taxable securities (3)	86,261	1,423	2.21%	54,287	1,359	3.35%
Nontaxable securities (3)	33,220	1,158	4.66%	37,105	1,319	4.75%
Fed funds sold	2	—	—	17,954	78	0.58%
Total interest earning assets	613,467	26,316	5.74%	608,062	27,152	5.97%

NONINTEREST EARNING ASSETS:
Cash and due	69,777			25,885
Premises	11,852			12,590
Other assets	34,089			28,950
Total noninterest earning assets	115,718			67,425
TOTAL ASSETS	$729,185			$675,487

Demand, int bearing	$61,038	137	0.30%	$58,563	242	0.55%
Money market	270,825	2,407	1.19%	181,339	2,879	2.12%
Savings	43,256	82	0.25%	43,631	95	0.29%
Time deposits	123,970	1,191	1.28%	135,644	2,082	2.05%
FHLB advances	15,476	551	4.76%	57,062	1,676	3.93%
Fed funds purchased	4	—	—	2	—	—
Tot interest bearing liabilities	514,569	4,368	1.13%	476,241	6,974	1.96%

NONINTEREST BEARING LIABILITIES:
Demand deposits	126,344			115,633
Other liabilities	7,974			6,779
Total noninterest bearing liabilities	134,318			122,412
TOTAL LIABILITIES	648,887			598,653
Stockholders’ equity	80,298			76,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,185			$675,487

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$21,948	4.78%		$20,178	4.44%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $821,000 and $897,000 for the nine months ended September 30, 2010 and 2009, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $284,000 and $315,000 for the nine months ended September 30, 2010 and 2009, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2010 and 2009. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2010, average loans outstanding represented 79.1% of average earning assets. For the quarter ended September 30, 2009, they represented 80.8% of average earning assets. For the nine months ended September 30, 2010 and 2009, average loans outstanding represented 80.5% and 82.0%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 decreased from 6.11% to 5.63%, or 48 basis points. Average loans decreased by $10,917,000, quarter to quarter, and the loan yield decreased from 6.92% to 6.36%, or 56 basis points. Interest income on total interest earning assets decreased $652,000 or 7.0%. The decrease in yield resulted primarilyfrom lower prevailing market rates on loans. During the third quarter of 2009, the Bank purchased approximately $19 million dollars in servicing released loans from another community bank in our service area. This loan purchase was funded with available cash and helped to improve yields that otherwise would have decreased further during the quarter.

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, the cost of total interest bearing liabilities decreased from 1.87% to 1.04%, a decrease of 83 basis points. During 2009 and 2010, the Bank promoted our Money Market Maximizer product that pays an adjustable interest rate tied to the number and types of Bank products utilized by the customer. This account has brought in significant amounts of new deposits during 2009 and 2010. Our most expensive source of interest bearing liabilities during the three months ended September 30, 2010 came from Federal Home Loan Bank advances. Their average cost increased from 3.84% to 10.83% for the quarter ended September 30, 2010 compared to the same period in 2009. The 10.83% includes prepayment penalties for the early payoff of FHLB advances due later this year and during the first quarter of 2011. Their average balances outstanding decreased $33,152,000 and the expense related to these advances decreased $198,000 for the three months ended September 30, 2010 compared to 2009. The remaining Federal home Loan Bank advances were paid off during the third quarter of 2010. Time deposit interest cost decreased from 1.90% to 1.15%. Their average balance outstanding decreased by $8,535,000, or 6.5%, while their expense decreased $267,000. Money market deposits average volume increased $55,971,000, or 25.8%, while their cost decreased 110 basis points, which resulted in a $441,000 decrease in their interest expense.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, interest income on interest earning assets decreased $836,000 or 3.08%, while average earning assets increased $5,405,000, or 0.9%. Average loans decreased by $4,732,000, or 0.9%. Interest on loans decreased $661,000 or 2.7%, while yield decreased 12 basis points, or 1.8%. The cost on total interest bearing liabilities decreased from 1.96% to 1.13% due primarily to new volumes in the Bank’s Money Market Maximizer product, and a decrease in the interest rate on time certificates of deposit from 2.05% to 1.28%. Average Federal Home Loan Bank advances decreased $41,586,000 or 72.9%. Their yield increased from 3.93% to 4.76% (including prepayment interest), and their cost decreased $1,125,000. Time deposit averages decreased $11,674,000 or 8.6%. Their yield decreased 77 basis points, or 37.6%. Money market deposit average balances increased $89,486,000, or 49.3%, and their cost decreased $472,000, or 16.4%.

For the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended September 30,
	2010 Compared to 2009
		Variance
	Interest	Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(779)	$(604)	$(175)
Taxable securities	93	(84)	177
Nontaxable securities (1)	52	(12)	64
Federal funds sold	(18)	0	(18)
Total	$(652)	$(700)	$48

INTEREST BEARING LIABILITIES
Demand deposits	$45	$50	$(5)
Money market	441	590	(149)
Savings deposits	4	5	(1)
Time deposits	267	227	40
Federal Home Loan Bank advances	198	(120)	318
Total	$955	$752	$203
NET INTEREST INCOME	$303	$52	$251

(1) Includes tax equivalent adjustment of $109,000 and $94,000 in the three months ended September 30, 2010, and September 30, 2009, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS

	Nine Months Ended September 30,
	2010 Compared to 2009
		Variance
	Interest	Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(661)	$(429)	$(232)
Taxable securities	64	(736)	800
Nontaxable securities (1)	(161)	(26)	(135)
Federal funds sold	(78)	0	(78)
Total	$(836)	$(1,191)	$355

INTEREST BEARING LIABILITIES
Demand deposits	$105	$115	$(10)
Money market	472	1,893	(1,421)
Savings deposits	13	12	1
Time deposits	891	712	179
Federal Home Loan Bank advances	1,125	(96)	1,221
Total	$2,606	$2,636	$(30)
NET INTEREST INCOME	$1,770	$1,445	$325

(1) Includes tax equivalent adjustment of $284,000 and $315,000 in the nine months ended September 30, 2010 and September 30, 2009, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2010	2009	Amount	Percent
Service charges	$686	$707	$(21)	-3.0%
Credit card fees	159	179	(20)	-11.2%
Gain on available-for-sale of securities	330	659	(329)	-49.9%
Other income	160	127	33	26.0%
Total noninterest income	$1,335	$1,672	$(337)	-20.2%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	Percent
Service charges	$2,045	$2,134	$(89)	-4.2%
Credit card fees	473	517	(44)	-8.5%
Gain on sale of available-for-securities	492	905	(413)	-45.6%
Other income	427	710	(283)	-39.9%
Total noninterest income	$3,437	$4,266	$(829)	-19.4%

Noninterest income consists mainly of service charges on deposits. For the quarter ended September 30, 2010 compared to September 30, 2009, total noninterest income decreased by $337,000 or 20.2%. For the nine months ended September 30, 2010 and September 30, 2009, total noninterest income decreased by $829,000, or 19.4%. Service charges decreased $21,000 for the quarter, and $89,000 for the nine months. Gain on sale of available-for-sale securities decreased pretax income by $329,000 for the three months, and decreased $413,000 for the nine months ended September 30, 2010 when compared to 2009 levels. The decline in service charge revenue is primarily attributable to a decline in transaction account activity and the fees charged that are associated with that activity. Other income declined by $283,000. The major item in this group was a decline of $307,000 in tax free earnings on officers life insurance. The income in 2009 included a one-time payment as a result of the death of one participant.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2010	2009	Amount	Percent
Salaries and employee benefits	$3,418	$3,250	$168	5.2%
Loss on impairment of other real estate owned	85	296	(211)	-71.3%
Occupancy expense	515	533	(18)	-3.4%
Equipment expense	472	470	2	0.4%
Professional fees	372	277	95	34.3%
FDIC assessment	363	222	141	63.5%
Telephone, postage & supplies	271	282	(11)	-3.9%
Other real estate owned expense	207	225	(18)	-8.0%
Bankcard expenses	147	159	(12)	-7.5%
Other expense	848	713	135	18.9%
Total noninterest expense	$6,698	$6,427	$271	4.2%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	Percent
Salaries and employee benefits	$10,399	$10,000	$399	4.0%
Loss on impairment of other real estate owned	732	1,659	(927)	-55.9%
Occupancy expense	1,532	1,568	(36)	-2.3%
Equipment expense	1,495	1,427	68	4.8%
Professional fees	951	902	49	5.4%
FDIC assessment	986	880	106	12.0%
Telephone, postage & supplies	816	814	2	0.2%
Other real estate owned expense	819	729	90	12.3%
Bankcard expenses	436	476	(40)	-8.4%
Other expense	2,283	2,150	133	6.2%
Total noninterest expense	$20,449	$20,605	$(156)	-0.8%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2010 compared to three months ended September 30, 2009, it represented 51.0% and 50.6% of total noninterest expenses. For the nine months ended September 30, 2010 and 2009, it was 50.9% and 48.5% respectively of total noninterest expense. During the first quarter of 2009, a $1,200,000 loss on impairment of other real estate owned was recorded that related to one land development foreclosure property. This property was written down in the first quarter based upon a new appraisal that reflected a significant valuation decline since the Company’s initial acquisition of the property. During 2010, the loss on impairment of other real estate owned was related to impairment charges on two separate parcels of land.

Provision for Loan Losses

There was a provision for loan losses of $464,000 for the three-month period ended September 30, 2010 compared to a $796,000 provision for the same period in 2009. The decreased provision was warranted given the decreased level of nonperforming loans and the reduction in the sizeof the Bank’s loan portfolio.

There was a provision for loan losses of $1,029,000 for the nine-month period ended September 30, 2010 compared to a provision for loan losses of $3,696,000 for the same period in 2009. The allowance for loan losses was approximately $9,250,000 or 1.91% of total gross loans at September 30, 2010, compared to $9,829,000 or 1.95% of total gross loans at December 31, 2009. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio. The reduction in the provision for loan losses during the three and nine months ended September 30, 2010 was related to decreasing classified loans compared to the same periods in 2009.

Income Taxes

The effective tax rate for the quarter ended September 30, 2010 was 29.4% compared to 12.2% for the quarter ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 and September 30, 2009, respectively was a tax expense of 23.6% compared to a tax benefit of 145.3%. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. Another significant reason for changes in the effective tax rate provision is the change in the relative proportion of tax -advantaged income in comparison to fully taxable income period over period. The Company was subject to federal Alternative minimum tax during the nine months ending September 30, 2009 and 2010.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2010 are adequate to meet its operating needs in 2010 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $727,502,000 at September 30, 2010 from $708,309,000 at December 31, 2009, an increase of $19,193,000. The principal source of this increase was in securities available for sale, which increased by $33,935,000, and a $6,878,000 increase in cash and due from banks, partially offset by a $18,885,000 decrease in net loans, and a net decrease in all other assets of $2,735,000. This asset accumulation was funded by a $40,046,000 increase in deposits, an increase of $925,000 in other liabilities, and an increase in total stockholders’ equity of $3,222,000, net of a reduction of $25,000,000 in Federal Home Loan Bank advances. The majority of the increase in deposits was derived from increased deposit volumes invested in our Money Market Maximizer product.

Loans. Gross loans (before loan fees (cost) at September 30, 2010 were $485,012,000, a decrease of $19,345,000 or 3.84% from December 31, 2009. Gross real estate loans increased $10,572,000, construction loans decreased $20,340,000, commercial loans decreased $9,279,000 and consumer loans decreased by $298,000. The portfolio breakdown was as follows:

Table 7	LOAN PORTFOLIO

	September 30,		December 31,
(Dollar amounts in thousands)	2010	Percent	2009	Percent
Real Estate	$397,102	81.9%	$386,530	76.6%
Construction	26,849	5.5%	47,189	9.4%
Commercial	58,698	12.1%	67,977	13.5%
Consumer	2,363	0.5%	2,661	0.5%
Gross loans	$485,012	100.0%	$504,357	100.0%
Net deferred loan (fees) cost	(298)		(179)
Allowance for loan losses	(9,250)		(9,829)
Net loans	$475,464		$494,349

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

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2010 and the nine months ended September 30, 2009 is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Nine months ended
	September 30,
(Dollar amounts in thousands)	2010	2009
Balance, beginning of period	$9,829	$7,075
Provision for loan losses	1,029	3,696
Recoveries	54	68
Amounts charged off	(1,662)	(1,415)
Balance, end of period	$9,250	$9,424

During the nine months ended September 30, 2010, a provision of $1,029,000 was made. The decrease in provision during 2010 was made possible by improvement in the volume of nonperforming loans and a reduction in the size of the Bank’s loan portfolio during 2010.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2010. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future, and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2010, there was $23,906,000 in nonperforming assets, compared to $32,912,000 at December 31, 2009. Nonaccrual loans were $17,298,000 at September 30, 2010, compared to $25,592,000 at December 31, 2009. There was $6,608,000 in Other Real Estate Owned at September 30, 2010, and $7,320,000 at December 31, 2009. There were no loans past due 90 days and still accruing at either date. During the second quarter of 2010, the Bank obtained through foreclosure two properties with a fair market value of $2,218,000 that consisted of a single family residence in Redwood City and a parcel of land in Pacifica, CA. During the first quarter of 2010, the Bank obtained $965,000 in Other Real Estate Owned through the foreclosure process. During the first quarter of 2009, the Bank obtained title to two single family residences in San Anselmo, California that had a combined value of $3,298,000 at the time of foreclosure. One property was sold both in the first and second quarter of 2010, and there was one property sold in the fourth quarter of 2009. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at September 30, 2010, were $639,021,000 compared to $598,964,000 at December 31, 2009. Of these totals, noninterst-bearing demand deposits were $136,315,000 or 21.3% of the total on September 30, 2010, and $120,515,000 or 20.1% on December 31, 2009. Time deposits were $126,222,000 on September 30, 2010, and $127,323,000 on December 31, 2009.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2010:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$13,076	$32,180	$45,256
Over three through six months	9,956	20,613	30,569
Over six through twelve months	12,254	19,074	31,328
Over twelve months	9,150	9,919	19,069
Total	$44,436	$81,786	$126,222

Federal Home Loan Bank advances. These advances declined by $25,000,000 or 100.0% on September 30, 2010 compared to December 31, 2009. The remaining advance was prepaid during the third quarter of 2010. The prepayment penalty paid during the quarter ended Sptember 30, 2010 was $139,000. Funds to repay these advances were primarily obtained from increased deposits generated during 2010.

The following table shows the risk-based capital ratios and leverage ratios at September 30, 2010 and December 31, 2009 for the Bank:

TABLE 10				Minimum “Well
	September 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2010	2009		Requirements
Total Risk-Based Capital Ratio	14.52%	14.24%	≥	10.00%
Tier 1 Capital Ratio	13.26%	12.99%	≥	6.00%
Leverage Ratios	10.36%	10.73%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2010, liquid assets were $200,854,000, or 27.6% of total assets. As of December 31, 2009, liquid assets were $160,041,000, or 22.6% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2010, net loans were at 74% of deposits. On December 31, 2009, net loans were at 83% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2010 and December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $107,524,000 and $90,247,000 at September 30, 2010 and December 31, 2009, respectively. As a percentage of net loans, these off-balance sheet items represent 22.6% and 18.3% respectively.

Corporate Reform Legislation

President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) on July 30, 2002, in response to corporate accounting scandals. Among other matters, the Act increased the penalties for securities fraud, established new rules for financial analysts to prevent conflicts of interest, created a new independent oversight board for the accounting profession, imposed restrictions on the consulting activities of accounting firms that audit company records and required certification of financial reports by corporate executives. The SEC has adopted a number of rule changes to implement the provisions of the Act. The SEC has also approved new rules adopted by the New York Stock Exchange and the Nasdaq Stock Market to strengthen corporate governance standards for listed companies. The Company anticipates that it will continue to incur costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission of approximately $100,000 annually.

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

The extent of that market risk depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of the Company’s interest earning assets and deposits.

Item 4T. Controls and Procedures.

(a)           Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings adverse to the Company or First National Bank to which any director, officer, affiliate of the Company, or 5% stockholder of the Company, or any associate of any such director, officer, affiliate or 5% stockholder of the Company are a party, and none of the foregoing persons has a material interest adverse to the Company or First National Bank.

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

Item 1A. Risk Factors

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2009 Form 10K.

As a result of our latest Office of the Comptroller of the Currency (“OCC”) examination which occurred during the second quarter of 2010, management and the Board of Directors have informally agreed with the OCC to take actions to further strengthen and improve asset quality and capital adequacy, including, among other things, to: maintain a minimum leverage capital ratio of 9% and total risk-based capital ratio of 12%; seek OCC approval and concurrence before declaring any dividends on common or preferred shares; to reduce the level of risk in the commercial real estate (“CRE”) segment of our loan portfolio; and strengthen the documentation of our analysis and review of the adequacy of our allowance for loan losses. Management believes that we are in compliance with all the requirements of this informal agreement as of September 30, 2010.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The purpose of this legislation was to bring about regulatory changes and oversight that would help stop past abuses from recurring in the future. This legislation gives new powers to the FDIC and the Federal Reserve Bank that they may use in the execution of their duties as regulators and overseers of the banking industry. It also created a new federal consumer protection agency named the Consumer Financial Protection Bureau (“CFPB”). All existing consumer laws and regulations will be transferred to the CFPB. This Act is expected to enable regulators to issue numerous new banking regulations and requirements that have not yet been fully developed or promulgated. The ultimate effect the Act has on the Company’s operations will ultimately be determined by the significance of the new banking regulations that are issued as a result of the Act.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended September 30, 2010. There were 10,457 shares remaining that may be purchased under this Plan as of September 30, 2010. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6. Exhibits

Exhibits
31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated: November 12, 2010.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)