Form 10-K
period 2010-12-31
FNB BANCORP/CA/
filed 2011-03-28
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP
(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	Common Stock, no par value

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,508,218

Page 1 of 106 pages

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 25, 2011

No par value Common Stock – 3,341,049 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiary, including State and local issues being addressed in California; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a further decline in real estate values in the Company’s operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Iraq and Afghanistan, and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under “Item 1A – Risk Factors” in this report and other cautionary statements and information set forth in this report should be read carefully, considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

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

As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 975 El Camino Real, South San Francisco, California, 94080, and its telephone number is (650) 588-6800.

The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California, a national banking association (the “Bank”). The Company has no other subsidiary.

The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates eleven full service banking offices in the cities of Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, as well as its Financial District and Portola offices in San Francisco. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

The Bank is chartered under the laws of the United States and is governed by the National Bank Act, and is a member of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to the applicable legal limits, currently $250,000 per separately insured depositor. The Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. The regulations of the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency govern many aspects of the Bank’s business and activities, including investments, loans, borrowings, branching, mergers and acquisitions, reporting and numerous other areas. The Bank is also subject to applicable provisions of California law to the extent those provisions are not in conflict with or preempted by federal banking law. See “Supervision and Regulation” below.

The Bank’s market areas consist primarily of the counties of San Francisco and San Mateo. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita income in the counties of San Francisco and San Mateo for the year 2008 were $72,712 and $73,839, respectively, which represented an increase of 33.6% and 37.4%, respectively, over 2003 levels. Management believes per capita income levels will grow at single digit growth rates during the year ending December 31, 2011, based upon expected economic activity levels and overall employment prospects. The following report on unemployment published by the California Employment Development Department shows 9.2% in San Francisco County, 8.3% in San Mateo County, and 12.3% for the state of California, in December 2010. For December 2009, San Francisco County showed 9.4%, San Mateo County showed 8.9%, and the state of California 12.2%.

In addition, a report from the California Employment Development Department (“EDD”), based on information published by America’s Labor Market Information System (ALMIS) Employer Database 2011 1st Edition, lists the following major employers in San Francisco County: Bechtel, Deloitte, GSA Pacific Rim Region, California Pacific Medical Center, Kaiser Permanente Medical Center, San Francisco General Hospital, Pacific Gas & Electric, San Francisco Chronicle, San Francisco State University, and University of California-San Francisco. The following were listed as major employers in San Mateo County: Genentech, Gilead Sciences, Kaiser Permanente Medical Group, Peninsula Medical Center, San Mateo County Human Resources, San Mateo County Mental Health, Oracle Corp., SRI International, Stanford Linear Accelerator and Visa International Services Association. The major labor force in both counties is represented by the service industries, including financial activities, educational and health services, professional and business services, leisure and hospitality and state government.

The Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the Internet. First National Bank also makes available commercial loans and standby letters of credit and construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate, home equity lines, Small Business Administration loans, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashiers checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2010, First National Bank had a total of 23,961 deposit accounts. On occasion, the Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2010, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank’s deposits.

At December 31, 2010, the Company had total assets of $714,639,000, net loans of $474,828,000, deposits of $628,440,000 and stockholders’ equity of $80,924,000. The Company competes with approximately 78 other banking or savings institutions in its San Francisco and San Mateo County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.57%, and 0.05% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2010). See “Competitive Data” below.

Employees

At December 31, 2010, the Company employed 171 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

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

First National Bank of Northern California. As a national banking association licensed under the national banking laws of the United States, the Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to supervision and regulation by the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System.

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

Capital Standards.

The Board of Governors, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally.

Under the risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common stockholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy. Net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk.

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

On May 10, 2010, the Bank entered into an informal Memorandum of Understanding with the OCC which, among other matters, called for the establishment of individual minimum capital ratios (“IMCR’s”). The IMCR’s were considered necessary by the OCC because the Bank’s commercial real estate portfolio was in excess of 300% of capital. On June 9, 2010, the OCC notified the Company that our IMCR’s had been established and required the Bank to maintain a Tier 1 leverage ratio of at least 9% and a total risk-based capital ratio of at least 12%. The Memorandum of Understanding and theIMCR’s shall remain effective until notified otherwise, in writing, by the OCC. At December 31, 2010, the Company was in compliance with the IMCR risk-weighted capital and leverage ratios. See “Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Prompt Corrective Action

The Board of Governors, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The regulations establish five capital categories with the following characteristics:

(1) “Well capitalized” – consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, formal written agreement, capital directive or prompt corrective action directive;

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

The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized”. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized.”

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

The federal financial institution agencies have established bases for analysis and standards for assessing financial institution’s capital adequacy in conjunction with the risk-based capital guidelines, including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

FDIC Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks (such as the Bank) and savings institutions up to prescribed limits through the Deposit Insurance Fund (“DIF”). The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. The Dodd-Frank Act (described in more detail below) made the $250,000 amount permanent.

In addition, on November 9, 2010, the FDIC issued a final rule (implementing the Dodd-Frank Act) which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts, through December 31, 2012. In 2008, the FDIC had implemented a Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP included a Transaction Account Guarantee Program (“TAGP”). The TAGP offered a full guarantee for non-interest bearing transaction accounts held at FDIC-insured depository institutions. That unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance included as part of EESA. The Bank is a participant in the TAGP until the TAGP expires on December 31, 2011.

The amount of FDIC assessments paid by each DIF member institution is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. Under the assessment rate system established in 2006, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 at 1.25% of insured deposits. Since 2008, due to higher levels of bank failures and the need to maintain a strong DIF, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future. On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, unless they were notified they were exempt from the prepayment. For the year ended December 31, 2010, the assessment rate for the Bank averaged $0.048330 per $100 in assessable deposits, compared to $0.030184 per $100 in assessable deposits for the year ended December 31, 2009.

As required by the Dodd-Frank Act, the FDIC has revised the assessment rates, to be effective on April 1, 2011, and the deposit insurance assessment base used to calculate premiums paid to DIF, substituting the average consolidated total assets less average tangible equity of an institution in place of deposits. Also pursuant to the Dodd-Frank Act, the FDIC increased the DRR to 2.0 percent, effective January 1, 2011. If economic conditions continue to impact financial institutions and there are additional bank and other financial institution failures, or if the FDIC otherwise determines, the Bank may be required to pay higher FDIC premiums in the future, which could have a material and adverse effect on the earnings of the Company.

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

On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessment was collected on December 30, 2009. The FDIC also approved a three basis point increase in the assessment rate applied to insured financial institutions beginning in 2011. The amount of the Company’s prepaid assessment was $3,011,000 as of December 31, 2009.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000.

Limitation on Dividends

FNB Bancorp. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Also, the Company is required to make dividend payments to the U. S. Treasury on the shares of Preferred Stock that were issued on February 27, 2009, before the Company can pay dividends on its Common Stock. In addition, beginning in the second quarter of 2010, the Company must obtain regulatory approval from the OCC before Troubled Assets Relief Program (“TARP”) dividends can be paid. As of December 31, 2010, all dividend payments on our Preferred Stock have been paid in accordance with the Treasury’s Capital Purchase Program.

As part of the Company’s and the Bank’s informal agreements with the FRB and the OCC, respectively, which were executed during the second quarter of 2010, all cash dividends must be approved by both the OCC and the FRB before they may be declared. This requirement will remain effective until notified otherwise by the OCC and the FRB.

Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The Bank’s ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the OCC.

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

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns, along with significant investment banking, trust and insurance operations. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2010, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $12,359,000 on an unsecured basis and $20,598,000 on a fully secured basis, based on regulatory capital of $82,392,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the Federal Deposit Insurance Corporation Summary of Deposits at June 30, 2010, there were 29 commercial and savings banking institutions in San Mateo County with a total of $21,209,252,000 in deposits at June 30, 2010. The Bank had a total of 9 offices in the county with total deposits of $544,564,000 at the same date, or 2.57% of the San Mateo County totals.Based on the same survey, there were 274 and savings banking institutions in the County of San Francisco with a total of $142,886,097,000 in deposits at June 30, 2010. The Bank had a total of 2 offices in the county with total deposits of $75,668,000, or 0.05% of the County of San Francisco totals. San Mateo County and the City and County of San Francisco have averaged deposit growth of 39.37% over the last two years.

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

The interest rate differentials of a bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by statutes, and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

Legislative and Regulatory Impact

Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition or merger with an existing whole bank, which has been in existence for at least five years. Recently, the Dodd-Frank Act (enacted on July 21, 2010 and described below) authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

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

OTHER LEGISLATION

The Patriot Act

On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which included provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended to February 28, 2010. On February 24 and 25, 2010, the Senate and the House of Representatives, respectively, voted to further extend the deadline until December 31, 2010. President Obama signed a further three month extension on February 25, 2011.

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

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury was required to promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company participates in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are applicable to the Company.

Small Business Jobs Act of 2010.

On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are downstreamed to the bank subsidiary) with assets less that $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery.

The participating banks (or bank holding companies) will pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%. The dividend rate will be adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate will increase thereafter to 7%. After 4.5 years, the dividend rate increases to 9% until the SBLF funds are repaid.

On December 23, 2010, the federal banking agencies jointly issued guidance on underwriting standards for small business loans originated under the SBLF which require adherence to safe and sound credit standards and risk management processes. It is uncertain whether the SBLF will have the intended effect of creating jobs in sufficient numbers to positively impact the economic recovery.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dod-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly creared Financial Stability Oversignt Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain threshholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Franck Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchage fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Interstate Branching. The Dodd-Frank Act authorizes national and nstate banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could onlly establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Frank-Dodd Act and the Guidance may impact our compensation policies and arrangements.

Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the enamctment and at lease every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess od $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time. Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitaility of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Small Business Lending Fund. Enacted into law as part of the Small Business Jobs Act, the Small Business Lending Fund (“SBLF”) is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. Through the SBLF, Main Street banks and small businesses can work together to help create jobs and promote economic growth in local communities across the nation.

The SBLF aims to stimulate small business lending by peoviding capital to participating community banks. The price a bank pays for SBLF funding will be reduced as the bank’s small business lending increases..

Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies in 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The Bank did not participate in the DGP Program but elected to participate in the TAGP. The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through April 30, 2010. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and was extended through December 31, 2011. On November 9, 2010, the FDIC issued a final rule, implementing the Dodd-Frank Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform And Consumer Protection Act into law, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000.

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

Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review. As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument was designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. The Company did not participate in the CAP.

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

Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) would lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, SBA-guaranteed small business loans, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases.

ABS fundings were held monthly. The loan asset classes may be expanded in the future to include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owned eligible collateral could borrow from the TALF, provided the company maintained an account with a primary dealer who would act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBNY would create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBNY in connection with the TALF loans.

The U.S. Treasury would provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the “TARP”) by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY would lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV would be senior to the TARP subordinated loan and secured by all of the assets of the SPV. The FRBNY indicated an intention to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS were scheduled to cease on March 31, 2010, subject to extension of the TALF by the Board of Governors. The Bank did not participate in this program.

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

Regulatory Agreements. On May 10, 2010, in connection with a regularly scheduled examination of the Bank by the OCC, the Bank entered into an informal Memorandum of Agreement (“Bank MOU”) with the OCC, covering actions to be taken by the Board of Directors and management to (i) reduce a high level of problem and non-performing assets, (ii) to enhance procedures for managing the risks associated with a concentration of credit in commercial real estate loans, and (iii) to maintain an adequate allowance for loan and lease losses. The Bank MOU also restricts the ability of the Bank to declare dividends and requires the formation of a Compliance Committee to monitor compliance with the MOU and submit quarterly progress reports to the OCC. Also, by letter dated June 9, 2010, the OCC notified the Board of Directors of its determination that the Bank must maintain, on an ongoing basis, a minimum ratio of Tier 1 capital to adjusted total assets of 9% and a minimum ratio of total risk-based capital to risk-weighted assets of 12%.

On June 23, 2010, the Company entered into a Memorandum of Understanding (“Company MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”), agreeing that, without prior approval of the Reserve Bank, the Company would not (a) receive dividends or any other reduction of capital from the Bank; (b) pay any dividends (including TARP dividends) or make any other capital distributions; (c) incur, renew, increase or guarantee any debt; (d) issue any trust preferred securities; (e) purchase, redeem or otherwise acquire any of its stock; (f) appoint any new director or senior executive officer; or (g) make or agree to make any indemnification or severance payments in the nature of a “golden parachute.”

We believe the Bank and the Company are currently in full compliance with all terms and conditions of the Bank MOU (and the minimum capital ratios) and the Company MOU. In the event of noncompliance, the Bank and the Company would be subject to such administrative action or sanctions as the OCC and the Reserve Bank consider appropriate, which could have a material adverse effect on the Bank and the Company. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for more information regarding these regulatory agreements.

Governmental Fiscal and Monetary Policies. The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors of the Federal Reserve Bank in relation to the supply of money and credit in the United States, and the target federal funds rate. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company’s business, results of operations and financial condition. Federal monetary policy may also affect the longer-term inflation rate which directly affects the national and local economy.

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

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 24, 2008, the FDIC announced the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program. Increased premiums will negatively impact the Company’s earnings.

FDIC Final Rule of Assessments, Dividends, Assessment Base and Large Bank pricing dated February 7, 2011. The Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The rule implements changes to the deposit insurance assessment system mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act and revises the assessment system applicable to large banks to eliminate reliance on debt issuer ratings and make it more forward looking. Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.

In November, 2010, the FDIC approved a proposed rule to change the assessment base from adjusted domestic deposits to average consolidated assets minus average tangible equity and reissued a proposed rule revising the deposit insurance assessment system for large institutions that was approved by the FDIC in April 2010. The FDIC approved a proposed rule on Assessments, Dividends, Assessment Rates and the Designated Reserve Ratio in October 2010. The final rule encompasses both of these proposed rules.

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

We are Subject to Interest Rate Risk. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. Our portfolio of securities is subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline.

We Rely on Technology and Continually Encounter Technological Change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology will enable efficiency and meeting customer’s changing needs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to retain and compete for customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact of the long-term aspect our business and, in turn, our financial condition and results of operations.

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

Commercial loans. As of December 31, 2010, approximately 12.7% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Our current economic recession has made it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. If the Bank is required to repossess equipment or pursue collection efforts under personal guarantees, there could be a substantial decrease in value of collateral, if any, increased legal costs, and an increased risk of loss on the amount outstanding.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2010, real estate (including construction loans) served as the principal source of collateral with respect to approximately 86.8% of the Company’s loan portfolio. The current substantial decline in the economy in general, coupled with a continued decline in real estate values in the Company’s primary operating market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. Real estate values have declined, due in part to reduced construction lending, tighter underwriting requirements, and reduced borrower ability to make payments. Real estate loans may pose collection problems, resulting in increased collection expenses, and delays in the ultimate collection of these loans.

In addition, acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Allowance for Loan and Lease Losses. The Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and the allowance for loan and lease losses. Although we believe that the Company’s allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that the regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2010, 2009 and 2008, our OREO totaled $6,680,000, $7,320,000 and $3,557,000, respectively

Environmental Liabilities. In the course of our business, we may foreclose and take title to real estate, and could become subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigations or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we could become subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business prospects, financial condition, liquidity, results of operations and stock price could be materially and adversely affected.

Dilution of Common Stock. Shares of the Company’s common stock eligible for future sale could have a dilutive effect on the market for common stock and could adversely affect the market price.

The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which approximately 3,341,049 were outstanding at December 31, 2010. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2010, the Company had outstanding options to purchase a total of 427,089 shares of common stock. As of December 31, 2010, 286,849 shares of common stock remained available for grants under the 2008 Stock Option Plan as well as an additional 44,823 shares under the 2002 Stock Option Plan. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited. The ability to raise funds in the future through a stock offering could be difficult.

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

At December 31, 2010, we held $4.1 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.

At December 31, 2010, we maintained a line of credit with the FHLB of San Francisco equal to approximately 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2010, we were in compliance with collateral requirements. The Company also maintained a Line of Credit available with the Federal Reserve Bank of San Francisco (“FRB”) of $49,195,000 as of December 31, 2010 that was secured by commercial and construction loans. In addition, we have an unsecured Federal Funds line of up to $45,000,000 at year end. We are highly dependent on the FHLB of San Francisco to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

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

The Buri Buri Branch Office of the Bank is located on the ground floor of this three-story building and administrative offices, including the offices of senior management and credit administration, occupy the second and third floors.

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

The Bank owns approximately 30,900 square feet of land and an approximately 5,100 square foot one story building located at 425 South Mathilda Avenue, Sunnyvale, CA 94086 for the purpose of a future loan production office. The building has been unoccupied since its purchase in 2010.

The Bank leases premises at 1450 Linda Mar Shopping Center, Pacifica, California 94044, for its Linda Mar Branch Office. This ground floor space is approximately 4,100 square feet. The original lease term was 10 years and expired on September 1, 2009. The lease has been renewed for a further ten years and will expire on August 31, 2019.

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

The Bank subleases premises at 2197 Chestnut Street, San Francisco, CA consisting of 2,150 square feet at street level and approximately 2,000 square feet on the second floor. The sublease ends on July 15, 2024.

The Bank leases premises at 150 East Third Avenue, San Mateo, CA 94401, for its San Mateo Branch Office. The current lease term, expires July 31, 2013. It has one remaining five-year option to extend the lease. The location consists of approximately 4,000 square feet of ground floor usable commercial space.

The Bank leases a warehouse facility at 450 Cabot Road, South San Francisco, CA 94080. The lease term is for 5 years and one half month, and will expire February 28, 2011. The facility consists of approximately 7,600 square feet of office/warehouse space. Management intends to continue to occupy this property and is in the process of negotiating a new lease contract.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, “FNBG.” There has been limited trading in the shares of common stock of the Company. On February 28, 2011, the Company had approximately 700 shareholders of common stock of record.

The following table summarizes sales of the Common Stock of the Company during the periods indicated of which management has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 15, 2009 and on December 20, 2010. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
	High	Low	Declared (1)
2009
First Quarter	$12.50	$10.45	$0.15
Second Quarter	12.00	10.00	0.15
Third Quarter	10.25	7.00	0.05
Fourth Quarter	11.00	7.05	0.05

2010
First Quarter	$8.75	7.05	$0.05
Second Quarter	9.50	7.00	0.05
Third Quarter	9.00	7.50	0.05
Fourth Quarter	10.00	7.00	0.05

See Item 1, “Limitations on Dividends,” above (following the “Additional Regulations” sub section, for a description of the limitations applicable to the payment of dividends by the Company.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2005 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
FNB Bancorp	100.00	102.10	76.83	41.91	31.26	42.90
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank Pink > $500M	100.00	109.72	101.10	73.36	62.72	66.25

ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter and year ended December 31, 2010 and 2009. There were 10,457 shares remaining that may be purchased under this Plan as of December 31, 2010. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2010	2009	2008	2007	2006
STATEMENT OF EARNINGS DATA
Total interest income	$34,428	$35,817	$39,427	$42,290	$37,196
Total interest expense	5,383	9,011	11,507	13,657	9,821
Net interest income	29,045	26,806	27,920	28,633	27,375
Provision for loan losses	1,854	4,596	3,045	690	683
Net interest income after provision for loan losses	27,191	22,210	24,875	27,943	26,692
Total noninterest income	4,706	5,387	5,045	4,300	6,259
Total noninterest expenses	27,005	27,585	25,346	23,182	21,760
Earnings before provision (benefit) for income taxes	4,892	12	4,574	9,061	11,191
Provision (benefit) for income taxes	1,227	(581)	611	2,382	3,609
Net earnings	3,665	593	3,963	6,679	7,582
Dividends and discount accretion on preferred stock	853	632	—	—	—
Net (loss) earnings available to common shareholders	$2,812	$(39)	$3,963	$6,679	$7,582

PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$0.84	$(0.01)	$1.17	$1.93	$2.25
Diluted	$0.84	$(0.01)	$1.16	$1.91	$2.15
Cash dividends per share	$0.20	$0.30	$0.60	$0.60	$0.60
Weighted average shares outstanding:
Basic	3,341,000	3,341,000	3,393,000	3,461,000	3,363,000
Diluted	3,341,000	3,362,000	3,416,000	3,497,000	3,523,000
Shares outstanding at period end	3,341,000	3,341,000	3,393,000	3,461,000	3,363,000
Book value per share	$24.22	$23.61	$20.09	$19.23	$18.45

BALANCE SHEET DATA
Investment securities	126,189	97,188	99,221	94,432	94,945
Net loans	474,828	494,349	497,984	489,574	419,437
Allowance for loan losses	9,524	9,829	7,075	5,638	5,002
Total assets	714,639	708,309	660,957	644,465	581,270
Total deposits	628,440	598,964	500,910	499,255	481,567
Stockholders’ equity	80,924	78,865	68,149	66,545	62,063

SELECTED PERFORMANCE DATA
Return on average assets	0.39%	-0.01%	0.60%	1.07%	1.32%
Return on average equity	3.48%	-0.05%	5.87%	10.39%	12.86%
Net interest margin	4.80%	4.47%	4.75%	5.05%	5.26%
Average loans as a percentage of average deposits	78.18%	91.32%	97.93%	91.74%	78.92%
Average total stockholders’ equity as a percentage of average total assets	11.07%	11.31%	10.25%	10.31%	10.25%
Common dividend payout ratio	22.62%	n/a	44.71%	25.69%	21.43%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs to average loans	0.45%	0.37%	0.32%	0.01%	0.01%
Allowance for loan losses/Total Loans	1.97%	1.95%	1.40%	1.14%	1.18%
CAPITAL RATIOS
Total risk-based capital	14.93%	14.29%	11.86%	11.47%	12.00%
Tier 1 risk-based capital	13.67%	13.04%	10.67%	10.52%	11.05%
Tier 1 leverage capital	10.52%	10.77%	9.70%	9.89%	10.08%

(1)  per share data has been adjusted for stock dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FNB BANCORP AND SUBSIDIARY

Critical Accounting Policies And Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. The Company believes the following critical accounting policies requires significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

The allowance for loan losses is periodically evaluated for adequacy by management. Factors considered include the Company’s loan loss experience, known and inherent risks in the portfolio, current economic conditions, known adverse situations that may affect the borrower’s ability to repay, regulatory policies, and the estimated value of underlying collateral. The evaluation of the adequacy of the allowance is based on the above factors along with prevailing and anticipated economic conditions that may impact our borrowers’ ability to repay their loans. Determination of the allowance is based upon objective and subjective judgments by management from the information currently available. Adverse changes in information could result in higher charge-offs and loan loss provisions.

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

Fair Values of Financial Instruments

Certain assets and liabilities are either carried at fair value on a recurring or non-recurring basis or are required to be disclosed at fair value. Accounting principles have established a fair value measurement model which establishes a framework that quantifies fair value estimates by the level of pricing precision. The degree of judgment utilized in measuring the fair value of assets generally correlates to the level of pricing precision. Financial instruments rarely traded or not quoted will generally have a higher degree of judgment utilized in measuring fair value. Pricing precision is impacted by a number of factors including the type of asset, the availability of the asset, the market demand for the asset, and other conditions that were considered at the time of the valuation.

Recent Accounting Pronouncements

In January, 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, to improve disclosure requirements related to “Fair Value Measurements and Disclosures-Overall Subtopic (Subtopic 820-10)” of the FASB Accounting Standards Codification, which was originally issued as FASB Statement No. 157, Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements. The new disclosures require separate disclosures regarding transfers in and out of Levels 1 and 2 fair value measurements, and to describe the reasons for the transfers. As to activity in Level 3, a reporting entity is required to present separate information about purchases, sales, issuances and settlements (on a gross basis rather than as one net number).This required first quarter of 2010 implementation so that investments shown by class and changes or transfers in levels were disclosed. The Company only measures investment securities, impaired loans and real estate owned at fair value. Our adoption of this standard update did not have an impact on our financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and disclosure Requirements.” This ASU eliminates the requirement to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU was effective for the first quarter of 2010. This ASU did not have an impact on the Company’s consolidated financial statements, since it is not applicable to public companies.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives.” The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU was effective the first quarter beginning after June 15, 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset”. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU were effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and it did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of the amendments in this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

1.	The nature of credit risk inherent in the entity’s portfolio of financing receivables.
2.	How that risk is analyzed and assessed in arriving at the allowance for credit losses.
3.	The changes and reasons for those changes in the allowance for credit losses.

The disclosures about activity that occurs during a reporting period were effective for interim and annual reports beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350)-When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments become effective for public entities for fiscal years beginning after December 15, 2010. Early adoption is not permitted. The Company does not have goodwill with a zero or negative carrying amount.

In December, 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current yearhad occurred as of the beginning of the comparable prior annual reporting period.

In January, 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Earnings Analysis

Net earnings in 2010 were $3,665,000, a $3,072,000 or a 518.0% increase from 2009 net earnings of $593,000. Net earnings for the year 2009 decreased $3,370,000 or 85.0% from year 2008 net earnings of $3,963,000. Net earnings (loss) available to common stockholders were $2,812,000 in 2010, ($39,000) in 2009, and $3,963,000 in 2008. The principal source of income is interest income on loans. The level of interest income can be affected by changes in interest rate, volume of loans outstanding, and the quality of the Bank’s loan portfolio. Loans that are 90 days or more past due are placed on non-accrual status. Income on such loans is then recognized only to the extent that cash is received, and where the future collection of principal is probable. All other loans accrue interest at the stated contract rate.

Basic earnings (loss) per share were $0.84 in 2010, ($0.01) in 2009, and $1.17 in 2008. Diluted earnings (loss) per share were $0.84 in 2010, ($0.01) in 2009, and $1.15 in 2008.

Net interest income for 2010 was $29,045,000, an increase of $2,239,000, or 8.4% from 2009. In 2009, net interest income was $26,806,000, a decrease of $1,114,000 or 4.0% from 2008. Interest income was $34,428,000 in 2010, a decrease of $1,389,000 or 3.9% from 2009. Interest income was $35,817,000 in 2009, a decrease of $3,610,000 or 9.2% from 2008. Interest income on deposits at the Federal Reserve Bank of San Francisco were $136,000 in 2010, $42,000 in 2009 and none in 2008. The increase in net interest income during 2010 was caused primarily by a decrease in the interest rate paid on interest bearing liabilities which exceeded the decrease in the interest rate earned on interest earning assets. Most of the interest earning assets are tied to the prime lending rate, which has seen no change during 2010. During 2009, the net interest income reduction from 2008 levels was primarily caused by a decline in interest earned on interest earning assets that was greater than the decline in interest expense on interest bearing liabilities. Total nonaccrual loans were $16,712,000 and $25,592,000 as of December 31, 2010 and 2009, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. Average interest earning assets totaled $613,553,000 in 2010, an increase of $5,231,000 or 0.9% over 2009. They averaged $608,322,000 in 2009, an increase of $9,923,000 or 1.7% over 2008. The yield on interest earning assets decreased 27 basis points in 2010 compared to 2009. They decreased 72 basis points in 2009 compared to 2008. The principal earning assets were loans, and average loans outstanding decreased $10,648,000 in 2010 versus 2009, but increased $4,707,000 in 2009 versus 2008. Their yield decreased 13 basis points in 2010 compared to 2009, and 63 basis points in 2009 compared to 2008. Loan origination volumes in 2010 were significantly lower than in 2009 and 2008. These lower origination volumes coupled with loan prepayments caused our average 2010 loans outstanding to decrease and contributed to the decline in our 2010 loan interest income from 2009 levels.

Interest expense for 2010 was $5,383,000 compared to $9,011,000 for 2009, a decrease of $3,628,000 or 40.3%. In 2009 interest expense was $9,011,000 compared to $11,507,000 for 2008, a decrease of $2,496,000, or 21.7%. The decrease in interest expense during 2010, 2009 and 2008 was caused primarily by rate decreases on deposits, as rates followed the declines in prevailing short term market interest rates. During 2010, the Federal Open Market Committee (“FOMC”) federal funds rate was maintained at a target rate between 0% and 0.25%. A new consumer product, the Money Market Maximizer, was created during 2009, and reached $122,594,000 in deposit balances by the end of 2010. Average interest bearing liabilities were $511,277,000 in 2010, $482,900,000 in 2009, and $463,546,000 in 2008 . This represented an increase of $28,377,000 in 2010 over 2009, and an increase of $19,354,000 in 2009 over 2008. The cost of these liabilities decreased 82 basis points in 2010 compared to 2009, and decreased 61 basis points in 2009 compared to 2008. Time deposit costs decreased 76 basis points in 2010 compared to 2009, and decreased 130 basis points in 2009 compared to 2008. The Bank generally lowered rates paid on interest bearing liabilities throughout 2009 and accelerated these rate reductions during 2010. Management believes that further rate reductions on interest bearing liabilities will be difficult to achieve given the low absolute levels of existing market interest rates.

Net Interest Income

Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1	Net Interest Income and Average Balances
	Year ended December 31
	2010			2009			2008
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$491,591	$31,386	6.38%	$502,239	$32,718	6.51%	$497,532	$35,515	7.14%
Taxable securities (3)	86,765	1,811	2.09%	58,248	1,779	3.05%	53,328	2,248	4.22%
Nontaxable securities (3)	35,193	1,632	4.64%	34,406	1,634	4.75%	42,809	2,044	4.77%
Federal funds sold	4	—	n/a	13,429	78	0.58%	4,730	106	2.24%
Total interest earning assets	613,553	34,829	5.68%	608,322	36,209	5.95%	598,399	$39,913	6.67%

NONINTEREST EARNING ASSETS:
Cash and due from banks	69,949			33,933			17,155
Premises and equipment	12,096			12,417			13,648
Other assets	33,711			29,157			28,906
Total noninterest earning assets	115,756			75,507			59,709
TOTAL ASSETS	$729,309			$683,829			$658,108

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$61,397	$173	0.28%	$57,886	307	0.53%	$59,472	329	0.55%
Money market	269,661	3,025	1.12%	198,236	4,007	2.02%	140,177	3,259	2.32%
Savings	44,075	111	0.25%	43,531	123	0.28%	46,695	127	0.27%
Time deposits	124,563	1,523	1.22%	133,388	2,637	1.98%	142,895	4,689	3.28%
Fed Home Loan Bank advances	11,575	551	4.76%	49,859	1,937	3.88%	73,777	3,084	4.18%
Fed funds purchased	6	—	n/a	—	—	n/a	530	19	3.58%
Total interest bearing liabilities	511,277	5,383	1.05%	482,900	9,011	1.87%	463,546	11,507	2.48%

NONINTEREST BEARING LIABILITIES:
Demand deposits	129,062			116,946			118,784
Other liabilities	8,261			6,616			8,290
Total noninterest bearing liabilities	137,323			123,562			127,074
Total liabilities	648,600			606,462			590,620
Stockholders’ equity	80,709			77,367			67,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,309			$683,829			$658,108

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$29,446	4.80%		$27,198	4.47%		$28,406	4.75%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
(2)	Amounts of interest earned include loan fees of $1,075,000, $1,249,000 and $1,425,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)
Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $401,000, $392,000, and $481,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31
	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) (2)			Increase (decrease) (2)
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$(1,332)	$(652)	$(680)	$(2,797)	$(3,104)	$307
Taxable securities	32	(839)	871	(469)	(676)	207
Nontaxable securities (1)	(2)	(39)	37	(410)	(9)	(401)
Federal funds sold	(78)	(78)	—	(28)	(78)	50
Total	$(1,380)	$(1,608)	$228	$(3,704)	$(3,867)	$163

INTEREST BEARING LIABILITIES:

Demand deposits	$(134)	$(153)	$19	$(22)	$(13)	$(9)
Money market	(982)	(1,783)	801	748	(426)	1,174
Savings deposits	(12)	(13)	1	(4)	5	(9)
Time deposits	(1,114)	(940)	(174)	(2,052)	(1,740)	(312)
Federal Home Loan Bank advances	(1,386)	436	(1,822)	(1,147)	(218)	(929)
Federal funds purchased	—	—	—	(19)	(19)	—
Total	$(3,628)	$(2,453)	$(1,175)	$(2,496)	$(2,411)	$(85)
NET INTEREST INCOME	$2,248	$845	$1,403	$(1,208)	$(1,456)	$248

Note (1) Nontaxable securities in this Table are shown on a taxable equivalent basis.
Note (2) Increases (decreases) shown are in relation to their effect on net interest income.

The net interest margin on average earning assets was 4.80% in 2010 compared to 4.47% in 2009 and 4.75% in 2008. The average rate earned on interest earning assets was 5.68% in 2010, 5.95% in 2009 and 6.67% in 2008. The average cost for interest-bearing liabilities was 1.05% in 2010 compared to 1.87% in 2009 and 2.48% in 2008. The improvement in net interest margin in 2010 was related to an overall market rate decline that allowed the Bank to lower deposit rates faster than the corresponding decline in the earning rate on interest earning assets.

Yield on average loans was 6.38% in 2010, 6.51% in 2009 and 7.14% in 2008. Interest on average taxable securities was 2.09% in 2010, 3.05% in 2009 and 4.22% in 2008. Interest on average nontaxable securities on a tax equivalent basis was 4.64% in 2010, 4.75% in 2009 and 4.77% in 2008. Interest on average federal funds sold was 0.58% in 2009, 2.24% in 2008. There were minimal federal funds sold during 2010. Interest on average total interest earning assets was 5.68% in 2010, 5.95% in 2009 and 6.67% in 2008. On the expense side, the market decline in income on interest bearing assets was also followed by declines in competitive market rates offered on interest-bearing liabilities.

Allowance For Loan Losses

The Board of Directors, with help from senior executive management, has the ultimate responsibility of assessing the overall risks in the Company’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by internally generated credit quality ratings, a review of the local economic conditions in the Bank’s market area, and consideration of the Bank’s historical loan loss experience. The Bank is committed to maintaining adequate reserves, identifying credit weaknesses through frequent loan reviews, and updating loan risk ratings and changing those risk ratings in a timely manner as circumstances change.

Real estate loans outstanding increased by $6,383,000 in 2010 compared to 2009, and increased by $33,519,000 in 2009 compared to 2008. Bank management maintained conservative underwriting standards during 2010 and 2009 , which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

During 2010 and 2009, we priced our loans competitively, but did not discount our loans in order to attract new business. The reserve allocated to our loans was increased in 2009 and again in 2010, at levels designed to accurately reflect the credit risk involved in the our loan portfolio. We experienced increased loan charge-offs and non-accrual loans during 2009 compared to 2008 levels, which subsequently decreased during 2010. The credit quality of our underlying collateral also deteriorated during 2009, but showed signs of improvement during 2010, necessitating an increased provision for loan losses in 2009 compared to 2008 and 2010 levels.

The allowance for loan losses totaled $9,524,000, $9,829,000 and $7,075,000 at December 31, 2010, 2009 and 2008, respectively. This represented 1.97%, 1.95% and 1.40% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. During 2010, the provision for loan losses was $1,854,000, and the net charge-offs were $2,159,000. During 2009, the provision for loan losses was $4,596,000, and the net charge-offs were $1,842,000. During 2008, the provision for loan losses was $3,045,000, and the net charge-offs were $1,608,000. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least annually.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)
		2010		2009		2008		2007		2006
	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans	Amount	Percent of loans in each category to total Loans
Commercial real estate	$3,787	57.5%	$4,168	54.3%	$3,316	49.2%	$2,609	50.5%	$2,784	54.0%
Real estate construction	1,999	5.7%	3,110	9.4%	1,388	13.0%	1,576	11.6%	539	8.7%
Real estate multi family	578	8.8%	881	11.5%	694	10.3%	598	11.6%	596	11.6%
Real estate 1 to 4 family	971	14.7%	832	10.8%	702	10.4%	462	9.0%	484	9.4%
Commercial & industrial	2,102	12.7%	809	13.5%	932	16.5%	370	16.6%	582	15.6%
Consumer loans	87	0.6%	29	0.5%	43	0.6%	23	0.7%	17	0.7%
Total	$9,524	100.0%	$9,829	100.0%	$7,075	100.0%	$5,638	100.0%	$5,002	100.0%

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2010. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis
(Dollar amounts in thousands)	For the year ended December 31,
	2010	2009	2008	2007	2006
Balance at Beginning of Period	$9,829	$7,075	$5,638	$5,002	$4,374
Provision for Loan Losses	1,854	4,596	3,045	690	683

Charge-offs:
Real Estate	(1,376)	(1,471)	(493)	(48)	0
Commercial	(812)	(390)	(1,284)	(19)	(49)
Consumer	(34)	(60)	(11)	(13)	(10)
Total	(2,222)	(1,921)	(1,788)	(80)	(59)

Recoveries:
Real Estate	50	61	36	15	—
Commercial	6	18	144	10	3
Consumer	7	—	—	1	1
Total	63	79	180	26	4
Net Charge-offs	(2,159)	(1,842)	(1,608)	(54)	(55)

Balance at End of Period	$9,524	$9,829	$7,075	$5,638	$5,002
Percentages
Allowance for loan losses/total loans	1.97%	1.95%	1.40%	1.14%	1.18%
Net charge-offs/real estate loans	0.35%	0.38%	0.14%	0.01%	0.00%
Net charge-offs/commercial loans	1.31%	0.55%	1.37%	0.01%	0.07%
Net charge-offs/consumer loans	1.00%	2.25%	0.35%	0.33%	0.27%
Net charge-offs/total loans	0.45%	0.37%	0.32%	0.01%	0.01%
Allowance for loan losses/non-performing loans	71.72%	38.41%	50.17%	49.18%	190.33%

The increase in charge-offs during 2008, 2009 and 2010 was primarily attributable to problems that were identified with specific borrowers rather than problems with a particular segment of the loan portfolio. In particular, borrowers who had exposure to real estate projects outside of San Mateo and San Francisco counties were identified as having a relatively higher risk profile than those operating solely within these two counties. Additionally, there was a high default rate related to purchased single family loans that were serviced by outside third parties during 2009. These loan purchase programs have been terminated and the servicing of these loans is now performed by the Bank. Problem asset resolution efforts during 2010 helped to keep problem loan levels below 2009 levels. If real estate values or lease rates continue to decline in the future, additional increases in our allowance for loan losses may be warranted.

Nonperforming Assets.

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2010, 2009 and 2008, had non-accrual loans performed as agreed, approximately $625,000, $759,000 and $692,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 3.5% of total loans at December 31, 2010, 5.1% of total loans at December 31, 2009 and 2.8% of total loans at December 31, 2008. Management believes the current list of past due loans are collectible and does not anticipate significant losses. Nonperforming loans at December 31, 2010 include sixteen real estate secured loans compared to fifteen real estate secured loans at December 31, 2009, but the dollar amounts of the loans decreased, and to a large extent, these loans were not the same borrowers in both years.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2010	2009	2008	2007	2006
Accruing loans 90 days or more	$—	$—	$—	$—	$—
Nonaccrual loans	16,712	25,592	14,102	11,465	2,628
Other real estate owned	6,680	7,320	3,557	440	—
Total	$23,392	$32,912	$17,659	$11,905	$2,628

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2010, 2009 or 2008.

Nonaccrual loans at December 31, 2010 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned properties consist of two construction loans related to single-family home construction, a four-unit apartment building, a retail commercial real estate loan, and a land development parcel. The Bank is actively marketing these properties. However, given current market conditions, there can be no assurance that these properties can be sold in the near future.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. At December 31, 2010, the Bank had thirteen loans totaling $19,409,000 that were considered troubled debt restructurings. These 13 loans consist of four commercial real estate loans totaling $4,598,000, two multi family real estate loans totaling $9,774,000, three commercial loans totaling $2,416,000; and four single family residence loans totaling $2,621,000.

As a result of a 2010 scheduled Office of the Comptroller of the Currency (“OCC”) examination, management informally agreed with the OCC to take actions to further strengthen and improve asset quality including, among other things: to increase our capital levels and restrict our ability to pay dividends as the risk contained in the Bank’s loan portfolio increases (including the risks related to the concentration of commercial real estate (“CRE”) loans within our portfolio), to strengthen our loan policies related to analyzing the risk within the Bank’s CRE portfolio, to reduce the level of our classified assets over an agreed upon timetable, to maintain certain levels of minimum capital above “well capitalized” levels as defined by current regulation, and to address other criticisms from the examination. Management is already developing strategies and taking actions to address these issues.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
(Dollar amounts in thousands)	2010	2009	2008	Amount	Percent	Amount	Percent
Service charges	$2,703	$2,826	$2,888	$(123)	-4.4%	$(62)	-2.1%
Death benefit bank owned life insurance policy	—	316	760	(316)	-100.0%	(444)	-58.4%
Credit card fees	649	691	749	(42)	-6.1%	(58)	-7.7%
Gain on sale of AFS securities	619	997	205	(378)	-37.9%	792	386.3%
Loss on impairment of securities	—	—	(495)	—	—	495	100.0%
Gain on sale of other real estate owned	132	—	—	132	n/a	—	—
Other income	603	557	938	46	8.3%	(381)	-40.6%
Total noninterest income	$4,706	$5,387	$5,045	$(681)	-12.6%	$342	6.8%

Total noninterest income consists mainly of service charges on deposits. Noninterest income in 2009 and 2008 included $316,000 and $760,000, respectively, in proceeds from a life insurance contract related to death benefits received from a policy that was placed on the life of an executive who is now deceased. Gain or loss on sale or impairment of securities available for sale was a gain of $619,000 in 2010, $997,000 in 2009, and a loss of $290,000 in 2008. The gain on sale during 2010 was derived primarily from the sale of U.S. Treasury and mortgage backed scurities; the gain in 2009 and the loss in 2008 were derived primarily from the sale of available for sale municipal securities and mortgage backed securities within our investment portfolio.

The principal source of other income was policy dividends on Officers’ Life Insurance, which was $329,000, $315,000 and $404,000 in the years 2010, 2009 and 2008, respectively, which reflected an increased investment in these policies during 2008, and a decline in the policies during 2009 and 2010 due to the payout of the death benefit on one policy. Policy dividend rates were negatively affected by downward market interest rate levels during 2008, 2009 and 2010.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7	Noninterest Expenses			Variance		Variance
(Dollar amounts in thousands)	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Amount	Percent	Amount	Percent

Salaries and employee benefits	$13,603	$13,359	$14,335	$244	1.8%	$(976)	-6.8%
Loss on impairment of other real estate owned	957	2,396	218	(1,439)	-60.1%	2,178	999.1%
Occupancy expense	2,036	2,084	2,081	(48)	-2.3%	3	0.1%
Equipment expense	1,943	1,923	1,930	20	1.0%	(7)	-0.4%
Professional fees	1,341	1,194	1,149	147	12.3%	45	3.9%
FDIC assessment	1,350	1,128	435	222	19.7%	693	159.3%
Telephone, postage, supplies	1,103	1,068	1,029	35	3.3%	39	3.8%
Other real estate owned expense	1,012	852	246	160	18.8%	606	246.3%
Advertising expense	411	439	686	(28)	-6.4%	(247)	-36.0%
Bankcard expenses	589	633	697	(44)	-7.0%	(64)	-9.2%
Data processing expense	518	554	495	(36)	-6.5%	59	11.9%
Surety insurance	274	253	250	21	8.3%	3	1.2%
Director expense	216	201	180	15	7.5%	21	11.7%
Other	1,652	1,501	1,615	151	10.1%	(114)	-7.1%
Total noninterest expense	$27,005	$27,585	$25,346	$(580)	-2.1%	$2,239	8.8%

Total noninterest expense for the year ended December 31, 2010 was $27,005,000 compared to $27,585,000 and $25,346,000 for the years ended December 31, 2009 and 2008. Salaries and employee benefits were $13,603,000 in 2010, $13,359,000 in 2009 and $14,335,000 in 2008. Salaries and employee benefits represented 50%, 48% and 57% of noninterest expense for the years 2010, 2009 and 2008, respectively. During the third quarter of 2008, a Call Center was established; there were also support staff increases in the loan area during 2008. The reduction in salaries and employee benefits in 2009 was primarily the result of a decrease in full time equivalent employees that resulted from the elimination of the Call Center and other positions during the fourth quarter of 2008. During 2010, the Bank closed our Eureka Square and our Colma branch offices. The increase in salary and benefits costs during 2010 was primarily attributable to normal salary progression and an increase in medical and dental costs offset in large part by employee reductions net of relocation of staff from closed branches. The loss on impairment of other real estate owned expense was recorded primarily to reflect the decrease in valuation of the real estate owned properties since their value on the foreclosure date. Another significant expense which has been steadily increasing are the Bank’s FDIC deposit insurance assessments, which were $435,000 in 2008, $1,128,000 in 2009 and $1,350,000 in 2010. These assessments are expected to remain high until such time as the FDIC is able to build their deposit fund reserve to their targeted levels established by the FDIC. At December 31, 2010, the FDIC insurance reserves were significantly below targeted levels.

Provision for Loan Losses

There was a provision for loan losses of $1,854,000 for the year ended December 31, 2010 compared to a provision for loan losses of $4,596,000 for the year ended December 31, 2009. The allowance for loan losses was $9,524,000 or 1.97% of total gross loans at December 31, 2010, compared to $9,829,000 or 1.95% of total gross loans at December 31, 2009. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. During 2010, nonaccrual loans and delinquent loans steadily decreased throughout the year. During 2009, nonaccrual and delinquent loans steadily increased during the first three quarters of the year. The level of nonperforming assets peaked during the fourth quarter of 2009. Management is taking the steps necessary to work with borrowers and has granted modified loan terms to borrowers willing to make payments on their loans secured by their primary residence, even though they were delinquent and/or the value of their home had declined substantially.

Balance Sheet Analysis

Total assets of the Company at December 31, 2010 were $714,639,000, compared to $708,309,000 at December 31, 2009, and $660,957,000 at December 31, 2008. Assets averaged $729,309,000 in 2010, compared to $683,829,000 in 2009 and $658,108,000 in 2008. Average earning assets represented 84.1% of total average assets in 2010 and 89.0% in 2009.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2010 decreased by $19,826,000 or 3.9% from December 31, 2009. At December 31, 2009, they decreased by $881,000 or 0.2% from December 31, 2008. The loan portfolio experienced higher nonperforming loan levels in 2009 when compared to 2008 or 2010 levels. During 2010, new loan origination volumes decreased from 2009 and 2008 levels due to the additional time spent working to reduce our nonperforming assets and decreased demand for credit by our borrowers. In addition, the effect of the economic recession was a reduction in the applications received for credit during 2010. New credit worthy borrowers were difficult to identify during 2010, and existing clients were not seeking additional loans.

Commercial real estate loans increased by $4,885,000 or 1.8% in 2010 compared to 2009. They increased by $25,658,000 or 10.3% in 2009 compared to 2008. During 2009, the Bank purchased approximately $19,000,000 in performing real estate loans from another community bank. Real estate construction loans decreased by $19,612,000 and $18,458,000 in 2010 and 2009, respectively. Real estate multi-family loans decreased by $15,291,00 in 2010 compared to 2009, but increased by $5,829,000 or 11.2% in 2009 compared to 2008. Real estate 1 to 4 family increased by $16,789,00 or 30.7% in 2010 compared to 2009, and by $2,032,000 or 3.9% in 2009 over 2008. These changes occurred due to a tightening in our underwriting standards, and a reflection of current economic conditions, as a reduced number of new construction projects were being started. Commercial and industrial loans decreased by $6,484,000 and $15,465,000 in 2010 and 2009, respectively. Consumer loans represent a nominal portion of total loans. They increased by $28,000 in 2010 and dereased by $475,000 in 2009.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2006 through December 31, 2010.

Table 8

(Dollar amounts in thousands)	December 31
	2010		2009		2008		2007		2006
Commercial real estate	$278,866	56%	$273,981	55%	$248,323	49%	$250,343	49%	$229,627	53%
Real estate construction	27,577	6%	47,189	9%	65,647	13%	57,362	12%	37,094	9%
Real estate multi family	42,584	9%	57,875	11%	52,046	10%	57,373	12%	49,150	12%
Real estate 1 to 4 family	71,463	15%	54,674	11%	52,642	10%	44,334	9%	39,878	9%
Commercial & industrial	61,493	13%	67,977	13%	83,442	17%	82,228	17%	66,139	16%
Consumer loans	2,689	1%	2,661	1%	3,136	1%	3,636	1%	3,279	1%
Sub total	484,672	100%	504,357	100%	505,236	100%	495,276	100%	425,167	100%
Net deferred loan fees	(320)	0%	(179)	0%	(177)	0%	(64)	0%	(728)	0%
Total	$484,352	100%	$504,178	100%	$505,059	100%	$495,212	100%	$424,439	100%

Loans that are not guaranteed by the U. S. Government contain some level of risk repayment. Real estate and loans that contain UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment from either the collateral or the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity from the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. Borrower’s preference and interest rate risk tolerance will generally dictate whether they utilize fixed or viariable rate financing.

The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2010.

TABLE 9		Maturing
	Maturing	After 1	Maturing
(Dollar amounts in thousands)	Within	But Within	After 5
	1 Year	5 Years	Years	Total
Commercial real estate	$153,590	$89,452	$35,824	$278,866
Real estate construction	15,188	8,846	3,543	27,577
Real estate multi family	23,453	13,660	5,471	42,584
Real estate 1 to 4 family	39,360	22,923	9,180	71,463
Commercial & industrial	33,869	19,725	7,899	61,493
Consumer loans	1,481	863	345	2,689
Sub total	266,941	155,469	62,262	484,672
Net deferred loan fees	(176)	(103)	(41)	(320)
Total	$266,765	$155,366	$62,221	$484,352

With predetermined fixed interest rates	$77,884	$45,361	$18,166	$141,411
With floating interest rates	188,881	110,005	44,055	342,941
Total	$266,765	$155,366	$62,221	$484,352

Investment Portfolio

Investments at December 31, 2010 were $126,189,000, an increase of $29,001,000 or 29.8% over December 31, 2009. At December 31, 2009, they were $97,188,000, a decrease of $2,033,000 or 2.1% over December 31, 2008.

The primary purpose of the Bank’s investment portfolio is to insure the Bank has sufficient available funds to fund loans, or pay down our liabilities. The Company’s primary source of funds is the deposit base. If more funds are needed, investment maturities, calls and sales from the investment portfolio may be used. The Bank’s investment portfolio is composed primarily of debt securities of U. S. Government Agencies, mortgage-backed securities that have their principal guaranteed by U. S. Government Agencies, and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level and minimal credit risk.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2010:

TABLE 10			After		After
(Dollar amounts in thousands)	Due In 1 Year Or Less	Yield	1 Year Through 5 Years	Yield	5 Years Through 10 Years	Yield	Due After 10 Years	Yield	Fair Value	Maturity In Years	Average Yield
U. S. Treasury securities	$—	—%	$12,345	1.17%	$—	—%	$—	—%	$12.345	3.61	1.17%
U. S. Government Agencies	3,086	3.99%	42,095	2.58%	933	2.20%	—	—	46,114	2.95	1.80%
Mortgage-backed securities	—	—	—	—	3,911	1.34%	15,157	3.46%	19,068	17.97	3.01%
States & Political Subdivisions	2,909	3.50%	12,757	3.51%	9,781	3.50%	17,009	3.63%	42,456	7.60	3.56%
Corporate Debt	1,023	1.54%	4,238	3.69%	945	1.87%	—	—	6,206	3.58	3.05%
Total	$7,018	3.43%	$71,435	2.00%	$15,570	2.70%	$32,166	3.55%	$126,189	6.84	2.57%

The following table shows the securities portfolio mix at December 31, 2010, 2009 and 2008.

TABLE 11	Years Ended December 31,
	2010		2009		2008
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$12,440	$12,345	$—	$—	$—	$—
U.S. Government Agencies	45,941	46,114	45,100	45,307	44,309	45,312
Mortgage-backed securities	18,564	19,068	22,185	22,279	13,686	14,130
States & Political Subdivisions	42,738	42,456	24,998	25,867	38,918	39,779
Corporate Debt	6,105	6,206	3,696	3,735	—	—
Total	$125,788	$126,189	$95,979	$97,188	$96,913	$99,221

Deposits

During 2010, average deposits were $628,758,000, an increase of $78,771,000 or 14.3% over 2009. During 2009, average deposits were $549,987,000, an increase of $41,964,000 or 8.3% over 2008. The prime lending rate was 3.25% on December 16, 2008, and has remained unchanged through December 31, 2010. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.6% in 2008, 0.5% in 2009 and 0.3% in 2010. Money market deposit costs averaged 2.3% in 2008, 2.0% in 2009 and 1.1% in 2010. Savings rates averaged 0.3% in 2008, 0.3% in 2009 and 0.3% in 2010. Average rates on time certificates of deposit of $100,000 or more was 3.6% in 2008, 2.0% in 2009 and 0.9% in 2010. On certificates under $100,000, average rates were 2.8% in 2008, 2.0% in 2009 and 1.2% in 2010. During 2009, the Bank introduced a money market account that carried an interest rate that was linked to the number of products the customer utilized. This product was the primary driver of the Bank’s deposit growth during 2009 and 2010.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2010			2009			2008
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$61,397	0.3%	9.8	$57,886	0.5%	10.6	$59,472	0.6%	11.6
Money market	269,661	1.1%	42.9	198,236	0.2%	36.0	140,177	2.3%	27.6
Savings	44,075	0.3%	7.0	43,531	0.3%	7.9	46,695	0.3%	9.2
Time deposits $100,000 or more	81,838	0.9%	13.0	83,846	2.0%	15.2	89,705	3.6%	17.7
Time deposits under $100,000	42,725	1.2%	6.8	49,542	2.0%	9.0	53,190	2.8%	10.5
Total interest bearing deposits	$499,696	1.0%	79.5	$433,041	1.6%	78.7	389,239	2.2%	76.6
Demand deposits	129,062	—	20.5	116,946	—	21.3	118,784	—	23.4
Total deposits	$628,758	0.8%	100.0	$549,987	1.3%	100.0	$508,023	1.7%	100.0

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13	Analysis of Time Deposits $100,000 or more at December 31, 2010
(Dollar amounts in thousands)
	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months

Total Deposits $100,000 or more

$82,364	$39,023	$7,544	$22,719	$13,078

Capital

At December 31, 2010, stockholders’ equity of the Company was $80,924,000, an increase of $2,059,000 or 2.6% over 2009. At December 31, 2009, stockholders’ equity of the Company was $78,865,000, an increase of $10,716,000 or 15.7% over 2008. During 2009, the primary reason for the increase in capital was the issuance of $12,600,000 of liquidation value preferred stock to the U. S. Treasury in conjunction with the U. S. Treasury’s Capital Purchase Program (“CPP”). The increases in retained earnings were primarily attributable to retention of net income less cash dividends on preferred stock of $654,000 in 2010 and $469,000 in 2009; and cash dividends on common stock of $645,000 in 2010, $916,000 in 2009, and $2,226,000 in 2008.

In February of 2009, a total of $12,600,000 in equity securities were issued to the U.S. Treasury as part of the Treasury’s Capital Purchase Program. These securities were issued in the form of Series A Preferred Stock with a 5% annual dividend rate, paid quarterly, and Series B Preferred Stock with a 9% annual dividend rate, paid quarterly which accounted for the major part of the 2008-2009 variance.

Under regulatory capital guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. The Company’s Tier 1 capital consists of common shareholders’ equity and preferred stock issued to the U.S. Treasury during 2009. The Company’s Tier 2 capital consists of eligible reserves for possible loan losses. Total capital is the sum of Tier 1 plus Tier 2 capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance sheet assets and off-balance sheet obligations. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. This requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most other banks. To qualify as “well-capitalized” as defined by regulation, financial institutions must maintain risk-based Tier 1 and total capital ratios of at least 6.0% and 10.0% respectively. “Well-capitalized” financial institutions must also maintain a leverage ratio equal to or exceeding 5.0%.

As mentioned under “Capital Standards under Item 1 ‘Business’ above,” the Office of the Comptroller of the Currency (“the OCC”) on June 9, 2010 notified the Bank that our Individual Minimum Capital Ratios (“IMCR”) had been established and required the Bank to maintain IMCRs as follows: a Tier 1 leverage ratio of at least 9% and a total risk-based capital ratio of at least 12%.

During the fourth quarter of 2010, the U.S. Treasury established the Small Business Lending Fund. This fund provided $30 billion in funding capital designated to be invested in Community Banks with assets less than $10 billion who intended to increase their small business lending efforts. The Company applied to refinance its existing $12.6 million in liquidation value preferred stock received under the U.S. Treasury’s TARP program plus requested $5.4 million in additional capital invested in the issuance of additional preferred shares during the first quarter of 2011 from the Small Business Lending Fund. Our application is subject to review by the OCC and the U.S. Treasury. To date, the Company has not yet received a response to our application.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2010, 2009 and 2008 for the Bank. The Company’s capital ratios are substantially equivalent to those of the Bank.

TABLE 14					Minimum
					“Well Capitalized”
Regulatory Capital Ratios	2010	2009	2008		Requirements

Total Capital	14.85%	14.24%	11.84%	≥	10.00%
Tier 1 Capital	13.60%	12.99%	10.65%	≥	6.00%
Leverage ratios	10.46%	10.73%	9.68%	≥	5.00%

Liquidity

The Company’s primary source of liquidity on a stand-alone basisee the discussion under “Limitation on Dividends”s is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-” Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from other banks accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2010, the Company’s primary liquidity was 26.18%, compared to 22.59% in 2009, and 17.26% in 2008. Total Liquid Assets were $187,063,000 in 2010, $160,041,000 in 2009 and $114,086,000 in 2008. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payments of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 77.7% of average total liabilities of $648,600,000 for the year ended December 31, 2010, 68.7% of average total liabilities of $606,462,000 for the year ended December 31, 2009 and 61.8% of average total liabilities of $590,620,000 for the year ended December 31, 2008.

As of December 31, 2010, the Company had salary continuation agreements and other commercial commitments totaling approximately $97,781,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2010. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s line of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years

Operating Leases	$2,306	$549	$914	$306	$537
Salary Continuation Agreements	1,698	130	260	260	1,048
Total Contractual Cash Obligations	$4,004	$679	$1,174	$566	$1,585

	Amount of Commitment Expirations Per Period

	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$47,860	$37,954	$2,753	$7,153	$—
Standby Letters of Credit	2,067	2,067	—	—	—
Other Commercial Commitments	46,156	40,917	5,235	4	—
Total Commercial Commitments	$96,083	$80,938	$7,988	$7,157	$0

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate was 3.25% at the end of 2008. It remained the same through December 31, 2009 and 2010. Net interest ncome increases during 2010 were primarily the result of aggressive reductions to the Bank’s deposit product rates. Reductions in 2009 net interest income occurred because rates earned on interest earning assets decreased faster than the rates we paid on interst bearing liabilities.

The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company’s ability to attract deposits and obtain short term credit through established borrowing lines. The primary source of liability liquidity is the Bank’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has federal fund borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of total assets, and a Federal Reserve Bank borrowing facility of approximately $49,195,000. Management believes the Company’s liquidity sources at December 31, 2010 are adequate to meet its operating needs in 2011 and into the foreseeable future. In February, 2009, the Company received $12,000,000 in net proceeds from an investment in Company Preferred Stock by the U. S. Department of the Treasury. This investment was then contributed to the Bank as an additional capital contribution. These funds are being used to fund loan workout programs and to bolster lending activity of the Bank.

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

The following table includes key ratios, including returns on average assets and equity.

TABLE 16	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2010	2009	2008
Return on average assets	0.39%	(0.01)%	0.60%
Return on average equity	3.48%	(0.05)%	5.87%
Dividend payout ratio	22.62%	n/a	44.71%
Average equity to assets ratio	11.07%	11.31%	10.25%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2010, using current discount rates, and an estimate of net interest income for 2011 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2010 levels. The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2010 and net interest income for 2011 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
	At December 31, 2010
Available for Sale securities
	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$6,245	$3,763	$401	$(3,832)	$(8,011)
Change from current	$5,844	$3,362		$(4,233)	$(8,412)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2010

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$30,622	$29,970	$29,045	$28,797	$29,271
Change from current	$1,577	$925		$(248)	$226

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 28, 2011

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2010 and 2009

(Dollar amounts in thousands)	2010	2009
Assets
Cash and due from banks	$60,874	$62,853
Securities available-for-sale, at fair value	126,189	97,188
Loans, net of deferred loan fees and allowance for loan losses of $9,524 and $9,829 on December 31, 2010 and December 31, 2009	474,828	494,349
Bank premises, equipment, and leasehold improvements, net	13,535	11,784
Other real estate owned, net	6,680	7,320
Goodwill	1,841	1,841
Accrued interest receivable and other assets	30,692	32,974
Total assets	$714,639	$708,309

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$137,237	$120,515
Demand, interest bearing	60,413	57,368
Savings and money market	305,390	293,758
Time	125,400	127,323
Total deposits	628,440	598,964

Federal Home Loan Bank advances	—	25,000
Accrued expenses and other liabilities	5,275	5,480
Total liabilities	633,715	629,444

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares (liquidation preference of $1,000 per share plus accrued dividends)	11,747	11,534
Preferred stock - series B - no par value, authorized and outstanding 600 shares (liquidation preference of $1,000 per share plus accrued dividends)	615	629
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,341,049 shares at December 31, 2010 and 3,340,649 shares at December 31, 2009	46,565	45,044
Retained earnings	21,760	20,945
Accumulated other comprehensive income, net of tax	237	713
Total stockholders’ equity	80,924	78,865
Total liabilities and stockholders’ equity	$714,639	$708,309

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share)	2010	2009	2008
Interest income:
Interest and fees on loans	$31,386	$32,718	$35,515
Interest and dividends on taxable securities	1,811	1,779	2,243
Interest on tax-exempt securities	1,231	1,242	1,563
Federal funds sold	—	78	106
Total interest income	34,428	35,817	39,427
Interest expense:
Deposits	4,832	7,074	8,404
Federal Home Loan Bank advances	551	1,937	3,084
Fed funds purchased	—	—	19
Total interest expense	5,383	9,011	11,507
Net interest income	29,045	26,806	27,920
Provision for loan losses	1,854	4,596	3,045
Net interest income after provision for loan losses	27,191	22,210	24,875
Noninterest income:
Service charges	2,703	2,826	2,888
Death benefit bank owned life insurance policy	—	316	760
Credit card fees	649	691	749
Gain on sale or impairment of securities available for sale	619	997	205
Loss on impairment of securities available for sale	—	—	(495)
Gain on sale of other real estate owned	132	—	—
Other income	603	557	938
Total noninterest income	4,706	5,387	5,045
Noninterest expense:
Salaries and employee benefits	13,603	13,359	14,335
Loss on impairment of other real estate owned	957	2,396	218
Occupancy expense	2,036	2,084	2,081
Equipment expense	1,943	1,923	1,930
FDIC assessment	1,350	1,128	435
Other real estate owned expense	1,012	852	246
Professional fees	1,341	1,194	1,149
Telephone, postage, supplies	1,103	1,068	1,029
Advertising expense	411	439	686
Bankcard expense	589	633	697
Data processing expense	518	554	495
Surety insurance	274	253	250
Director expense	216	201	180
Other expense	1,652	1,501	1,615
Total noninterest expense	27,005	27,585	25,346
Earnings before provision for income taxes	4,892	12	4,574
Provision (benefit) for income taxes	1,227	(581)	611
Net earnings	3,665	593	3,963
Dividends and discount accretion on preferred stock	853	632	—
Net earnings (loss) available to common stockholders	$2,812	$(39)	$3,963

Earnings (loss) per share data:
Basic	$0.84	$(0.01)	$1.17
Diluted	$0.84	$(0.01)	$1.16
Weighted average shares outstanding:
Basic	$3,341	$3,341	$3,393
Diluted	$3,341	$3,362	$3,416

FNB BANCORP AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Earnings
Years ended December 31, 2010, 2009 and 2008

			Preferred			Accumulated
(Dollar amounts in thousands)			stock	stock		other	Compre-
	Common stock		series	series	Retained	comprehensive	hensive
	Shares	Amount	A	B	earnings	earnings	earnings	Total
Balance at December 31, 2007	2,965	$43,089	$—	$—	$23,039	$417		$66,545
Net earnings	—	—	—	—	3,963	—	$3,963	3,963
Other comprehensive earnings:
Unrealized gain on securities, net of tax provision of $740	—	—	—	—	—	1,066	1,066	1,066
Gain on sale of securities reclassification adjustment net of tax				—	—	(121)	(121)	(121)
Total comprehensive earnings							$4,908
Cash dividends of $0.15 per share, quarterly	—	—	—	—	(2,226)	—		(2,226)
Stock dividend of 5%	146	1,816	—	—	(1,816)	—		—
Stock-based compensation expense	—	171	—	—	—	—		171
Stock repurchased and retired	(92)	(1,464)	—	—	—	—		(1,464)
Stock options exercised, including tax benefit of $8	11	215	—	—	—	—		215
Balance at December 31, 2008	3,030	43,827	—	—	22,960	1,362		68,149
Preferred stock issued			11,360	640				12,000
Net earnings					593		$593	593
Other comprehensive earnings:
Unrealized loss on securities, net of tax benefit of $42	—	—	—	—	—	(61)	(61)	(61)
Gain of sale of securities reclassification adjustment net of tax				—	—	(588)	(588)	(588)
Total comprehensive loss							$(56)
Dividends and accretion on preferred stock		—	174	(11)	(632)	—		(469)
Cash dividends of $0.15 per share		—	—	—	(462)	—		(462)
Cash dividends of $0.05 per share		—	—	—	(454)	—		(454)
Stock dividend of 5%	152	1,060	—	—	(1,060)	—		—
Stock-based compensation expense	—	157	—	—	—	—		157
Balance at December 31, 2009	3,182	45,044	11,534	629	20,945	713		78,865
Net earnings					3,665		$3,665	3,665
Other comprehensive earnings:
Unrealized loss on securities, net of tax benefit of $77	—	—	—	—	—	(111)	(111)	(111)
Gain on sale of securities reclassification adjustment net of tax				—	—	(365)	(365)	(365)
Total comprehensive earnings							$3,189
Dividends and accretion on preferred stock		—	213	(14)	(853)	—		(654)
Cash dividends of $0.05 per share			—	—	(646)	—		(646)
Stock dividend of 5%	159	1,351	—	—	(1,351)	—		—
Stock options exercised	—	2	—	—	—	—		2
Stock-based comp expense	—	168	—	—	—	—		168
Balance at December 31, 2010	3,341	$46,565	$11,747	$615	$21,760	$237		$80,924

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$3,665	$593	$3,963
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,554	2,217	1,928
(Gain) loss on sale or impairment of securities available-for-sale	(619)	(997)	290
Gain on sale of other real estate owned	(132)	—	—
Loss on impairment of other real estate owned	957	4,227	616
Stock-based compensation expense	168	157	171
Provision for loan losses	1,854	4,596	3,045
Deferred taxes	468	(2,173)	(470)
(Decrease) increase in interest receivable and other assets	1,946	(2,738)	(1,465)
Increase (decrease) in accrued expenses and other liabilities	126	429	(2,385)
Net cash provided by operating activities	10,987	6,311	5,693
Cash flows from investing activities:
Proceeds from matured/called securities available-for-sale	87,223	73,879	58,445
Purchases of securities available-for-sale	(117,468)	(72,613)	(62,253)
Proceeds from sale of other real estate owned	4,300	2,291	—
Investment in other real estate owned	(468)	—	—
Net decrease (increase) in loans	13,518	(8,846)	(14,970)
Proceeds from sales of bank premises, equipment, and leasehold improvements	11	—	15
Purchases of bank premises, equipment, and leasehold improvements	(3,260)	(307)	(956)
Net cash used in investing activities	(16,144)	(5,596)	(19,719)
Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	31,399	112,571	(3,843)
Net (decrease) increase in time deposits	(1,923)	(14,517)	5,499
(Decrease) increase in FHLB advances	(25,000)	(61,100)	20,100
Net decrease in federal funds purchased	—	—	(5,595)
Cash dividends paid on common stock	(646)	(1,212)	(1,771)
Cash dividends paid of preferred stock series A and B	(654)	(469)	—
Issuance of preferred stock series A	—	11,360	—
Issuance of preferred stock series B	—	640	—
Exercise of stock options including tax benefit of $8 in 2008	2	—	215
Repurchases of common stock	—	—	(1,464)
Net cash provided by financing activities	3,178	47,273	13,141
Net (decrease) increase in cash and cash equivalents	(1,979)	47,988	(885)
Cash and cash equivalents at beginning of year	62,853	14,865	15,750
Cash and cash equivalents at end of year	$60,874	$62,853	$14,865

Additional cash flow information:
Interest paid	$5,735	$9,517	$12,226
Income taxes paid	207	843	1,590
Non-cash investing and financing activities:
Accrued dividends	167	159	4,141
Change in fair value of available-for-sale securities, net of tax effect	(476)	(649)	945
Loans transferred to other real estate owned	4,149	7,885	3,515
Deemed dividends on preferred stock	199	163	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(1)	The Company and Summary of Significant Accounting Policies
FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo and San Francisco counties.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. For the Bank, the significant accounting estimates are the allowance for loan losses, the valuation of goodwill, the valuation of the allowance for deferred tax assets and fair value determinations such as OREO and impaired loans. A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

	(a)	Basis of Presentation

The accounting and reporting policies of the Company and its wholly-owned subsidiary are in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

	(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are restricted balances at the Federal Reserve Bank which relate to a minimum cash reserve requirement of approximately $829,000 and $855,000 at December 31, 2010 and 2009, respectively.

	(c)	Investment Securities

Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company classifies securities as held to maturity only if and when it has the positive intent and ability to hold the security to maturity. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2010 or 2009.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

All derivatives contracts are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2010 or 2009.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms, once the borrower has demonstrated a history of at least six months repayment. A loan is considered to be a troubled debt restructuring when the Bank, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that makes it easier for the debtor to make their required loan payments. The concession may take the form of a temporary reduction in the interest rate or monthly payment amount due or may extend the maturity date of the loan. Other financial concessions may be agreed to as conditions warrant.

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2010. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(g)	Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation using the straight-line method over the estimated service lives of related assets ranging from 3 to 50 years. Leasehold improvements are amortized over the estimated lives of the respective leases or the service lives of the improvements, whichever is shorter.

(h)	Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the carrying amount of the loan or fair value of the property at the date of foreclosure less selling costs. Subsequent to foreclosure, valuations are periodically performed, and any subsequent revisions in the estimate of fair value are reported as an adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. The Company may make loans to facilitate the sale of foreclosed real estate. Gains and losses on financed sales are recorded in accordance with the appropriate accounting standard, taking into account the buyer’s initial and continuing investment in the property, potential subordination and transfer of ownership.

(i)	Goodwill and Other Intangible Assets

Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair market value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2010, and found no impairment.

Other intangible assets consist of core deposit and customer intangible assets that are initially recorded at fair value and subsequently amortized over their estimated useful lives, usually no longer than a seven year period.

(j)	Cash Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The Bank’s ability to pay cash dividends is also subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(k)	Stock Dividend

On November 19, 2010, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend resulting in approximately 159,086 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 20, 2010, to stockholders of record on December 3, 2010. The earnings per share data for all periods presented has been adjusted for stock dividends, except for the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Earnings, which shows the historical rollforward of stock dividends declared.

(l)	Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the utilization of the asset is in doubt. During 2010, the Company recorded an addition to the deferred tax asset valuation allowance of $254,000 for tax credit carryforwards from the Bank’s investment in low income housing real estate partnerships, and since it is uncertain if the benefit will be eligible to offset future income tax liabilities. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company had unrecognized tax benefits of $415,000 and $375,000 as of December 31, 2010 and 2009, respectively. These unrecognized tax benefits are related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The Bank is currently being audited by the Franchise Tax Board for the years ended December 31, 2005 through 2008, and the outcome is uncertain.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(m)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 363,241, 342,889, and 305,258 antidilutive shares in the years ended December 31, 2010, 2009 and 2008, respectively, which were not included in the calculation. Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

(Number of shares in thousands)	2010	2009	2008
Weighted average common shares outstanding-used in computing basic earnings (loss) per share	3,341	3,341	3,393
Dilutive effect of stock options outstanding, using the treasury stock method	—	21	23
Shares used in computing diluted earnings (loss) per share	3,341	3,362	3,416

(n)	Stock Option Plans

Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2010, 2009 and 2008. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

(o)	Fair Values of Financial Instruments

The accounting standards provide for a fair value measurement framework that quantifies fair value estimates by the level of pricing precision. The degree of judgment utilized in measuring the fair value of assets generally correlates to the level of pricing precision. Financial instruments rarely traded or not quoted will generally have a higher degree of judgment utilized in measuring fair value. Pricing precision is impacted by a number of factors including the type of asset, the availability of the asset, the market demand for the asset, and other conditions that were considered at the time of the valuation.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(p)	Income Tax Credits

At December 31, 2010, the Bank had a $2,026,000 investment in five partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the historical cost method less depreciation and amortization and are recorded in other assets on the balance sheet. The Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments over the period that tax credits are allocated to the Company.

There is no residual value for the investment at the end of the tax credit allocation period. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized.

(q)	Bank Owned Life Insurance

The Company purchased insurance on the lives of certain executives. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of earnings. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $9,195,000 and $8,866,000 at December 31, 2010 and 2009, respectively. During 2009 and 2008, the Company realized $316,000 and $760,000, respectively, in death benefits from a life insurance contract covering a former executive of the Company.

(r)	Federal Home Loan Bank Borrowings

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

(s)	Reclassifications
Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(t)	Recently Issued Accounting Pronouncements

In January, 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, to improve disclosure requirements related to “Fair Value Measurements and Disclosures-Overall Subtopic (Subtopic 820-10)” of the FASB Accounting Standards Codification, which was originally issued as FASB Statement No. 157, Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements. The new disclosures require separate disclosures regarding transfers in and out of Levels 1 and 2 fair value measurements, and to describe the reasons for the transfers. As to activity in Level 3, a reporting entity is required to present separate information about purchases, sales, issuances and settlements (on a gross basis rather than as one net number). This requires first quarter of 2010 implementation so that investments shown by class and changes or transfers in levels disclosed. The Company only measures investment securities owned at fair value. Impaired loans and other real estate owned are measured and recorded at the lower of historical cost or fair value. Our adoption of this standard update did not have an impact on our financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” This ASU eliminates the requirement to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements, since it is not applicable to public companies.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amendments in this update apply to all entities, both public and nonpublic. The amendments in this update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. For public entities, the disclosures required by this update as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350)-When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments become effective for public entities for fiscal years beginning after December 15, 2010. Early adoption is not permitted. The Company does not have goodwill with a zero or negative carrying amount.

In December, 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current yearhad occurred as of the beginning of the comparable prior annual reporting period.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

In January, 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

(2)	Restricted Cash Balance
Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2010 and 2009, the Bank maintained deposits in excess of the FRB reserve requirement, which was $829,000.

(3)	Securities Available-for-Sale
The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2010:
U.S. Treasury securities	$12,440	$2	$(97)	$12,345
Obligations of U.S. government agencies	45,941	488	(315)	46,114
Mortgage-backed securities	18,564	521	(17)	19,068
Obligations of states and political subdivisions	42,738	582	(864)	42,456
Corporate debt	6,105	109	(8)	6,206
	$125,788	$1,702	$(1,301)	$126,189
December 31, 2009:
Obligations of U.S. government agencies	$45,100	$274	$(67)	$45,307
Mortgage-backed securities	22,185	238	(144)	22,279
Obligations of states and political subdivisions	24,998	887	(18)	25,867
Corporate debt	3,696	41	(2)	3,735
	$95,979	$1,440	$(231)	$97,188

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of December 31, 2010 and December 31, 2009 follows:

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2010:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,341	$(97)	$—	$—	$11,341	$(97)
Obligations of U.S. government agencies	19,983	(315)	—	—	19,983	(315)
Mortgage-backed securities	1,864	(17)	—	—	1,864	(17)
Obligations of states and political subdivisions	22,639	(864)	—	—	22,639	(864)
Corporate debt	1,437	(8)	—	—	1,437	(8)
Total	$57,264	$(1,301)	$—	$—	$57,264	$(1,301)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2009:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies	$12,252	$(67)	$—	$—	$12,252	$(67)
Mortgage-backed securities	14,332	(144)	—	—	14,332	(144)
Obligations of states and political subdivisions	1,502	(7)	439	(11)	1,941	(18)
Corporate debt	1,058	(2)	—	—	1,058	(2)
Total	$29,144	$(220)	$439	$(11)	$29,583	$(231)

At December 31, 2010, there were no securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2010. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$15,748	$16,008
Due after one through five years	62,027	62,446
Due after five years through ten years	15,598	15,569
Due after ten years	32,415	32,166
	$125,788	$126,189

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

At December 31, 2010 and 2009, securities with an amortized cost of $87,064,000 and $87,854,000, and fair value of $87,755,000 and $88,791,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

As of December 31, 2010 and 2009, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheets of $1,062,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment. Federal home Loan Bank and Federal Reserve Bank stock can be redeemed at par by the governmrent agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if other than temporary impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, then management believes these securities are not impaired. .As of December 31, 2010 and 2009, the Bank had investments in Federal Home Loan Bank stock classified as other assets in the accompanying balance sheets of $3,939,000 and $4,432,000, respectively. These investments in Federal Home Loan Bank stock are carried at cost, and periodically evaluated for impairment.

(4)	Loans
Loans are summarized as follows at December 31:

(Dollar amounts in thousands)	2010	2009
Commercial real estate	$278,866	$273,981
Real estate construction	27,577	47,189
Real estate multi-family	42,584	57,875
Real estate 1 to 4 family	71,463	54,674
Commercial & industrial	61,493	67,977
Consumer loans	2,689	2,661
Gross loans	484,672	504,357
Net deferred loan fees	(320)	(179)
Allowance for loan losses	(9,524)	(9,829)
Net loans	$474,828	$494,349

The Bank had total impaired loans of $27,302,000 and $26,532,000 at December 31, 2010 and 2009, respectively. The allowance for loan losses related to the impaired loans was $1,469,000 and $2,875,000 as of December 31, 2010 and 2009, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $8,949,000 and $11,918,000 as of December 31, 2010 and 2009. The average recorded investment in impaired loans during 2010, 2009 and 2008 was $24,481,000, $20,338,000 and $12,193,000, respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	Impaired Loans
	For the Year Ended December 31, 2010

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$4,743	$4,841	$—	$4,801	$74
Commercial real estate	4,206	4,206	—	4,323	131
Total	8,949	9,047	—	9,124	205

With an allowance recorded
Commercial	$2,644	3,044	$527	$2,945	$31
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	3,474	3,474	364	3,505	171
Residential- 1 to 4 family	3,304	3,349	210	3,347	100
Total	18,353	18,798	1,469	15,357	605

Total
Commercial & industrial	$7,387	$7,885	$527	$7,746	$105
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	7,680	7,680	364	7,828	302
Residential - 1 to 4 family	3,304	3,349	210	3,347	100
Grand total	$27,302	$27,845	$1,469	$24,481	$810

Nonaccrual loans totaled $16,712,000 and $25,592,000 as of December 31, 2010 and 2009. The single largest nonaccrual loan that was added in 2009 was for a multifamily residential loan that totaled $8,718,000 as of December 31, 2009. Subsequent to December 31, 2009, Bank management and the borrower have agreed to the following: the borrower made a substantial loan repayment, the Bank agreed to waive a significant amount of nonaccrual interest related to this loan, and a loan modification arrangement was entered whereby the borrower agreed to make payments according to the modified loan terms in 2010 that were based on prevailing market rates at that time. If the borrower performs under the modified loan terms, this credit will be returned to accrual status. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified agreements, and interest is accrued.

The carrying amounts of loans include $16,712,000 and $25,592,000 of nonaccrual loans (loans that are not accruing interest) at December 31, 2010 and 2009, respectively.

The following aggregate information is provided at December 31, about the contractual provisions of these loans:

(Dollars amounts in thousands)	2010	2009
Aggregate carrying amount	$16,712	$25,592
Effective rate	5.99%	6.07%
Average term to maturity	94 months	63 months

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Loans on Nonaccrual Status
As of December 31,

(Dollar amounts in thousands)
2010
Commercial & industrial	$5,415
Real estate - construction	3,518
Commercial real estate	6,662
Real estate 1 to 4 family	1,117

Total	$16,712

Interest income on impaired loans of $810,000, $467,000 and $64,000 was recognized for cash payments received in 2010, 2009, and 2008, respectively. The amount of interest on impaired loans not collected in 2010, 2009 and 2008, was $290,000, $759,000 and $692,000, respectively. The cumulative amount of unpaid interest on impaired loans was $1,095,000, $806,000 and $1,022,000 at December 31, 2010, 2009 and 2008, respectively. During 2010, Bank management was able to come to agreement regarding the restructure of 13 loans with borrowers that were having difficulties making their loan payments. Total loan principal of troubled debt restructurings during 2010 was $19,409,000, of which $2,416,000 was commercial loans, $2,621,000 was residential loans, $4,598,000 was commercial real estate loans, and $9,774,000 was multi-family real estate loans. The troubled debt restructurings were made at current market rates, with loan terms that allow the borrowers to make interest-only payments, reduced principal reductions, or other modifications that helped these borrowers reduce their loan payments.

	Modifications
	As of December 31, 2010

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial & industrial	3	$2,416	$2,416
Real estate 1 to 4 family	4	2,621	2,621
Commercial real estate	4	4,598	4,598
Real estate multi family	2	9,774	9,774
Total	13	19,409	19,409

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	Age Analysis of Past Due Loans
	As of December 31, 2010
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$1,216	$250	$1,251	$2,717	$58,776	$61,493	$—
Commercial real estate	4,138	1,705	6,051	11,894	309,556	321,450	—
Real estate construction	—	—	1,556	1,556	26,021	27,577	—
Real estate 1 to 4 family	2,830	99	70	2,999	68,464	71,463	—
Consumer loans	2	—	—	2	2,687	2,689	—
Total	$8,186	$2,054	$8,928	$19,168	$465,504	$484,672	$—

	Credit Quality Indicators
	As of December 31, 2010
(Dollar amounts in thousands)

		Special			Pooled	Total
	Pass	mention	Substandard	Doubtful	loans	loans
Commercial & industrial	$53,915	$175	$6,327	$265	$811	$61,493
Real estate construction	15,464	—	12,113	—	—	27,577
Commercial real estate	304,151	3,913	12,668	—	718	321,450
Real estate 1 to 4 family	66,460	—	4,734	269	—	71,463
Consumer loans	2,689	—	—	—	—	2,689
Totals	$439,990	$4,088	$35,842	$534	$1,529	$484,672

Risk rating system

Loans to borrowers graded as pass or pooled loans represent loans to borrowers of acceptable or better credit quality. They demonstrate sound financial positions, repayment capacity and credit history. They have an identifiable and stable source of repayment.

Special mention loans have potential weaknesses that deserve management’s attention. If left uncorrected these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. These assets are “not adversely classified” and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard loans are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans are normally classified as Substandard when there are unsatisfactory characteristics causing more than acceptable levels of risk. A substandard loan normally has one or more well-defined weakness that could jeopardize the repayment of the debt. For example, a) cash flow deficiency, which may jeopardize future payments; b) sale of non-collateral assets has become primary source of repayment; c) the borrower is bankrupt; or d) for any other reason, future repayment is dependent on court action.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Doubtful loans represent credits with weakness inherent in the Substandard classification and where collection or liquidation in full is highly questionable. To be classified Doubtful, there must be specific pending factors which prevent the Loan Review Officer from determining the amount of loss contained in the credit. When the amount of loss can be reasonably estimated, that amount is classified as “loss” and the remainder is classified as Substandard.

Commercial Real Estate Loans

Our commercial real estate loans are made primarily to investors or small businesses where our primary source of repayment is from cash flows generated by the properties, either through rent collection or business profits. The borrower’s promissory notes are secured with recorded liens on the underlying property. The borrowers would normally also be required to personally guarantee repayment of the loan. The bank uses conservative underwriting standards in reviewing applications for credit. Generally, our borrowers have multiple sources of income, so if cash flow generated from the property declines, at least in the short term, the borrowers can normally cover these short term cash flow deficiencies from their available cash reserves. Risk of loss to the Bank is increased when there are cash flow decreases sufficiently large and for such a prolonged period of time that loan payments can no longer be made by the borrowers.

Our real estate construction loans are generally made to borrowers who are rehabilitating a building, converting a building use from one type of use to another, or developing land and building residential or commercial structures for sale or lease. The borrower’s promissory notes are secured with recorded liens on the underlying property. The borrowers would normally also be required to personally guarantee repayment of the loan. The bank uses conservative underwriting standards in reviewing applications for credit. Generally, our borrowers have sufficient resources to make the required construction loan payments during the construction and absorption or lease-up period. After construction is complete, the loans are normally paid off from proceeds from the sale of the building or through a refinance to a commercial real estate loan. Risk of loss to the Bank is increased when there are material construction cost overruns, significant delays in the time to complete the project and/or there has been a material drop in the value of the projects in the marketplace since the inception of the loan.

Commercial and Industrial Loans

Our commercial and industrial loans are generally made to small businesses to provide them with at least some of the working capital necessary to fund their daily business operations. These loans are generally either unsecured or secured by fixed assets, accounts receivable and/or inventory. The borrowers would normally also be required to personally guarantee repayment of the loan. The Bank uses conservative underwriting standards in reviewing applications for credit. Risk of loss to the Bank is increased when our small business customers experience a significant business downturn, incur significant financial losses, or file for relief from creditors through bankruptcy proceedings.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Residential Real Estate Loans

Our residential real estate loans are generally made to borrowers who are buying or refinancing their primary personal residence or a rental property of 1-4 singe family residential units. The Bank uses conservative underwriting standards in reviewing applications for credit. Risk of loss to the Bank is increased when borrowers loose their primary source of income and/or property values decline significantly.

Consumer and installment Loans

Our consumer and installment loans generally consist of personal loans, credit card loans, automobile loans or other loans secured by personal property. The Bank uses conservative underwriting standards in reviewing applications for credit. Risk of loss to the Bank is increased when borrowers loose their primary source of income, or file for relief from creditors through bankruptcy proceedings.

(5)	Allowance for Loan Losses
Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

(Dollar amounts in thousands)	2010	2009	2008
Balance, beginning of year	$9,829	$7,075	$5,638

Loans charged off:
Commercial real estate	(69)	—	—
Real estate construction	(1,003)	(398)	(444)
Real estate multi family	(88)	—	—
Real estate 1 to 4 family	(217)	(1,073)	(49)
Commercial & industrial	(812)	(390)	(1,284)
Consumer loans	(33)	(60)	(11)
Total charged off	(2,222)	(1,921)	(1,788)

Recoveries:
Commercial real estate
Real estate construction	36	36	36
Real estate 1 to 4 family	14	25	—
Commercial & industrial	6	18	144
Consumer loans	7	—	—
Total recoveries	63	79	180
Net loans charged off	(2,159)	(1,842)	(1,608)

Provision for loan losses	1,854	4,596	3,045
Balance, end of year	$9,524	$9,829	$7,075

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Year Ended December 31, 2010
(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	Real Estate	Construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$809	$5,177	$3,110	$704	$29	$9,829
Charge-offs	(881)	(1,091)	0	(217)	(33)	(2,222)
Recoveries	6	36	0	14	7	63
Provision	2,168	(19)	(1,111)	732	84	1,854
Ending balance	$2,102	$4,103	$1,999	$1,233	$87	9,524

Ending balance: individually evaluated for impairment	$527	$364	$368	$210	$0	1,469

Ending balance: collectively evaluated for impairment	$1,575	$3,739	$1,631	$1,023	$87	8,055

Loans: Ending balance	$61,493	$321,450	$27,577	$71,463	$2,689	484,672

Ending balance: individually evaluated for impairment	$7,117	$7,950	$8,931	$3,304	$0	27,302

Ending balance: collectively evaluated for impairment	$54,376	$313,500	$68,159	$18,646	$2,689	457,370

(6)	Foreclosed Assets
A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Year ended December 31,
	2011	2010
Beginning balance, net	$7,320	$3,557
Additions/transfers from loans	4,617	7,885
Disposition/sales	(4,933)	(2,291)
Valuation adjustments	(324)	(1,831)
Ending balance, net	$6,680	$7,320
Ending valuation allowance	(2,155)	—
Ending number of foreclosed assets	5	5
Proceeds from sale of foreclosed assets	$4,432	$2,049
Gain (loss) on sale of foreclosed assets	$132	$(10)

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(7)	Related Party Transactions

In the ordinary course of business, the Bank made loans and advances under lines of credit to directors, officers, and their related interests. The Bank’s policies require that all such loans be made at substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. The following summarizes activities of loans to such parties at December 31:

(Dollar amounts in thousands)	2010	2009
Balance, beginning of year	$16,536	$15,530
Additions	6,769	11,628
Repayments	12,182	10,622
Balance, end of year	$11,123	$16,536

	2010	2009
Related party deposits	$1,839	$1,658

(8)	Bank Premises, Equipment, and Leasehold Improvements
Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2010	2009
Buildings	$10,242	$9,134
Equipment	9,329	8,854
Leasehold improvements	1,328	1,152
	20,899	19,140
Accumulated depreciation and amortization	(12,692)	(11,784)
	8,207	7,356
Land	5,328	4,428
	$13,535	$11,784

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $1,509,000, $1,554,000 and $1,597,000, respectively.

(9)	Deposits
The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $82,364,000 and $79,662,000 at December 31, 2010 and 2009, respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

At December 31, 2010, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)

Year ending December 31:
2011	$103,365
2012	8,877
2013	13,158
$125,400

(10)	Federal Home Loan Bank Advances

As of December 31, 2010, there were no Federal Home Loan Bank (“FHLB”) advances. As of December 31, 2009, FHLB advances consisted of $20,000,000 in short-term advances due in one year or less, and $5,000,000 in long-term advances due in more than one year. The interest rate on total advances ranged from 1.84% to 4.62% at year end December 31, 2009. Average FHLB advances were $11,575,000 and $49,857,000 in 2010 and 2009, respectively. Weighted average rates were 3.20% and 3.88% in 2010 and 2009, respectively. Including prepayment penalties in 2010, the weighted average rate was 4.76%. The maximum amount borrowed during 2010 and 2009 was $25,000,000 and $86,100,000, respectively.

At December 31, 2010, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $162,515,000, of which the entire amount was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans.

(11)	Commitments and Contingencies

Operating Lease Commitments

The Bank leases a portion of its facilities and equipment under noncancelable operating leases expiring at various dates through 2019. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

The minimum rental commitments under the operating leases as of December 31, 2010 are as follows:

(Dollars in thousands)

Year ending December 31:
2011	$549
2012	551
2013	363
2014	169
2015	137
Thereafter	537
$2,306

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Total rent expense for operating leases was $641,000, $669,000 and $630,000, in 2010, 2009, and 2008, respectively.

Legal Commitments

The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits does not expect to have a material effect on the Bank’s financial condition or results of operations.

(12)	Salary Deferral Plan

The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the FNB Bancorp Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law, and the Bank’s contribution is discretionary. Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees wages as a profit sharing contribution. The Bank’s contribution to the Plan for the years ended December 31, 2010, 2009, and 2008 was $294,000, $310,000 and $400,000, respectively.

(13)	Salary Continuation and Deferred Compensation Plans

The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2010, 2009, and 2008 was $212,000, $197,000 and $238,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1,698,000 and $1,616,000 at December 31, 2010 and 2009, respectively. The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2010 and 2009, the related liability included in accrued expenses and other liabilities was $644,000 and $711,000, respectively.

(14)	Preferred Stock

Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program. The Preferred Stock consists of two issues, Series A and Series B. The Series A and Series B Preferred Stock are both carried at liquidation value less discounts received plus premiums paid that are amortized over the expected timeframe that the Preferred Shares will be outstanding using the level yield method. The Series A and Series B Preferred Stock must be redeemed after ten years. The Series A Preferred Stock carries a dividend yield of 5% for the first five years. Beginning in year six, the dividend increases to 9% and continues at this rate until repaid. The Series B Preferred Stock pays a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues would be 6.83% to the expected repayment date, which is currently anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds is allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock is outstanding, and the execution of documents that allow the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion. In addition, beginning in the second quarter of 2010, the Company must obtain regulatory approval from the Office of the Comptroller of the Currency before TARP dividends can be paid. As of December 31, 2010, all dividend payments on our Preferred Stock have been paid in accordance with the Treasury’s Capital Purchase Program.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(15)	Income Taxes
The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2010	2009	2008
Current:
Federal	$605	$828	$750
State	153	764	331
	$758	$1,592	$1,081

Deferred:
Federal	$314	$(1,775)	$(352)
State	155	(398)	(118)
	469	(2,173)	(470)
	$1,227	$(581)	$611

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2010	2009	2008
Statutory rates	34.0%	34.0%	34.0%

Increase (decrease) resulting from:
Tax exempt Income for federal purposes	(10.5%)	(5,201.1%)	(19.1%)
State taxes on income, net of federal benefit	4.2%	2,051.1%	3.3%
Benefits from low income housing credits	(4.1%)	(1,505.8%)	(2.7%)
Other, net	1.5%	(309.6%)	(2.2%)
Effective tax rate	25.1%	(4,931.4%)	13.3%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The tax effect of temporary differences giving rise to the Bank’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2010	2009
Deferred tax assets
Allowance for loan losses	$4,260	$4,397
Accrued salaries and officers compensation	1,186	1,341
Capitalized interest on buildings	18	20
Expenses accrued on books, not yet deductible in tax return	1,688	1,745
Depreciation	763	565
Net operating loss carryforward	568	727
Tax credit carryforwards	886	632
	9,369	9,427
Less: deferred tax asset valuation allowance	(886)	(632)
	8,483	8,795
Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$165	$497
State income taxes	625	507
Core deposit intangible	131	185
Expenses and credits deducted on tax return, not on books	98	5
Total deferred tax liabilities	1,019	1,194
Net deferred tax asset (included in other assets)	$7,464	$7,601

Management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income, with the exception of a portion of low income housing credit carryforwards. The Bank has federal net operating loss carryforwards resulting from the acquisition of Sequoia National Bank which expire in various tax years ending on December 31, 2013 through December 31, 2020, totaling $1,670,000 as of December 31, 2010. These losses are limited to approximately $468,000 per year under IRS regulations. All operating loss carryforwards are expected to be utilized prior to their expiration.

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences, with the possible exception of our low income housing tax credit carryforwards. The Company owns investments in low income housing tax credit (“LIHTC”) that had a book value of $2,026,000 as of December 31, 2010. LIHTC investments are expected to have a fifteen year life and no residual value. The LIHTC investments are expected to generate operating losses of $2,026,000 and federal tax credits of $764,000 over the next eight years. These tax benefits have value to the Company only to the extent that they offset income taxes created from otherwise taxable earnings generated by the Company. In the opinion of management, a valuation allowance of $886,000 and $632,000 was necessary as of December 31, 2010 and 2009, respectively. The valuation allowance is equivalent to 100% of the low income housing credit carryforwards that existed as of December 31, 2010 and 2009.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(16)	Financial Instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit loss is represented by the contractual amount of those instruments and is usually limited to amounts funded or drawn. The contract or notional amounts of these agreements, which are not included in the balance sheets, are an indicator of the Bank’s credit exposure. Commitments to extend credit generally carry variable interest rates and are subject to the same credit standards used in the lending process for on-balance-sheet instruments. Additionally, the Bank periodically reassesses the customer’s creditworthiness through ongoing credit reviews. The Bank generally requires collateral or other security to support commitments to extend credit. The following table provides summary information on financial instruments whose contract amounts represent credit risk as of December 31:

(Dollars amounts in thousands)	December 31
	2010	2009
Financial instruments whose contract amounts represent credit risk:
Undisbursed loan commitments	$46,156	$26,064
Lines of credit	43,646	57,832
Mastercard/Visa lines	4,214	4,260
Standby letters of credit	2,067	2,092
	$96,083	$90,248

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis, following normal lending policies. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial and residential properties. Equity reserves and unused credit card lines are additional commitments to extend credit. Many of these customers are not expected to draw down their total lines of credit, and therefore, the total contract amount of these lines does not necessarily represent future cash requirements.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2010, there were $1,980,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2010 there were $87,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2011. The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

The following tables present information about the Company’s assets and liabilities measured at fair value as of December 31, 2010 and 2009, and indicates the fair value techniques used by the Company to determine such fair value.

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. Treasury securities	$12,345	$12,345	$—	$—
Obligations of U.S. Government agencies	46,114	—	46,114	—
Mortgage-backed securities	19,068	—	19,068
Obligations of states and political subdivisions	42,456	—	42,456	—
Corporate debt	6,206	—	6,206	—
Total assets measured at fair value	$126,189	$12,345	$113,844	$—

		Fair Value Measurements
		at December 31, 2009, Using
(Dollar amounts in thousands)		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$45,307	$—	$45,307	$—
Mortgage-backed securities	22,279	—	22,279	—
Obligations of states and political subdivisions	25,867	—	25,867	—
Corporate debt	3,735	—	3,735	—
Total assets measured at fair value	$97,188	$—	$97,188	$—

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$10,471	$—	$—	$10,471	$(1,069)
Other real estate owned	6,680	—	—	6,680	552
Total impaired assets measured at fair value	$17,151	$—	$—	$17,151	$(517)

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2009, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$23,743	$—	$—	$23,743	$2,875
Other real estate owned	7,320	—	—	7,320	1,831
Total impaired assets measured at fair value	$31,063	$—	$—	$31,063	$4,706

The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, and a specific allowance for loan losses is established, loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Financial Accounting Standards Board Accounting Standards Codification Section 820. In accordance with this guidance, impaired loans that have a specific allowance established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price, the Bank records the impaired loans as nonrecurring Level 3. When management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the fair value of the impaired loans using nonrecurring Level 3 valuation inputs.

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
December 31, 2010, 2009 and 2008

Securities Available-for-Sale.

        Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank and Federal Reserve Bank stock.

Federal Home Loan Bank and Federal Reserve Bank stock can only be issued and redeemed at par by these entities. These securities cannot be sold in open market transactions. They are valued at cost.

Loans Receivable.

        For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, fair values are based on discounted cash flows, credit risk factors, and liquidity factors.

Bank Owned Life Insurance.

The fair value of bank owned life insurance is the cash surrender value of the policies, net of expenses.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2010:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$60,874	$60,874
Securities available for sale	126,189	126,189
Loans, net	474,828	466,007
Bank owned life insurance	9,195	9,195
Federal Home Loan Bank stock	3,939	3,939
Federal Reserve Bank stock	1,062	1,062

Financial liabilities:
Deposits	628,440	628,983

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	0	3,603

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2009:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$62,853	$62,853
Securities available for sale	97,188	97,188
Loans, gross, net	494,349	515,553
Bank owned life insurance	8,866	8,866
Federal Home Loan Bank stock	4,432	4,432
Federal Reserve Bank stock	1,062	1,062

Financial liabilities:
Deposits	598,964	599,619
Federal Home Loan Bank advances	25,000	25,295

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	3,384

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(17)	Significant Group Concentrations of Credit Risk

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

(18)	Regulatory matters

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

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2010, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

As of December 31, 2010, the Bank was also in compliance with an Individual Mandatory Capital Requirement imposed by the OCC on the Bank, which requires the Bank to maintain capital ratios of at least 9% Tier 1 Capital Ratio and a 12% Risk-based Capital Ratio.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The consolidated actual capital amounts and ratios of the Company and the Bank are also presented in the following table:

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2010:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$82,797	14.93%	44,365	≥	8.00%	55,483	≥	n/a
Bank	$82,392	14.85%	44,386	≥	8.00%	55,483	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$75,830	13.67%	22,189	≥	4.00%	33,276	≥	n/a
Bank	$75,425	13.60%	22,070	≥	4.00%	33,276	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$75,830	10.52%	28,833	≥	4.00%	36,054	≥	n/a
Bank	$75,425	10.46%	28,843	≥	4.00%	36,054	≥	5.00%

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2009:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$83,206	14.29%	46,581	≥	8.00%	58,228	≥	n/a
Bank	$82,917	14.24%	46,583	≥	8.00%	58,228	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$75,897	13.04%	23,281	≥	4.00%	34,923	≥	n/a
Bank	$75,608	12.99%	23,282	≥	4.00%	34,923	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$75,897	10.77%	28,188	≥	4.00%	35,232	≥	n/a
Bank	$75,608	10.73%	28,186	≥	4.00%	35,232	≥	5.00%

(19)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan approved by the shareholders of First National Bank at the 1997 Annual Meeting on October 15, 1997. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2010 to grant options to employees covering 331,672 shares.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2010, December 31, 2009, and December 31 2008 was $168,000, $157,000 and $171,000, respectively. The income tax benefit related to stock option exercises was $0 for 2010, $0 for 2009 and $8,000 for 2008.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2010 was $423,000, and the weighted average period it will be amortized over is 2.1 years.

The assumptions for options granted in 2009 were as follows: dividend yield of 2.68% for the year; risk-free interest rate of 3.20%; expected volatility of 60.59%; expected life of 8.8 years. This resulted in a weighted average fair value of $3.77 per share. The assumptions for grants in 2008 were as follows: dividend yield of 4.86% for the year; risk-free interest rate of 3.51%; expected volatility of 50.92%; and expected life of 8.8 years. This resulted in a weighted average fair value of $4.22 per share.

A summary of option activity under the 2008 FNB Bancorp Plan as of December 31, 2010 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2010	154,772	$8.59
Granted	—	$0.00
Exercised	(400)	$7.10		$1
Forfeited or expired	(1,723)	$8.06
Outstanding at December 31, 2010	152,649	$8.60	8.4	$257
Exercisable at December 31, 2010	56,239	$9.09	8.2	$72

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2010	2009	2008
Options outstanding	152,649	154,772	67,941
Range of exercise prices	$7.10-$10.67	$7.10-$10.67	$10.67-$10.67
Weighted average remaining contractual life	8.4	9.5	9.7
Fully vested options	56,239	29,740	9,925
Weighted average exercise price	$9.09	$9.54	$10.67
Aggregate intrinsic value	$72,348	$3,420	$0
Weighted average remaining contractual life (in years)	8.2	9.1	9.7

A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2010 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2010	232,329	$22.51
Granted	—	$0.00
Exercised	—	$0.00
Forfeited or expired	(3,857)	$23.45
Outstanding at December 31, 2010	228,472	$22.49	4.0	$0
Exercisable at December 31, 2010	209,954	$22.13	3.8	$0

The following supplemental information applies to the three years ended December 31:

2002 FNB Bancorp Plan
	2010	2009	2008
Options outstanding	228,472	232,329	242,261
Range of exercise prices	$16.92-$28.40	$16.92-$28.40	$16.92-$28.40
Weighted average remaining contractual life	4.0	4.9	6.0
Fully vested options	209,954	191,571	168,589
Weighted average exercise price	$22.13	$21.77	$21.27
Aggregate intrinsic value	$0	$0	$0
Weighted average remaining contractual life (in years)	3.8	4.6	5.4

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2010 and changes during the year then ended is presented below.

			Weighted-
			Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2010	62,247	$19.26
Granted	—	$0.00
Exercised	—	$0.00
Forfeited or expired	(16,279)	$14.69
Outstanding at December 31, 2010	45,968	$20.88	3.9	$0
Exercisable at December 31, 2010	35,562	$19.64	3.1	$0

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
	2010	2009	2008
Options outstanding	45,968	62,247	72,911
Range of exercise prices	$15.38-$25.09	$14.69-$25.09	$14.69-$25.09
Weighted average remaining contractual life	3.9	3.7	4.1
Fully vested options	35,562	46,636	52,099
Weighted average exercise price	$19.64	$17.31	$16.16
Aggregate intrinsic value	$0	$0	$0
Weighted average remaining contractual life (in years)	3.1	2.5	2.4

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(20)	Quarterly Data (Unaudited)

(Dollars in thousands)	First	Second	Third	Fourth
2010
Interest income	$8,660	$8,756	$8,616	$8,396
Interest expense	1,700	1,330	1,338	1,015
Net interest income	6,960	7,426	7,278	7,381
Provision for loan losses	250	315	464	825
Net interest income, after provision for loan losses	6,710	7,111	6,814	6,556

Non-interest income	1,100	1,026	1,335	1,245
Non-interest expense	6,538	7,237	6,698	6,532
Income before income taxes	1,272	900	1,451	1,269
Provision for income taxes	268	161	426	372
Net earnings	1,004	739	1,025	897
Dividends and discount accretion on preferred stock	212	214	214	213
Net (loss) earnings available to common shareholders	$792	$525	$811	$684

Basic earnings per share	$0.24	$0.16	$0.24	$0.20
Diluted earnings per share	$0.24	$0.16	$0.24	$0.20

(Dollars in thousands)	First	Second	Third	Fourth
2009
Interest income	$8,911	$8,643	$9,283	$8,980
Interest expense	2,319	2,362	2,293	2,037
Net interest income	6,592	6,281	6,990	6,943
Provision for loan losses	2,140	760	796	900
Net interest income, after provision for loan losses	4,452	5,521	6,194	6,043

Non-interest income	1,349	1,245	1,672	1,111
Non-interest expense	7,420	6,758	6,427	6,970
(Loss) income before income taxes	(1,619)	8	1,439	184
(Benefit) provision for income taxes	(430)	4	176	(331)
Net (loss) earnings	(1,189)	4	1,263	515
Dividends and discount accretion on preferred stock	16	189	214	213
Net (loss) earnings available to common shareholders	$(1,205)	$(185)	$1,049	$302

Basic (loss) earnings per share	$(0.36)	$(0.06)	$0.31	$0.09
Diluted (loss) earnings per share	$(0.36)	$(0.06)	$0.31	$0.09

There may be rounding differences between the sum of the four quarters presented and the annual amounts used throughout the annual report.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(21)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of income, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
(Dollars in thousands)	2010	2009
Assets:
Cash and due from banks	$390	$67
Investments in subsidiary	80,519	78,576
Income tax receivable from subsidiary	7	4
Dividend receivable from subsidiary	167	159
Options expense receivable from subsidiary	—	215
Other assets	19	19
Total assets	$81,102	$79,040
Liabilities:
Dividend declared	$167	$159
Other liabilities	11	16
Total liabilities	178	175
Stockholders’ equity	80,924	78,865
Total liabilities and stockholders’ equity	$81,102	$79,040

FNB Bancorp	Condensed statements of earnings
(Dollars in thousands)	2010	2009	2008
Income:
Dividends from subsidiary	$1,249	$1,385	$3,473
Other income	2	13	—
Total income	1,251	1,398	3,473
Expense:
Other expense	6	1	129
Total expense	6	1	129
Income before income taxes and equity in undistributed earnings of subsidiary	1,245	1,397	3,344
Income tax expense (benefit)	—	6	(14)
Income before equity in undistributed earnings of subsidiary	1,245	1,391	3,358
Equity in undistributed earnings (loss) of subsidiary	2,420	(798)	605
Net earnings	3,665	593	3,963
Dividends and discount accretion on preferred stock	853	632	—
Net earnings (loss) available to common shareholders	$2,812	$(39)	$3,963

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

FNB Bancorp	Condensed statement of cash flows
(Dollars in thousands)	2010	2009	2008
Net earnings	$3,665	$593	$3,963
Income tax receivable from (payable to) subsidiary	1	(2)	15
Options expense receivable from (payable to) subsidiary	215	—	—
Capital purchase program funds received	—	12,000	—
Capital purchase program funds invested in subsidiary	—	(12,000)	—
Accounts payable reimbursed by bank	5	—	—
Net decrease (increase) in other assets	(8)	141	(69)
Net (decrease) increase in other liabilities	(5)	5	(454)
Undistributed (earnings) loss of subsidiary	(2,420)	798	(605)
Stock-based compensation expense	168	157	171
Cash flows from operating activities	1,621	1,692	3,021
Stock options exercised, including tax benefits of $0 in 2010 and 2009, and $8 in 2008	2	—	215
Cash dividends paid on stock	(646)	(1,212)	(1,771)
Cash dividends paid on preferred stock series A and B	(654)	(469)	—
Repurchases of common stock	—	—	(1,464)
Cash flows provided by financing activities	(1,298)	(1,681)	(3,020)
Net increase in cash	323	11	1
Cash, beginning of year	67	56	55
Cash, end of year	$390	$67	$56

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2010.

Date: March 28, 2011

/s/ Thomas C. Mc Graw	/s/ David A. Curtis
Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

This annual report does not include an attestation report of the cmopany’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14

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

10.50
Sublease agreement dated as of September 20, 2010, between Wells Fargo Bank, N. A. as Sublandlord, and First National Bank of Northern California as Subtenant, for Chestnut Street Branch of First National Bank of Northern California

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

An Annual Report for the fiscal year ended December 31, 2010, and Notice of Annual Meeting and Proxy Statement for the Company’s 2011 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 28, 2011	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	March 28, 2011
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 28, 2011
Thomas C. McGraw	Officer and Secretary

/s/ David A. Curtis	Senior Vice President	March 28, 2011
David A. Curtis	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas G. Atwood	Director	March 28, 2011
Thomas G. Atwood, D. D. S.

/s/ Ronald R. Barels	Director	March 28, 2011
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 28, 2011
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 28, 2011
Michael Pacelli

/s/ Edward J. Watson	Director	March 28, 2011
Edward J. Watson

/s/ Jim D. Black	Director and President	March 28, 2011
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 28, 2011
Anthony J. Clifford	Vice President and Chief
Operating Officer