Form 10-Q
period 2011-03-31
FNB BANCORP/CA/
filed 2011-05-11
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May12, 2011: 3,341,994 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(Dollar amounts in thousands)	2011	2010

ASSETS
Cash and due from banks	$49,326	$60,874
Securities available-for-sale, at fair value	131,861	126,189
Loans, net of allowance for loan losses of $9,784 and $9,524 on March 31, 2011 and December 31, 2010, respectively	463,745	474,828
Bank premises, equipment, and leasehold improvements, net	13,535	13,535
Other real estate owned	5,612	6,680
Goodwill	1,841	1,841
Accrued interest receivable and other assets	30,670	30,692
Total assets	$696,590	$714,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$134,446	$137,237
Demand, interest bearing	54,950	60,413
Savings and money market	306,330	305,390
Time	113,716	125,400
Total deposits	609,442	628,440

Accrued expenses and other liabilities	5,395	5,275
Total liabilities	614,837	633,715

Stockholders’ equity:
Preferred stock series A - no par value, authorized and outstanding 12,000 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	11,801	11,747
Preferred stock series B - no par value, authorized and outstanding 600 shares, issued on February 27, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	612	615
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,341,994 shares at March 31, 2011 and December 31, 2010	46,638	46,565
Retained earnings	22,182	21,760
Accumulated other comprehensive income	520	237
Total stockholders’ equity	81,753	80,924
Total liabilities and stockholders’ equity	$696,590	$714,639

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three months ended
	March 31,
(Dollar amounts in thousands, except per share amounts)	2011	2010
Interest income:
Interest and fees on loans	$7,438	$7,982
Interest on taxable securities	404	437
Interest on tax-exempt securities	377	241
Total interest income	8,219	8,660
Interest expense:
Deposits	884	1,440
FHLB advances	—	260
Total interest expense	884	1,700
Net interest income	7,335	6,960
Provision for loan losses	450	250
Net interest income after provision for loan losses	6,885	6,710
Noninterest income:
Service charges	697	685
Credit card fees	150	152
Gain on sale of available-for-sale securities	22	108
Other income	144	131
Total noninterest income	1,013	1,076
Noninterest expense:
Salaries and employee benefits	3,486	3,502
Occupancy expense	556	512
Equipment expense	408	512
Professional fees	364	260
FDIC assessment	375	259
Telephone, postage and supplies	313	278
Operating losses	224	9
Other real estate owned expense	188	198
Bankcard expenses	136	139
Gain on sale of other real estate owned	(91)	(24)
Loss on impairment of other real estate owned	—	161
Other expense	789	708
Total noninterest expense	6,748	6,514
Earnings before income tax expense	1,150	1,272
Income tax expense	347	268
Net earnings	803	1,004
Dividends and discount accretion on preferred stock	(214)	(212)
Net earnings available to common stockholders	$589	$792

Earnings per share data:
Basic	$0.18	$0.24
Diluted	$0.18	$0.24

Weighted average shares outstanding:
Basic	3,341,000	3,341,000
Diluted	3,354,000	3,349,000

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2011	2010
Net earnings	$803	$1,004
Unrealized holding gain on available-for-sale securities	297	19
Reclassification adjustment for gain on available-for-sale securities sold, net of tax	(13)	(64)
Total comprehensive earnings	$1,087	$959

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31
	2011	2010
Cash flow from operating activities:
Net earnings	$803	$1,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(22)	(108)
Depreciation, amortization and accretion	676	628
Gain on sale of other real estate owned	(91)	(24)
Stock-based compensation expense	73	42
Provision for loan losses	450	250
Decrease (increase) in interest receivable and other assets	22	(25)
Valuation allowance on other real estate owned	—	161
Decrease in accrued expenses and other liabilities	(78)	(13)
Net cash provided by operating activities	1,833	1,915

Cash flows from investing activities:
Purchase of securities available-for-sale	(10,123)	(37,825)
Proceeds from matured/called/sold securities available-for-sale	4,642	20,205
Proceeds from sale of other real estate owned	1,159	1,472
Net investment in other real estate owned	—	(406)
Net decrease in loans	10,633	7,270
Purchases of bank premises, equipment, leasehold improvements	(364)	(413)
Net cash (used in) provided by investing activities	5,947	(9,697)

Cash flows from financing activities:
Net (decrease) increase in demand and savings deposits	(7,314)	28,648
Net decrease in time deposits	(11,684)	(4,026)
Net decrease in Federal Home Loan Bank advances	—	(10,000)
Dividends paid on common stock	(167)	(159)
Dividends paid on preferred stock series A and B	(163)	(163)
Net cash (used in) provided by financing activities	(19,328)	14,300
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,548)	6,518

Cash and cash equivalents at beginning of period	60,874	62,853
Cash and cash equivalents at end of period	$49,326	$69,371

Additional cash flow information
Interest paid	870	1,847
Income taxes paid	810	130

Non-cash investing and financing activities:
Accrued dividends	167	159
Change in fair value of available for-sale securities	284	(45)
Loans transferred to other real estate owned	—	965

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010.Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The amount of compensation expense for options recorded in the quarters ended March 31, 2011and 2010 was $73,000 and $42,000, respectively. The income tax benefit recognized in the statements of earnings for these amounts was$10,000 for the quarters ended March 31, 2011 and none for 2010.

There was no intrinsic value for options exercisable orexercised during the quarter ended March 31, 2011.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2011 was $180,000, and the weighted average period over which it will be amortized is1.9 years.

NOTE C – EARNINGSPER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings(loss) available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All common stock equivalents are anti-dilutive when a net loss occurs.

Earningsper share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2011	2010
Net earnings	$803	$1,004
Dividends and discount accretion on preferred stock	(214)	(212)
Net earnings available to common shareholders	$589	$792

Average number of shares outstanding	3,341,000	3,341,000
Effect of dilutive options	13,000	8,000
Average number of shares outstanding used to calculate diluted earnings per share	3,354,000	3,349,000

Antidilutive options were excluded from the calculation totaled 399,033and 341,741 in 2011 and 2010, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
March 31, 2011
U.S. Treasury securities	$12,411	$—	$(114)	$12,297
Obligations of U.S. Government agencies	45,799	390	(280)	45,909
Mortgage-backed securities	20,930	420	(48)	21,302
Obligations of states and political subdivisions	44,701	781	(405)	45,077
Corporate debt	7,138	145	(7)	7,276
	$130,979	$1,736	$(854)	$131,861

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2010:
U. S. Treasury securities	$12,440	$2	$(97)	$12,345
Obligations of U.S. Government agencies	45,941	488	(315)	46,114
Mortgage-backed securities	18,564	521	(17)	19,068
Obligations of states and political subdivisions	42,738	582	(864)	42,456
Corporate debt	6,105	109	(8)	6,206
	$125,788	$1,702	$(1,301)	$126,189

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2011 and December 31, 2010, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31,2011
U.S. Treasury securities	$12,297	$(114)	$—	$—	$12,297	$(114)
Obligations of U.S. Government agencies	21,971	(280)	—	—	21,971	(280)
Mortgage-backed securities	5,464	(48)	—	—	5,464	(48)
Obligations of states and political subdivisions	14,446	(405)	—	—	14,446	(405)
Corporate debt	1,537	(7)	—	—	1,537	(7)
Total	$55,715	$(854)	$—	$—	$55,715	$(854)

(Dollar amounts in thousands)	Total	< 12 Months	Total	12 Months or	Total	Total
	Fair	Unrealized	Fair	> Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U. S. Treasury securities	$11,341	$(97)	$—	$—	$11,341	$(97)
Obligations of U.S. Government agencies	19,983	(315)	—	—	19,983	(315)
Mortgage-backed securities	1,864	(17)	—	—	1,864	(17)
Obligations of states and political subdivisions	22,639	(864)	—	—	22,639	(864)
Corporate debt	1,437	(8)	—	—	1,437	(8)
Total	$57,264	$(1,301)	$—	$—	$57,264	$(1,301)

At March 31, 2011, there were no securities in an unrealized loss position for greater than 12 consecutive months. Managementperiodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expect it will not be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security is other-than-temporarily impaired at March 31, 2011.

The amortized cost and carrying value of debt securities as of March 31, 2011by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2011:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$7,595	$7,695
Due after one through five years	73,492	74,113
Due after five years through ten years	19,723	19,712
Due after ten years	30,169	30,341
	$130,979	$131,861

For the three months ended March 31, 2011 and March 31, 2010, respectively, gross realized gains amounted to $22,000and $108,000, on securities sold or called of $2,680,000 and $13,969,000, respectively. For the three months ended March 31, 2011 and March 31, 2010, there were no realized gross losses.

At March 31, 2011, securities with an amortized cost of $86,076,000 and fair value of $86,746,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollar amounts in thousands)	2011	2010
Commercial real estate	$275,843	$278,866
Real estate construction	31,128	27,577
Real estate multi-family	41,482	42,584
Real estate 1 to 4 family	77,688	71,463
Commercial & industrial	44,932	61,493
Consumer loans	2,737	2,689
Gross loans	473,810	484,672
Net deferred loan fees	(281)	(320)
Allowance for loan losses	(9,784)	(9,524)
Net loans	$463,745	$474,828

The Bank had total impaired loans of $28,727,000 at March 31, 2011 and $27,302,000 at December 31, 2010, respectively. The allowance for loan losses related to the impaired loans was $1,512,000 and $1,469,000 as of March 31, 2011 and December 31,2010, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance is $8,509,000 and $8,949,000 as of March 31, 2011 and December 31, 2010. The average recorded investment in impaired loans during the quarter ended March 31, 2011 and the year ended December 31, 2010 was $29,303,000 and $24,481,000, respectively.

	Impaired Loans
	For the Year Ended March 31, 2011
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial & industrial	$5,003	$5,206	$—	$5,003	$14
Commercial real estate	2,455	2,509	—	2,456	10
Residential - 1 to 4 family	1,051	1,144	—	1,114	12
Total	8,509	8,859	—	8,573	36
With an allowance recorded
Commercial	$3,102	4,370	$438	$3,593	$1
Commercial real estate construction	8,927	8,931	492	8,929	92
Commercial real estate	5,902	5,965	368	5,935	0
Residential- 1 to 4 family	2,257	2,259	198	2,257	22
Consumer	30	30	16	16	0
Total	20,218	21,555	1,512	20,730	115
Total
Commercial & industrial	$8,105	$9,576	$438	$8,596	$15
Commercial real estate construction	8,927	8,931	492	8,929	92
Commercial real estate	8,357	8,474	368	8,391	10
Residential - 1 to 4 family	3,308	3,349	187	3,371	34
Consumer	30	30	16	16	0
Grand total	$28,727	$30,360	$1,501	$29,303	$151

	Impaired Loans
	For the Year Ended December 31, 2010
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial & industrial	$4,743	$4,841	$—	$4,801	$74
Commercial real estate	4,206	4,206	—	4,323	131
Total	8,949	9,047	—	9,124	205
With an allowance recorded
Commercial	$2,644	3,044	$527	$2,945	$31
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	3,474	3,474	364	3,505	171
Residential- 1 to 4 family	3,304	3,349	210	3,347	100
Total	18,353	18,798	1,469	15,357	605
Total
Commercial & industrial	$7,387	$7,885	$527	$7,746	$105
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	7,680	7,680	364	7,828	302
Residential - 1 to 4 family	3,304	3,349	210	3,347	100
Grand total	$27,302	$27,845	$1,469	$24,481	$810

Nonaccrual loans totaled $16,621,000 and $16,712,000 as of March 31, 2011 and December 31, 2010. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified agreements, and interest is accrued.

The carrying amounts of loans include $16,621,000 and $16,712,000 of nonaccrual loans (loans that are not accruing interest) at March 31, 2011 and December 31, 2010.

The following aggregate information is provided at March 31, 2011 and December 31, 2010, about the contractual provisions of these loans:

	March 31	December 31
(Dollars amounts in thousands)	2011	2010
Aggregate carrying amount	$16,621	$16,712
Effective rate	6.01%	5.99%
Average term to maturity	65 months	69 months

	Loans on Nonaccrual Status
	As of
(Dollar amounts in thousands)	March 31	December 31,
	2011	2010
Commercial & industrial	$3,142	$5,415
Real estate - construction	3,518	3,518
Commercial real estate	8,637	6,662
Real estate 1 to 4 family	1,323	1,117
Consumer	1	—
Total	$16,621	$16,712

Interest income on impaired loans of $151,000 and $810,000 was recognized for cash payments received during the quarter ended March 31, 2011 and the year ended December 31, 2010, respectively. The amount of interest on impaired loans not collected for the quarter ended 3/31/2011 was $240,000, and the year ended December 31, 2010 was $290,000, respectively. The cumulative amount of unpaid interest on impaired loans was $1,336,000 and $1,095,000 for the quarter ended March 31, 2011 and the year ended December 31, 2010, respectively. Total loan principal of troubled debt restructuring at March 31, 2011 was $11,088,000, of which $2,344,000 was commercial loans, $1,036,000 was residential loans, $4,297,000 was commercial real estate loans, and $3,411,000 was multi-family real estate loans. Total loan principal of troubled debt restructuring at December 31, 2010 was $19,409,000, of which $2,416,000 was commercial loans, $2,621,000 was residential loans, $4,598,000 was commercial real estate loans, and $9,774,000 was multi-family real estate loans.

	Modifications
	As of March 31, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial & industrial	3	$2,344	$2,344
Real estate 1 to 4 family	2	1,036	1,036
Commercial real estate	4	4,297	4,297
Real estate multi family	1	3,411	3,411
Total	10	11,088	11,088

	Modifications
	As of December 31, 2010
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial & industrial	3	$2,416	$2,416
Real estate 1 to 4 family	4	2,621	2,621
Commercial real estate	4	4,598	4,598
Real estate multi family	2	9,774	9,774
Total	13	19,409	19,409

	Age Analysis of Past Due Loans As of March 31, 2011
(Dollar amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$916	$49	$788	$1,753	$43,179	$44,932	$—
Commercial real estate	1,542	1,303	7,023	9,868	307,457	317,325	—
Commercial real estate-construction	—	144	1,556	1,700	29,428	31,128	—
Residential	246	700	218	1,164	76,524	77,688	—
Consumer	—	1	1	2	2,735	2,737	—
Total	$2,704	$2,197	$9,586	$14,487	$459,323	$473,810	$—

	Age Analysis of Past Due Loans As of December 31, 2010
(Dollar amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$1,466	$0	$1	$1,466	$60,027	$61,493	$—
Commercial real estate	4,843	1,000	—	5,843	315,607	321,450	—
Commercial real estate - construction	0	0	—	—	27,577	27,577	—
Residential	153	99	—	252	71,211	71,463	—
Consumer	2,679	0	—	2,679	10	2,689	—

Total	$9,141	$1,099	$—	$10,240	$474,432	$484,672	$—

Credit Quality Indicators As of March 31, 2011
(Dollar amounts in thousands)

		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$36,183	$—	$8,509	$240	$44,932
Real estate construction	19,014	—	12,114	—	31,128
Commercial real estate	306,525	1,020	9,427	353	317,325
Real estate 1 to 4 family	73,203	166	3,869	450	77,688
Consumer loans	2,737	—	—	—	2,737
Totals	$437,662	$1,186	$33,919	$1,043	$473,810

Credit Quality Indicators As of December 31, 2010
(Dollar amounts in thousands)

		Special	Sub-		Pooled	Total
	Pass	mention	standard	Doubtful	loans	loans
Commercial & industrial	$53,915	$175	$6,327	$265	$811	$61,493
Real estate construction	15,464	—	12,113	—	—	27,577
Commercial real estate	304,151	3,913	12,668	—	718	321,450
Real estate 1 to 4 family	66,460	—	4,734	269	—	71,463
Consumer loans	2,689	—	—	—	—	2,689
Totals	$439,990	$4,088	$35,842	$534	$1,529	$484,672

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

NOTE F – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

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

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,297	$12,297	$—	$—
Obligations of U.S. Government agencies	45,909	—	45,909	—
Mortgage-backed securities	21,302	—	21,302	—
Obligations of states and political subdivisions	45,077	—	45,077	—
Corporate debt	7,276	—	7,276	—
Total assets measured at fair value	$131,861	$12,297	$119,564	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,345	$12,345	$—	$—
Obligations of U.S. Government agencies	46,114	—	46,114	—
Mortgage-backed securities	19,068	—	19,068
Obligations of states and political subdivisions	42,456	—	42,456	—
Corporate debt	6,206	—	6,206	—
Total assets measured at fair value	$126,189	$12,345	$113,844	$—

The following table representsimpaired loans and other real estate owned which had specific reserve changes during the quarter, or where new impairments were added during this quarter. In addition, this table presents the recorded amounts of assets measured at fair value on a non-recurring basis:

Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2011, Using
Quoted Prices
in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	3/31/2011	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$7,849	$—	$—	$7,849	$(123)
Total impaired assets measured at fair value	$7,849	$—	$—	$7,849	$(123)

The following table presents the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$10,471	$—	$—	$10,471	$(1,069)
Other real estate owned	6,680	—	—	6,680	—
Total impaired assets measured at fair value	$17,151	$—	$—	$17,151	$(1,069)

The Bank does not record loans at fair value. However, from time to time, if aloan is considered impaired, a specificallocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral or when the impaired loan has been written down to fair value require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 3. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank also records the impaired loans as nonrecurring Level 3.

Other real estate owned is carried at the lower of historical cost or fair market value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of theproperty is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

Fair Values of Financial Instruments.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments.

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

Federal Home Loan Bank and Federal Reserve Bank stock.

Federal Home Loan Bank and Federal Reserve Bank stock can only be issued and redeemed at par by these entities. These securities cannot be sold in open market transactions. Fair value is estimated to be their carrying value.

Loans Receivable.

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values and credit risk factors. For fixed rate loans, fair values are based on discounted cash flows, credit risk factors, and liquidity factors.

Bank Owned Life Insurance.

The fair value of bank owned life insurance is the cash surrender value of the policies, net of surrender charges.

Deposit liabilities.

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are based on discounted cash flows.

Federal Home Loan Bank Advances.

The fair values of Federal Home Loan Bank Advances are based on discounted cash flows. The discount rate is equal to the market rate currently offered on similar products.

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2011:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$49,326	$49,326
Securities available for sale	131,861	131,861
Loans, net	463,745	470,290
Bank owned life insurance	9,276	9,276
Federal home Loan Bank stock	3,783	3,783
Federal Reserve Bank stock	1,062	1,062

Financial liabilities:
Deposits	609,442	609,994

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	3,842

The carrying amount of loans include $16,621,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2011. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2010:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$60,874	$60,874
Securities available for sale	126,189	126,189
Loans, net	474,828	466,007
Bank owned life insurance	9,195	9,195
Federal Home Loan Bank stock	3,939	3,939
Federal Reserve Bank stock	1,062	1,062

Financial liabilities:
Deposits	628,440	628,983

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	3,603

The carrying amount of loans include $16,712,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2010. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE G – PREFERRED STOCK

Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program in February, 2009. The Preferred Stock consists of two issues, Series A and Series B.The Series A and Series B Preferred Stock are both carried at liquidation value less discounts received plus premiums paid that are amortized over the expected timeframe that the Preferred Shares will be outstanding using the level yield method. The Series A and Series B Preferred Stock must be redeemed after ten years.

The Series A Preferred Stock carries a dividend yield of 5% for the first five years. Beginning in year six, the dividend increases to 9% and continues at this rate until repaid. The Series B Preferred Stock pays a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues would be 6.83% to the expected repayment date, which is currently anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds is allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock is outstanding, and the execution of documents that allow the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion.In addition, beginning in the second quarter of 2010, the Company must obtain regulatory approval from the Office of the Comptroller of the Currency before TARP dividends can be paid. As of March 31, 2011, all dividend payments on our Preferred Stock have been paid in accordance with the Treasury’s Capital Purchase Program.

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

Liquidity Risk.The stability of funding sources and continued availability of borrowings; our ability to raise capital or incur debt on reasonable terms.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. The Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Recent Accounting Pronouncements

In January, 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. As this ASU is disclosure-related only, the adoption of this ASU will not impact the Bank’s financial condition or results of operations.

In April, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.Given the recent economic downturn, the volume of debt restructured (modified) by creditors has increased. Several stakeholdersraised concerns about whether additional guidance or clarification is needed to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Diversity in practice could adversely affect the comparability of information for users about restructurings of receivables. The amendments in this Update apply to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors.

In evaluating whether a restructuring constitues a troubled debt restructuring, a creditor must separately conclude that both of the following exist:

1.	The restructuring constitutes a concession.
2.	The debtor is experiencing financial difficulties.

For public entities, the amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied restrospectively to the beginning of the annual period of adoption. As this ASU is disclosure-related only, the adoption of this ASU will not impact the Bank’s financial condition or results of operations.

Earnings Analysis

Net earnings for the quarter ended March 31, 2011 were $803,000, compared to net earnings of $1,004,000 for the quarter ended March 31, 2010, a decrease of $201,000, or 20.0%. Earnings before income tax expense for the quarter ended March 31, 2011 were $1,150,000, compared to$1,272,000 for the quarter ended March 31, 2010, adecrease of $122,000, or 9.6%. Net earnings available to common stockholders for the quarter ended March 31, 2011 were $589,000, compared to net earnings available to common stockholders of $792,000 for the quarter ended March 31, 2010, a decrease of $203,000, or 25.6%.

Net interest income for the quarter ended March 31, 2011 was $7,335,000, compared to $6,960,000 for the quarter ended March 31, 2010, anincrease of $375,000, or 5.4%. This increase was possible due to rate declines in our interest-bearing liabilities that exceeded the rate declines in our interest earning assets on a year over year basis. Customer deposit rates are at or near historic lows for the Company.

Basic earnings per share were $0.18 for the first quarter of 2011 compared to $0.24 for the first quarter of 2010. Diluted earnings per share were $0.18 for the first quarter of 2011 compared to $0.24 for the first quarter of 2010.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Three months ended March 31,
	2011			2010
(Dollar amounts In thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$482,136	$7,438	6.26%	$501,461	$7,982	6.46%
Taxable securities (3)	85,380	404	1.92%	79,830	437	2.22%
Nontaxable securities (3)	43,591	501	4.66%	27,471	318	4.69%
Federal funds sold	—	—	—	1	—	—
Total interest earning assets	611,107	8,343	5.54%	608,763	8,737	5.82%

NONINTEREST EARNING ASSETS:
Cash and due from banks	55,341			72,037
Premises and equipment	13,490			11,836
Other assets	30,923			34,486
Total noninterest earning assets	99,754			118,359
TOTAL ASSETS	$710,861			$727,122

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$60,689	34	0.23%	$58,449	51	0.35%
Money market	257,921	543	0.85%	265,518	910	1.39%
Savings	45,870	28	0.25%	42,084	26	0.25%
Time deposits	118,095	279	0.96%	126,659	453	1.45%
FederalHome Loan Bank advances	—	—	—	24,889	260	4.24%
Federal funds purchased	—	—	—	11	—	—
Total interest bearing liabilities	482,575	884	0.74%	517,610	1,700	1.32%

NONINTEREST BEARING LIABILITIES:
Demand deposits	139,638			122,631
Other liabilities	7,280			7,460
Total noninterest bearing liabilities	146,918			130,091

TOTAL LIABILITIES	629,493			647,701
Stockholders’ equity	81,368			79,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$710,861			$727,122

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,459	4.95%		$7,037	4.69%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
2) Amounts of interest earned included loan fees of $246,000 and $303,000 for the quarters ended March 31, 2011 and 2010, respectively.
3)Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $124,000 and $77,000 for the quarters ended March 31, 2011 and 2010, respectively, and were derived from nontaxable municipal interest income.
4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assetsand multiplied by an annualization factor.

Table 1, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2011 and 2010. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2011, average gross loans outstanding represented 78.9% of average earning assets. For the quarter ended March 31, 2010, they represented 82.4% of average earning assets.During the first quarter of 2011, the Bank’s loan portfolio decreased primarily due to a lack of demand for loans by qualified borrowers. Loan paydowns and payoffs exceeded new loan originations during the quarter.

The taxable equivalent yield on average interest earning assets for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010decreased from 5.82% to 5.54%, or 28 basis points. Average loans decreased by $19,325,000, average interest on the loan portfolio decreased from 6.46% to 6.26%. Interest incomeon total interest earning assets decreased $394,000 or 4.51% on a tax equivalent basis.All excess cash positions during the first quarter of 2011, were invested in our interest earning Federal Reserve demand deposit account on a daily basis, earning interest at an annual yield of 0.25%.

For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, the cost on total interest bearing liabilities decreased from 1.32% to 0.74%, adecrease of 58 basis points. The principal source of deposit liabilities comes from savings and money marketdeposits. Average money market deposits decreased from $265,518,000 in the first quarter of 2010 to $257,921,000during this same period during 2011, a decrease of$7,597,000, or 2.86%. Our average money market deposit cost decreased from 1.39% to 0.85%, and the expense on these deposits decreased $367,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

TABLE 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Three months ended March 31,
	2011 compared to 2010
	Increase(decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(545)	$(246)	$(299)
Taxable securities	(33)	(59)	26
Nontaxable securities (1)	183	(2)	185
Total	(395)	(307)	(88)
INTEREST BEARING LIABILITIES
Demand deposits	17	19	(2)
Money market	367	351	16
Savings	(2)	—	(2)
Time deposits	175	144	31
Federal Home Loan Bank advances	260	—	260
Total	817	514	303
NET INTEREST INCOME	$422	$207	$215

(1)	Includes tax equivalent adjustments of $124,000 and $77,000 in the three months ended March 31, 2011, and March 31, 2010, respectively.
(2)	Increases (decreases) shown are in relation to their effect on net interest income.

For the three month periods ended March 31, 2011 and March 31, 2010, respectively, the above table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2011	2010	Amount	Percent
Service charges	$697	$685	$12	1.8%
Credit card fees	150	152	(2)	-1.3%
Gain on sale of available-for-sale securities	22	108	(86)	-79.6%
Other income	144	131	13	9.9%
Total noninterest income	$1,013	1,076	$(63)	-5.9%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. The Bank service charges were up slightly during the first quarter of 2011 when compared to the same period during 2010 due to a small increase in our overdraft fees that was implemented during the first quarter of 2011.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2011	2010	Amount	Percent
Salaries and employee benefits	$3,486	$3,502	$(16)	-0.5%
Occupancy expense	556	512	44	8.6%
Equipment expense	408	512	(104)	-20.3%
Professional fees	364	260	104	40.0%
FDIC assessment	375	259	116	44.8%
Telephone, postage & supplies	313	278	35	12.6%
Operating losses	224	9	215	2388.9%
Other real estate owned expense	188	198	(10)	-5.1%
Bankcard expenses	136	139	(3)	-2.2%
Gain on sale of other real estate owned	(91)	(24)	(67)	279.2%
Loss on impairment of other real estate owned	—	161	(161)	-100.0%
Other expense	789	708	81	11.4%
Total noninterest expense	$6,748	$6,514	$234	3.6%

Noninterest expense consists mainly of salaries and employee benefits.For the three months ended March 31, 2011 compared to three months ended March 31, 2010, it represented 51.7% and 53.8% of total noninterest expenses. During the first quarter of 2011, the Bank experienced an operational loss of approximately $200,000 related to an unauthorized foreign wire transfer. The operational loss is is net of an expected $300,000 insurance reimbursement claim that has been filed with the Bank’s insurance carrier.

Provision for Loan Losses

There was a provision for loan losses of $450,000 for the three-month period ended March 31, 2011 compared to a provision for loan losses of $250,000 for the same period in 2010. The allowance for loan losses was approximately $9,784,000 or 2.07% of total gross loans at March 31, 2011, compared to $9,524,000 or 1.97% of total gross loans at December 31, 2010. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged-off during the first quarter of 2011 were significantly lower than during the same time period during 2010, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis.

Income Taxes

The effective tax rate for the quarter ended March 31, 2011 was a 30.2% tax expense compared to a 21.1% tax expensefor the quarter ended March 31, 2010.Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in California Enterprise Zones. Another significant reason for changes in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

Asset and Liability Management

Ongoing management of the Company’s interest rate sensitivity limits interest rate risk through monitoring the mix and maturity of loans, investments and deposits. Management regularly reviews the Company’s position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired interest rate sensitivity position including the sale or purchase of assets and product pricing.

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2011, are adequate to meet its operating needs in 2011 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets decreased to $696,590,000 at March 31, 2011 from $714,639,000 at December 31, 2010, a decrease of $18,049,000. The principal source of this decrease was the netpaydown and payoff of $10,633,000 in net loans and a reduction of $11,548,000 in our cash and due from banks, which was partiallyoffset by anincrease of $5,672,000 in securities available-for-sale.

Loans. Gross loans (before loan fees (cost)) at March 31, 2011 were $473,810,000, adecrease of $10,862,000 or 2.24% from December 31, 2010. Gross commercial real estateloans decreased $3,023,000,real estate construction loans increased $3,551,000, real estate multi- family loans decreased $1,102,000, real estate loans secured by 1 to 4 family residences increased $6,225,000, commercial & industrial loans decreased $16,561,000, and consumer loans increased by $48,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO
	March 31		December 31
(Dollar amounts in thousands)	2011	Percent	2010	Percent
Commercial real estate	$275,843	58%	$278,866	56%
Real estate construction	31,128	7%	27,577	6%
Real estate multi family	41,482	9%	42,584	9%
Real estate 1 to 4 family	77,688	16%	71,463	15%
Commercial & industrial	44,932	9%	61,493	13%
Consumer loans	2,737	1%	2,689	1%
Gross loans	473,810	100%	484,672	100%
Net deferred loan (fees)	(281)	0%	(320)	0%
Total	$473,529	100%	$484,352	100%

Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is deter-mined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. TheCompany’s management considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management watches for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2011, and the three months ended March 31, 2010 is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES
	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2011	March 31, 2010
Balance, beginning of period	$9,524	$9,829
Provision for loan losses	450	250
Recoveries	13	26
Amounts charged off	(203)	(1,009)
Balance, end of period	$9,784	$9,096

During the first quarter of 2011, there was a provision of $450,000,compared to $250,000 in the first quarter of 2010. The increase in the provision was considered necessary given the existing risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, yet remain above historic norms.

In management’s judgment, the allowance is adequate to absorb losses currently inherent in the loan portfolio at March 31, 2011. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Year Ended March 31, 2011
(Dollar amounts in thousands)
				Real estate
	Commercial	Commercial	Real estate	1 to 4
	& industrial	Real Estate	Construction	family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,102	$4,103	$1,999	$1,233	$87	$9,524
Charge-offs	(200)	—	—	—	(3)	(203)
Recoveries	4	—	9	—	—	13
Provision	(301)	257	97	372	25	450
Ending balance	$1,605	$4,360	$2,105	$1,605	$109	9,784

Ending balance: individually evaluated for impairment	$438	$492	$368	$198	$16	1,512

Ending balance: collectively evaluated for impairment	$1,167	$3,868	$1,737	$1,407	$93	8,272

Loans:
Ending balance	$44,932	$317,325	$31,128	$77,688	$2,737	473,810

Ending balance: individually evaluated for impairment	$8,105	$8,357	$8,927	$3,308	$30	28,727

Ending balance: collectively evaluated for impairment	$36,827	$308,968	$22,201	$74,380	$2,707	445,083

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2011, there was$22,233,000 in nonperforming assets,compared to $23,392,000 at December 31, 2010. Nonaccrual loans were $16,621,000 at March 31, 2011, compared to $16,712,000 at December 31, 2010. There were no loans past due 90 days and still accruing at either date.

There was $5,612,000 in Other Real Estate Owned at March 31, 2011, and $6,680,000 at December 31, 2010.During the first quarter of 2011 the Bank sold one property and did not foreclose on any new loans. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties 7will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2011, were $609,442,000 compared to $628,440,000 on December 31, 2010. Of these totals, noninterest-bearing demand deposits were $134,446,000 or 22.1% of the total on March 31, 2011, and $137,237,000 or 21.8% on December 31, 2010. Time deposits were $113,716,000 on March 31, 2011, and $125,400,000 on December 31, 2010. The reduction in deposit balances during the first quarter of 2011, in the opinion of management, is related to our deposit customers de-leveraging their personal and business balance sheets.

The following table sets forth the maturity schedule of the time certificates of deposit on March31, 2011:

TABLE 7

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$14,263	$25,791	$40,054
Over three through six months	8,917	17,535	26,452
Over six through twelve months	8,687	20,055	28,742
Over twelve months	9,908	8,560	18,468
Total	$41,775	$71,941	$113,716

Regulatory Capital.The following table shows the risk-based capital ratios and leverage ratios at March 31, 2011 and December 31, 2010 for the Bank:

TABLE 8				Minimum “Well
	March 31,	December 31,		Capitalized”
Regulatory Capital Ratios	2011	2010		Requirements
Total Regulatory Capital Ratio	15.22%	14.85%	≥	10.00%
Tier 1 Capital Ratio	13.97%	13.60%	≥	6.00%
Leverage Ratios	10.80%	10.46%	≥	5.00%

As a result of a regularly scheduled Office of the Comptroller of the Currency (“OCC”) examination during 2010, management and the Board of Directors have informally agreed with the OCC totake actions to further strengthen and improve asset quality and capital adequacy, including, among other things, to: maintain a minimum leverage capital ratio of 9% and total risk-based capital ratio of 12%; seek OCC approval and concurrence before declaring any dividends on common or preferred shares; to reduce the level of risk in the commercial real estate (“CRE”) segment of our loan portfolio; and strengthen the documentation of our analysis and review of the adequacy of our allowance for loan losses.

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2011, liquid assets were $181,187,000, or 26.0% of total assets. As of December 31, 2010, liquid assets were $187,063,000, or 26.2% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity.A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2011,and December 31, 2010, respectively, net loans were at 76% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2011 and December 31, 2010, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $102,450,000 and $96,083,000 at March 31, 2011 and December 31, 2010, respectively. As a percentage of net loans, these off-balance sheet items represent 22.1% and20.2% respectively.

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

Item 4T. Controls and Procedures.

(a)           Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2011. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2011, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2010 Form 10K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended March 31, 2011. There were 10,457 shares remaining that may be repurchased under this Plan as of March 31, 2011. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6.Exhibits

Exhibits
31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350  Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)

Dated:

May 11, 2011.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)