Form 10-Q
period 2011-06-30
FNB BANCORP/CA/
filed 2011-08-11
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 3, 2011: 3,341,994 shares.

FNB BANCORP
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(Dollar amounts in thousands)	2011	2010

ASSETS

Cash and due from banks	$68,654	$60,874
Securities available-for-sale, at fair value	143,164	126,189
Loans, net of allowance for loan losses of $9,719 and $9,524 on June 30, 2011 and December 31, 2010	459,756	474,828
Bank premises, equipment, and leasehold improvements, net	13,647	13,535
Other real estate owned	2,438	6,680
Goodwill	1,841	1,841
Accrued interest receivable and other assets	28,948	30,692
Total assets	$718,448	$714,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	138,249	137,237
Demand, interest bearing	62,901	60,413
Savings and money market	313,744	305,390
Time	113,614	125,400
Total deposits	628,508	628,440

Accrued expenses and other liabilities	6,010	5,275
Total liabilities	634,518	633,715

Stockholders’ equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares (liquidation preference of $1,000 per share plus accrued dividends)	11,837	11,747
Preferred stock - series B - no par value, authorized and outstanding 600 shares (liquidation preference of $1,000 per share plus accrued dividends)	610	615
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,341,994 shares at June 30, 2011 and 3,341,049 shares at December 31, 2010	46,726	46,565
Retained earnings	23,165	21,760
Accumulated other comprehensive income	1,592	237
Total stockholders’ equity	83,930	80,924
Total liabilities and stockholders’ equity	$718,448	$714,639

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$7,407	$7,954	$14,845	$15,936
Interest on taxable securities	462	504	866	941
Interest on tax-exempt securities	401	298	778	539
Total interest income	8,270	8,756	16,489	17,416
Interest expense:
Deposits	857	1,223	1,741	2,663
Federal Home Loan Bank advances	—	107	—	367
Total interest expense	857	1,330	1,741	3,030
Net interest income	7,413	7,426	14,748	14,386
Provision for loan losses	400	315	850	565
Net interest income after provision for loan losses	7,013	7,111	13,898	13,821
Noninterest income:
Service charges	811	674	1,508	1,359
Credit card fees	178	162	328	314
Gain on sale of securities	128	54	150	162
Bank owned life insurance earnings	84	81	165	159
Other income	188	54	251	107
Total noninterest income	1,389	1,025	2,402	2,101
Noninterest expense:
Salaries and employee benefits	3,423	3,478	6,909	6,980
Occupancy expense	585	505	1,141	1,017
Equipment expense	417	511	825	1,023
Professional fees	393	320	757	579
FDIC assessment	300	363	675	623
Telephone, postage and supplies	298	267	611	545
Operating losses	10	24	234	32
Bankcard expenses	165	150	301	289
Loss (gain) on sale of other real estate owned	25	(1)	(66)	(25)
Loss on impairment of other real estate owned	230	486	230	647
Other real estate owned expense	73	414	261	612
Other expense	853	719	1,642	1,428
Total noninterest expense	6,772	7,236	13,520	13,750
Earnings before provision for income tax expense	1,630	900	2,780	2,172
Provision for income tax expense	450	161	797	429
Net earnings	1,180	739	1,983	1,743
Dividends and discount accretion on preferred stock	214	214	428	426
Net earnings available to common stockholders	$966	$525	$1,555	$1,317

Earnings per share data:
Basic	$0.29	$0.16	$0.47	$0.39
Diluted	$0.29	$0.16	$0.46	$0.39

Weighted average shares outstanding:
Basic	3,342	3,341	3,342	3,341
Diluted	3,368	3,341	3,363	3,350

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$1,180	$739	$1,983	$1,743
Unrealized holding gain on available-for-sale securities	1,147	698	1,444	717
Reclassification adjustment for gain on available-for-sale securities sold, net of tax	(76)	(32)	(89)	(96)
Total comprehensive earnings	$2,251	$1,405	$3,338	$2,364

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30
	2011	2010
Cash flow from operating activities:
Net earnings	$1,983	$1,743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(150)	(162)
Depreciation, amortization and accretion	1,332	1,178
Gain on sale of other real estate owned	(66)	(25)
Stock-based compensation expense	154	84
Provision for loan losses	850	565
Decrease in accrued interest receivable and other assets	1,744	950
Valuation allowance on other real estate owned	230	647
(Decrease) increase in accrued expenses and other liabilities	(205)	65
Net cash provided by operating activities	5,872	5,045

Cash flows from investing activities
Purchase of securities available-for-sale	(29,786)	(65,519)
Proceeds from matured/called/sold securities available-for-sale	14,655	37,500
Proceeds from sale of other real estate owned	4,078	1,672
Net investment in other real estate owned	—	(468)
Net decrease in loans	14,222	9,949
Purchases of bank premises, equipment, leasehold improvements	(842)	(713)
Net cash provided by (used in) investing activities	2,327	(17,579)

Cash flows from financing activities
Net increase in demand and savings deposits	11,854	28,356
Net decrease in time deposits	(11,786)	(7,154)
Net decrease in Federal Home Loan Bank advances	—	(10,000)
Dividends paid on common stock	(167)	(318)
Exercise of stock options	7	—
Dividends paid on preferred stock series A and B	(327)	(327)
Net cash (used in) provided by financing activities	(419)	10,557
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,780	(1,977)
Cash and cash equivalents at beginning of period	60,874	62,853
Cash and cash equivalents at end of period	$68,654	$60,876

Additional cash flow information:
Interest paid	$1,728	$3,232
Income taxes paid	1,090	132
Non-cash investing and financing activities:
Accrued dividends	—	159
Change in unrealized gain (loss) in available for-sale securities, net of tax	1,355	621
Loans transferred to other real estate owned	—	3,183
Deemed dividends on preferred stock	101	99

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010.

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

The amount of compensation expense for options recorded in the quarters ended June 30, 2011 and June 30, 2010 was $81,000 and $42,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended June 30, 2011, and 2010, respectively. The amount of compensation expense for options recorded in the six months ended June 30, 2011 and 2010 was $154,000 and $84,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the six months ended June 30, 2011 and 2010, respectively.

There was a $103,000 intrinsic value for options exercisable and a $6,000 intrinsic value for options exercised during the quarter and six month periods ended June 30, 2011.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2011 was $508,000, and the weighted average period over which it will be amortized is 2.6 years.

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

Earnings per share have been computed based on the following :

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$1,180	$739	$1,983	$1,743
Dividends and discount accretion on preferred stock	214	214	428	426
Net earnings available to common shareholders	$966	$525	$1,555	$1,317

Average number of shares outstanding	3,342,000	3,341,000	3,342,000	3,341,000
Effect of dilutive options	26,000	—	21,000	9,000
Average number of shares outstanding used to calculate diluted earnings per share	3,368,000	3,341,000	3,363,000	3,350,000

Options for 334,997 and 322,797 shares were excluded for the quarterly and year to date earnings per share calculations as the effect would have been anti-dilutive.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
June 30, 2011
U. S. Treasury securities	$12,381	$120	$—	$12,501
Obligations of U.S. Government agencies	46,704	557	(30)	47,231
Mortgage backed securities	26,708	724	(8)	27,424
Obligations of states and political subdivisions	47,549	1,295	(118)	48,726
Corporate debt	7,124	168	(10)	7,282
	$140,466	$2,864	$(166)	$143,164

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2010:
U.S. Treasury securities	$12,440	$2	$(97)	$12,345
Obligations of U.S. Government agencies	45,941	488	(315)	46,114
Mortgage-backed securities	18,564	521	(17)	19,068
Obligations of states and political subdivisions	42,738	582	(864)	42,456
Corporate debt	6,105	109	(8)	6,206
	$125,788	$1,702	$(1,301)	$126,189

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of June 30, 2011 and December 31, 2010 follows.

		Under 12		12 Months
	Total	Months	Total	or More	Total	Total
June 30, 2011:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies	$4,280	$(30)	$—	$—	$4,280	$(30)
Mortgage backed securities	1,513	(8)	—	—	1,513	(8)
Obligations of states and political subdivisions	9,436	(118)	—	—	9,436	(118)
Corporate debt	1,441	(10)	—	—	1,441	(10)
Total	$16,670	$(166)	$—	$—	$16,670	$(166)

		Under 12		12 Months
	Total	Months	Total	or More	Total	Total
December 31, 2010:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,341	$(97)	$—	$—	$11,341	$(97)
Obligations of U.S. Government agencies	19,983	(315)	—	—	19,983	(315)
Mortgage-backed securities	1,864	(17)	—	—	1,864	(17)
Obligations of states and political subdivisions	22,639	(864)	—	—	22,639	(864)
Corporate debt	1,437	(8)	—	—	1,437	(8)
Total	$57,264	$(1,301)	$—	$—	$57,264	$(1,301)

At June 30, 2011 and December 31, 2010, there were no securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at June 30, 2011. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of June 30, 2011 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2011:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$5,870	$5,928
Due after one through five years	74,028	75,187
Due after five years through ten years	19,337	19,901
Due after ten years	41,231	42,148
	$140,466	$143,164

For the six months ended June 30, 2011, gross realized gains amounted to $150,000 on the sale of $10,185,000 in securities. For the six months ended June 30, 2010, gross realized gains amounted to $162,000 on the sale of $25,297,000 in securities.

At June 30, 2011, securities with an amortized cost of $77,787,000 and fair value of $79,389,000 were pledged as collateral for public deposits and for other purposes required by law.

At June 30, 2011 and December 31, 2010, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheet of $1,062,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment. At June 30, 2011 and December 31, 2010, the Bank had investments in Federal Home Loan Bank stock classified as other assets in the accompanying balance sheet of $3,620,000 and $3,939,000, respectively. These investments in Federal Home Loan Bank stock are carried at cost, and evaluated periodically for impairment.

NOTE E – LOANS

Loans are summarized as follows at June 30, 2011 and December 31, 2010:

	June 30	December 31
(Dollar amounts in thousands)	2011	2010
Commercial real estate	$275,527	$278,866
Real estate construction	29,938	27,577
Real estate multi family	40,279	42,584
Real estate 1 to 4 family	77,992	71,463
Commercial & industrial	43,623	61,493
Consumer loans	2,321	2,689
Gross loans	469,680	484,672
Net deferred loan fees	(205)	(320)
Allowance for loan losses	(9,719)	(9,524)
Total	$459,756	$474,828

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

	Impaired Loans
	At June 30, 2011
		Unpaid
(Dollar amounts in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Commercial & industrial	$3,807	$4,324	$—
Commercial real estate	1,933	1,933	—
Residential - 1 to 4 family	1,036	1,141	—
Total	6,776	7,398	—

With an allowance recorded
Commercial	$4,089	4,090	$1,223
Commercial real estate construction	7,872	8,072	143
Commercial real estate	6,685	6,846	858
Residential- 1 to 4 family	2,255	2,262	176
Total	20,901	21,270	2,400

Total
Commercial & industrial	$7,896	$8,414	$1,223
Commercial real estate construction	7,872	8,072	143
Commercial real estate	8,618	8,779	858
Residential - 1 to 4 family	3,291	3,403	176
Grand total	$27,677	$28,668	$2,400

	Impaired Loans
	3 months ended		6 months ended
	June 30, 2011		June 30, 2011
	Average		Average
(Dollar amounts in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$5,566	$41	$4,962	$45
Commercial real estate	1,933	30	1,934	27
Residential - 1 to 4 family	1,069	11	1,082	12
Total	8,568	82	7,978	84

With an allowance recorded
Commercial	$4,102	$8	$4,125	$8
Commercial real estate construction	8,400	37	8,402	65
Commercial real estate	6,710	11	6,746	9
Residential- 1 to 4 family	2,256	18	2,256	20
Total	21,467	74	21,529	102

Total
Commercial & industrial	$9,668	49	$9,087	$53
Commercial real estate construction	8,400	37	8,402	65
Commercial real estate	8,643	41	8,680	36
Residential - 1 to 4 family	3,325	29	3,338	32
Grand total	$30,035	$156	$29,507	$186

	Impaired Loans
	At December 31, 2010
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$4,743	$4,841	$—	$4,801	$74
Commercial real estate	4,206	4,206	—	4,323	131
Total	8,949	9,047	—	9,124	205

With an allowance recorded
Commercial & industrial	$2,644	3,044	$527	$2,945	$31
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	3,474	3,474	364	3,505	171
Residential- 1 to 4 family	3,304	3,349	210	3,347	100
Total	18,353	18,798	1,469	15,357	605

Total
Commercial & industrial	$7,387	$7,885	$527	$7,746	$105
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	7,680	7,680	364	7,828	302
Residential - 1 to 4 family	3,304	3,349	210	3,347	100
Grand total	$27,302	$27,845	$1,469	$24,481	$810

Nonaccrual loans totaled $15,844,000 and $16,712,000 as of June 30, 2011 and December 31, 2010. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified agreements, and interest is accrued.

The following aggregate information is provided at June 30, 2011 and December 31, 2010, about the contractual provisions of these loans:

	June 30	December 31
(Dollar amounts in thousands)	2011	2010
Outstanding balance	$15,844	$16,712
Weighted average rate	5.91%	5.99%
Weighted average term to maturity	75 months	69 months

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	June 30,	December 31,
	2011	2010
Commercial & industrial	$2,823	$5,415
Real estate - construction	642	3,518
Commercial real estate	11,070	6,662
Real estate 1 to 4 family	1,309	1,117
Consumer	0	—
Total	$15,844	$16,712

Interest income on impaired loans of $156,000 and $186,000 was recognized for the three and six months ended June 30, 2011, and $810,000 was recognized for cash payments received during the year ended December 31, 2010. The amount of interest on impaired loans not collected for the three and six months ended June 30, 2011 was $150,000 and $390,000, and the year ended December 31, 2010 was $290,000. The cumulative amount of unpaid interest on impaired loans was $150,000 and $390,000 for the three and six months ended June 30, 2011, and $1,095,000 for the year ended December 31, 2010.

A summary of the number, principal amounts outstanding for troubled debt restructurings were as follows as of June 30, 2011 and December 31, 2010.

	Modifications
	As of June 30, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	4	$3,068	$3,068
Real estate 1 to 4 family	2	1,026	1,026
Commercial real estate	3	1,690	1,690
Real estate multi family	1	3,368	3,368
Total	10	9,152	9,152

	Modifications
	As of December 31, 2010
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	3	$2,416	$2,416
Real estate 1 to 4 family	4	2,621	2,621
Commercial real estate	4	4,598	4,598
Real estate multi family	2	9,774	9,774
Total	13	19,409	19,409

	Age Analysis of Past Due Loans
	As of June 30, 2011
(Dollar amounts in thousands)
	30-59	60-89	Greater				Recorded
	Days	Days	Than	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$90	$807	$2,823	$3,720	$39,903	$43,623	$—
Commercial real estate	523	—	11,070	11,593	304,213	315,806	—
Commercial real estate-construction	343	—	642	985	28,953	29,938	—
Residential	—	200	1,309	1,509	76,483	77,992	—
Consumer	—	10	—	10	2,311	2,321	—
Total	$956	$1,017	$15,844	$17,817	$451,863	$469,680	$—

	Age Analysis of Past Due Loans
	As of December 31, 2010
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Greater	Total			Investment >
	Past	Past	Than	Past		Total	90 Days and
	Due	Due	90 Days	Due	Current	Loans	Accruing
Commercial & industrial	$1,216	$250	$1,251	$2,717	$58,776	$61,493	$—
Commercial real estate	4,138	1,705	6,051	11,894	309,556	321,450	—
Commercial real estate -construction	—	—	1,556	1,556	26,021	27,577	—
Residential	2,830	99	70	2,999	68,464	71,463	—
Consumer	2	—	—	2	2,687	2,689	—

Total	$8,186	$2,054	$8,928	$19,168	$465,504	$484,672	$—

Credit Quality Indicators
As of June 30, 2011
(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$34,414	$—	$8,933	$276	$43,623
Real estate construction	20,701	—	9,237	—	29,938
Commercial real estate	303,593	—	11,860	353	315,806
Real estate 1 to 4 family	73,649	—	3,877	466	77,992
Consumer loans	2,321	—	—	—	2,321
Totals	$434,678	$—	$33,907	$1,095	$469,680

Credit Quality Indicators
As of December 31, 2010
(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$54,726	$175	$6,327	$265	$61,493
Real estate construction	15,464	—	12,113	—	27,577
Commercial real estate	304,869	3,913	12,668	—	321,450
Real estate 1 to 4 family	66,460	—	4,734	269	71,463
Consumer loans	2,689	—	—	—	2,689
Totals	$444,208	$4,088	$35,842	$534	$484,672

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Quarter Ended June 30, 2011
(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	real estate	construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,605	$4,360	$2,105	$1,605	$109	$9,784
Charge-offs	100	(525)	—	—	(50)	(475)
Recoveries	1	—	9	—	—	10
Provision	583	530	(578)	(145)	10	400
Ending balance	$2,289	$4,365	$1,536	$1,460	$69	$9,719

Ending balance: individually evaluated for impairment	$1,223	$858	$143	$176	$0	$2,400

Ending balance: collectively evaluated for impairment	$1,066	$3,507	$1,393	$1,284	$69	$7,319

Loans:
Ending balance	$43,623	$315,806	$29,938	$77,992	$2,321	$469,680

Ending balance: individually evaluated for impairment	$6,328	$9,017	$8,696	$3,636	$—	$27,677

Ending balance: collectively evaluated for impairment	$37,295	$306,789	$21,242	$74,356	$2,321	$442,003

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Quarter Ended June 30, 2010
(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	Real Estate	Construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,542	$4,343	$1,945	$1,223	$43	$9,096
Charge-offs	(31)	(88)	—	(217)	(10)	(346)
Recoveries	2	—	9	—	—	11
Provision	1,237	(695)	(496)	230	39	315
Ending balance	$2,750	$3,560	$1,458	$1,236	$72	9,076

Ending balance: individually evaluated for impairment	$778	$—	$98	$92	$—	968

Ending balance: collectively evaluated for impairment	$1,972	$3,560	$1,360	$1,144	$72	8,108

Loans:
Ending balance	$68,547	$334,634	$28,181	$56,095	$2,462	489,919

Ending balance: individually evaluated for impairment	$6,983	$6,269	$7,380	$1,194	$—	21,826

Ending balance: collectively evaluated for impairment	$61,564	$328,365	$20,801	$54,901	$2,462	468,093

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Six Months Ended June 30, 2011
(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	real estate	construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,102	$4,103	$1,999	$1,233	$87	$9,524
Charge-offs	(100)	(525)	—	—	(53)	(678)
Recoveries	5	—	18	—	—	23
Provision	282	787	(481)	227	35	850
Ending balance	$2,289	$4,365	$1,536	$1,460	$69	$9,719

Ending balance: individually evaluated for impairment	$1,223	$858	$143	$176	$0	$2,400

Ending balance: collectively evaluated for impairment	$1,066	$3,507	$1,393	$1,284	$69	$7,319

Loans:
Ending balance	$43,623	$315,806	$29,938	$77,992	$2,321	$469,680

Ending balance: individually evaluated for impairment	$6,328	$9,017	$8,696	$3,636	$—	$27,677

Ending balance: collectively evaluated for impairment	$37,295	$306,789	$21,242	$74,356	$2,321	$442,003

	Allowance for Credit Losses and Recorded Investment in Loans
	Six months Ended June 30, 2010
(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	real estate	construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$809	$5,177	$3,110	$704	$29	$9,829
Charge-offs	(31)	(88)	(1,003)	(217)	(16)	(1,355)
Recoveries	3	—	18	14	2	37
Provision	1,969	(1,529)	(667)	735	57	565
Ending balance	$2,750	$3,560	$1,458	$1,236	$72	$9,076

Ending balance: individually evaluated for impairment	$778	$—	$98	$92	$—	$968

Ending balance: collectively evaluated for impairment	$1,972	$3,560	$1,360	$1,144	$72	$8,108

Loans:
Ending balance	$68,547	$334,634	$28,181	$56,095	$2,462	$489,919

Ending balance: individually evaluated for impairment	$6,983	$6,269	$7,380	$1,194	$—	$21,826

Ending balance: collectively evaluated for impairment	$61,564	$328,365	$20,801	$54,901	$2,462	$468,093

Risk rating system

Loans to borrowers graded as pass or pooled loans represent loans to borrowers of acceptable or better credit quality. They demonstrate sound financial positions, repayment capacity and credit history. They have an identifiable and stable source of repayment.

Special mention loans have potential weaknesses that deserve management’s attention. If left uncorrected these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. These assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

NOTE F – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,501	$12,501	$—	$—
Obligations of U.S. Government agencies	47,231	—	47,231	—
Mortgage-backed securities	27,424	—	27,424	—
Obligations of states and political subdivisions	48,726	—	48,726	—
Corporate debt	7,282	—	7,282	—
Total assets measured at fair value	$143,164	$12,501	$130,663	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. Treasury securities	$12,345	$12,345	$—	$—
Obligations of U.S. Government agencies	46,114	—	46,114	—
Mortgage-backed securities	19,068	—	19,068	—
Obligations of states and political subdivisions	42,456	—	42,456	—
Corporate debt	6,206	—	6,206	—
Total assets measured at fair value	$126,189	$12,345	$113,844	$—

The following tables present the recorded amount of assets measured at fair value on a non-recurring basis:

Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2011, Using
Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans *	$10,218	$—	$—	$10,218	$(894)
Total impaired assets measured at fair value	$10,218	$—	$—	$10,218	$(894)

The following tables present the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans *	$10,471	$—	$—	$10,471	$(1,069)
Other real estate owned	6,680	—	—	6,680	—
Total impaired assets measured at fair value	$17,151	$—	$—	$17,151	$(1,069)

* Represents impaired loans for which a change in the valuation occurred during the six months period ended June 30, 2011 and the year ended December 31, 2010.

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

Federal Home Loan Bank and Federal Reserve Bank stock.

Federal Home Loan Bank and Federal Reserve Bank stock can only be issued and redeemed at par by these entities. These securities cannot be sdold in open market transactions. Fair value is estimated to be their carrying value.

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

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2011:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$68,654	$68,654
Securities available for sale	143,164	143,164
Loans, net	459,756	467,120
Bank owned life insurance, net	9,361	9,361

Financial liabilities:
Deposits	628,508	629,028

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	3,477

The carrying amount of loans include $15,844,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2011. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2010:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$60,874	$60,874
Securities available for sale	126,189	126,189
Loans, net	474,828	466,007
Bank owned life insurance, net	9,195	9,195

Financial liabilities:
Deposits	628,440	628,983

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	3,603

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

The Series A Preferred Stock carries a dividend yield of 5% for the first five years. Beginning in year six, the dividend increases to 9% and continues at this rate until repaid. The Series B Preferred Stock pays a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues would be 6.83% to the expected repayment date, which is currently anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds is allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock is outstanding, and the execution of documents that allow the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion. In addition, beginning in the second quarter of 2010, the Company must obtain regulatory approval from the OCC before TARP dividends can be paid. As of June 30, 2011, all dividend payments on our Preferred Stock have been paid in accordance with the Treasury’s Capital Purchase Program.

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

Recent Accounting Pronouncements

In April, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. Given the recent economic downturn, the volume of debt restructured (modified) by creditors has increased. Several stakeholders raised concerns about whether additional guidance or clarification is needed to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Diversity in practice could adversely affect the comparability of information for users about restructurings of receivables. The amendments in this Update apply to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:

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

In April, 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.

In May, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the rquirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.

Some of the amendments clarify the Board’s intent about the application of existing fair value measurements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. As this ASU is disclosure-related only, the adoption of this ASU will not impact the Bank’s financial condition or results of operations.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, in this Update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total of other comprehensive income, along with a total for comprehensive income.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented.

Earnings Analysis

Net earnings for the quarter ended June 30, 2011 were $1,180,000, compared to net earnings of $739,000 for the quarter ended June 30, 2010, an increase of $441,000, or 60%. Cash dividend payments on the preferred shares outstanding were made as scheduled during the six months ended June 30, 2011 and 2010, respectively. Net earnings for the six months ended June 30, 2011 were $1,983,000 compared to net earnings of $1,743,000 for the six months ended June 30, 2010, an improvement of $240,000. Net earnings before income tax expense for the quarter ended June 30, 2011 were $1,630,000, compared to net earnings before income tax expense of $900,000 for the quarter ended June 30, 2010, an increase of $730,000. Net earnings available to common stockholders for the quarter ended June 30, 2011, were $966,000, compared to net earnings available to common stockholders of $525,000 for the quarter ended June 30, 2010. Earnings before income tax expense were $2,780,000 for the six months ended June 30, 2011 compared to net earnings before income tax expense of $2,172,000 for the six months ended June 30, 2010, an improvement of $608,000. The principal items contributing to this change were: a) a reduction of $1,091,000 in interest and fees on loans, caused by a decrease in volume and lower rates; a reduction of $922,000 in interest expense on deposits, and a decrease in rates from 1.18% to 0.73%; a $367,000 decrease in interest on Federal Home Loan Bank borrowings, as there were none in 2011; a $149,000 increase in service charge income, and a $230,000 decrease in noninterest expense. Net earnings available to common stockholders were $1,555,000 for the six months ended June 30, 2011, compared to net earnings available to common stockholders of $1,317,000 for the six months ended June 30, 2010. Earnings during the six months ended June 30, 2011 were positively affected by an increase in our net interest margin that was offset by an increase in our provision for loan losses during this same time period.

Net interest income for the quarter ended June 30, 2011 was $7,413,000, compared to $7,426,000 for the quarter ended June 30, 2010, a decrease of $13,000, or 0.2%. Net interest income for the six months ended June 30, 2011 was $14,748,000 compared to $14,386,000 for the six months ended June 30, 2010, an increase of $362,000, or 2.5%.

Basic and diluted earnings per share were $0.29 for the second quarter of 2011 compared to basic and diluted earnings of $0.16 for the second quarter of 2010. Basic earnings per per share were $0.47 and diluted earnings per share were $0.46 for the six months ended June 30, 2011, compared to basic and diluted earnings per share of $0.39 for the six months ended June 30, 2010.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2011 compared to the three-and six-month periods ended June 30, 2010.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,
	2011			2010
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$470,490	$7,407	6.31%	$494,126	$7,954	6.46%
Taxable securities	90,094	462	2.06%	88,625	504	2.28%
Nontaxable securities (3)	46,934	537	4.59%	33,776	395	4.69%
Fed funds sold	29	—	n/a	—	—	n/a
Total interest earning assets	607,547	8,406	5.55%	616,527	8,853	5.76%

NONINTEREST EARNING ASSETS:
Cash and due from banks	62,897			65,182
Premises	13,601			11,772
Other assets	29,071			34,756
Total noninterest earning assets	105,569			111,710
TOTAL ASSETS	$713,116			$728,237

INTEREST BEARING LIABILITIES:
Demand, int bearing	$62,201	36	0.23%	$61,552	46	0.30%
Money market	263,796	538	0.82%	273,536	769	1.13%
Savings	46,110	29	0.25%	43,317	27	0.25%
Time deposits	113,695	254	0.90%	121,876	381	1.25%
Federal Home Loan Bank advances	—	—	—	15,000	107	2.86%
Total interest bearing liabilities	485,802	857	0.71%	515,281	1,330	1.04%

NONINTEREST BEARING LIABILITIES:
Demand deposits	136,831			125,539
Other liabilities	7,845			7,514
Total noninterest bearing liabilities	144,676			133,053

TOTAL LIABILITIES	630,478			648,334
Stockholders’ equity	82,638			79,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$713,116			$728,237

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,549	4.98%		$7,523	4.89%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
(2) Amounts of interest earned include loan fees of $273,000 and $237,000 for the quarters ended June 30, 2011 and 2010, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $136,000 and $97,000 for the quarters ended June 30, 2011 and 2010, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,
	2011			2010
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$476,279	$14,845	6.29%	$497,773	$15,936	6.46%
Taxable securities	87,750	866	1.99%	84,252	941	2.25%
Nontaxable securities (3)	45,272	1,035	4.61%	30,641	714	4.70%
Fed funds sold	14	—	n/a	—	—	n/a
Tot interest earning assets	609,315	16,746	5.54%	612,666	17,591	5.79%

NONINTEREST EARNING ASSETS:
Cash and due from banks	59,140			68,590
Premises	13,546			11,804
Other assets	29,993			34,622
Tot noninterest earning assets	102,679			115,016
TOTAL ASSETS	$711,994			$727,682

Demand, int bearing	$61,449	70	0.23%	$60,009	97	0.33%
Money market	260,875	1,081	0.84%	269,549	1,679	1.26%
Savings	45,991	57	0.25%	42,704	53	0.25%
Time deposits	115,883	533	0.93%	124,254	834	1.35%
FHLB advances	—	—	n/a	19,917	367	3.72%
Fed funds purchased	—	—	n/a	6	—	n/a
Tot interest bearing liabilities	484,198	1,741	0.73%	516,439	3,030	1.18%

NONINTEREST BEARING LIABILITIES:
Demand deposits	138,226			124,093
Other liabilities	7,563			7,487
Tot noninterest bearing liabilities	145,789			131,580

TOTAL LIABILITIES	629,987			648,019
Stockholders’ equity	82,007			79,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,994			$727,682

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$15,005	4.97%		$14,561	4.79%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
(2) Amounts of interest earned included loan fees of $519,000 and $540,000 for the six months ended June 30, 2011 and 2010, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $257,000 and $175,000 for the six months ended June 30, 2011 and 2010, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2011 and 2010. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2011, average loans outstanding represented 77.4% of average earning assets. For the quarter ended June 30, 2010, they represented 80.1% of average earning assets. For the six months ended June 30, 2011 and 2010, average loans outstanding represented 78.2% and 81.2%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 decreased from 5.76% to 5.55%, or 21 basis points. Average loans decreased by $23,636,000, quarter to quarter, while their yield decreased from 6.46% to 6.31%, or 15 basis points. Interest income on total interest earning assets decreased $447,000 or 5.0% on a fully-taxable equivalent basis.

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010, the cost on total interest bearing liabilities decreased from 1.04% to 0.71%, a decrease of 33 basis points. The most expensive source of interest bearing liabilities comes from Federal Home Loan Bank advances. There were no advances during the quarter ended June 30, 2011. Time deposit interest cost decreased from 1.25% to 0.90%. Their average balance outstanding decreased by $8,181,000, or 6.7%, while their expense decreased $127,000. Money market deposits average volume decreased $9,740,000, or 3.6%, while their cost decreased 31 basis points, or 27.4%.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010, interest income on interest earning assets decreased $845,000 or 4.8% on a fully-taxable equivalent basis, while average earning assets decreased $3,351,000, or 0.5%. Average loans decreased by $21,494,000, or 4.3%. Interest on loans decreased $1,091,000 or 6.8%, while yield decreased 17 basis points, or 2.6%. The cost on total interest bearing liabilities decreased from 1.18% to 0.73%. There were no Federal Home Loan Bank advances during the six months of 2011. Time deposit averages decreased $8,371,000 or 6.7%. Their yield decreased 42 basis points, or 31.1%. Money market deposit average balances decreased $8,674,000, or 3.2%, and their cost decreased $598,000, or 35.6%.

For the three and six month periods ended June 30, 2011 and June 30, 2010, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended June 30,
(Dollar amounts in thousands)	2011 Compared to 2010
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(547)	$(175)	$(372)
Taxable securities	(42)	(49)	7
Nontaxable securities (1)	142	(8)	150
Total	$(447)	$(232)	$(215)

INTEREST BEARING LIABILITIES
Demand deposits	$10	$11	$(1)
Money market	231	211	20
Savings deposits	(2)	—	(2)
Time deposits	127	101	26
Federal Home Loan Bank advances	107	—	107
Total	$473	$323	$150
NET INTEREST INCOME	$26	$91	$(65)

(1)	Includes tax equivalent adjustment of $136,000 and $97,000 in the three months ended June 30, 2011 and June 30, 2010, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Six Months Ended June 30,
(Dollar amounts in thousands)	2011 Compared to 2010
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(1,091)	$(403)	$(688)
Taxable securities	(75)	(114)	39
Nontaxable securities (1)	321	(14)	335
Total	$(845)	$(531)	$(314)

INTEREST BEARING LIABILITIES
Demand deposits	$27	$29	$(2)
Money market	598	544	54
Savings deposits	(4)	—	(4)
Time deposits	301	245	56
Federal Home Loan Bank advances	367	—	367
Total	$1,289	$818	$471
NET INTEREST INCOME	$444	$287	$157

(1)	Includes tax equivalent adjustment of $257,000 and $175,000 in the six months ended June 30, 2011 and June 30, 2010, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended Jun 30,		Variance
(Dollar amounts in thousands)	2011	2010	Amount	Percent
Service charges	$811	$674	$137	20.3%
Credit card fees	178	162	16	9.9%
Gain on available-for-sale of securities	128	54	74	137.0%
Bank owned life insurance policy earnings	84	81	3	3.7%
Other income	188	54	134	248.1%
Total noninterest income	$1,389	$1,025	$364	35.5%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2011	2010	Amount	Percent
Service charges	$1,508	$1,359	$149	11.0%
Credit card fees	328	314	14	4.5%
Gain on sale of available-for-securities	150	162	(12)	-7.4%
Bank owned life insurance policy earnings	165	159	6	3.8%
Other income	251	107	144	134.6%
Total noninterest income	$2,402	$2,101	$301	14.3%

Noninterest income consists mainly of service charges on deposits, credit card fees and several other types of miscellaneous income. The increase in service charges is related primarily to an increase in the amount of nonsufficient funds and returned item service charges that were instituted during the first quarter of 2011.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2011	2010	Amount	Percent
Salaries and employee benefits	$3,423	$3,478	$(55)	-1.6%
Occupancy expense	585	505	80	15.8%
Equipment expense	417	511	(94)	-18.4%
Professional fees	393	320	73	22.8%
FDIC assessment	300	363	(63)	-17.4%
Telephone, postage & supplies	298	267	31	11.6%
Operating losses	10	24	(14)	-58.3%
Other real estate owned expense	73	414	(341)	-82.4%
Bankcard expenses	165	150	15	10.0%
Loss (gain) on sale of other real estate owned	25	(1)	26	-2600.0%
Loss on impairment of other real estate owned	230	486	(256)	-52.7%
Other expense	853	719	134	18.6%
Total noninterest expense	$6,772	$7,236	$(464)	-6.4%

	NONINTEREST EXPENSE
	Six months
	ended June 30,		Variance
(Dollars in thousands)	2011	2010	Amount	Percent

Salaries and employee benefits	$6,909	$6,980	$(71)	-1.0%
Occupancy expense	1,141	1,017	124	12.2%
Equipment expense	825	1,023	(198)	-19.4%
Professional fees	757	579	178	30.7%
FDIC assessment	675	623	52	8.3%
Telephone, postage & supplies	611	545	66	12.1%
Operating losses	234	32	202	631.3%
Other real estate owned expense	261	612	(351)	-57.4%
Bankcard expenses	301	289	12	4.2%
Gain on sale of other real estate owned	(66)	(25)	(41)	164.0%
Loss on impairment of other real estate owned	230	647	(417)	-64.5%
Other expense	1,642	1,428	214	15.0%
Total noninterest expense	$13,520	$13,750	$(230)	-1.7%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2011 compared to three months ended June 30, 2010, it represented 50.5% and 48.1% of total noninterest expenses. For the six months ended June 30, 2011 and 2010, it was 51.1% and 50.8% respectively of total noninterest expenses. During the first quarter of 2011, the Bank experienced an operational loss of approximately $200,000 related to an unauthorized foreign wire transfer. The operational loss is net of an expected $300,000 insurance reimbursement claim that has been filed with the Bank’s insurance carrier. The reduction in other real estate owned (“OREO”) expenses was driven primarily by lower OREO holdings year over year.

Provision for Loan Losses.

There was a provision for loan losses of $850,000 and $565,000 for the six months ended June 30, 2011 and 2010, respectively. There was a provision of $400,000 and $315,000 for the three months ended June 30, 2011 and 2010, respectively. The allowance for loan losses was approximately $9,719,000 or 2.07% of total gross loans at June 30, 2011, compared to $9,524,000 or 2.01% of total gross loans at December 31, 2010. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged off during the six months ended June 30, 2011 were significantly lower than during the same period during 2010, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis.

Income Taxes

The effective tax rate for the quarter ended June 30, 2011 was a 27.6% tax expense compared to a 17.9% tax expense for the quarter ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 and June 30, 2010, respectively was a tax expense of 28.7% compared to a tax expense of 19.8%. Tax preference items which affect our effective tax rate include changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. Another significant cause of change in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period. The increase in the effective rate for the current year was primarily due to increased fully taxable income levels experienced during 2011 when compared to the same period in 2010.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2011 are adequate to meet its operating needs in 2011 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $718,448,000 at June 30, 2011 from $714,639,000 at December 31, 2010, an increase of $3,809,000. The principal source of this increase was $16,975,000 in securities available-for-sale and $7,780,000 in cash and due from banks, partially offset by a decrease of $15,072,000 in net loans, a decrease in $4,242,000 in other real estate owned, and a decrease of $1,744,000 in accrued interest receivable and other assets. Total stockholders’ equity increased $3,006,000.

Loans. Gross loans before loan fees at June 30, 2011 were $469,680,000, a decrease of $14,992,000 or 3.1% from December 31, 2010. Commercial real estate loans decreased $3,339,000, construction loans increased $2,361,000, real estate multi family decreased $2,305,000, real estate one to four family increased $6,529,000, and the largest decrease was in commercial loans, which decreased $17,870,000. Consumer loans decreased by a modest $368,000. Consumers are paying down on their credit instead of increasing their debt. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO
	June 30		December 31
(Dollar amounts in thousands)	2011	Percent	2010	Percent
Commercial real estate	$275,527	59%	$278,866	57%
Real estate construction	29,938	6%	27,577	6%
Real estate multi family	40,279	9%	42,584	9%
Real estate 1 to 4 family	77,992	17%	71,463	15%
Commercial & industrial	43,623	9%	61,493	13%
Consumer loans	2,321	0%	2,689	0%
Gross loans	469,680	100%	484,672	100%
Net deferred loan fees	(205)	0%	(320)	0%
Total	$469,475	100%	$484,352	100%

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

A summary of activity in the allowance for loan losses for the six months ended June 30, 2011 and the six months ended June 30, 2010 is as follows.

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Six months ended
(Dollar amounts in thousands)	June 30, 2011	June 30, 2010
Balance, beginning of period	$9,524	$9,829
Provision for loan losses	850	565
Recoveries	23	37
Amounts charged off	(678)	(1,355)
Balance, end of period	$9,719	$9,076

During the six months ended June 30, 2011, there was a provision for loan losses of $850,000, compared to $565,000 for the same period in 2010. The increase in the provision was considered necessary given the existing risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, yet remain above historic norms.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2011. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2011, there was $18,282,000 in nonperforming assets, compared to $23,392,000 at December 31, 2010. Nonaccrual loans were $15,844,000 at June 30, 2011, compared to $16,712,000 at December 31, 2010. There were no loans past due 90 days and still accruing at either date.

There was $2,438,000 in Other Real Estate Owned at June 30, 2011 which consisted of two separate properties and $6,680,000 at December 31, 2010. During the first six months of 2011, the Bank sold three properties and did not foreclose on any new loans. Management intends to aggressively market the two remaining properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2011 were $628,508,000 compared to $628,440,000 on December 31, 2010. Of these totals, noninterest-bearing demand deposits were $138,249,000 or 22.0% of the total on June 30, 2011 and $137,237,000 or 21.8% on December 31, 2010. Time deposits were $113,614,000 on June 30, 2011 and $125,400,000 on December 31, 2010.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2011:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$12,145	$35,107	$47,252
Over three through six months	8,105	13,184	21,289
Over six through twelve months	9,413	13,277	22,690
Over twelve months	10,859	11,524	22,383
Total	$40,522	$73,092	$113,614

Regulatory Capital. The following table shows the regulatory capital ratios and leverage ratios at June 30, 2011 and December 31, 2010 for the Bank:

TABLE 10				Minimum “Well
	June 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2011	2010		Requirements
Total Regulatory Capital Ratio	15.81%	14.85%	≥	10.00%
Tier 1 Capital	14.55%	13.60%	≥	6.00%
Leverage Ratios	11.08%	10.46%	≥	5.00%

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

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2011, liquid assets (cash, cash equivalents and securities available for sale) were $211,818,000, or 29.5% of total assets. As of December 31, 2010, liquid assets were $187,063,000, or 26.2% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2011, net loans were at 73.2% of deposits. On December 31, 2010, net loans were at 75.6% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2011 and December 31, 2010, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $92,708,000 and $96,083,000 at June 30, 2011 and December 31, 2010, respectively. As a percentage of net loans, these off-balance sheet items represent 20.2% and 20.2% respectively.

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

Item 4T. Controls and Procedures.

(a)           Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of June 30, 2011. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s six months ended June 30, 2011, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 c)    ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended June 30, 2011. There were 10,457 shares remaining that may be purchased under this Plan as of June 30, 2011. Effective February 27, 2009, based on the Purchase Agreement with the U. S. Treasury, the Company may not repurchase Company common stock so long as the Treasury’s Preferred Stock investment is outstanding.

Item 6. Exhibits

Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:
August 11, 2011	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)