Form 10-Q
period 2011-09-30
FNB BANCORP/CA/
filed 2011-11-10
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of November 3, 2011: 3,339,468 shares.

FNB BANCORP
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Dollar amounts in thousands)	2011	2010

ASSETS
Cash and due from banks	$69,273	$60,874
Securities available-for-sale at fair value	152,376	126,189
Loans, net of allowance for loan losses of $9,646 and $9,524 on September 30, 2011 and December 31, 2010	456,106	474,828
Bank premises, equipment, and leasehold improvements, net	13,399	13,535
Other real estate owned	2,988	6,680
Goodwill	1,841	1,841
Accrued interest receivable and other assets	27,037	30,692
Total assets	$723,020	$714,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	141,196	137,237
Demand, interest bearing	60,627	60,413
Savings and money market	324,321	305,390
Time	105,510	125,400
Total deposits	631,654	628,440

Accrued expenses and other liabilities	5,672	5,275
Total liabilities	637,326	633,715

Stockholders’ equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares (liquidation preference of $1,000 per share plus accrued dividends)	—	11,747
Preferred stock - series B - no par value, authorized and outstanding 600 shares (liquidation preference of $1,000 per share plus accrued dividends)	—	615
Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share plus accrued dividends)	12,600	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,339,468 shares at September 30, 2011 and 3,341,049 shares at December 31, 2010	46,804	46,565
Retained earnings	23,581	21,760
Accumulated other comprehensive income	2,709	237
Total stockholders’ equity	85,694	80,924
Total liabilities and stockholders’ equity	$723,020	$714,639

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$7,314	$7,799	$22,159	$23,735
Interest on taxable securities	513	482	1,379	1,423
Interest on tax-exempt securities	414	335	1,192	874
Total interest income	8,241	8,616	24,730	26,032
Interest expense:
Deposits	842	1,154	2,583	3,817
Federal Home Loan Bank advances	—	184	—	551
Total interest expense	842	1,338	2,583	4,368
Net interest income	7,399	7,278	22,147	21,664
Provision for loan losses	450	464	1,300	1,029
Net interest income after provision for loan losses	6,949	6,814	20,847	20,635
Noninterest income:
Service charges	817	686	2,325	2,045
Credit card fees	197	159	525	473
Gain on sale of available-for-sale securities	168	330	318	492
Bank owned life insurance earnings	83	87	248	246
Other income	102	73	353	181
Total noninterest income	1,367	1,335	3,769	3,437
Noninterest expense:
Salaries and employee benefits	3,413	3,418	10,322	10,399
Occupancy expense	593	515	1,734	1,532
Equipment expense	433	472	1,258	1,495
FDIC assessment	240	363	915	986
Professional fees	449	372	1,206	951
Telephone, postage and supplies	253	271	864	816
Operating losses	310	19	547	52
Bankcard expenses	181	147	482	436
Low income housing expense	69	69	208	208
Loss (gain) on sale of other real estate owned	—	30	(66)	5
Loss on impairment of other real estate owned	69	85	299	732
Other real estate owned expense	55	207	316	819
Other expense	718	730	2,218	2,018
Total noninterest expense	6,783	6,698	20,303	20,449
Earnings before provision for income tax expense	1,533	1,451	4,313	3,623
Provision for income tax expense	344	426	1,141	855
Net earnings	1,189	1,025	3,172	2,768
Dividends and discount accretion on preferred stock	372	214	800	640
Net earnings available to common stockholders	$817	$811	$2,372	$2,128

Earnings per share data:
Basic	$0.24	$0.24	$0.71	$0.64
Diluted	$0.24	$0.24	$0.71	$0.64

Weighted average shares outstanding:
Basic	3,342	3,341	3,342	3,341
Diluted	3,361	3,341	3,361	3,351

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$1,189	$1,025	$3,172	$2,768
Unrealized holding gain on available-for-sale securities	1,216	869	2,660	1,585
Reclassification adjustment for gain on available-for-sale securities sold, net of tax	(99)	(195)	(188)	(290)
Total comprehensive earnings	$2,306	$1,699	$5,644	$4,063

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2011	2010
Cash flow from operating activities:
Net earnings	$3,172	$2,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(318)	(492)
Depreciation, amortization and accretion	2,041	1,828
Gain on sale of other real estate owned	(66)	—
Stock-based compensation expense	230	126
Provision for loan losses	1,300	1,029
Decrease in accrued interest receivable and other assets	3,655	2,040
Valuation allowance on other real estate owned	299	732
(Decrease) increase in accrued expenses and other liabilities	(1,321)	25
Net cash provided by operating activities	8,992	8,056

Cash flows from investing activities
Purchase of securities available-for-sale	(51,557)	(105,958)
Proceeds from matured/called/sold securities available-for-sale	28,950	74,008
Proceeds from sale of other real estate owned	4,078	3,631
Net investment in other real estate owned	—	(468)
Net decrease in loans	16,803	14,673
Purchases of bank premises, equipment, leasehold improvements	(979)	(1,143)
Proceeds from sale of equipment	2	—
Net cash used in investing activities	(2,703)	(15,257)

Cash flows from financing activities
Net increase in demand and savings deposits	23,104	41,147
Net decrease in time deposits	(19,890)	(1,101)
Net decrease in Federal Home Loan Bank advances	—	(25,000)
Dividends paid on common stock	(568)	(477)
Exercise of stock options	9	—
Dividends paid on preferred stock series A and B	(545)	(490)
Repayment of series A and B preferred stock	(12,600)	—
Issuance of preferred stock series C	12,600	—
Net cash provided by financing activities	2,110	14,079
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,399	6,878
Cash and cash equivalents at beginning of period	60,874	62,853
Cash and cash equivalents at end of period	$69,273	$69,731

Additional cash flow information:
Interest paid	2,581	4,630
Income taxes paid	1,640	207

Non-cash investing and financing activities:
Accrued dividends	200	159
Change in unrealized gain in available for-sale securities, net of tax	2,472	1,295
Loans transferred to other real estate owned	619	3,183
Deemed dividends on preferred stock	255	149

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The amount of compensation expense for options recorded in the quarters ended September 30, 2011 and September 30, 2010 was $76,000 and $41,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended September 30, 2011, and September 30, 2010, respectively. The amount of compensation expense for options recorded in the nine months ended September 30, 2011 and September 30, 2010 was $230,000 and $126,000, respectively.

There was no income tax benefit recognized in the statements of earnings for these amounts for the nine months ended September 30, 2011 and 2010, respectively.

There was a $183,000 intrinsic value for options exercisable and a $7,000 intrinsic value for options exercised during the nine month period ended September 30, 2011.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2011 was $433,000, and the weighted average period over which it will be amortized is 2.5 years.

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

Earnings per share have been computed based on the following :

(All amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$1,189	$1,025	$3,172	$2,768
Dividends and discount accretion on preferred stock	372	214	800	640
Net earnings available to common shareholders	$817	$811	$2,372	$2,128

Average number of shares outstanding	3,342	3,341	3,342	3,341
Effect of dilutive options	19	10	19	10
Average number of shares outstanding used to calculate diluted earnings per share	3,361	3,351	3,361	3,351

Anti-dilutive options not included	168	323	300	323

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
September 30, 2011
U. S. Treasury securities	$12,405	$261	$—	$12,666
Obligations of U.S. Government agencies	47,822	1,042	—	48,864
Mortgage backed securities	25,381	1,051	—	26,432
Obligations of states and political subdivisions	51,862	2,353	(47)	54,168
Corporate debt	10,315	104	(173)	10,246
	$147,785	$4,811	$(220)	$152,376

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2010:
U.S. Treasury securities	$12,440	$2	$(97)	$12,345
Obligations of U.S. Government agencies	45,941	488	(315)	46,114
Mortgage-backed securities	18,564	521	(17)	19,068
Obligations of states and political subdivisions	42,738	582	(864)	42,456
Corporate debt	6,105	109	(8)	6,206
	$125,788	$1,702	$(1,301)	$126,189

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of September 30, 2011 and December 31, 2010 follows.

September 30, 2011:	# of	Total	< 12 Months	Total	12 Months or >	Total	Total
(Dollar amounts	secu-	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in thousands)	rities	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	9	$6,369	(47)	—	—	$6,369	(47)
Corporate debt	6	4,485	(173)	—	—	4,485	(173)
Total	15	$10,854	$(220)	$—	$—	$10,854	$(220)

December 31, 2010:	# of	Total	< 12 Months	Total	12 Months or >	Total	Total
(Dollar amounts	secu-	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in thousands)	rities	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	11	$11,341	$(97)	$—	$—	$11,341	$(97)
Obligations of U.S. Government agencies	19	19,983	(315)	—	—	19,983	(315)
Mortgage-backed securities	1	1,864	(17)	—	—	1,864	(17)
Obligations of states and political subdivisions	37	22,639	(864)	—	—	22,639	(864)
Corporate debt	2	1,437	(8)	—	—	1,437	(8)
Total	70	$57,264	$(1,301)	$—	$—	$57,264	$(1,301)

At September 30, 2011 and December 31, 2010, there were no securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at September 30, 2011. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$7,140	$7,182
Due after one through five years	77,937	79,576
Due after five years through ten years	26,028	27,061
Due after ten years	36,680	38,557
	$147,785	$152,376

For the nine months ended September 30, 2011, gross realized gains amounted to $318,000 on the sale of $21,275,000 in securities. For the nine months ended September 30, 2010, gross realized gains amounted to $492,000 on the sale of $50,910,000 in securities.

At September 30, 2011, securities with an amortized cost of $130,254,000 and fair value of $134,280,000 were pledged as collateral for public deposits and for other purposes required by law.

At September 30, 2011 and December 31, 2010, the Bank had investments in Federal Reserve Bank stock classified as other assets in the accompanying balance sheet of $1,062,000. These investments in Federal Reserve Bank stock are carried at cost. At September 30, 2011 and December 31, 2010, the Bank had investments in Federal Home Loan Bank stock classified as other assets in the accompanying balance sheet of $3,460,000 and $3,939,000, respectively. These investments in Federal Home Loan Bank stock are carried at cost.

Both the Bank’s investment in Federal Reserve Bank and Federal Home Loan Bank stock are periodically evaluated for impairment. As of September 30, 2011, management concluded no evidence of impairment exists.

NOTE E - LOANS

Loans are summarized as follows at September 30, 2011 and December 31,2010:

	September 30,	December 31,
(Dollar amounts in thousands)	2011	2010
Commercial real estate	$268,455	$278,866
Commercial real estate construction	24,476	21,410
Residential 1 to 4 family construction	7,315	6,167
Real estate multi-family	37,265	42,584
Real estate 1 to 4 family	81,461	71,463
Commercial & industrial	44,612	61,493
Consumer loans	2,349	2,689
Gross loans	465,933	484,672
Net deferred loan fees	(181)	(320)
Allowance for loan losses	(9,646)	(9,524)
Net loans	$456,106	$474,828

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

Impaired Loans
At September 30, 2011

		Unpaid
(Dollar amounts in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Commercial & industrial	$3,684	$3,813	$—
Commercial real estate construction	6,255	6,255	—
Commercial real estate	1,476	1,578	—
Residential - 1 to 4 family	1,073	1,187	—
Total	12,488	12,833	—

With an allowance recorded
Commercial & industrial	$4,371	5,141	$1,506
Residential 1 to 4 family construction	1,590	1,690	142
Commercial real estate	7,187	7,654	413
Residential- 1 to 4 family	2,253	2,262	212
Total	15,401	16,747	2,273

Total
Commercial & industrial	$8,055	$8,954	$1,506
Commercial real estate construction	6,255	6,255	—
Residential 1 to 4 family construction	1,590	1,690	142
Commercial real estate	8,663	9,232	413
Residential - 1 to 4 family	3,326	3,449	212
Grand total	$27,889	$29,580	$2,273

Impaired Loans

	3 months ended		9 months ended
	September 30, 2011		September 30, 2011
	Average		Average
(Dollar amounts in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$3,623	$48	$4,666	$148
Commercial real estate	1,840	22	1,840	51
Commercial real estate construction	6,267	22	6,278	179
Residential - 1 to 4 family	1,031	12	1,076	50
Total	12,760	104	13,860	428

With an allowance recorded
Commercial	$4,455	$9	$4,547	$35
Residential 1 to 4 family construction	1,592	14	2,111	43
Commercial real estate	6,572	30	5,787	138
Residential- 1 to 4 family	2,254	22	2,255	69
Total	14,873	75	14,700	285

Total
Commercial & industrial	$8,077	57	$9,213	$183
Commercial real estate construction	7,859	36	8,388	222
Commercial real estate	8,412	52	7,627	189
Residential - 1 to 4 family	3,285	34	3,331	119
Grand total	$27,632	$179	$28,559	$713

Impaired Loans
For the Year Ended December 31, 2010

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$4,743	$4,841	$—	$4,801	$74
Commercial real estate	4,206	4,206	—	4,323	131
Total	8,949	9,047	—	9,124	205

With an allowance recorded
Commercial & industrial	$2,644	3,044	$527	$2,945	$31
Commercial real estate construction	6,300	6,300	15	3,150	228
Residential 1 to 4 family construction	2,631	2,631	353	2,410	75
Commercial real estate	3,474	3,474	364	3,505	171
Residential- 1 to 4 family	3,304	3,349	210	3,347	100
Total	18,353	18,798	1,469	15,357	605

Total
Commercial & industrial	$7,387	$7,885	$527	$7,746	$105
Commercial real estate construction	6,300	6,300	15	3,150	228
Residential 1 to 4 family construction	2,631	2,631	353	2,410	75
Commercial real estate	7,680	7,680	364	7,828	302
Residential - 1 to 4 family	3,304	3,349	210	3,347	100
Grand total	$27,302	$27,845	$1,469	$24,481	$810

The following aggregate information is provided at September 30, 2011 and December 31, 2010, about the contractual provisions of these nonaccrual loans:

	September 30	December 31
(Dollars amounts in thousands)	2011	2010
Outstanding balance	$16,180	$16,712
Weighted average rate	5.94%	5.99%
Weighted average term to maturity	70 months	94 months

	Loans on Nonaccrual Status
	As of
(Dollar amounts in thousands)	September 30,	December 31,
	2011	2010
Commercial & industrial	$5,512	$5,415
Commercial real estate construction	115	1,963
Residential 1 to 4 family construction	527	1,555
Commercial real estate	8,730	6,662
Real estate 1 to 4 family	1,296	1,117
Consumer	—	—
Total	$16,180	$16,712

Interest income on impaired loans of $179,000 and $713,000 was recognized for cash payments received during the three months and nine months ended September 30, 2011, and $810,000 was recognized for cash payments received during the year ended December 31, 2010. The amount of interest on impaired loans not collected for the three and nine months ended September 30, 2011 was $186,000, and $577,000, and for the year ended December 31, 2010 was $290,000. The cumulative amount of unpaid interest on impaired loans was $186,000 and $577,000 for the three and nine months ended September 30, 2011, and $1,095,000 for the year ended December 31, 2010.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that ocurred on or after the beginning fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30,2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $8,711,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $130,000 (310-40-65-1(b)).

Modification Categories
The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories.

Rate Modification – A modification in which the interest rate is changed.

Term modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

As of September 30, 2011 and 2010, respectively, there were no available commitments for troubled debt restructurings.

(in thousands)	September 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Troubled Debt Restructurings:
Commercial & industrial	725	1,637	2,362
Residential 1 to 4 family	—	1,015	1,015
Commercial real estate	739	1,269	2,008
Real estate multi family	0	3,326	3,326
Total	$1,464	$7,247	$8,711

(in thousands)	December 31, 2010
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Troubled Debt Restructurings:
Commercial & industrial	773	1,643	2,416
Residential 1 to 4 family	500	1,047	1,547
Commercial real estate	1,022	3,575	4,597
Real estate multi family	—	3,474	3,474
Commercial real estate construction	6,300	—	6,300
Residential 1 to 4 family construction	1,075	—	1,075
Total	$9,670	$9,739	$19,409

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 and 2010, respectively. Loans that are valued using collateral and cash flows generally require higher reserves than performing loans. Troubled debt restructurings include market interest rate changes, change in loan collateral value, ability of the borrower to meet its obligations and general economic conditions.

New Troubled Debt Restructurings
(in thousands)

Three months ended
September 30, 2011
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Pre-Modification Outstanding Recorded Investment
Commercial & industrial	x	—	x	x	2	105
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate multi family	—	—	—	—	—	—
Total	—	—	—	—	2	105

Three months ended
September 30, 2011
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Post-Modification Outstanding Recorded Investment
Commercial & industrial	x	—	x	x	2	105
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate multi family	—	—	—	—	—	—
Total	—	—	—	—	2	105

New Troubled Debt Restructurings
(in thousands)

Three months ended
September 30, 2010
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Pre-Modification Outstanding Recorded Investment
Commercial & industrial	—	—	—	—	—	—
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate multi family	—	—	—	—	—	—
Total	—	—	—	—	—	—

Three months ended
September 30, 2010
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Post-Modification Outstanding Recorded Investment
Commercial & industrial	—	—	—	—	—	—
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate multi family	—	—	—	—	—	—
Total	—	—	—	—	—	—

New Troubled Debt Restructurings
(in thousands)

	Nine months ended
	September 30, 2011
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Pre-Modification Outstanding Recorded Investment
Commercial & industrial	x	—	x	x	2	105
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	x	—	—	x	1	739
Real estate multi family	—	—	—	—	—	—
Total	—	—	—	—	3	844

	Nine months ended
	September 30, 2011
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Post-Modification Outstanding Recorded Investment
Commercial & industrial	x	—	x	x	2	105
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	x	—	—	x	1	739
Real estate multi family	—	—	—	—	—	—
Total	—	—	—	—	3	844

New Troubled Debt Restructurings
(in thousands)

	Nine months ended
	September 30, 2010
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Pre-Modification Outstanding Recorded Investment
Commercial & industrial	—	—	x	x	1	1,670
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate multi family	—	—	—	—	—	—
Commercial real estate construction	x	—	—	x	1	6,300
Residential 1to 4 family construction	x	—	—	x	1	1,078
Total	—	—	—	—	3	9,048

	Nine months ended
	September 30, 2010
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications

Post-Modification Outstanding Recorded Investment
Commercial & industrial	—	—	x	x	1	1,670
Residential 1 to 4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate multi family	—	—	—	—	—	—
Commercial real estate construction	x	—	—	x	1	6,300
Residential 1 to 4 family construction	x	—	—	x	1	1,078
Total	—	—	—	—	3	9,048

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occuring within 12 months of the restructure date, and the payment default occuring during the three and nine month periods ended September 30, 2011 and 2010, respectively.

(in thousands)
	Three months ended
	# of	September	# of	September
	loans	2011	loans	2010
Commercial & industrial	2	105	—	—
Real estate 1 to 4 family	—	—	—	—
Commercial real estate	—	—	—	—
Real estate multi family	—	—	—	—
Total	2	$105	—	$—

(in thousands)
	Nine months ended
	# of	September	# of	September
	loans	2011	loans	2010
Commercial & industrial	2	105	1	1,670
Real estate 1 to 4 family	—	—	—	—
Commercial real estate	1	739	—	—
Real estate multi family	—	—	—	—
Commercial real estate construction	—	—	2	6,300
Residential 1 to 4 family construction	—	—	1	1,078
Total	3	$844	3	$9,048

A summary of the number, principal amounts outstanding for troubled debt restructurings were as follows as of September 30, 2011 and December 31, 2010.

	Modifications As of September 30, 2011

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment
Commercial & industrial	5	$2,362	$2,362
Real estate 1 to 4 family	2	1,015	1,015
Commercial real estate	4	2,008	2,008
Real estate multi family	1	3,326	3,326
Total	12	8,711	8,711

	Modifications
	As of December 31, 2010

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment
Commercial & industrial	3	$2,416	$2,416
Real estate 1 to 4 family	4	2,621	2,621
Commercial real estate	4	4,598	4,598
Real estate multi family	2	9,774	9,774
Total	13	19,409	19,409

Modifications are interest only on real estate one to four family. All other troubled debt restructured loan types include rate and payment modifications.

The Bank has had varying degrees of success with different types of concessions. The following tables display troubled debt restructurings as of September 30, 2011 and December 31, 2010, which were performing according to agreement.

Successful Troubled  Debt Restructurings
(in thousands)

	September 30,2011
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications
Commercial & industrial	x	—	—	x	3	$2,257
Commercial real estate	x	—	—	x	2	854
Total	—	—	—	—	5	$3,111

Successful Troubled Debt Restructurings
(in thousands)
	December 31,2010
	Rate	Term	Interest Only	Payment	# of	Total
	Modifications	Modifications	Modifications	Modifications	Loans	Modifications
Commercial & industrial	x	—	—	x	3	$2,416
Commercial real estate	x	—	—	x	1	1,022
Real estate multi family	x	—	—	x	1	6,300
Total	—	—	—	—	5	$9,738

Age Analysis of Past Due Loans
As of September 30, 2011

(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$330	$—	$651	$981	$43,631	$44,612	$—
Commercial real estate	—	—	8,040	8,040	297,680	305,720	—
Commercial real estate -construction	26	—	527	553	23,923	24,476	—
Residential 1 to 4 family -construction	—	—	—	—	7,315	7,315	—
Residential	739	74	212	1,025	80,436	81,461	—
Consumer	—	10	—	10	2,339	2,349	—
Total	$1,095	$84	$9,430	$10,609	$455,324	$465,933	$—

Age Analysis of Past Due Loans
As of December 31, 2010

(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Greater	Total			Investment >
	Past	Past	Than	Past		Total	90 Days and
	Due	Due	90 Days	Due	Current	Loans	Accruing
Commercial & industrial	$1,216	$250	$1,251	$2,717	$58,776	$61,493	$—
Commercial real estate	4,138	1,705	6,051	11,894	309,556	321,450	—
Commercial real estate -construction	—	—	—	—	21,410	21,410	—
Residential 1 to 4 family -construction	—	—	1,556	1,556	4,611	6,167	—
Residential	2,830	99	70	2,999	68,464	71,463	—
Consumer	2	—	—	2	2,687	2,689	—
Total	$8,186	$2,054	$8,928	$19,168	$465,504	$484,672	$—

Credit Quality Indicators
As of September 30, 2011

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$37,012	$—	$7,235	$365	$44,612
Commercial real estate construction	15,765	—	8,711	—	24,476
Residential 1 to 4 family construction	6,788		527		7,315
Commercial real estate	295,457	—	10,263	—	305,720
Real estate 1 to 4 family	77,590	—	3,413	458	81,461
Consumer loans	2,349	—	—	—	2,349
Totals	$434,961	$—	$30,149	$823	$465,933

Credit Quality Indicators
As of December 31, 2010

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$54,726	$175	$6,327	$265	$61,493
Commercial real estate -construction	9,297	—	12,113	—	21,410
Residential 1 to 4 family -construction	4,611	—	1,556		6,167
Commercial real estate	304,869	3,913	12,668	—	321,450
Real estate 1 to 4 family	66,460	—	4,734	269	71,463
Consumer loans	2,689	—	—	—	2,689
Totals	$442,652	$4,088	$37,398	$534	$484,672

Allowance for Credit Losses
For the Three Months Ended September 30, 2011

(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	Real Estate	Construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,289	$4,365	$1,536	$1,460	$69	$9,719
Charge-offs	(448)	4	(100)	—	(2)	(546)
Recoveries	10	3	9	—	1	23
Provision	808	(635)	197	105	(25)	450
Ending balance	$2,659	$3,737	$1,642	$1,565	$43	$9,646

Allowance for Credit Losses
For The Nine Months  Ended September 30, 2011

(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	Real Estate	Construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,102	$4,103	$1,999	$1,233	$87	$9,524
Charge-offs	(548)	(521)	(100)	—	(55)	(1,224)
Recoveries	15	3	27	—	1	46
Provision	1,090	152	(284)	332	10	1,300
Ending balance	$2,659	$3,737	$1,642	$1,565	$43	$9,646

Recorded Investment in Loans at September 30, 2011

(Dollar amounts in thousands)

Ending balance: individually evaluated for impairment	$1,506	$413	$142	$212	$—	$2,273
Ending balance: collectively evaluated for impairment	$1,153	$3,324	$1,500	$1,353	$43	$7,373
Loans:
Ending balance	$44,612	$305,720	$31,791	$81,461	$2,349	$465,933
Ending balance: individually evaluated for impairment	$8,055	$8,663	$7,845	$3,326	$—	$27,889
Ending balance: collectively evaluated for impairment	$36,557	$297,057	$23,946	$78,135	$2,349	$438,044

Allowance for Credit Losses and Recorded Investment in Loans
For the Three Months Ended September 30, 2010

(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	Real Estate	Construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,750	$3,560	$1,458	$1,236	$72	$9,076
Charge-offs	(300)	1	—	—	(8)	(307)
Recoveries	3	—	9	—	5	17
Provision	149	428	(272)	150	9	464
Ending balance	$2,602	$3,989	$1,195	$1,386	$78	9,250

Allowance for Credit Losses and Recorded Investment in Loans
for the Nine months Ended September 30, 2010

(Dollar amounts in thousands)
	Commercial	Commercial	Real estate	Real estate
	& industrial	real estate	construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$809	$5,177	$3,110	$704	$29	$9,829
Charge-offs	(331)	(87)	(1,003)	(217)	(24)	(1,662)
Recoveries	6	—	27	14	7	54
Provision	2,118	(1,101)	(939)	885	66	1,029
Ending balance	$2,602	$3,989	$1,195	$1,386	$78	$9,250

Recorded Investment in Loans at September 30, 2010

(Dollar amounts in thousands)

Ending balance: individually evaluated for impairment	$830	$381	$—	$73	2	$1,286
Ending balance: collectively evaluated for impairment	$1,772	$3,608	$1,195	$1,313	76	$7,964
Loans:
Ending balance	$58,698	$335,218	$26,849	$61,884	2,363	$485,012
Ending balance: individually evaluated for impairment	$6,704	$7,030	$2,274	$1,640	5	$17,653
Ending balance: collectively evaluated for impairment	$51,994	$328,188	$24,575	$60,244	2,358	$467,359

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

NOTE F – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at September 30, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,666	$12,666	$—	$—
Obligations of U.S. Government agencies	48,864	—	48,864	—
Mortgage-backed securities	26,432	—	26,432	—
Obligations of states and political subdivisions	54,168	—	54,168	—
Corporate debt	10,246	—	10,246	—
Total assets measured at fair value	$152,376	$12,666	$139,710	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. Treasury securities	$12,345	$12,345	$—	$—
Obligations of U.S. Government agencies	46,114	—	46,114	—
Mortgage-backed securities	19,068	—	19,068	—
Obligations of states and political subdivisions	42,456	—	42,456	—
Corporate debt	6,206	—	6,206	—
Total assets measured at fair value	$126,189	$12,345	$113,844	$—

The following tables present the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at September 30, 2011, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	gains
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	(losses)
Impaired loans *	$7,536	$—	$—	$7,536	$(115)
Other real estate owned	2,023	—	—	2,023	(69)
Total impaired assets measured at fair value	$9,559	$—	$—	$9,559	$(184)

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	gains
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	(losses)
Impaired loans *	$10,471	$—	$—	$10,471	$(1,069)
Other real estate owned	6,680	—	—	6,680	552
Total impaired assets measured at fair value	$17,151	$—	$—	$17,151	$(517)

* Represents impaired loans for which a change in the valuation occurred during the nine months period ended September 30, 2011 and the year ended December 31, 2010.

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

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2011:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$69,273	$69,273
Securities available for sale	152,376	152,376
Loans, net	456,106	466,101
Bank owned life insurance	9,444	9,444
Federal Home Loan Bank stock	3,460	3,460
Federal Reserve Bank stock	1,062	1,062

Financial liabilities:
Deposits	631,654	632,197

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	962

The carrying amount of loans include $16,180,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2011. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

NOTE G – PREFERRED STOCK

On September 15, 2011, Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”), as Preferred Stock – Series C – Non-Cumulative. The initial dividend rate is 5%. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent.. If lending does not increase in the first two years, the dividend rate will increase to seven percent. After 4.5 years, the dividend rate will increase to nine percent if the Company has not repaid the SBLF funding.

This program does not contain any of the various restrictions (including restrictions related to the payment of dividends to Common Stockholders) that the Treasury’s Capital Purchase Program TARP program required. The Series A and B Preferred Stock, which contained a blended yield of 6.83% to the expected repayment date, were paid off in full and canceled with the proceeds received from the U. S. Treasury’s SBLF investment.

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

Possible Adverse Changes in National Economic Conditions and Federal Reserve Board Monetary Policies. Changes in national economic policies, such as increases in inflation or declines in economic output often prompt changes in Federal Open Market Committee (“FOMC”) monetary policies that could reduce interest income or increase the cost of funds to the Company, either of which could result in reduced earnings. In addition, deterioration in economic conditions could result in increased loan and lease losses.

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

Recent Accounting Pronouncements

In January, 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. However, the guidance became effective for interim and annual periods ending after June 15, 2011. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.

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

For public entities, the amendments in this Update became effective for the first interim or annual period beginning on or after June 15, 2011, and have been applied retrospectively to the beginning of the annual period of adoption. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.

In April, 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This ASU had no material impact on the Bank’s financial condition or results of operations.

In May, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.

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

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This ASU will have no material impact on the Bank when adopted.

In September, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4 of the codified standards. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9 of the codified standards. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim impairments tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for nonpublic entities, have not yet been made available for issuance. The Company plans to early adopt during the fourth quarter of 2011. Management does not anticipate any financial effect due to early adoption of these amendments.

Earnings Analysis

Net earnings for the quarter ended September 30, 2011 were $1,189,000, compared to net earnings of $1,025,000 for the quarter ended September 30, 2010, an increase of $164,000, or 16.00%. Cash dividend payments on the preferred shares outstanding were made as scheduled during the nine months ended September 30, 2011 and 2010, respectively. Net earnings for the nine months ended September 30, 2011 were $3,172,000 compared to net earnings of $2,768,000 for the nine months ended September 30, 2010, an improvement of $404,000. Net earnings before income tax expense for the quarter ended September 30, 2011 were $1,533,000, compared to net earnings before income tax expense of $1,451,000 for the quarter ended September 30, 2010, an increase of $82,000. Net earnings available to common stockholders for the quarter ended September 30, 2011, were $817,000, compared to net earnings available to common stockholders of $811,000 for the quarter ended September 30, 2010. Earnings before income tax expense were $4,313,000 for the nine months ended September 30, 2011 compared to net earnings before income tax expense of $3,623,000 for the nine months ended September 30, 2010, an improvement of $690,000. Net earnings available to common stockholders were $2,372,000 for the nine months ended September 30, 2011, compared to net earnings available to common stockholders of $2,128,000 for the nine months ended September 30, 2010. Earnings during the three and nine months ended September 30, 2011 were positively affected by an increase in our net interest margin on a year over year basis. The positive net interest margin in the nine month period was somewhat offset by an increase in our provision for loan losses.

Net interest income for the quarter ended September 30, 2011 was $7,399,000, compared to $7,278,000 for the quarter ended September 30, 2010, an increase of $121,000, or 2%. The increase in our net interest income was greater than the decrease in our interest from earning assets.Net interest income for the nine months ended September 30, 2011 was $22,147,000 compared to $21,664,000 for the nine months ended September 30, 2010, an increase of $483,000, or 2%.

Basic and diluted earnings per share were $0.24 for the third quarter of 2011, compared to basic and diluted earnings of $0.24 for the third quarter of 2010. Basic and diluted earnings per share were $0.71 for the nine months ended September 30, 2011 compared to basic and diluted earnings per share of $0.64 for the nine months ended September 30, 2010.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2011 compared to the three-and nine-month periods ended September 30, 2010.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,
	2011			2010
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$470,303	$7,314	6.17%	$486,528	$7,799	6.36%
Taxable securities (3)	99,714	513	2.04%	90,214	482	2.12%
Nontaxable securities (3)	49,724	555	4.43%	38,294	444	4.60%
Fed funds sold	94	—	—	6	—	—
Total interest earning assets	619,835	8,382	5.37%	615,042	8,725	5.63%

NONINTEREST EARNING ASSETS:
Cash and due	64,708			72,113
Premises	13,582			11,947
Other assets	25,958			33,039
Total noninterest earning assets	104,248			117,099
TOTAL ASSETS	$724,083			$732,141

Demand, int bearing	$61,107	31	0.20%	$63,064	41	0.26%
Money market	273,284	552	0.80%	273,334	728	1.06%
Savings	48,143	28	0.23%	44,342	28	0.25%
Time deposits	106,968	231	0.86%	123,411	357	1.15%
FHLB advances (5)	—	—	—	6,739	184	10.83%
Total interest bearing liabilities	489,502	842	0.68%	510,890	1,338	1.04%

NONINTEREST BEARING LIABILITIES:
Demand deposits	141,237			130,773
Other liabilities	8,770			8,933
Total noninterest bearing liabilities	150,007			139,706

TOTAL LIABILITIES	639,509			650,596
Stockholders’ equity	84,574			81,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$724,083			$732,141

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,540	4.83%		$7,387	4.77%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned include loan fees of $221,000 and $291,000 for the quarters ended September 30, 2011 and 2010, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $141,000 and $109,000 for the quarters ended September 30, 2011 and 2010, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
(5) The 10.83% includes the effect of a prepayment penalty for early payoff of advances due in 2010 and the first quarter of 2011, of $139,000. Excluding this, the rate would have been 2.65%.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,
	2011			2010
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$474,265	$22,159	6.25%	$493,984	$23,735	6.42%
Taxable securities (3)	91,782	1,379	2.01%	86,261	1,423	2.21%
Nontaxable securities (3)	46,772	1,586	4.53%	33,220	1,158	4.66%
Fed funds sold	41	—	—	2	—	—
Total interest earning assets	612,860	25,124	5.48%	613,467	26,316	5.74%

NONINTEREST EARNING ASSETS:
Cash and due	61,016			69,777
Premises	13,558			11,852
Other assets	28,634			34,089
Total noninterest earning assets	103,208			115,718
TOTAL ASSETS	$716,068			$729,185

Demand, int bearing	$61,334	101	0.22%	$61,038	137	0.30%
Money market	265,057	1,633	0.82%	270,825	2,407	1.19%
Savings	46,716	85	0.24%	43,256	82	0.25%
Time deposits	112,878	764	0.90%	123,970	1,191	1.28%
FHLB advances	—	—	—	15,476	551	4.76%
Fed funds purchased	—	—	—	4	—	—
Tot interest bearing liabilities	485,985	2,583	0.71%	514,569	4,368	1.13%

NONINTEREST BEARING LIABILITIES:
Demand deposits	139,241			126,344
Other liabilities	7,970			7,974
Total noninterest bearing liabilities	147,211			134,318

TOTAL LIABILITIES	633,196			648,887
Stockholders’ equity	82,872			80,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,068			$729,185

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$22,541	4.92%		$21,948	4.78%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.
(2) Amounts of interest earned included loan fees of $740,000 and $821,000 for the nine months ended September 30, 2011 and 2010, respectively.
(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $394,000 and $284,000 for the nine months ended September 30, 2011 and 2010, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2011 and 2010. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2011, average loans outstanding represented 75.9% of average earning assets. For the quarter ended September 30, 2010, they represented 79.1% of average earning assets. For the nine months ended September 30, 2011 and 2010, average loans outstanding represented 77.4% and 80.5%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 decreased from 5.63% to 5.37%, or 26 basis points. Average loans decreased by $16,225,000, quarter to quarter, while their yield decreased from 6.36% to 6.17%, or 19 basis points. Interest income on total interest earning assets decreased $343,000 or 3.9% on a fully-taxable equivalent basis.

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, the cost on total interest bearing liabilities decreased from 1.04% to 0.68%, a decrease of 36 basis points. There were no advances from the Federal Home Loan Bank in 2011. Time deposit interest cost decreased from 1.15% to 0.86%. The time deposit average balance outstanding decreased by $16,443,000, or 13.3%, while their expense decreased $126,000. Money market deposits average volume decreased $50,000, or under 0.1%, while their cost decreased from 1.06% to 0.80%.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, interest income on interest earning assets decreased $1,192,000 or 4.5% on a fully-taxable equivalent basis, while average earning assets decreased $607,000, or 0.1%. Average loans decreased by $19,719,000, or 4.0%. Interest on loans decreased $1,576,000 or 6.6%, while yield decreased 17 basis points, or 2.6%. The cost on total interest bearing liabilities decreased from 1.13% to 0.71%. Time deposit averages decreased $11,092,000 or 8.9%. Their yield decreased 38 basis points, or 29.7%. Money market deposit average balances decreased $5,768,000, or 2.1%, but their cost decreased $774,000, or 32.2%. There were no Federal Home Loan Bank advances during the nine months ended September 30, 2011.

For the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended September 30,
(Dollar amounts in thousands)	2011 Compared to 2010
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(485)	$(233)	$(252)
Taxable securities	31	(18)	49
Nontaxable securities (1)	111	(17)	128
Total	$(343)	$(268)	$(75)

INTEREST BEARING LIABILITIES
Demand deposits	$10	$9	$1
Money market	176	176	0
Savings deposits	0	2	(2)
Time deposits	126	78	48
Federal Home Loan Bank advances	184	—	184
Total	$496	$265	$231
NET INTEREST INCOME	$153	$(3)	$156

(1)	Includes tax equivalent adjustment of $141,000 and $109,000 in the three months ended September 30, 2011 and September 30, 2010, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Nine Months Ended September 30,
(Dollar amounts in thousands)	2011 Compared to 2010
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(1,576)	$(629)	$(947)
Taxable securities	(44)	(135)	91
Nontaxable securities (1)	428	(31)	459
Total	$(1,192)	$(795)	$(397)

INTEREST BEARING LIABILITIES
Demand deposits	$36	$37	$(1)
Money market	774	723	51
Savings deposits	(3)	3	(6)
Time deposits	427	320	107
Federal Home Loan Bank advances	551	—	551
Total	$1,785	$1,083	$702
NET INTEREST INCOME	$593	$288	$305

(1)	Includes tax equivalent adjustment of $394,000 and $284,000 in the nine months ended September 30, 2011 and September 30, 2010, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2011	2010	Amount	Percent
Service charges	$817	$686	$131	19.1%
Credit card fees	197	159	38	23.9%
Gain on sale of available-for-sale of securities	168	330	(162)	-49.1%
Bank owned life insurance policy earnings	83	87	(4)	-4.6%
Other income	102	73	29	39.7%
Total noninterest income	$1,367	$1,335	$32	2.4%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2011	2010	Amount	Percent
Service charges	$2,325	$2,045	$280	13.7%
Credit card fees	525	473	52	11.0%
Gain on sale of available-for-sale securities	318	492	(174)	-35.4%
Bank owned life insurance policy earnings	248	246	2	0.8%
Other income	353	181	172	95.0%
Total noninterest income	$3,769	$3,437	$332	9.7%

Noninterest income consists mainly of service charges on deposits, credit card fees and several other types of miscellaneous income. The increase in service charges is related primarily to an increase in the amount of nonsufficient funds and returned item service charges that were instituted during the first quarter of 2011.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2011	2010	Amount	Percent
Salaries and employee benefits	$3,413	$3,418	$(5)	-0.1%
Occupancy expense	593	515	78	15.1%
Equipment expense	433	472	(39)	-8.3%
Professional fees	449	372	77	20.7%
FDIC assessment	240	363	(123)	-33.9%
Telephone, postage & supplies	253	271	(18)	-6.6%
Operating losses	310	19	291	1531.6%
Other real estate owned expense	55	207	(152)	-73.4%
Bankcard expenses	181	147	34	23.1%
Low income housing expenses	69	69	0	0.0%
Loss on sale of other real estate owned	—	30	(30)	-100.0%
Loss on impairment of other real estate owned	69	85	(16)	-18.8%
Other expense	718	730	(12)	-1.6%
Total noninterest expense	$6,783	$6,698	$85	1.3%

	NONINTEREST EXPENSE
	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2011	2010	Amount	Percent
Salaries and employee benefits	$10,322	$10,399	$(77)	-0.7%
Occupancy expense	1,734	1,532	202	13.2%
Equipment expense	1,258	1,495	(237)	-15.9%
Professional fees	1,206	951	255	26.8%
FDIC assessment	915	986	(71)	-7.2%
Telephone, postage & supplies	864	816	48	5.9%
Operating losses	547	52	495	951.9%
Other real estate owned expense	316	819	(503)	-61.4%
Bankcard expenses	482	436	46	10.6%
Low income housing expenses	208	208	0	0.0%
Loss (gain) on sale of other real estate owned	(66)	5	(71)	-1420.0%
Loss on impairment of other real estate owned	299	732	(433)	-59.2%
Other expense	2,218	2,018	200	9.9%
Total noninterest expense	$20,303	$20,449	$(146)	-0.7%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2011 compared to three months ended September 30, 2010, it represented 50.3% and 51.0% of total noninterest expenses. For the nine months ended September 30, 2011 and 2010, it was 50.8% and 50.9% respectively of total noninterest expenses. During the first quarter of 2011, the Bank experienced an operational loss of approximately $200,000 related to an unauthorized foreign wire transfer. The operational loss was increased by another $300,000 during the third quarter of 2011 when our insurance company denied coverage of our insurance reimbursement claim that had been filed. The Company disagrees with our insurance carrier’s decision to not cover the claim and intends to file suit against the insurance carrier asking the courts to force the insurance company to pay our claim. Any recoveries that may be recovered as a result of our legal remedy efforts would be recorded as other income if and when any recovery actually occurs. The reduction in other real estate owned (“OREO”) expenses was driven primarily by lower OREO holdings year over year.

Provision for Loan Losses.

There was a provision of $450,000 and $464,000 for the three months ended September 30, 2011 and 2010, respectively. There was a provision for loan losses of $1,300,000 and $1,029,000 for the nine months ended September 30, 2011 and 2010, respectively. The allowance for loan losses was $9,646,000 or 2.07% of total gross loans at September 30, 2011, compared to $9,524,000 or 1.97% of total gross loans at December 31, 2010. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged off during the nine months ended September 30, 2011 were significantly lower than during the same period during 2010, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis.

Income Taxes

The effective tax rate for the quarter ended September 30, 2011 was a 22.4% tax expense compared to a 29.4% tax expense for the quarter ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2011 and September 30, 2010, respectively was a tax expense of 26.5% compared to a tax expense of 23.6%. Tax preference items which affect our effective tax rate include changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. Another significant cause of change in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period. Also, during the third quarter of 2011, the Bank wrote off a $300,000 insurance receivable which effectively lowered our taxable income for the third quarter, 2011.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2011 are adequate to meet its operating needs in 2011 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $723,020,000 at September 30, 2011 from $714,639,000 at December 31, 2010, an increase of $8,381,000. The principal source of this increase was $26,187,000 in securities available-for-sale, partially offset by a decrease of $18,722,000 in net loans. Funding for the securities purchases was obtained from increased deposit inflows and repayment of loans. Asset growth has primarily been funded through deposit growth.

Loans. Gross loans before deferred loan fees and cost at September 30, 2011 were $465,933,000, a decrease of $18,739,000 or 3.87% from December 31, 2010. Commercial real estate loans decreased $10,411,000, construction loans increased $4,214,000, real estate multi family decreased $5,319,000, real estate one to four family increased $9,998,000, commercial loans decreased $16,881,000 and consumer loans decreased by $340,000. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	September 30		December 31
(Dollar amounts in thousands)	2011	Percent	2010	Percent
Commercial real estate	$268,455	58%	$278,866	56%
Real estate construction	31,791	7%	27,577	6%
Real estate multi-family	37,265	8%	42,584	9%
Real estate 1 to 4 family	81,461	17%	71,463	15%
Commercial & industrial	44,612	10%	61,493	13%
Consumer loans	2,349	1%	2,689	1%
Gross loans	465,933	100%	484,672	100%
Net deferred loan fees	(181)		(320)
Total	$465,752		$484,352

Decreases in our loan balances are the result of our loan customer base de-leveraging their personal and business balance sheets and paying down debt.

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

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 is as follows.

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Nine months ended
	September 30,
(Dollar amounts in thousands)	2011	2010
Balance, beginning of period	$9,524	$9,829
Provision for loan losses	1,300	1,029
Recoveries	46	54
Amounts charged off	(1,224)	(1,662)
Balance, end of period	$9,646	$9,250

During the nine months ended September 30, 2011, there was a provision for loan losses of $1,300,000 compared to $1,029,000 for the same period in 2010. The increase in the provision was considered necessary given the existing risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, yet remain relatively high when viewed from an historical perspective.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2011. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2011, there was $19,168,000 in nonperforming assets, compared to $23,392,000 at December 31, 2010. Nonaccrual loans were $16,180,000 at September 30, 2011, compared to $16,712,000 at December 31, 2010. There were no loans past due 90 days and still accruing at either date.

There was $2,988,000 in Other Real Estate Owned at September 30, 2011 which consisted of three separate properties and $6,680,000 at December 31, 2010. During the first nine months of 2011, the Bank sold three properties and obtained one new commercial property through foreclosure. Management intends to aggressively market these properties. While management believes these properties will sell in the short term, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at September 30, 2011 were $631,654,000 compared to $628,440,000 on December 31, 2010. Of these totals, noninterest-bearing demand deposits were $141,196,000 or 22.4% of the total on September 30, 2011 and $137,237,000 or 21.8% on December 31, 2010. Time deposits were $105,510,000 on September 30, 2011 and $125,400,000 on December 31, 2010. Deposits are gathered primarily from our customers in San Francisco and San Mateo counties.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2011:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$11,202	$30,249	$41,451
Over three through six months	8,004	11,177	19,181
Over six through twelve months	10,950	10,904	21,854
Over twelve months	10,490	12,534	23,024
Total	$40,646	$64,864	$105,510

Regulatory Capital. The following table shows the regulatory capital ratios and leverage ratios at September 30, 2011 and December 31, 2010 for the Bank. The ratios for the Bank and the Company are essentially equivalent.

TABLE 10				Minimum “Well
	September 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2011	2010		Requirements
Total Regulatory Capital Ratio	15.93%	14.85%	≥	10.00%
Tier 1 Capital	14.68%	13.60%	≥	6.00%
Leverage Ratios	11.02%	10.46%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2011, liquid assets were $221,649,000, or 30.7% of total assets. As of December 31, 2010, liquid assets were $187,063,000, or 26.2% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2011, net loans were at 72% of deposits. On December 31, 2010, net loans were at 76% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2011 and December 31, 2010, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $96,182,000 and $96,083,000 at September 30, 2011 and December 31, 2010, respectively. As a percentage of net loans, these off-balance sheet items represent 21.1% and 20.2% respectively. There is no assurance that the full amount of the commitments will be drawn upon.

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

Item 4T. Controls and Procedures.

(a)           Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2011. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2011, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      c)    ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended September 30, 2011. There were 10,457 shares remaining that may be purchased under this Plan as of September 30, 2011.

On September 15, 2011, as part of the Small Business Lending Fund (“SBLF”) program established under the Small Business Jobs Act of 2010, the Company entered into and consummated a SBLF Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to Treasury a total of 12,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The issuance and sale of the Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. For additional information, reference should be made to the Company’s Current Report on Form 8-K as filed with the Commission on September 19, 2011.

Item 6. Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated: November 10, 2011
	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)