Form 10-Q/A
period 2011-09-30
FNB BANCORP/CA/
filed 2011-11-15
CIK 1163199

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 3, 2011: 3,339,468 shares.

FNB Bancorp

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to FNB Bancorp’s quarterly report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from FNB Bancorp’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

FNB Bancorp

Date: November 15, 2011	/s/ David A. Curtis
David A. Curtis
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)