Form 10-K
period 2011-12-31
FNB BANCORP/CA/
filed 2012-03-30
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP
(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” ”accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $27,328,884

Page 1 of 121 pages

Number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2012
No par value Common Stock – 3,506,405 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

PART   I

ITEM 1.   BUSINESS

Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company, including State and local issues being addressed in California; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a further decline in real estate values in the operating market areas of the Company; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Iraq and Afghanistan, and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth  under “Item 1A – Risk Factors” in this report and other cautionary statements and information set forth in this report should be read carefully, considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

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

As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations there-under. Its principal office is located at 975 El Camino Real, South San Francisco, California, 94080, and its telephone number is (650) 588-6800.

The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California, a national banking association (“First National Bank” or the “Bank”). The Company has no other subsidiary.

The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates twelve full service banking offices in the cities of Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, plus its Financial District Chestnut Street and Portola offices in San Francisco. The Bank also has a loan production office in Sunnyvale. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

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

The Bank’s market areas consist primarily of the counties of San Francisco and San Mateo. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita income in the counties of San Francisco and San Mateo for the year 2009 were $68,727 and $69,562, respectively, which represented a decrease of 15.7% and 16.3%, respectively, over 2004 levels. Management believes per capita income levels will grow at single digit growth rates during the year ending December 31, 2012, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department unemployment levels of 7.6% in San Francisco County, 7.2% in San Mateo County, and 10.9% for the State of California, in December 2011. For December 2010 (revised May 2011), San Francisco County showed 9.1%,  San Mateo County showed 8.2%, and the state of California 12.3%.

In addition, a report from the California Employment Development Department (“EDD”), based on information published by America’s Labor Market Information System (ALMIS) Employer Database 2011 1st Edition, lists the following major employers in San Francisco County: Bechtel, Deloitte, GSA Pacific Rim Region, California Pacific Medical Center, Kaiser Permanente Medical Center, San Francisco General Hospital, Pacific Gas & Electric, San Francisco Chronicle, San Francisco State University, and University of California-San Francisco. The following were listed as major employers in San Mateo County: Genentech, Gilead Sciences, Kaiser Permanente Medical Group, Mills-Peninsula Medical Center, San Mateo County Human Resources, San Mateo County Mental Health, Oracle Corp., SRI International, Stanford Linear Accelerator and Visa International Services Association. The major labor force in both counties is represented by the service industries, including financial activities, educational and health services, professional and business services, leisure and hospitality and state government.

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

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2011, First National Bank had a total of 23,046 deposit accounts. On occasion, First National Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2011, First National Bank had no such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank’s deposits.

At December 31, 2011, the Company had total assets of $715,641,000, net loans of  $443,721,000, deposits of $621,778,000 and stockholders’ equity of $87,196,000. The Company competes with approximately 82 other banking or savings institutions in its San Francisco and San Mateo County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.44%, and 0.04% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2011). See “Competitive Data” below.

Employees

At December 31, 2011, the Company employed 175 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Available Information

The Company and the Bank maintain an Internet website at http://www.FNBNORCAL.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Simply select the “Investor Relations” menu item and then click on “SEC Information.” Information on such website is not incorporated by reference into this report.

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

The Company, and any non-bank subsidiary which it may acquire or organize, are deemed to be “affiliates” of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to its affiliates, and (b) on investments by the Bank in affiliates’ stock as collateral for loans to any borrower. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

First National Bank of Northern California. As a national banking association licensed under the national banking laws of the United States, the Bank is regularly examined by the Office of the Comptroller of the Currency and is further subject to supervision and regulation by the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System.

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

At December 31, 2011, the Company and the Bank were in compliance with the risk-based capital and leverage ratios described above. See “Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operationas” below. Also see Note 17 to the Financial Statements incorporated by reference in Item 8 below.

Prompt Corrective Action

On May 10, 2010, in connection with a regularly scheduled examination of the Bank by the OCC, the Bank entered into an informal Memorandum of Agreement (“Bank MOU”) with the OCC, covering actions to be taken by the Board of Directors and management to (i) reduce a high level of problem and non-performing assets, (ii) to enhance procedures for managing the risks associated with a concentration of credit in commercial real estate loans, and (iii) to maintain an adequate allowance for loan and lease losses.  The Bank MOU also restricted the ability of the Bank to declare dividends and required the formation of a Compliance Committee to monitor compliance with the MOU and submit quarterly progress reports to the OCC.  Also, by letter dated June 9, 2010, the OCC notified the Board of Directors of its determination that the Bank must maintain, on an ongoing basis, a minimum ratio of Tier 1 capital to adjusted total assets of 9% and a minimum ratio of total risk-based capital to risk-weighted assets of 12%.

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

During the fourth quarter of 2011, the OCC and the Federal Reserve Bank of San Francisco removed their Memorandums of Understanding.

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

Additional Regulations

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

The TLGP included a Transaction Account Guarantee Program (“TAGP”).  The TAGP offered a full guarantee for non-interest bearing transaction accounts held at FDIC-insured depository institutions.  That unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance included as part of EESA.  The Bank was a participant in the TAGP until the TAGP expired on December 31, 2011.

The amount of FDIC assessments paid by each DIF member institution is based on its risk profile as measured by regulatory capital ratios and other supervisory factors.  Under the assessment rate system established in 2006, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 at 1.25% of insured deposits.  Since 2008, due to higher levels of bank failures and the need to maintain a strong DIF, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future.  On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, unless they were notified they were exempt from the prepayment.  For the year ended December 31, 2011, the assessment rate for the Bank averaged $0.044196 per $100 in assessable deposits, compared to $0.048330 per $100 in assessable deposits for the year ended December 31, 2010.

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

Limitation on Dividends

FNB Bancorp. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Also, the Company is required to make dividend payments to the U. S. Treasury on the shares of Series C, Senior Non-cumulative Perpetual Preferred Stock that were issued on September 15, 2011 as part of the Small Business Lending Fund program established under the Small Business Jobs Act of 2010. See discussion under “Small Business Jobs Act of 2010,” below.

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

First National Bank of Northern California. As the Bank’s sole shareholder, the Company is entitled to receive dividends when and as declared by the Bank’s Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the National Bank Act.

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

For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2011, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,075,000 on an unsecured basis and $21,792,000 on a fully secured basis, based on regulatory capital of $87,169,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, but also includes portions of the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the Federal Deposit Insurance Corporation Summary of Deposits at June 30, 2011, there were 30 commercial and savings banking institutions in San Mateo County with a total of $22,944,161,000 in deposits at June 30, 2011. The  Bank had a total of 9 offices in the county with total deposits of $560,866,000 at the same date, or 2.44% of the San Mateo County totals. Based on the same survey, there were 52 banking and savings institutions in the County of San Francisco with a total of $156,159,125,000 in deposits at June 30, 2011.

The Bank had a total of 3 offices in the county with total deposits of $68,148,000, or 0.04% of the County of San Francisco totals. San Mateo County and the City and County of San Francisco have averaged deposit growth of 18.33% over the last two years.

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

Legislative and Regulatory Impact

Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition or merger with an existing whole bank, which has been in existence for at least five years.The Dodd-Frank Act (enacted on July 21, 2010 and described below) authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

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

Neither the Company nor the Bank has determined whether or when it may seek to acquire and exercise new powers or activities under the Act.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended at various times during 2010 and 2011, and on May 26, 2011, President Obama signed a further three month extension. On May 26, 2011, Congress approved a four–year extension of three expiring provisions, which are now set to expire June 1, 2015.

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

On September 15, 2011, the Company entered into and consummated a letter agreement (the “Repurchase Document”) with the United States Department of the Treasury (the “Treasury Department”), pursuant to which the Company redeemed all 12,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $12,050,000 (including all accrued but unpaid dividends to the date of redemption) and all 600 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the Series B Preferred Stock”), for a redemption price of $604,500 (including all accrued but unpaid dividends to the date of redemption). (See additional comments under the “Small Business Jobs Act of 2010,” section.)

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

On September 15, 2011, as part of the Small Business Lending Fund (“SBLF”) program established under the Small Business Jobs Act of 2010,  FNB Bancorp (the “Company”) entered into and consummated a SBLF Securities  Purchase Agreement (the ”Purchase Agreement”) with the Secretary of the Treasury (“Treasury”), pursuant to which the  Company (i) issued and sold to Treasury a total of 12,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12,600,000.  The Series C Preferred Stock qualifies as Tier 1 capital.  A copy of the Purchase Agreement is included as Exhibit 10.1 to this report and is incorporated herein by reference.

All of the proceeds ($12,600,000) from the Company’s sale of its Series C Preferred Stock were immediately applied to the Company’s repurchase of outstanding shares of preferred stock which were issued to the United States Department of the Treasury on February 27, 2009, pursuant to the TARP Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

As described more fully in the next following paragraph, the aggregate redemption price for the outstanding shares of preferred stock was $12,654,500.  The $54,500 price differential was paid by the Company in cash.

On September 15, 2011, the Company also entered into and consummated a letter agreement (the “Repurchase Document”) with the United States Department of the Treasury (the “Treasury Department”), pursuant to which the Company redeemed, out of the proceeds of the issuance of the Series C Preferred Stock, all 12,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $12,050,000 (including all accrued but unpaid dividends to the date of redemption) and all 600 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the Series B Preferred Stock”), for a redemption price of $604,500 (including all accrued but unpaid dividends to the date of redemption).

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Company’s wholly-owned subsidiary, First National Bank of Northern California (the “Bank”).  Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at five percent (5%).  For the second through tenth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL.  If the level of the Bank’s qualified small business loans declines such that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase.  For the eleventh through eighteenth calendar quarters through the date which is four and one-half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline.  After four and one-half years from issuance, the dividend rate will increase to 9%.  In addition, beginning on April 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company may be required to pay to Treasury, on each share of Series C Preferred Stock, but only out of assets legally available therefor, a lending incentive fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

The Series C Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder(s) of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the Series C Preferred Stock is at least $25,000,000, then the holder(s) of the Series C Preferred Stock will have the right, but not the obligation, to elect two directors to the Board of Directors of the Company.  (Since the aggregate liquidation amount of the Series C Preferred Stock on September 15, 2011 was $12,600,000, this right to elect two directors is unlikely to come into effect.)

The Company entered into a letter agreement with Treasury dated September 15, 2011, confirming that at all times while any shares of Series C Preferred Stock are outstanding, the Company will maintain a range of directors that will permit the holder(s) of the Series C Preferred Stock to elect two directors.

The current Bylaws of the Company provide for a range of directors of no less than six and no more than eleven members and presently there are nine members serving on the Company’s Board of Directors.  Pursuant to the letter agreement with Treasury, the Company agreed to amend its Bylaws to implement these requirements.  These Bylaw provisions are described in Item 3.03 below.

The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company has agreed to register the Series C Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement.  The Series C Preferred Stock is not subject to any contractual restrictions on transfer.  The Company is required to take all steps as may be reasonably requested by Treasury to facilitate the transfer of the Series C Preferred Stock.

Subject to the prior approval of the appropriate Federal Banking Agency, the Series C Preferred Stock may be redeemed, in whole or in part, at any time at the option of the Company, at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends for the then current dividend period, to the date of redemption.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

 On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

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

Within nine months of enactment of the Dodd-Franck Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

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

Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time.

Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Other Regulatory Developments

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

The Bank did not participate in the DGP Program but elected to participate in the TAGP. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and was extended through December 31, 2011. On November 9, 2010, the FDIC issued a final rule, implementing the Dodd-Frank Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012.

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

The Effects of Legislation in Response to Current Credit Conditions.  Legislation passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with the Bank.  Such legislation could also result in the imposition of limitations upon the Bank's ability to foreclose on property or other collateral or make foreclosure less economically feasible.  Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

Geographic Concentration.  All of the banking offices of the Company are located in the Northern California Counties of San Mateo and San Francisco. The Bank also has a loan production facility in Santa Clara County. The Company and the Bank conduct business primarily in the San Francisco bay area. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this area.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations.  Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the State government.  The Company can provide no assurance that conditions in the California economy will not deteriorate further or that such deterioration will not adversely affect the Company.

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

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments.  FDIC insurance assessments are uncertain and increased premiums may adversely affect the Company’s earnings.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund.  Current economic conditions have increased expectations for bank failures.  In such event, the FDIC would take control of failed banks and guarantee payment of deposits up to applicable insured limits from the Deposit Insurance Fund.  Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the Deposit Insurance Fund.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which was scheduled to remain in effect through December 31, 2013.  With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the $250,000 per depositor insurance limit was made permanent and, among other matters, unlimited deposit insurance for non-interest bearing transaction accounts was extended through December 31, 2012.

It is not clear how depositors may respond regarding the increase in insurance coverage.  Despite the increase, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank's deposit portfolio and thereby directly impact the Bank's funding costs and net interest margin.  The Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful.  Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

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

We Rely on Technology and Continually Encounter Technological Change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology will enable efficiency and meeting customers’ changing needs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to retain and compete for customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact of the long-term aspect of our business and, in turn, our financial condition and results of operations.

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

Commercial loans.  As of December 31, 2011, approximately 9% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Our current economic recession has made it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

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

Real Estate Values.  A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2011, real estate (including construction loans) served as the principal source of collateral with respect to approximately 90% of the Company’s loan portfolio. The current substantial decline in the economy in general, coupled with a continued decline in real estate values in the Company’s primary operating market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. Real estate values have declined, due in part to reduced construction lending, tighter underwriting requirements, and reduced borrower ability to make payments. Real estate loans may pose collection problems, resulting in increased collection expenses, and delays in the ultimate collection of these loans.

In addition, acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Allowance for Loan and Lease Losses.  The Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and the allowance for loan and lease losses. Although we believe that the Company’s allowance for loan and lease losses is adequate to cover expected future losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that the regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

Other Real Estate Owned (“OREO”).  Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement.  At December 31, 2011, 2010 and 2009, our OREO totaled $2,747,000, $6,680,000 and $7,320,000, respectively

Environmental Liabilities.  In the course of our business, we may foreclose and take title to real estate, and could become subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigations or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we could become subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business prospects, financial condition, liquidity, results of operations and stock price could be materially and adversely affected.

Dilution of Common Stock.  Shares of the Company’s common stock eligible for future sale could have a dilutive effect on the market for common stock and could adversely affect the market price.

The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 3,506,405 were outstanding at December 31, 2011. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2011, the Company had outstanding options to purchase a total of 487,124 shares of common stock. As of December 31, 2011, 238,488 shares of common stock remained available for grants under the 2008 Stock Option Plan, as well as an additional 48,606 shares under the 2002 Stock Option Plan. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited. The ability to raise funds in the future through a stock offering could be difficult.

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

Business Confidence Uncertainty. Terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis could adversely impact the Company and the extent of such impact is uncertain. Even more so, the problems in the mortgage and credit markets, the government conservatorship of Fannie Mae and Freddie Mac, the failure of investment firms such as Bear Stearns and Lehman Brothers, and the bailout of AIG Inc., the insurance giant, as well as large write-offs at some major financial institutions have had a ripple effect on the entire financial services industry. Such events have had an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

Certain Restrictions Related to Series C Preferred Stock. The Certificate of Determination for the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), sold to the Secretary of the Treasury (“Treasury”) pursuant to the Securities Purchase Agreement between the Company and Treasury dated September 15, 2011, imposes certain limits on the ability of the Company to pay dividends and repurchase or acquire shares of its common stock. The Series C Preferred Stock will also receive preferential treatment in the distribution of assets of the Company in the event of any liquidation, dissolution or winding up of the Company. These restrictions could have a negative effect on the value of the Company’s common stock. Dividends paid by the Company on the shares of Series C Preferred Stock will reduce the net income available to the holders of Company common stock and the Company’s earnings per common share. The holders of the Company’s common stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors. Although the Company has historically paid stock and cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate these common stock dividends in the future, depending on the circumstances.

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

At December 31, 2011, we held $3.3 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.

At December 31, 2011, we maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $189,066,000, of which the entire amount was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB of San Francisco common stock and certain other qualifying collateral, such as commercial and mortgage loans. We are highly dependent on the FHLB of San Francisco to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

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

The Bank owns approximately 30,900 square feet of land and an approximately 5,100 square foot one story building located at 425 South Mathilda Avenue, Sunnyvale, CA 94086. The building is currently being used as a loan production office of the Bank.

The Bank leases premises at 1450 Linda Mar Shopping Center, Pacifica, California 94044, for its Linda Mar Branch Office. This ground floor space is approximately 4,100 square feet. The lease will expire on August 31, 2019.

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

The Bank subleases premises at 2197 Chestnut Street, San Francisco, CA, for its Chestnut Street Branch, which opened for business on April 4, 2011, and consists of 2,150 square feet at street level and approximately 2,000 square feet on the second floor. The sublease ends on July 15, 2024.

The Bank leases premises at 150 East Third Avenue, San Mateo, CA 94401, for its San Mateo Branch Office. The current lease term expires July 31, 2013. It has one remaining five-year option to extend the lease. The location consists of approximately 4,000 square feet of ground floor usable commercial space.

The Bank leased a warehouse facility at 450 Cabot Road, South San Francisco, CA 94080. The lease expired February 28, 2011. The facility is currently leased on a month-to-month basis and consists of approximately 7,600 square feet of office/warehouse space.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 18, 2002, the common stock of the Company has been quoted on the OTC Bulletin Board under the trading symbol, “FNBG.” There has been limited trading in the shares of common stock of the Company. On February 28, 2012, the Company had approximately 700 shareholders of common stock of record.

The following table summarizes sales of the Common Stock of the Company during the periods indicated of which management has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 20, 2010 and on December 27, 2011. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
2010	High	Low	Declared (1)
First Quarter	$8.33	$6.71	$0.05
Second Quarter	9.05	6.67	0.05
Third Quarter	8.57	7.14	0.05
Fourth Quarter	9.52	6.67	0.05

2011
First Quarter	$14.70	10.34	$0.05
Second Quarter	15.75	9.56	0.05
Third Quarter	14.12	9.46	0.06
Fourth Quarter	12.50	11.35	0.06

See Item 1, “Limitations on Dividends,” above (following the “Additional Regulations”) sub section, for a description of the limitations applicable to the payment of dividends by the Company.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2006 in the Company’s Common Stock and each index, and that all dividends were reinvested.  Returns have been adjusted for any stock dividends and stock splits declared by the Company.  Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

FNB Bancorp

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
FNB Bancorp	100.00	75.25	41.05	30.61	42.02	54.44
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank Pink > $500M	100.00	92.14	66.86	57.16	60.39	59.37

ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter and year ended December 31, 2011 and 2010. There were 10,457 shares remaining that may be purchased under this Plan as of December 31, 2011.

ITEM 6 - SELECTED FINANCIAL DATA

             The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2011	2010	2009	2008	2007

STATEMENT OF EARNINGS DATA
Total interest income	$32,897	$34,428	$35,817	$39,427	$42,290
Total interest expense	3,327	5,383	9,011	11,507	13,657
Net interest income	29,570	29,045	26,806	27,920	28,633
Provision for loan losses	1,750	1,854	4,596	3,045	690
Net interest income after provision for loan losses	27,820	27,191	22,210	24,875	27,943
Total noninterest income	5,079	4,574	5,387	5,045	4,300
Total noninterest expenses	27,074	26,873	27,585	25,346	23,182
Earnings before provision (benefit) for income taxes	5,825	4,892	12	4,574	9,061
Provision (benefit) for income taxes	1,568	1,227	(581)	611	2,382
Net earnings	4,257	3,665	593	3,963	6,679
Dividends and discount accretion on preferred stock	800	853	632	—	—
Net (loss) earnings available to common shareholders	$3,457	$2,812	$(39)	$3,963	$6,679

PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$0.99	$0.80	$(0.01)	$1.11	$1.84
Diluted	$0.98	$0.80	$—	$1.11	$1.82
Cash dividends per share	$0.16	$0.18	$0.26	$0.62	$0.47
Weighted average shares outstanding:
Basic	3,509,000	3,508,000	3,508,000	3,563,000	3,634,000
Diluted	3,529,000	3,508,000	—	3,586,000	3,670,000
Shares outstanding at period end	3,506,000	3,508,000	3,508,000	3,508,000	3,604,000
Book value per share	$21.28	$19.54	$19.01	$19.43	$18.46

BALANCE SHEET DATA
Investment securities	187,664	126,189	97,188	99,221	94,432
Net loans	443,721	474,828	494,349	497,984	489,574
Allowance for loan losses	9,897	9,524	9,829	7,075	5,638
Total assets	715,641	714,639	708,309	660,957	644,465
Total deposits	621,778	628,440	598,964	500,910	499,255
Stockholders’ equity	87,196	80,924	78,865	68,149	66,545

SELECTED PERFORMANCE DATA
Return on average assets	0.48%	0.39%	-0.01%	0.60%	1.07%
Return on average equity	4.14%	3.48%	-0.05%	5.87%	10.39%
Net interest margin	4.88%	4.80%	4.47%	4.75%	5.05%
Average loans as a percentage of average deposits	75.11%	78.18%	91.32%	97.93%	91.74%
Average total stockholders' equity as a percentage of average total assets	11.62%	11.07%	11.31%	10.25%	10.31%
Common dividend payout ratio	16.52%	22.97%	n/a	56.17%	25.75%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs/ total loans	0.30%	0.45%	0.37%	0.32%	0.01%
Allowance for loan losses/Total Loans	2.18%	1.97%	1.95%	1.40%	1.14%
CAPITAL RATIOS
Total risk-based capital	16.53%	14.93%	14.29%	11.86%	11.47%
Tier 1 risk-based capital	15.27%	13.67%	13.04%	10.67%	10.52%
Tier 1 leverage capital	11.21%	10.52%	10.77%	9.70%	9.89%

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

Fair Values of Financial Instruments

Certain assets and liabilities are either carried at fair value on a recurring or non-recurring basis or are required to be disclosed at fair value. Accounting principles have established a fair value measurement model which establishes a framework that quantifies fair value estimates by the level of pricing precision. The degree of judgment utilized in measuring the fair value of assets generally correlates to the level of pricing precision. Financial instruments rarely traded or not quoted will generally have a higher degree of judgment utilized in measuring fair value. Pricing precision is impacted by a number of factors including the type of asset or liability, the availability of the asset or liability, the market demand for the asset or liability, and other conditions that were considered at the time of the valuation.

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

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim impairments tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for nonpublic entities, have not yet been made available for issuance. The Company early adopted during the fourth quarter of 2011. There was no financial effect due to the early adoption of these amendments.

In December, 2011, the FASB issued ASU 2011-12, Comprehensive Income – (Topic 220). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update N0. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. As a public entity, the Company will apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Earnings Analysis

Net earnings in 2011 were $4,257,000, a $592,000 or a 16.2% increase from 2010 net earnings of $3,665,000. Net earnings for the year 2010 increased $3,072,000 or 518.0% from year 2009 net earnings of $593,000. Net earnings (loss) available to common stockholders were $3,457,000 in 2011, $2,812,000 in 2010, and ($39,000) in 2009. The principal source of income is interest income on loans. The level of interest income can be affected by changes in interest rate, volume of loans outstanding, and the quality of the Bank’s loan portfolio. Loans that are 90 days or more past due are placed on non-accrual status. Income on such loans is then recognized only to the extent that cash is received, and where the future collection of principal is probable. All other loans accrue interest at the stated contract rate.

Basic earnings (loss) per share were $0.99 in 2011, $0.80 in 2010, and ($0.01) in 2009. Diluted earnings (loss) per share were $0.98 in 2011, $0.80 in 2010, and ($0.01) in 2009.

Net interest income for 2011 totaled $29,570,000, an increase of $525,000 or 1.8% from 2010. Net interest income for 2010 totaled $29,045,000, an increase of $2,239,000, or 8.4% from 2009. Interest income was $32,897,000 in 2011, a decrease of $1,531,000 or 4.4% from 2010. Interest income totaled $34,428,000 in 2010, a decrease of $1,389,000 or 3.9% from 2009. Interest income on deposits at the Federal Reserve Bank of San Francisco totaled $116,000 in 2011, $136,000 in 2010, and $42,000 in 2009.  The decrease in net interest income during 2011 and 2010 was caused primarily by a decrease in the interest rate paid on interest bearing liabilities which exceeded the decrease in the interest rate earned on interest earning assets. Most of the interest earning assets are tied to the prime lending rate, which did not change during 2011 or 2010. During 2009, the net interest income reduction from 2008 levels was primarily caused by a decline in interest earned on interest earning assets that was greater than the decline in interest expense on interest bearing liabilities. Total nonaccrual loans were $19,098,000 and $16,712,000 as of December 31, 2011 and 2010, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. Average interest earning assets totaled $617,424,000 in 2011, an increase of $3,871,000 or 0.6% from 2010. Average interest earnings assets  totaled $613,553,000 in 2010, an increase of $5,231,000 or 0.9% over 2009. The yield on interest earning assets decreased 26 basis points in 2011 compared to 2010, and  decreased 27 basis points in 2010 compared to 2009. The principal earning assets were loans, and  average loans outstanding decreased $20,104,000 in 2011 compared to 2010, and decreased $10,648,000 in 2010 versus 2009. Their yield decreased 16 basis points in 2011, and 13 basis points in 2010 compared to 2009.  Loan origination volumes in 2011 were significantly lower than in 2010 and 2009. These lower origination volumes coupled with loan prepayments caused our average 2011 loans outstanding to decrease and contributed to the decline in our 2011 loan interest income from 2010 levels.

Interest expense for 2011 totaled $3,327,000 compared to $5,383,000 in 2010 and $9,011,000 in 2009. The decrease in interest expense during 2011, 2010 and 2009 was caused primarily by  rate decreases on deposits, as our rates followed the declines in prevailing short term market interest rates. During 2011 and 2010, the Federal Open Market Committee (“FOMC”) federal funds rate was maintained at a target rate between 0% and 0.25%. A new consumer product, the Money Market Maximizer, was created during 2009, and reached $140,503,000 and $122,594,000, respectively, in deposit balances by the end of 2011 and 2010. Average interest bearing liabilities were $486,588,000 in 2011,  $511,277,000 in 2010, and $482,900,000 in 2009. This represented a decrease of $24,689,000 in 2011 over 2010, and an increase of $28,377,000 in 2010 over 2009. The cost of these liabilities decreased 37 basis points in 2011 compared to 2010, and 82 basis points in 2010 compared to 2009. Time deposit costs decreased 34 basis points in 2011 compared to 2010, and decreased 76 basis points in 2010 compared to 2009. The Bank generally lowered rates paid on interest bearing liabilities throughout 2009 and continued these rate reductions during 2010 and 2011. Management believes that further rate reductions on interest bearing liabilities may be difficult to achieve given the low absolute levels of existing market interest rates.

Net Interest Income

Net interest income is the difference between interest yield generated by earning assets and the interest expense associated with the funding of those assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

TABLE 1	Net Interest Income and Average Balances
	Year ended December 31
	2011			2010			2009
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

INTEREST EARNING ASSETS
Loans, gross (1) (2)	$471,487	$29,320	6.22%	$491,591	$31,386	6.38%	$502,239	$32,718	6.51%
Taxable securities (3)	95,075	1,910	2.01%	86,765	1,811	2.09%	58,248	1,779	3.05%
Nontaxable securities (3)	50,831	2,218	4.36%	35,193	1,632	4.64%	34,406	1,634	4.75%
Federal funds sold	31	—	n/a	4	—	n/a	13,429	78	0.58%
Total interest earning assets	617,424	33,448	5.42%	613,553	34,829	5.68%	608,322	36,209	5.95%

NONINTEREST EARNING ASSETS:
Cash and due from banks	60,811			69,949			33,933
Premises and equipment	13,494			12,096			12,417
Other assets	27,792			33,711			29,157
Total noninterest earning assets	102,097			115,756			75,507
TOTAL ASSETS	$719,521			$729,309			$683,829

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$61,136	$126	0.21%	$61,397	$173	0.28%	$57,886	307	0.53%
Money market	267,109	2,111	0.79%	269,661	3,025	1.12%	198,236	4,007	2.02%
Savings	47,059	109	0.23%	44,075	111	0.25%	43,531	123	0.28%
Time deposits	111,284	981	0.88%	124,563	1,523	1.22%	133,388	2,637	1.98%
Fed Home Loan Bank advances	—	—	n/a	11,575	551	4.76%	49,859	1,937	3.88%
Fed funds purchased	—	—	n/a	6	—	n/a	—	—	n/a
Total interest bearing liabilities	486,588	3,327	0.68%	511,277	5,383	1.05%	482,900	9,011	1.87%

NONINTEREST BEARING LIABILITIES:
Demand deposits	141,113			129,062			116,946
Other liabilities	8,241			8,261			6,616
Total noninterest bearing liabilities	149,354			137,323			123,562
Total liabilities	635,942			648,600			606,462
Stockholders' equity	83,579			80,709			77,367

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$719,521			$729,309			$683,829

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$30,121	4.88%		$29,446	4.80%		$27,198	4.47%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
(2)	Amounts of interest earned include loan fees of $1,071,000, $1,075,000 and $1,249,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)
Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $551,000, $401,000, and $392,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31
	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) (2)			Increase (decrease) (2)
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$(2,066)	$(816)	$(1,250)	$(1,332)	$(652)	$(680)
Taxable securities	99	(75)	174	32	(839)	871
Nontaxable securities (1)	586	(139)	725	(2)	(39)	37
Federal funds sold	—	—	—	(78)	(78)	—
Total	$(1,381)	$(1,030)	$(351)	$(1,380)	$(1,608)	$228

INTEREST BEARING LIABILITIES:

Demand deposits	$47	$46	$1	$(134)	$(153)	$19
Money market	914	894	20	(982)	(1,783)	801
Savings deposits	2	9	(7)	(12)	(13)	1
Time deposits	542	380	162	(1,114)	(940)	(174)
Federal Home Loan Bank advances	551	—	551	(1,386)	436	(1,822)
Federal funds purchased	—	—	—	—	—	—
Total	$2,056	$1,329	$727	$(3,628)	$(2,453)	$(1,175)
NET INTEREST INCOME	$675	$299	$376	$2,248	$845	$1,403

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.
(2) Increases (decreases) shown are in relation to their effect on net interest income.

The net interest margin on average earning assets was 4.88% in 2011 compared to 4.80% in 2010 and 4.47% in 2009. The average rate earned on interest earning assets was 5.42% in 2011, 5.68% in 2010 and 5.95% in 2009. The average cost for interest-bearing liabilities was 0.68% in 2011 compared to 1.05% in 2010 and 1.87% in 2009. The improvement in net interest margin in 2011 was related to an overall market rate decline that allowed the Bank to lower deposit rates faster than the corresponding decline in the earning rate on interest earning assets.

Yield on average loans was 6.22% in 2011, 6.38% in 2010 and 6.51% in 2009. Interest on average taxable securities was 2.01% in 2011, 2.09% in 2010 and 3.05% in 2009. Interest on average nontaxable securities on a tax equivalent basis was 4.36% in 2011, 4.64% in 2010 and 4.75% in 2009. Interest on average federal funds sold was 0.58% in 2009. There were no federal funds sold in 2011, and only minimal federal funds sold during 2010. On the expense side, the market decline in income on interest bearing assets was also followed by declines in competitive market rates offered on interest-bearing liabilities.

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

Real estate loans outstanding decreased by $12,157,000 in 2011 compared to 2010, and increased by $6,383,000 in 2010 compared to 2009. Bank management maintained conservative underwriting standards during 2009 through 2011, which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

During 2009 through 2011, we priced our loans competitively, and we did not discount our loans in order to attract new business. The reserve as a percentage of outstanding loans increased in 2009, 2010 and 2011, to levels designed to accurately reflect the credit risk involved in the loan portfolio.

The allowance for loan losses totaled $9,897,000, $9,524,000 and $9,829,000 at December 31, 2011, 2010 and 2009, respectively. This represented 2.18%, 1.97% and 1.95% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. During 2011, the provision for loan losses was $1,750,000, and the net charge-offs were $1,377,000. During 2010, the provision for loan losses was $1,854,000, and the net charge-offs were $2,159,000. During 2009, the provision for loan losses was $4,596,000, and the net charge-offs were $1,842,000. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash  values. Management also evaluates all commercial loans, secured and unsecured, at least annually.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$4,745	56.8%	$3,787	57.5%	$4,168	54.3%	$3,316	49.2%	$2,609	50.5%
Real estate construction	1,171	6.2%	1,999	5.7%	3,110	9.4%	1,388	13.0%	1,576	11.6%
Real estate multi family	671	8.0%	578	8.8%	881	11.5%	694	10.3%	598	11.6%
Real estate 1 to 4 family	1,592	19.0%	971	14.7%	832	10.8%	702	10.4%	462	9.0%
Commercial & industrial	1,618	9.5%	2,102	12.7%	809	13.5%	932	16.5%	370	16.6%
Consumer loans	100	0.5%	87	0.6%	29	0.5%	43	0.6%	23	0.7%
Total	$9,897	100.0%	$9,524	100.0%	$9,829	100.0%	$7,075	100.0%	$5,638	100.0%

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2011. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis

(Dollar amounts in thousands)	For the year ended December 31,
	2011	2010	2009	2008	2007
Balance at Beginning of Period	$9,524	$9,829	$7,075	$5,638	$5,002
Provision for Loan Losses	1,750	1,854	4,596	3,045	690

Charge-offs:
Real Estate	(721)	(1,376)	(1,471)	(493)	(48)
Commercial	(651)	(812)	(390)	(1,284)	(19)
Consumer	(74)	(34)	(60)	(11)	(13)
Total	(1,446)	(2,222)	(1,921)	(1,788)	(80)

Recoveries:
Real Estate	41	50	61	36	15
Commercial	27	6	18	144	10
Consumer	1	7	—	—	1
Total	69	63	79	180	26
Net Charge-offs	(1,377)	(2,159)	(1,842)	(1,608)	(54)

Balance at End of Period	$9,897	$9,524	$9,829	$7,075	$5,638

Percentages
Allowance for loan losses/total loans	2.18%	1.97%	1.95%	1.40%	1.14%
Net charge-offs/real estate loans	0.18%	0.35%	0.38%	0.14%	0.01%
Net charge-offs/commercial loans	1.45%	1.31%	0.55%	1.37%	0.01%
Net charge-offs/consumer loans	3.13%	1.00%	2.25%	0.35%	0.33%
Net charge-offs/total loans	0.30%	0.45%	0.37%	0.32%	0.01%
Allowance for loan losses/non-performing loans	51.82%	71.72%	38.41%	50.17%	49.18%

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

Nonperforming Assets.

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2011, 2010 and 2009, had non-accrual loans performed as agreed, approximately $872,000, $625,000 and $759,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 4.2% of total loans at December 31, 2011, 3.4% of total loans at December 31, 2010 and 5.1% of total loans at December 31, 2009. Management believes the current list of past due loans are collectible and does not anticipate significant losses.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2011	2010	2009	2008	2007
Accruing loans 90 days or more	$—	$—	$—	$—	$—
Nonaccrual loans	19,098	16,712	25,592	14,102	11,465
Other real estate owned	2,747	6,680	7,320	3,557	440
Total	$21,845	$23,392	$32,912	$17,659	$11,905

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2011, 2010 or 2009.

Nonaccrual loans at December 31, 2011 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned properties consist of two construction loans related to single-family home construction, a four-unit apartment building, a retail commercial real estate loan, and a land development parcel. The Bank is actively marketing these properties. However, given current market conditions, there can be no assurance that these properties can be sold in the near future.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. At December 31, 2011, the Bank had fourteen loans totaling $16,447,000 that were considered troubled debt restructurings. These fourteen loans consist of six commercial real estate loans totaling $9,173,000, one multi-family real estate loan totaling $3,283,000, five commercial loans totaling $2,987,000, and two single family residence loans totaling $1,004,000.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
(Dollar amounts in thousands)	2011	2010	2009	Amount	Percent	Amount	Percent
Service charges	$3,107	$2,703	$2,826	$404	14.9%	$(123)	-4.4%
Death benefit bank owned life insurance policy	—	—	316	—	n/a	(316)	-100.0%
Credit card fees	701	649	691	52	8.0%	(42)	-6.1%
Gain on available-for-sale securities	479	619	997	(140)	-22.6%	(378)	-37.9%
Bank owned life insurance policy earnings	325	329	315	(4)	-1.2%	14	4.4%
Other income	467	274	242	193	70.4%	32	13.2%
Total noninterest income	$5,079	$4,574	$5,387	$505	11.0%	$(813)	-15.1%

Total noninterest income consists mainly of service charges on deposits. Noninterest income in 2009 included $316,000 in proceeds from a life insurance contract related to death benefits received from a policy that was placed on the life of an executive who is now deceased. Gain on the sale of available for sale securities was $479,000 in 2011, $619,000 in 2010, and $997,000 in 2009. The gain on sale during 2011 was derived primarily from the sale of U. S. Government and mortgage-backed securities; during 2010, it was derived primarily from the sale of U.S. Treasury and mortgage-backed securities; and in 2009 it was derived primarily from the sale of available for sale municipal securities and mortgage- backed securities within our investment portfolio. The principal source of other income was interest due from the Federal Reserve Bank, which was $116,000, $136,000, and $42,000 in the years 2011, 2010 and 2009, respectively.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7
	Noninterest Expenses			Variance		Variance
(Dollar amounts in thousands)	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Amount	Percent	Amount	Percent
Salaries and employee benefits	$13,726	$13,603	$13,359	$123	0.9%	$244	1.8%
Occupancy expense	2,331	2,036	2,084	295	14.5%	(48)	-2.3%
Equipment expense	1,722	1,943	1,923	(221)	-11.4%	20	1.0%
Professional fees	1,668	1,341	1,194	327	24.4%	147	12.3%
FDIC assessment	1,155	1,350	1,128	(195)	-14.4%	222	19.7%
Telephone, postage, supplies	1,149	1,103	1,068	46	4.2%	35	3.3%
Other real estate owned expense	439	1,012	852	(573)	-56.6%	160	18.8%
Advertising expense	570	411	439	159	38.7%	(28)	-6.4%
Bankcard expenses	658	589	633	69	11.7%	(44)	-7.0%
Operating losses	571	82	58	489	596.3%	24	41.4%
Data processing expense	560	518	554	42	8.1%	(36)	-6.5%
Low income housing expense	278	278	278	—	n/a	—	n/a
Surety insurance	267	274	253	(7)	-2.6%	21	8.3%
Director expense	216	216	201	—	n/a	15	7.5%
Gain on sale of other real estate owned	(66)	(132)	—	66	-50.0%	(132)	n/a
Loss on impairment of other real estate owned	543	957	2,396	(414)	-43.3%	(1,439)	-60.1%
Other	1,287	1,292	1,165	(5)	-0.4%	127	10.9%
Total noninterest expense	$27,074	$26,873	$27,585	$201	0.7%	$(712)	-2.6%

Total noninterest expense for the year ended December 31, 2011 was $27,074,000 compared to  $26,873,000 and $27,585,000 for the years ended December 31, 2010 and 2009. Salaries and employee benefits were $13,726,000 in 2011, $13,603,000 in 2010, and $13,359,000 in 2009. Salaries and employee benefits represented  51%, 51% and 48% of noninterest expense for the years 2011, 2010 and 2009, respectively. During 2010, the Bank closed our Eureka Square and our Colma branch offices. The increase in salary and benefits costs during 2010 was primarily attributable to normal salary progression and an increase in medical and dental costs offset in large part by employee reductions net of relocation of staff from closed branches. The increase in salary and benefits during 2011 was also attributable to normal salary progression and further increases in medical and dental costs. There was a $500,000 operational loss in 2011 related to fraudulent foreign wire activity. An insurance claim was submitted and initially denied. The Company has hired legal counsel in its effort to collect on our insurance claim. The loss on impairment of other real estate owned expense was recorded primarily to reflect the decrease in valuation of our real estate owned properties since their value on the foreclosure date. Another significant expense was the Bank’s FDIC deposit insurance assessments, which were $1,128,000 in 2009, $1,350,000 in 2010, and $1,155,000 in 2011. These assessments are expected to remain relatively high until such time as the FDIC is able to build its deposit fund reserve to the targeted levels established by the FDIC. At December 31, 2011, the FDIC insurance reserves were still significantly below targeted levels.

Provision for Loan Losses

There was a provision for loan losses of $1,750,000 for the year ended December 31, 2011 compared to a provision for loan losses of $1,854,000 for the year ended December 31, 2010. The allowance for loan losses was $9,897,000  or 2.18% of total gross loans at December 31, 2011, compared to $9,524,000 or 1.97% of total gross loans at December 31, 2010. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the loan portfolio. Management is taking steps necessary to work with borrowers and has granted modified loan terms to certain borrowers willing to make payments on loans secured by their primary residence, even though they were delinquent and/or the value of their home had declined substantially.

Balance Sheet Analysis

Total assets of the Company at December 31, 2011 were $715,641,000, compared to $714,639,000 at December 31, 2010 and to $708,309,000 at December 31, 2009. Assets averaged $719,521,000 in 2011, compared to $729,309,000 in 2010 and $683,829,000 in 2009. Average earning assets represented 85.8% of total average assets in 2011 and 84.1% of total average assets in 2010. Balance sheet growth during 2011 was minimal, which allowed the Company to increase our GAAP and regulatory capital ratios during the year.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2011 decreased by $30,734,000 or 6.3% from December 31, 2010. At December 31, 2010, they decreased by $19,826,000 or 3.9% from December 31, 2009. The loan portfolio experienced higher nonperforming loan levels in 2009 when compared to 2010 or 2011 levels. During 2010 and 2011, new loan origination volumes decreased from 2009 levels due to the additional time spent working to reduce our nonperforming assets and decreased demand for credit by our borrowers. In addition, the effect of the economic recession was a reduction in the number of applications received for credit during 2010 and 2011. New credit-worthy borrowers were difficult to identify during 2011, and most existing clients were not seeking additional loans, or increase in their credit lines.

Commercial real estate loans decreased by $21,453,000 or 7.7% in 2011 compared to 2010. They increased by $4,885,000 or 1.8% in 2010 compared to 2009. During 2009, the Bank purchased approximately $19,000,000 in performing real estate loans from another community bank. Real estate construction loans increased by $652,000 in 2011, but decreased by $19,612,000 and $18,458,000 in 2010 and 2009, respectively. Real estate multi-family loans decreased by $6,215,000 in 2011 compared to 2010 and decreased by $15,291,000 in 2010 compared to 2009. Real estate 1 to 4 family loans increased by $14,859,000 or 20.8% in 2011 compared to 2010, and increased  by $16,789,00 or 30.7% in 2010 compared to 2009. These changes occurred due to a tightening in the Company’s underwriting standards in response to current economic conditions. Construction activity was minimal, and we received fewer  loan applications. Commercial and industrial loans decreased by $18,419,000, $6,484,000, and $15,465,000 in 2011, 2010 and 2009, respectively. Consumer loans represent a nominal portion of total loans. They decreased by $354,000 in 2011, increased by $28,000 in 2010, and decreased by $475,000 in 2009.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2007 through December 31, 2011.

TABLE 8	Loan Portfolio
	December 31
(Dollar amounts in thousands)	2011		2010		2009		2008		2007
Commercial real estate	$257,413	57%	$278,866	56%	$273,981	55%	$248,323	49%	$250,343	49%
Real estate construction	28,229	6%	27,577	6%	47,189	9%	65,647	13%	57,362	12%
Real estate multi family	36,369	8%	42,584	9%	57,875	11%	52,046	10%	57,373	12%
Real estate 1 to 4 family	86,322	19%	71,463	15%	54,674	11%	52,642	10%	44,334	9%
Commercial & industrial	43,074	9%	61,493	13%	67,977	13%	83,442	17%	82,228	17%
Consumer loans	2,335	1%	2,689	1%	2,661	1%	3,136	1%	3,636	1%
Sub total	453,742	100%	484,672	100%	504,357	100%	505,236	100%	495,276	100%
Net deferred loan fees	(124)	0%	(320)	0%	(179)	0%	(177)	0%	(64)	0%
Total	$453,618	100%	$484,352	100%	$504,178	100%	$505,059	100%	$495,212	100%

Loans that are not guaranteed by the U. S. Government contain some level of risk of principal repayment. Real estate and loans that contain UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment, either from the liquidation of collateral or from the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity against the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. Borrower’s preference and interest rate risk tolerance will generally dictate whether they utilize fixed or variable rate financing.

The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2011.

TABLE 9		Maturing
	Maturing	After 1	Maturing
(Dollar amounts in thousands)	Within	But Within	After 5
	1 Year	5 Years	Years	Total
Commercial real estate	$137,557	87,734	32,122	$257,413
Real estate construction	15,085	9,621	3,523	28,229
Real estate multi family	19,435	12,396	4,538	36,369
Real estate 1 to 4 family	46,129	29,421	10,772	86,322
Commercial & industrial	23,018	14,681	5,375	43,074
Consumer loans	1,248	796	291	2,335
Sub total	242,472	154,649	56,621	453,742
Net deferred loan fees	(66)	(42)	(16)	(124)
Total	$242,406	$154,607	$56,605	$453,618

With predetermined interest rates	$71,319	$45,488	$16,654	$133,461
With floating interest rates	$171,087	$109,119	$39,951	$320,157
Total	$242,406	$154,607	$56,605	$453,618

Investment Portfolio

Investments at December 31, 2011 were $187,664,000, an increase of $61,475,000 or 48.7% over December 31, 2010. At December 31, 2010, investment securities were $126,189,000, an increase of $29,001,000 or 29.8% over December 31, 2009.

The primary purpose of the Bank’s investment portfolio is to ensure the Bank has sufficient available funds to fund loans, or pay down our liabilities. The Company’s primary source of funds is the deposit base. If more funds are needed, investment maturities, calls and sales from the investment portfolio may be used. The Bank’s investment portfolio is composed primarily of  debt securities of U. S. Government Agencies, mortgage-backed securities that have their principal guaranteed by U. S. Government Agencies, and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level and minimal credit risk.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2011:

TABLE 10			After		After
	Due		1 Year		5 Years		Due			Maturity
(Dollar amounts	In 1 Year		Through		Through		After		Fair	In	Average
in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury securities	$—	—%	12,634	1.17%	$—	—%	$—	—%	$12,634	2.75	1.17%
U. S. Government Agencies	2,019	1.56%	46,940	1.57%	5,143	2.21%	—	—	54,102	3.37	1.63%
Mortgage-backed securities	—	—	2,067	2.65%	9,895	2.75%	21,473	3.57%	33,435	14.58	3.26%
States & Political Subdivisions	2,775	2.64%	15,784	3.26%	39,632	2.98%	19,060	3.56%	77,251	7.50	3.13%
Corporate Debt	1,688	1.85%	8,554	3.06%	—	—	—	—	10,242	2.89	2.86%
Total	$6,482	2.10%	$85,979	1.96%	$54,670	2.86%	$40,533	3.57%	$187,664	6.98	2.57%

The following table shows the securities portfolio mix at December 31, 2011, 2010 and 2009.

TABLE 11	Years Ended December 31,
	2011		2010		2009
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$12,371	$12,634	$12,440	$12,345	$—	$—
U.S. Government Agencies	53,150	54,102	45,941	46,114	45,100	45,307
Mortgage-backed securities	32,606	33,435	18,564	19,068	22,185	22,279
States & Political Subdivisions	73,674	77,251	42,738	42,456	24,998	25,867
Corporate Debt	10,314	10,242	6,105	6,206	3,696	3,735
Total	$182,115	$187,664	$125,788	$126,189	$95,979	$97,188

Deposits

During 2011, average deposits were $627,701,000, a decrease of $1,057,000 or 0.2% over 2010. During 2010, average deposits were $628,758,000, an increase of $78,771,000 or 14.3% over 2009. The prime lending rate was 3.25% on December 16, 2008, and remained unchanged through December 31, 2011. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged  0.5% in 2009, 0.3% in 2010 and 0.2% in 2011. Money market deposit costs averaged  2.0% in 2009, 1.1% in 2010 and 0.8% in 2011. Savings rates averaged 0.3% in 2009, 0.3% in 2010 and 0.2% in 2011. Average rates on time certificates of deposit of $100,000 or more was  2.0% in 2009, 0.9% in 2010 and 0.8% in 2011. On certificates under $100,000, average rates were 2.0% in 2009, 1.2% in 2010, and 0.9% in 2011. During 2009, the Bank introduced a money market account that carried an interest rate that was linked to the number of products the customer utilized. This product was the primary driver of the Bank’s deposit growth during 2009 through 2010. The primary decline in deposits during 2011 came from time certificates of deposit, whose interest rates were not attractive, and some funds moved into savings or were not renewed.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2011			2010			2009
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	61,136	0.2%	9.7	$61,397	0.3%	9.8	$57,886	0.5%	10.6
Money market	267,109	0.8%	42.6	269,661	1.1%	42.9	198,236	0.2%	36.0
Savings	47,059	0.2%	7.5	44,075	0.3%	7.0	43,531	0.3%	7.9
Time deposits $100,000 or more	69,330	0.8%	11.0	81,838	0.9%	13.0	83,846	2.0%	15.2
Time deposits under $100,000	41,954	0.9%	6.7	42,725	1.2%	6.8	49,542	2.0%	9.0
Total interest bearing deposits	486,588	0.7%	77.5	$499,696	1.0%	79.5	433,041	1.6%	78.7
Demand deposits	141,113	—	22.5	129,062	—	20.5	116,946	—	21.3
Total deposits	$627,701	0.5%	100.0	$628,758	0.8%	100.0	$549,987	1.3%	100.0

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13	Analysis of Time Deposits $100,000 or more at December 31, 2011
(Dollar amounts in thousands)
		Over Three	Over Six	Over
Total Deposits	Three Months	To Six	To Twelve	Twelve
$100,000 Or More	Or Less	Months	Months	Months
$67,773	$13,053	$24,247	$17,254	$13,219

Capital

At December 31, 2011, stockholders’ equity of the Company was $87,196,000, an increase of $6,272,000 or 7.75% over 2010. At December 31, 2010, stockholders’ equity of the Company was $80,924,000, an increase of $2,059,000 or 2.6% over 2009. During 2009, the primary reason for the increase in capital was the Company’s issuance of $12,600,000 in equity securities to the U. S. Treasury in conjunction with the U. S. Treasury’s Capital Purchase Program (“CPP”). The increases in retained earnings were primarily attributable to retention of net income less cash dividends on preferred stock of $545,000 in 2011 and $654,000 in 2010; and cash dividends on common stock of $568,000 in 2011, $646,000 in 2010 and $916,000 in 2009.

The $12,600,000 in equity securities issued to the U.S. Treasury were issued in the form of Series A Preferred Stock with a 5% annual dividend rate, paid quarterly, and Series B Preferred Stock with a 9% annual dividend rate, paid quarterly which accounted for the major part of the 2008-2009 variance in capital. During the third quarter of 2011, all shares of the Series A and B Preferred Stock were redeemed and $12,600,000 in shares of the Company’s Series C Preferred Stock were issued under the U. S. Treasury’s Small Business Lending Fund.

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

On September 15, 2011 the Company issued 12,600 shares of Senior, Non-Cumulative, Perpetual Preferred Stock, Series C, to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”). The initial dividend rate payable on these shares is 5%. Depending on the volume of small business lending, it can become as low  as one percent. If lending does not increase in the first two years, the rate will increase to seven percent. After 4.5 years, the rate will increase to nine percent, assuming the Company has not redeemed the shares.

The SBLF program does not impose the various restrictions (including restrictions on the payment of dividends to holders of Common Stock) as were required under the CPP. The Series A and B Preferred Stock, which contained a blended rate of 6.83% to the expected repayment date, was redeemed with  the $12,600,000 in proceeds received from the issuance of Series C Preferred Stock.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2011, 2010 and 2009 for the Bank. The Company’s capital ratios are substantially equivalent to those of the Bank.

TABLE 14					Minimum
					“Well Capitalized”
Regulatory Capital Ratios	2011	2010	2009		Requirements

Total Capital	16.44%	14.85%	14.24%	≥	10.00%
Tier 1 Capital	15.18%	13.60%	12.99%	≥	6.00%
Leverage ratios	11.15%	10.46%	10.73%	≥	5.00%

Liquidity

The Company’s primary source of liquidity on a stand-alone basis (see the discussion under “Limitation on Dividends”) is dividends from the Bank.  The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-“ Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent banks accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2011, the Company’s primary liquidity was 31.60%, compared to 26.18% in 2010 and 22.59% in 2009. Total Liquid Assets were $226,138,000 in 2011, $187,063,000 in 2010, and $160,041,000 in 2009. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 81.2% of average total liabilities of $635,942,000 for the year ended December 31, 2011, 77.7% of average total liabilities of $648,600,000 for the year ended December 31, 2010, and 68.7% of average total liabilities of $606,462,000 for the year ended December 31, 2009.

As of December 31, 2011, the Company had contractual obligations and other commercial commitments totaling approximately $99,289,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2011.  These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s line of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$4,781	$763	$994	$748	$2,276
Salary Continuation Agreements	1,818	130	260	259	1,169
Total Contractual Cash Obligations	$6,599	$893	$1,254	$1,007	$3,445

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$59,926	$47,665	$7,914	$3,129	$1,218
Standby Letters of Credit	2,462	2,462	—	—	—
Other Commercial Commitments	30,302	29,560	735	7	—
Total Commercial Commitments	$92,690	$79,687	$8,649	$3,136	$1,218

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate was 3.25% at the end of 2009, and it remained the same through December 31, 2011. Net interest income increases during 2010 were primarily the result of aggressive reductions to the Bank’s deposit product rates. Reductions in 2009’s net interest income occurred because rates earned on interest earning assets decreased faster than the rates we paid on interest bearing liabilities.

The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. By developing objectives, goals and strategies designed to enhance profitability and performance, management is also able to manage the Bank’s interest rate exposure.

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company’s ability to attract deposits and obtain short term credit through established borrowing lines. The primary source of liability liquidity is the Bank’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line  of  credit  of  up  to  30%  of  total  assets,  and  a  Federal  Reserve  Bank  borrowing  facility  of approximately $49,195,000. Management believes the Company’s liquidity sources at December 31, 2010 are adequate to meet its operating needs in 2011 and into the foreseeable future.

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

The following table includes key ratios, including returns on average assets and equity.

TABLE 16	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2011	2010	2009
Return on average assets	0.48%	0.39%	(0.01)%
Return on average equity	4.14%	3.48%	(0.05)%
Dividend payout ratio	16.52%	22.97%	n/a
Average equity to assets ratio	11.62%	11.07%	11.31%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2011, using current discount rates, and an estimate of net interest income for 2012 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2011 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2011 and net interest income for 2012 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
	At December 31, 2011
Available for Sale securities
	Rates Decline					Rates Increase
Rate change	(2%	)	(1%	)	Current	+1%	+2%

Unrealized gain (loss)	$14,653		$10,537		$5,549	$(1,143)	$(8,032)
Change from current	$9,104		$4,988			$(6,692)	$(13,581)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2011

	Rates Decline					Rates Increase
Rate change	(2%	)	(1%	)	Current	+1%	+2%

Change in net interest income	$30,878		$30,499		$29,570	$29,028	$28,711
Change from current	$1,308		$929			$(542)	$(859)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 30, 2012

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2011 and 2010

(Dollar amounts in thousands)	2011	2010
Assets

Cash and due from banks	$38,474	$60,874
Securities available-for-sale, at fair value	187,664	126,189
Loans, net of deferred loan fees and allowance for loan losses of $9,897 and $9,524 on December 31, 2011 and December 31, 2010	443,721	474,828
Bank premises, equipment, and leasehold improvements, net	13,227	13,535
Other real estate owned, net	2,747	6,680
Goodwill	1,841	1,841
Other equity securities	4,608	5,246
Accrued interest receivable	3,614	3,765
Prepaid expenses	2,107	2,843
Other assets	17,638	18,838
Total assets	$715,641	$714,639

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$139,382	$137,237
Demand, interest bearing	63,308	60,413
Savings and money market	310,237	305,390
Time	108,851	125,400
Total deposits	621,778	628,440

Accrued expenses and other liabilities	6,667	5,275
Total liabilities	628,445	633,715

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock - series A - no par value, authorized and outstanding 12,000 shares (liquidation preference of $1,000 per share plus accrued dividends)	—	11,747
Preferred stock - series B - no par value, authorized and outstanding 600 shares (liquidation preference of $1,000 per share plus accrued dividends)	—	615
Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share)	12,600	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,506,405 shares at December 31, 2011 and 3,341,049 shares at December 31, 2010	48,895	46,565
Retained earnings	22,427	21,760
Accumulated other comprehensive income, net of tax	3,274	237
Total stockholders’ equity	87,196	80,924
Total liabilities and stockholders’ equity	$715,641	$714,639

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2011, 2010 and 2009

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2011	2010	2009
Interest income:
Interest and fees on loans	$29,320	$31,386	$32,718
Interest and dividends on taxable securities	1,910	1,811	1,779
Interest on tax-exempt securities	1,667	1,231	1,242
Federal funds sold	—	—	78
Total interest income	32,897	34,428	35,817
Interest expense:
Deposits	3,327	4,832	7,074
Federal Home Loan Bank advances	—	551	1,937
Total interest expense	3,327	5,383	9,011
Net interest income	29,570	29,045	26,806
Provision for loan losses	1,750	1,854	4,596
Net interest income after provision for loan losses	27,820	27,191	22,210
Noninterest income:
Service charges	3,107	2,703	2,826
Death benefit bank owned life insurance policy	—	—	316
Credit card fees	701	649	691
Gain on sale of available-for-sale securities	479	619	997
Bank owned life insurance policy earnings	325	329	315
Other income	467	274	242
Total noninterest income	5,079	4,574	5,387
Noninterest expense:
Salaries and employee benefits	13,726	13,603	13,359
Occupancy expense	2,331	2,036	2,084
Equipment expense	1,722	1,943	1,923
FDIC assessment	1,155	1,350	1,128
Other real estate owned expense	439	1,012	852
Professional fees	1,668	1,341	1,194
Telephone, postage, supplies	1,149	1,103	1,068
Advertising expense	570	411	439
Bankcard expense	658	589	633
Data processing expense	560	518	554
Operating losses	571	82	58
Low income housing expense	278	278	278
Surety insurance	267	274	253
Director expense	216	216	201
Gain on sale of other real estate owned	(66)	(132)	—
Loss on impairment of other real estate owned	543	957	2,396
Other expense	1,287	1,292	1,165
Total noninterest expense	27,074	26,873	27,585
Earnings before provision (benefit) for income taxes	5,825	4,892	12
Provision (benefit) for income taxes	1,568	1,227	(581)
Net earnings	4,257	3,665	593
Dividends and discount accretion on preferred stock	800	853	632
Net earnings (loss) available to common stockholders	$3,457	$2,812	$(39)

Earnings (loss) per share data:
Basic	$0.99	$0.80	$(0.01)
Diluted	$0.98	$0.80	$—
Weighted average shares outstanding:
Basic	$3,509	$3,508	$3,508
Diluted	$3,532	$3,508	$—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Earnings

Years ended December 31, 2011, 2010 and 2009

									Accumulated
									other
(Dollar amounts in thousands)			Preferred Stock						compre-	Compre-
	Common stock		series		series		series	Retained	hensive	hensive
	Shares	Amount	A		B		C	earnings	earnings	earnings	Total
Balance at December 31, 2008	3,027	$43,827	$	−	$	−	$ −	$22,960	$1,362		$68,149
Preferred stock issued				11,360		640					12,000
Net earnings	−	−		−		−	−	593	−	$593	593
Other comprehensive earnings:
Unrealized loss on securities, net of tax benefit of $42	−	−		−		−	−	−	(61)	(61)	(61)
Gain on sale of securities reclassification adjustment net of tax						−	−	−	(588)	(588)	(588)
Total comprehensive loss										$(56)
Dividends and accretion on preferred stock				174		(11)	−	(632)	−		(469)
Cash dividends of $0.15 per share		−		−		−	−	(462)	−		(462)
Cash dividends of $0.05 per share		−		−		−	−	(454)	−		(454)
Stock dividend of 5%	152	1,060		−		−	−	(1,060)	−		−
Stock-based compensation expense		157		−		−	−	−	−		157
Balance at December 31, 2009	3,179	45,044		11,534		629	−	20,945	713		78,865
Net earnings								3,665		$3,665	3,665
Other comprehensive earnings:
Unrealized loss on securities, net of tax benefit of $77	−	−		−		−	−	−	(111)	(111)	(111)
Gain of sale of securities reclassification adjustment net of tax						−	−	−	(365)	(365)	(365)
Total comprehensive earnings										$3,189
Dividends and accretion on preferred stock		−		213		(14)	−	(853)	−		(654)
Cash dividends of $0.05 per share		−		−		−	−	(646)	−		(646)
Stock dividend of 5%	159	1,351		−		−	−	(1,351)	−		−
Stock options exercised		2						−	−		2
Stock-based compensation expense		168		−		−	−	−	−		168
Balance at December 31, 2010	3,338	46,565		11,747		615	−	21,760	237		80,924
Preferred stock issued							12,600				12,600
Redemption of preferred stock				(12,017)		(600)		17			(12,600)
Net earnings								4,257		$4,257	4,257
Other comprehensive earnings:
Unrealized gain on securities, net of tax expense of $2,307	−	−		−		−	−	−	3,320	3,320	3,320
Gain on sale of securities reclassification adjustment net of tax						−	−	−	(283)	(283)	(283)
Total comprehensive earnings										$7,294
Dividends and accretion on preferred stock		−		270		(15)	−	(800)	−		(545)
Cash dividends of $0.05 per share		−		−		−	−	(167)	−		(167)
Cash dividends of $0.06 per share		−		−		−	−	(401)	−		(401)
Cash in lieu of fractional shares		−		−		−	−	(3)	−		(3)
Accrued dividend, not yet paid		−		−		−	−	(210)	−		(210)
Stock dividend of 5%	167	2,026		−		−	−	(2,026)	−		−
Stock options exercised	1	11		−		−	−	−	−		11
Stock-based compensation expense		293		−		−	−	−	−		293
Balance at December 31, 2011	3,506	$48,895	$	−	$	−	$12,600	$22,427	$3,274		$87,196

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$4,257	$3,665	$593
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,803	2,554	2,217
Gain on sale of securities available-for-sale	(479)	(619)	(997)
Gain on sale of other real estate owned	(66)	(132)	—
Loss on impairment of other real estate owned	543	957	2,396
Increase in other real estate owned valuation reserve	—	—	1,831
Stock-based compensation expense	293	168	157
Provision for loan losses	1,750	1,854	4,596
Deferred taxes	(308)	468	(2,173)
Decrease (Increase) in accrued interest receivable	151	(693)	345
Decrease (increase) in prepaid expense	736	1,106	(2,993)
Decrease in other assets	1,507	1,140	322
(Decrease) increase in accrued expenses and other liabilities	(925)	126	429
Net cash provided by operating activities	10,262	10,594	6,723
Cash flows from investing activities:
Proceeds from matured/called/sold securities available-for-sale	41,694	87,223	73,879
Purchases of securities available-for-sale	(98,861)	(117,468)	(72,613)
Decrease (increase) in other equity securities	638	393	(412)
Proceeds from sale of other real estate owned	4,078	4,300	2,291
Investment in other real estate owned	(3)	(468)	—
Net decrease (increase) in loans	28,738	13,518	(8,846)
Proceeds from sales of bank premises, equipment, and leasehold improvements	2	11	—
Purchases of bank premises, equipment, and leasehold improvements	(1,181)	(3,260)	(307)
Net cash used in investing activities	(24,895)	(15,751)	(6,008)

Cash flows from financing activities:
Net increase in demand and savings deposits	9,887	31,399	112,571
Net decrease in time deposits	(16,549)	(1,923)	(14,517)
Net decrease in FHLB advances	—	(25,000)	(61,100)
Cash dividends paid on common stock	(568)	(646)	(1,212)
Cash dividends paid of preferred stock series A and B	(545)	(654)	(469)
Cash in lieu of franctional shares	(3)	—	—
Issuance of preferred stock series A	—	—	11,360
Issuance of preferred stock series B	—	—	640
Issuance of preferred stock series C	12,600	—	—
Redemption of preferred stock series A and B	(12,600)	—	—
Exercise of stock options	11	2	—
Net cash (used in) provided by financing activities	(7,767)	3,178	47,273
Net (decrease) increase in cash and cash equivalents	(22,400)	(1,979)	47,988
Cash and cash equivalents at beginning of year	60,874	62,853	14,865
Cash and cash equivalents at end of year	$38,474	$60,874	$62,853

Additional cash flow information:
Interest paid	$3,345	$5,735	$9,517
Income taxes paid	1,955	207	843
Non-cash investing and financing activities:
Accrued dividends	210	167	159
Change in fair value of available-for-sale securities, net of tax effect	3,037	(476)	(649)
Loans transferred to other real estate owned	619	4,149	7,885
Deemed dividends on preferred stock	255	199	163

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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
Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included  in  cash and cash equivalents are restricted balances at the Federal Reserve Bank which relate to a minimum cash reserve requirement of approximately $778,000 and $829,000 at December 31, 2011 and 2010, respectively.

(c)	Investment Securities
Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company classifies securities as held to maturity only if and when it has the positive intent and ability to hold the security to maturity. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of  discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2011 or 2010.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive earnings.

(d)	Derivatives
All derivatives contracts are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2011 or 2010.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of  the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2011. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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
Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair market value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2011, and found no impairment.

Other intangible assets consist of core deposit and customer intangible assets that are initially recorded at fair value and subsequently amortized over their estimated useful lives, usually no longer than a seven year period.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

(k)
Stock Dividend
On November 18, 2011, the Company announced that its Board of Directors had  declared a five percent (5%) stock dividend which resulted in 166,762 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 27, 2011, to stockholders of record on December 12, 2011. The earnings per share data for all periods presented has been adjusted for stock dividends, except for the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Earnings, which shows the historical rollforward of stock dividends declared.

(l)	Income Taxes
Deferred income taxes are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the utilization of the asset is in doubt. During 2011, the Company recorded a reduction to the deferred tax asset valuation allowance of $66,000 for tax credit carryforwards from the Bank’s investment in low income housing real estate partnerships. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company had unrecognized tax benefits of $550,000 and $415,000 as of December 31, 2011 and 2010, respectively. These unrecognized tax benefits are related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The Bank is currently being audited by the Franchise Tax Board for the years ended December 31, 2005 through 2008, and the outcome is uncertain.

The Company  recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

At December 31, 2011, the Bank had a $1,745,000 investment in five partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the historical cost method less depreciation and amortization and are recorded in other assets on the balance sheet. The Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments over the period that tax credits are allocated to the Company.

There is no residual value for the investment at the end of the tax credit allocation period. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized.

(m)	Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 342,030, 363,241, and 342,889 antidilutive shares in the years ended December 31, 2011, 2010 and 2009, respectively, which were not included in the calculation. Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

(Number of shares in thousands)	2011	2010	2009
Weighted average common shares outstanding-used in computing basic earnings per share	3,509	3,508	3,508
Dilutive effect of stock options outstanding, using the treasury stock method (1)	20	—	—
Shares used in computing diluted earnings per share	3,529	3,508	3,508

(1) Due to a loss for the 2009 period, no incremental shares are included because the effect would be antidilutive.

(n)	Stock Option Plans
Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2011, 2010 and 2009. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time  of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(o)	Fair Values of Financial Instruments
The accounting standards provide for a fair value measurement framework that quantifies fair value estimates by the level of pricing precision. The degree of judgment utilized in measuring the fair value of assets generally correlates to the level of pricing precision. Financial instruments rarely traded or not quoted will generally have a higher degree of judgment utilized in measuring fair value. Pricing precision is impacted by a number of factors including the type of asset or liability, the availability of the asset or liability, the market demand for the asset or liability, and other conditions that were considered at the time of the valuation.

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
The Company purchased insurance on the lives of certain executives. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of earnings. The cash surrender value of bank owned life insurance is reflected in other assets on the consolidated balance sheets in the amount of $9,521,000 and $9,195,000 at December 31, 2011 and 2010, respectively.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(r)	Reclassifications Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

(s)	Recently Issued Accounting Pronouncements
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

For public entities, the amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim impairments tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for nonpublic entities, have not yet been made available for issuance. The Company early adopted during the fourth quarter of 2011. There was no financial effect due to the early adoption of these amendments.

In December, 2011, the FASB issued ASU 2011-12, Comprehensive Income – (Topic 220). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update N0. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. As a public entity, the Company will apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

(2)	Restricted Cash Balance Cash and due from banks includes balances with the Federal Reserve Bank (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2011 and 2010, the Bank maintained deposits in excess of the FRB reserve requirement, which was $778,000 and $829,000, respectively

(3)	Securities Available-for-Sale
The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2011:
U.S. Treasury securities	$12,371	$263	$—	$12,634
Obligations of U.S. government agencies	53,150	964	(12)	54,102
Mortgage-backed securities	32,606	838	(9)	33,435
Obligations of states and political subdivisions	73,674	3,592	(15)	77,251
Corporate debt	10,314	102	(174)	10,242
	$182,115	$5,759	$(210)	$187,664
December 31, 2010:
U.S. Treasury securities	$12,440	$2	$(97)	$12,345
Obligations of U.S. government agencies	45,941	488	(315)	46,114
Mortgage-backed securities	18,564	521	(17)	19,068
Obligations of states and political subdivisions	42,738	582	(864)	42,456
Corporate debt	6,105	109	(8)	6,206
	$125,788	$1,702	$(1,301)	$126,189

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of December 31, 2011 and December 31, 2010 follows:

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2011:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	6,293	(12)	—	—	6,293	(12)
Mortgage-backed securities	6,466	(9)	—	—	6,466	(9)
Obligations of states and political subdivisions	2,744	(15)	—	—	2,744	(15)
Corporate debt	5,554	(173)	500	(1)	6,054	(174)
Total	$21,057	$(209)	$500	$(1)	$21,557	$(210)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2010:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,341	$(97)	$—	$—	$11,341	$(97)
Obligations of U.S. government agencies	19,983	(315)	—	—	19,983	(315)
Mortgage-backed securities	1,864	(17)	—	—	1,864	(17)
Obligations of states and political subdivisions	22,639	(864)	—	—	22,639	(864)
Corporate debt	1,437	(8)	—	—	1,437	(8)
Total	$57,264	$(1,301)	$—	$—	$57,264	$(1,301)

At December 31, 2011, there was one security in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2011. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$6,449	$6,482
Due after one through five years	84,345	85,979
Due after five years through ten years	52,662	54,670
Due after ten years	38,659	40,533
	$182,115	$187,664

At December 31, 2011 and 2010, securities with an amortized cost of $72,879,000 and $87,064,000, and fair value of $75,251,000 and $87,755,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

As of December 31, 2011 and 2010, the Bank had investments in Federal Reserve Bank and Federal Home Loan Bank stock classified as other assets in the accompanying balance sheets of $1,062,000. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment. Federal Home Loan Bank and Federal Reserve Bank stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired. As of December 31, 2011 and 2010, the Bank had investments in Federal Home Loan Bank stock classified as other assets in the accompanying balance sheets of $3,300,000 and $3,939,000, respectively.

(4)	Loans
Loans are summarized as follows at December 31:

(Dollar amounts in thousands)	2011	2010
Commercial real estate	$257,413	$278,866
Real estate construction	28,229	27,577
Real estate multi-family	36,369	42,584
Real estate 1 to 4 family	86,322	71,463
Commercial & industrial	43,074	61,493
Consumer loans	2,335	2,689
Gross loans	453,742	484,672
Net deferred loan fees	(124)	(320)
Allowance for loan losses	(9,897)	(9,524)
Net loans	$443,721	$474,828

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

	Impaired Loans
	For the Year Ended December 31, 2011

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,926	$3,560	$—	$4,074	$108
Commercial real estate construction	6,232	6,232	—	6,266	314
Commercial real estate	3,269	3,835	—	3,546	130
Residential- 1 to 4 family	1,059	1,145	—	1,097	4
Total	13,486	14,772	—	14,983	556

With an allowance recorded
Commercial & industrial	$5,881	5,896	$428	$3,905	$40
Commercial real estate construction	1,586	1,686	214	2,109	58
Commercial real estate	11,767	11,767	727	11,521	400
Residential- 1 to 4 family	2,254	2,262	200	2,009	89
Total	21,488	21,611	1,569	19,544	587

Total
Commercial & industrial	$8,807	$9,456	$428	$7,979	$148
Commercial real estate construction	7,818	7,918	214	8,375	372
Commercial real estate	15,036	15,602	727	15,067	530
Residential - 1 to 4 family	3,313	3,407	200	3,106	93
Grand total	$34,974	$36,383	$1,569	$34,527	$1,143

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	Impaired Loans
	For the Year Ended December 31, 2010

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$4,743	$4,841	$—	$4,801	$74
Commercial real estate	4,206	4,206	—	4,323	131
Total	8,949	9,047	—	9,124	205

With an allowance recorded
Commercial	$2,644	3,044	$527	$2,945	$31
Commercial real estate
- construction	8,931	8,931	368	5,560	303
Commercial real estate	3,474	3,474	364	3,505	171
Residential- 1 to 4 family	3,304	3,349	210	3,347	100
Total	18,353	18,798	1,469	15,357	605

Total
Commercial & industrial	$7,387	$7,885	$527	$7,746	$105
Commercial real estate construction	8,931	8,931	368	5,560	303
Commercial real estate	7,680	7,680	364	7,828	302
Residential - 1 to 4 family	3,304	3,349	210	3,347	100
Grand total	$27,302	$27,845	$1,469	$24,481	$810

Nonaccrual loans totaled $19,098,000 and $16,712,000 as of December 31, 2011 and 2010. Not all impaired loans are in a non-accrual status. The difference between impaired loans and nonaccrual loans is the result of loans that have been restructured, that were performing under modified loan agreements. Interest on these loans is accrued in accordance with the modified loan terms.

The following aggregate information is provided at December 31, about the contractual provisions of these non-accrual loans:

	December 31	December 31
(Dollars amounts in thousands)	2011	2010
Aggregate carrying amount	$19,098	16,712
Effective rate	6.19%	5.99%
Average term to maturity	73 months	69 months

Interest income on impaired loans of $1,143,000, $810,000 and $467,000 was recognized based upon cash payments received in 2011, 2010, and 2009, respectively. The amount of interest on impaired loans not collected in 2011, 2010 and 2009, was $1,137,000, $290,000 and $759,000, respectively. The cumulative amount of unpaid interest on impaired loans was $1,967,000, $1,095,000 and $806,000 at December 31, 2011, 2010 and 2009, respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

A summary of the number, principal amounts outstanding for troubled debt restructurings entered into during December 31, 2011 and 2010.

	Modifications
	For the Year Ended December 31, 2011

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Amounts in thousands)
Commercial & industrial	2	$801	$801
Commercial real estate	3	8,025	8,025
Total	5	8,826	8,826

None of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	For the Year Ended December 31, 2010

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Amounts in thousands)
Commercial & industrial	2	$808	$808
Real estate 1 to 4 family	2	1,580	1,580
Commercial real estate	1	1,022	1,022
Real estate multi family	1	6,300	6,300
Total	6	9,710	9,710

None of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	Age Analysis of Past Due Loans
	As of December 31, 2011
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$247	$712	$232	$1,191	$41,883	$43,074	$—
Commercial real estate	1,618	—	6,826	8,444	248,969	257,413	—
Commercial real estate
-construction	549	—	527	1,076	27,153	28,229	—
Real estate multi family	—	—	3,283	3,283	33,086	36,369
Residential	71	2,629	257	2,957	83,365	86,322	—
Consumer	—	—	—	—	2,335	2,335	—
Total	$2,485	$3,341	$11,125	$16,951	$436,791	$453,742	$—

	Age Analysis of Past Due Loans
	As of December 31, 2010

(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$1,466	$—	$5415	$6,881	$54,612	$61,493	$—
Commercial real estate	4,843	1,000	3,187	9,030	269,836	278,866	—
Commercial real estate
-construction	—	—	3,518	3,518	24,059	27,577	—
Real estate multi family	—	—	3,474	3,474	39,110	42,584
Residential	154	2,777	1,117	4,048	67,415	71,463	—
Consumer	—	—	—	—	2,689	2,689	—
Total	$6,463	$3,777	$16,711	$26,951	$457,721	$484,672	$—

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Credit Quality Indicators
As of December 31, 2011
(Dollar amounts in thousands)

		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$35,089	$—	$7,720	$265	$43,074
Real estate construction	25,987	—	2,242	—	28,229
Commercial real estate	247,253	—	10,160	—	257,413
Real estate multi-family	33,085	—	3,284	—	36,369
Real estate 1 to 4 family	82,014	—	3,862	446	86,322
Consumer loans	2,335	—	—	—	2,335
Totals	$425,763	$—	$27,268	$711	$453,742

Credit Quality Indicators
As of December 31, 2010
(Dollar amounts in thousands)

		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$54,726	$175	$6,327	$265	$61,493
Real estate construction	15,464	—	12,113	—	27,577
Commercial real estate	269,042	3,913	5,911	—	278,866
Real estate multi-family	35,827	—	6,757	—	42,584
Real estate 1 to 4 family	66,460	—	4,734	269	71,463
Consumer loans	2,689	—	—	—	2,689
Totals	$444,208	$4,088	$35,842	$534	$484,672

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
December 31, 2011, 2010 and 2009

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Residential Real Estate Loans

Our residential real estate loans are generally made to borrowers who are buying or refinancing their primary personal residence or a rental property of 1-4 singe family residential units.  The Bank uses conservative underwriting standards in reviewing applications for credit.  Risk of loss to the Bank is increased when borrowers lose their primary source of income and/or property values decline significantly.

Consumer and installment Loans

Our consumer and installment loans generally consist of personal loans, credit card loans, automobile loans or other loans secured by personal property.  The Bank uses conservative underwriting standards in reviewing applications for credit.  Risk of loss to the Bank is increased when borrowers lose their primary source of income, or file for relief from creditors through bankruptcy proceedings.

(5)	Allowance for Loan Losses Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Year Ended December 31, 2011
(Dollar amounts in thousands)
		Real Estate
	Commercial			Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,102	$3,787	$1,999	578	$971	$87	$9,524
Charge-offs	(651)	(621)	(100)	—	—	(74)	(1,446)
Recoveries	27	5	36	—	—	1	69
Provision	140	1,574	(764)	93	621	86	1,750
Ending balance	$1,618	$4,745	$1,171	$671	$1,592	$100	9,897

Ending balance: individually
evaluated for
impairment	$428	$530	$214	$197	$200	$0	1,569

Ending balance: collectively
evaluated for
impairment	$1,190	$4,215	$957	$474	$1,392	$100	8,328

Loans:
Ending balance	$43,074	$257,413	$28,229	$36,369	$86,322	$2,335	453,742

Ending balance: individually
evaluated for
impairment	$8,807	$11,753	$7,818	$3,283	$3,313	$0	34,974

Ending balance: collectively
evaluated for
impairment	$34,267	$245,660	$20,411	$33,086	$83,009	$2,335	418,768

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	Allowance for Credit Losses and Recorded Investment in Loans
	For the Year Ended December 31, 2010
(Dollar amounts in thousands)
		Real Estate
	Commercial			Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$809	$4,168	$3,110	$881	$832	$29	$9,829
Charge-offs	(881)	(1,003)	—	(88)	(217)	(33)	(2,222)
Recoveries	6	36	—	—	14	7	63
Provision	2,168	586	(1,111)	(215)	342	84	1,854
Ending balance	$2,102	$3,787	$1,999	$578	$971	$87	9,524

Ending balance: individually
evaluated for
impairment	$527	$364	$368	$364	$210	$0	1,833

Ending balance: collectively
evaluated for
impairment	$1,575	$3,423	$1,631	$214	$761	$87	7,691

Loans:
Ending balance	$61,493	$278,866	$27,577	$42,584	$71,463	$2,689	484,672

Ending balance: individually
evaluated for
impairment	$7,117	$7,950	$8,931	$3,474	$3,304	$0	30,776

Ending balance: collectively
evaluated for
impairment	$54,376	$270,916	$18,646	$39,110	$68,159	$2,689	453,896

(6)	Foreclosed Assets
A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Year ended December 31,
	2011	2010
Beginning balance, net	$6,680	$7,320
Additions/trasnsfers from loans	622	4,617
Disposition/sales	(4,012)	(4,933)
Valuation adjustments	(543)	(324)
Ending balance, net	$2,747	$6,680
Ending valuation allowance	(2,041)	(2,155)
Ending number of foreclosed assets	4	5
Proceeds from sale of foreclosed assets	$4,078	$4,300
Gain on sale of foreclosed assets	$66	$132

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(7)	Related Party Transactions
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

(Dollar amounts in thousands)	2011	2010
Balance, beginning of year	$11,123	$16,536
Additions	15,513	6,769
Repayments	(5,063)	(12,182)
Balance, end of year	$21,573	$11,123

	2011	2010
Related party deposits	$1,933	$1,839

(8)	Bank Premises, Equipment, and Leasehold Improvements
Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2011	2010
Buildings	$10,261	$10,242
Equipment	10,224	9,329
Leasehold improvements	1,477	1,328
	21,962	20,899
Accumulated depreciation and amortization	(14,063)	(12,692)
	7,899	8,207
Land	5,328	5,328
	$13,227	$13,535

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 was $1,487,000, $1,509,000 and $1,554,000, respectively.

(9)	Deposits
The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $67,773,000 and $82,364,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)

Year ending December 31:
2012	$85,331
2013	18,358
2014	5,162
$108,851

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(10)	Federal Home Loan Bank Advances

As of December 31, 2011, and 2010, respectively, there were no Federal Home Loan Bank (“FHLB”) advances.

At December 31, 2011, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $189,000,000, of which the entire amount was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

(11)	Commitments and Contingencies

Operating Lease Commitments
The Bank leases a portion of its facilities and equipment under noncancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

The minimum rental commitments under the operating leases as of December 31, 2011 are as follows:

(Dollars in thousands)

Year ending December 31:
2012	$763
2013	593
2014	401
2015	370
2016	378
Thereafter	2,276
$4,781

Total rent expense for operating leases was $846,000, $641,000 and $669,000, in 2011, 2010, and 2009, respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Legal Commitments
The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits does not expect to have a material effect on the Bank’s financial condition or results of operations.

(12)	Salary Deferral Plan
The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the FNB Bancorp Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law, and the Bank’s contribution is discretionary. Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees wages as a profit sharing contribution. The Bank’s accrued contribution to the Plan for the years ended December 31, 2011, 2010, and 2009 was $308,000, $294,000 and $310,000, respectively.

(13)	Salary Continuation and Deferred Compensation Plans
The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2011, 2010, and 2009 was $250,000, $212,000 and $197,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1,818,000 and $1,698,000 at December 31, 2011 and 2010, respectively. The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2011 and 2010, the related liability included in accrued expenses and other liabilities was $620,000 and $644,000, respectively.

(14)	Preferred Stock

Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program. The Preferred Stock consists of two issues, Series A and Series B. The Series A and Series B Preferred Stock were both carried at liquidation value less discounts received plus premiums paid that were amortized over the expected timeframe that the Preferred Shares would be outstanding using the level yield method. The Series A and Series B Preferred Stock must have been redeemed after ten years. The Series A Preferred Stock carried a dividend yield of 5% for the first five years. Beginning in year six, the dividend increased to 9% and continued at this rate until repaid. The Series B Preferred Stock carried a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues was 6.83% to the expected repayment date, which was anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds was allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock was outstanding, and the execution of documents that allowed the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion. In addition, beginning in the second quarter of 2010, the Company was required to obtain regulatory approval from the Office of the Comptroller of the Currency before TARP dividends could be paid. On September 15, 2011, the Series A and Series B Preferred Stock was redeemed by the Company. The redemption was funded by the issuance of $12,600,000 in Series C Preferred Stock to the U. S. Treasury as part of their Small Business Lending Fund.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

On September 15, 2011, the Company issued Preferred Stock as part of the Treasury’s Small Business Lending Fund (“SBLF”) as Preferred Stock – Series C – Non-Cumulative The initial dividend rate is five percent. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent. If lending does not increase in the first two years, the dividend rate will increase to seven percent. After 4.5 years, the dividend rate will increase to nine percent if the Company has not repaid the SBLF funding.

(15)	Income Taxes
The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2011	2010	2009
Current:
Federal	$1,201	$605	$828
State	675	153	764
	$1,876	$758	$1,592

Deferred:
Federal	$(75)	$314	$(1,775)
State	(233)	155	(398)
	(308)	469	(2,173)
	$1,568	$1,227	$(581)

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2011	2010
Statutory rates	34.0%	34.0%

Increase (decrease) resulting from:
Tax exempt Income for federal purposes	(11.3%)	(10.5%)
State taxes on income, net of federal benefit	5.0%	4.2%
Benefits from low income housing credits	(4.8%)	(4.1%)
Other, net	4.1%	1.5%
Effective tax rate	27.0%	25.1%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The tax effect of temporary differences giving rise to the Bank’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010
Deferred tax assets
Allowance for loan losses	$4,378	$4,260
Accrued salaries and officers compensation	1,399	1,186
Capitalized interest on buildings	—	18
Expenses accrued on books, not yet deductible in tax return	2,039	1,688
Depreciation	565	763
Net operating loss carryforward	408	568
Tax credit carryforwards	820	886
	9,609	9,369
Less: deferred tax asset valuation allowance	(820)	(886)
	8,789	8,483
Deferred tax liabilities
Unrealized appreciation on available-for-sale
securities	$2,283	$165
State income taxes	668	625
Core deposit intangible	87	131
Expenses and credits deducted on tax return, not on books	98	98
Total deferred tax liabilities	3,136	1,019
Net deferred tax asset (included in other assets)	$5,653	$7,464

Management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income, with the exception of a portion of low income housing credit carryforwards. The Bank has federal net operating loss carryforwards resulting from the acquisition of Sequoia National Bank which expire in various tax years ending on December 31, 2013 through December 31, 2020, totaling $1,201,000 as of December 31, 2011. These losses are limited to approximately $469,000 per year under IRS regulations. All operating loss carryforwards are expected to be utilized prior to their expiration.

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences, with the possible exception of our low income housing tax credit carryforwards. The Company owns investments in low income housing tax credit (“LIHTC”) that had a book value of $1,745,000 as of December 31, 2011.  LIHTC investments are expected to have a fifteen year life and no residual value.  LIHTC tax benefits have value to the Company only to the extent that they offset income taxes created from otherwise taxable earnings generated by the Company. In the opinion of management, a valuation allowance of $820,000 and $886,000 was necessary as of December 31, 2011 and 2010, respectively. The valuation allowance is equivalent to 100% of the low income housing credit carryforwards that existed as of December 31, 2011 and 2010.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

(Dollars amounts in thousands)	December 31
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Undisbursed loan commitments	$30,302	$46,156
Lines of credit	55,744	43,646
Mastercard/Visa lines	4,182	4,214
Standby letters of credit	2,462	2,067
	$92,690	$96,083

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2011, there were $2,450,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2011 there were $12,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2012.   The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value techniques used by the Company to determine such fair value.

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,634	$12,634	$—	$—
Obligations of U.S. Government agencies	54,102	—	54,102	—
Mortgage-backed securities	33,435	—	33,435	—
Obligations of states and political subdivisions	77,251	—	77,251	—
Corporate debt	10,242	—	10,242	—
Total assets measured at fair value	$187,664	$12,634	$175,030	$—

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. Treasury securities	$12,345	$12,345	$–	$—
Obligations of U.S. Government agencies	46,114	—	46,114	—
Mortgage-backed securities	19,068	—	19,068
Obligations of states and political subdivisions	42,456	—	42,456	—
Corporate debt	6,206	—	6,206	—
Total assets measured at fair value	$126,189	$12,345	$113,844	$—

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

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2011, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total
Description	12/31/11	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$8,383	$—	$—	$8,383	$1,569
Other real estate owned	2,746	—	—	2,746	934
Total impaired assets measured at fair value	$11,129	$—	$—	$11,129	$2,503

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2010, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	losses
Impaired loans	$10,471	$—	$—	$10,471	$1,833
Other real estate owned	6,680	—	—	6,680	552
Total impaired assets measured at fair value	$17,151	$—	$—	$17,151	$2,385

The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, and a specific allowance for loan losses is established, loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Financial Accounting Standards Board Accounting Standards Codification Section 820. In accordance with this guidance, impaired loans that have a specific allowance established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of the collateral is based on an observable market price, the Bank records the impaired loans as nonrecurring Level 3. When management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the fair value of the impaired loans using nonrecurring Level 3 valuation inputs. If a loan becomes Other Real Estate Owned (“OREO”) property of the Bank, the OREO is valued at the lower of loan principal amount or the appraised valuation of the property at the time the loan is foreclosed upon.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments that are not carried at fair value on either a recurring or non-recurring basis:

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2011:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$38,474	$38,474
Securities available for sale	187,664	187,664
Loans, net	443,721	454,342
Bank owned life insurance, net	9,521	9,521
Federal Home Loan Bank stock	3,300	3,300
Federal Reserve Bank stock	1,062	1,062

Financial liabilities:
Deposits	621,778	622,291

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	945

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2010:

(Dollar amounts in thousands)	Carrying	Fair
	amount	value
Financial assets:
Cash and cash equivalents	$60,874	$60,874
Securities available for sale	126,189	126,189
Loans, net	474,828	466,007
Bank owned life insurance, net	9,195	9,195
Federal Home Loan Bank stock	3,939	3,939
Federal Reserve Bank stock	1,062	1,062
Other equities	5,246	5,246

Financial liabilities:
Deposits	628,440	628,983

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit,
Mastercard line and standby letters of credit	—	3,603

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2011, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The consolidated actual capital amounts and ratios of the Company and the Bank are also presented in the following table:

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2011:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$87,636	16.53%	46,958	≥	8.00%	53,023	≥	n/a
Bank	$87,169	16.44%	46,960	≥	8.00%	53,023	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$80,967	15.27%	23,692	≥	4.00%	31,818	≥	n/a
Bank	$80,500	15.18%	23,555	≥	4.00%	31,818	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$80,967	11.21%	30,786	≥	4.00%	36,099	≥	n/a
Bank	$80,500	11.15%	30,784	≥	4.00%	36,099	≥	5.00%

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2010:
Total risk-based capital (to risk weighted assets)
Consolidated Company	$82,797	14.93%	44,365	≥	8.00%	55,483	≥	n/a
Bank	$82,392	14.85%	44,386	≥	8.00%	55,483	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$75,830	13.67%	22,189	≥	4.00%	33,276	≥	n/a
Bank	$75,425	13.60%	22,070	≥	4.00%	33,276	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$75,830	10.52%	28,833	≥	4.00%	36,054	≥	n/a
Bank	$75,425	10.46%	28,843	≥	4.00%	36,054	≥	5.00%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(19)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan approved by the shareholders of First National Bank at the 1997 Annual Meeting on October 15, 1997. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2011 to grant options to employees covering 287,000 shares.

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2011, December 31, 2010, and December 31 2009 was $293,000, $168,000 and $157,000, respectively. There was no income tax benefit related to stock option exercises for the years ended December 31, 2011, 2010 and 2009.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2011 was $610,000, and the weighted average period it will be amortized over is 3.3 years. The assumptions for options granted in 2011 were as follows: dividend yield of 1.46% for the year; risk-free interest rate of 3.08%; expected volatility of 47.78%; expected life of 8.8 years.  This resulted in a weighted average fair value of $6.68 per share. There were no options granted in 2010. The assumptions for options granted in 2009 were as follows: dividend yield of 2.68% for the year; risk-free interest rate of 3.20%; expected volatility of 60.59%; expected life of 8.8 years. This resulted in a weighted average fair value of $3.77 per share.

A summary of option activity under the 2008 FNB Bancorp Plan as of December 31, 2011 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2011	160,031	$8.19
Granted	65,054	$13.05
Exercised	(1,532)	$7.15		$0
Forfeited or expired	(2,100)	$9.10
Outstanding at December 31, 2011	221,453	$8.72	8.0	$615
Exercisable at December 31, 2011	58,612	$10.21	8.4	$303

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
2011
Options outstanding	221,453
Range of exercise prices	$6.77-$13.05
Weighted average remaining contractual life	8
Fully vested options	88,612
Weighted average exercise price	$8.72
Aggregate intrinsic value	$305,365
Weighted average remainingcontractual life (in years)	7.4

A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2011 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2011	239,908	$21.42
Granted	—	$0.00
Exercised	—	$0.00
Forfeited or expired	(1,550)	$22.67
Outstanding at December 31, 2011	238,358	$21.41	3.0	$0
Exercisable at December 31, 2011	233,224	$21.36	2.9	$0

The following supplemental information applies to the three years ended December 31:

2002 FNB Bancorp Plan
2011
Options outstanding	238,358
Range of exercise prices	$16.12-$27.05
Weighted average remaining contractual life	3.0
Fully vested options	233,224
Weighted average exercise price	$21.36
Aggregate intrinsic value	$0
Weighted average remaining contractual life (in years)	2.9

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2011 and changes during the year then ended is presented below.

			Weighted-
			Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2011	48,262	$19.88
Granted	—	$0.00
Exercised	—	$0.00
Forfeited or expired	(20,949)	$14.65
Outstanding at December 31, 2011	27,313	$23.90	5.5	$0
Exercisable at December 31, 2011	21,848	$23.90	5.5	$0

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
2011
Options outstanding	27,313
Range of exercise prices	$23.90-$23.90
Weighted average remaining contractual life	5.5
Fully vested options	21,848
Weighted average exercise price	$23.90
Aggregate intrinsic value	$0
Weighted average remaining contractual life (in years)	5.5

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(20)	Quarterly Data (Unaudited)

(Dollars in thousands)	First	Second	Third	Fourth
2011
Interest income	$8,219	$8,270	$8,241	$8,167
Interest expense	884	857	842	744
Net interest income	7,335	7,413	7,399	7,423
Provision for loan losses	450	400	450	450
Net interest income, after provision for loan losses	6,885	7,013	6,949	6,973

Non-interest income	1,013	1,389	1,367	1,310
Non-interest expense	6,748	6,772	6,783	6,771
Income before income taxes	1,150	1,630	1,533	1,512
Provision for income taxes	347	450	344	427
Net earnings	803	1,180	1,189	1,085
Dividends and discount accretion on preferred stock	214	214	372	—
Net earnings available to common shareholders	$589	$966	$817	$1,085

Basic earnings per share	$0.17	$0.28	$0.23	$0.31
Diluted earnings per share	$0.17	$0.27	$0.23	$0.31

(Dollars in thousands)	First	Second	Third	Fourth
2010
Interest income	$8,660	$8,756	$8,616	$8,396
Interest expense	1,700	1,330	1,338	1,015
Net interest income	6,960	7,426	7,278	7,381
Provision for loan losses	250	315	464	825
Net interest income, after provision for loan losses	6,710	7,111	6,814	6,556

Non-interest income	1,100	1,026	1,335	1,245
Non-interest expense	6,538	7,237	6,698	6,532
Income before income taxes	1,272	900	1,451	1,269
Provision for income taxes	268	161	426	372
Net earnings	1,004	739	1,025	897
Dividends and discount accretion on preferred stock	212	214	214	213
Net earnings available to common shareholders	$792	$525	$811	$684

Basic earnings per share	$0.23	$0.15	$0.23	$0.19
Diluted earnings per share	$0.23	$0.15	$0.23	$0.19

There may be rounding differences between the sum of the four quarters presented and the annual amounts used throughout the annual report.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(21)	Condensed Financial Information of Parent Company
The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
(Dollars in thousands)	2011	2010
Assets:
Cash and due from banks	$574	$390
Investments in subsidiary	86,606	80,519
Income tax receivable from subsidiary	7	7
Dividend receivable from subsidiary	211	167
Other assets	19	19
Total assets	$87,417	$81,102
Liabilities:
Dividend declared	$211	$167
Other liabilities	10	11
Total liabilities	221	178
Stockholders'equity	87,196	80,924
Total liabilities and stockholders’ equity	$87,417	$81,102

FNB Bancorp	Condensed statements of earnings
(Dollars in thousands)	2011	2010	2009
Income:
Dividends from subsidiary	$1,269	$1,249	$1,385
Other income	—	2	13
Total income	1,269	1,251	1,398
Expense:
Other expense	64	6	1
Total expense	64	6	1
Income before income taxes and equity in undistributed earnings of subsidiary	1,205	1,245	1,397
Income tax (benefit) expense	(2)	—	6
Income before equity in undistributed earnings of subsidiary	1,207	1,245	1,391
Equity in undistributed earnings (loss) of subsidiary	3,050	2,420	(798)
Net earnings	4,257	3,665	593
Dividends and discount accretion on preferred stock	800	853	632
Net earnings (loss) available to common shareholders	$3,457	$2,812	$(39)

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

FNB Bancorp	Condensed statement of cash flows
(Dollars in thousands)	2011	2010	2009
Net earnings	$4,257	$3,665	$593
Income tax receivable from (payable to) subsidiary	1	1	(2)
Options expense (payable to) receivable from subsidiary	(215)	215	—
Accounts payable reimbursed by bank	—	5	—
Net (increase) decrease in other assets	—	(8)	141
Net (decrease) increase in other liabilities	—	(5)	5
Undistributed (earnings) loss of subsidiary	(3,050)	(2,420)	798
Stock-based compensation expense	293	168	157
Cash flows from operating activities	1,286	1,621	1,692
Capital purchase program funds received	—	—	12,000
Capital purchase program funds invested in subsidiary	—	—	(12,000)
Repayment of capital purchase program	(12,600)	—	—
Small Business Lending Fund funds received	12,600	—	—
Stock options exercised, including tax benefits of $0 in 2010 and 2009, and $8 in 2008	11	2	—
Cash dividends paid on stock	(568)	(646)	(1,212)
Cash dividends paid on preferred stock series A and B	(545)	(654)	(469)
Cash flows provided by financing activities	(1,102)	(1,298)	(1,681)
Net increase in cash	184	323	11
Cash, beginning of year	390	67	56
Cash, end of year	$574	$390	$67

(22)	Subsequent Event
On March 26, 2012, the FNB Bancorp entered into a definitive agreement to purchase all the outstanding stock of Oceanic Bank Holding, Inc., parent company of Oceanic Bank which is headquartered in San Francisco, CA, for a cash purchase price of $27,750,000. This purchase agreement is subject to the approval of both the Office of the Comptroller of the Currency and the Federal Reserve Bank.

Oceanic Bank is a wholly owned subsidiary of Oceanic Bank Holding, Inc.  Oceanic Bank has been serving their customers for over thirty years, with two offices in San Francisco, CA and an office on the island of Guam.  Total assets of Oceanic Bank as of December 31, 2011 were approximately $169,000,000.  Net loans totaled approximately $117,000,000 and total deposits as of December 31, 2011 were approximately $120,000,000.

This purchase transaction is expected to close during the third quarter of 2012.

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued by COSO was effective as of December 31, 2011.

Date: March 30, 2012

/s/ Thomas C. Mc Graw	/s/ David A. Curtis
Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14.

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

3.4	Bylaws of FNB Bancorp (as amended through October 28, 2011) incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2011)

3.5
Certificate of Determination of Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

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

4.4	Form of Certificate for the Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

4.5	Form of Certificate for the Series C Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

**10.1	Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California

**10.2	(deleted)

10.3	(deleted)

10.4	(deleted)

10.5	(deleted)

10.6	(deleted)

10.7	(deleted)

10.8(a)	(deleted)

10.8(b)	(deleted)

**10.9	First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

**10.10	First National Bank Deferred compensation Plan dated November 1, 1997.*

**10.11	Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

**10.12	Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan dated December 20, 1996.*

**10.13	Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

**10.14	Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

10.15	(deleted)

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

10.50
Sublease agreement dated as of September 20, 2010, between Wells Fargo Bank, N. A. as Sublandlord, and First National Bank of Northern California as Subtenant, for Chestnut Street Branch of First National Bank of Northern California

10.51
SBLF Securities Purchase Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury of the Treasury with respect to the Series C Preferred Stock (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.52
Letter Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury pertaining to the election of directors by the holder(s) of the Series C Preferred Stock (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.53
Letter Agreement dated September 15, 2011 between FNB Bancorp and the United States Department of the Treasury pertaining to the repurchase of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (principal financial officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

An Annual Report for the fiscal year ended December 31, 2011, and Notice of Annual Meeting and Proxy Statement for the Company’s 2012 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be  furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 30, 2012	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on  the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board of Directors	March 30, 2012
Lisa Angelot

/s/ Thomas C. McGraw	Director, Chief Executive Officer and	March 30, 2012
Thomas C. McGraw	Secretary

/s/ David A. Curtis	Senior Vice President and	March 30, 2012
David A. Curtis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas G. Atwood, D. D. S.	Director	March 30, 2012
Thomas G. Atwood, D. D. S.

/s/ Ronald R. Barels, D.D.S.	Director	March 30, 2012
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 30, 2012
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 30, 2012
Michael Pacelli

/s/ Edward J. Watson	Director	March 30, 2012
Edward J. Watson

/s/ Jim D. Black	Director and President	March 30, 2012
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive Vice President and	March 30, 2012
Anthony J. Clifford	Chief Operating Officer