Form 10-Q
period 2012-03-31
FNB BANCORP/CA/
filed 2012-05-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 2, 2012: 3,511,252 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollar amounts in thousands)	2012	2011

ASSETS

Cash and due from banks	$45,118	$38,474
Securities available-for-sale, at fair value	205,353	187,664
Loans, net of allowance for loan losses of $8,287 and $9,897 on March 31, 2012 and December 31, 2011, respectively	447,302	443,721
Bank premises, equipment, and leasehold improvements, net	13,042	13,227
Bank-owned life insurance, net	11,491	9,521
Other equity securities	4,580	4,608
Accrued interest receivable	3,577	3,614
Other real estate owned	1,920	2,747
Prepaid expenses	1,844	2,107
Goodwill	1,841	1,841
Other assets	10,581	8,117
Total assets	$746,649	$715,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$150,199	$139,382
Demand, interest bearing	65,996	63,308
Savings and money market	327,592	310,237
Time	107,904	108,851
Total deposits	651,691	621,778

Accrued expenses and other liabilities	7,068	6,667
Total liabilities	658,759	628,445

Stockholders’ equity:
Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share)	12,600	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,507,428 shares at March 31, 2012 and 3,506,405 shares at December 31, 2011	48,966	48,895
Retained earnings	23,318	22,427
Accumulated other comprehensive income, net of tax	3,006	3,274
Total stockholders’ equity	87,890	87,196
Total liabilities and stockholders’ equity	$746,649	$715,641

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three months ended
	March 31,
(Dollar amounts in thousands, except per share amounts)	2012	2011
Interest income:
Interest and fees on loans	$6,755	$7,438
Interest on taxable securities	613	404
Interest on tax-exempt securities	514	377
Total interest income	7,882	8,219
Interest expense:
Deposits	684	884
Total interest expense	684	884
Net interest income	7,198	7,335
Provision for loan losses	400	450
Net interest income after provision for loan losses	6,798	6,885
Noninterest income:
Service charges	752	697
Credit card fees	153	150
Gain on sale of available-for-sale securities	484	22
Bank-owned life insurance policy earnings	467	81
Other income	64	63
Total noninterest income	1,920	1,013
Noninterest expense:
Salaries and employee benefits	3,774	3,486
Occupancy expense	600	556
Equipment expense	446	408
Professional fees	588	364
FDIC assessment	180	375
Acquisition related expense	175	—
Telephone, postage and supplies	278	313
Operating losses	108	224
Bankcard expenses	156	136
Data processing expense	138	132
Low income housing expense	69	69
Other real estate owned expense	36	188
Loss (gain) on sale of other real estate owned	5	(91)
Other expense	500	588
Total noninterest expense	7,053	6,748
Earnings before income tax expense	1,665	1,150
Income tax expense	377	347
Net earnings	1,288	803
Dividends and discount accretion on preferred stock	(186)	(214)
Net earnings available to common stockholders	$1,102	$589

Earnings per share data:
Basic	$0.31	$0.17
Diluted	$0.31	$0.17

Weighted average shares outstanding:
Basic	3,510,000	3,508,000
Diluted	3,550,000	3,521,000

See accompanying notes to consolidated financial statements.

4

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2012	2011
Net earnings	$1,288	$803
Unrealized holding gain on available-for-sale securities	17	297
Reclassification adjustment for gain on available-for-sale securities sold, net of tax	(285)	(13)
Total comprehensive earnings	$1,020	$1,087

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31
	2012	2011
Cash flow from operating activities:
Net earnings	$1,288	$803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(484)	(22)
Depreciation, amortization and accretion	807	676
Loss (gain) on sale of other real estate owned	5	(91)
Stock-based compensation expense	62	73
Provision for loan losses	400	450
Other equity securities	28	155
Decrease (increase) in accrued interest receivable	37	(38)
Decrease in prepaid expense	263	420
(Increase) decrease in bank-owned life insurance	(1,970)	1,015
Decrease in other assets	(2,464)	(1,530)
Increase (decrease) in accrued expenses and other liabilities	587	(78)
Net cash (used in) provided by operating activities	(1,441)	1,833

Cash flows from investing activities:
Purchase of securities available-for-sale	(32,929)	(10,123)
Proceeds from matured/called/sold securities available-for-sale	14,835	4,642
Proceeds from sale of other real estate owned	832	1,159
Net investment in other real estate owned	(10)	—
Net (increase) decrease in loans	(3,981)	10,633
Purchases of bank premises, equipment, leasehold improvements	(187)	(364)
Net cash (used in) provided by investing activities	(21,440)	5,947

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	30,860	(7,314)
Net decrease in time deposits	(947)	(11,684)
Dividends paid on common stock	(211)	(167)
Dividends paid on preferred stock series A and B	—	(163)
Dividends paid on preferred stock series C	(186)	—
Exercise of stock options	9	—
Net cash provided by (used in) provided by financing activities	29,525	(19,328)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,644	(11,548)

Cash and cash equivalents at beginning of period	38,474	60,874
Cash and cash equivalents at end of period	$45,118	$49,326

Additional cash flow information
Interest paid	700	870
Income taxes paid	930	810

Non-cash investing and financing activities:
Accrued dividends	210	167
Change in fair value of available for-sale securities	(268)	284
Deemed dividends on preferred stock	—	(51)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2011. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The amount of compensation expense for options recorded in the quarters ended March 31, 2012 and 2011 was $62,000 and $73,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended March 31, 2012 and 2011, respectively.

The intrinsic value for options exercised during the quarter ended March 31, 2012 was $3,000. The intrinsic value of options exercisable during the quarter ended March 31, 2012 was $509,000. There were no options exercised during the quarter ended March 31, 2011.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2012 was $535,000, and the weighted average period over which it will be amortized is 3.2 years.

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

Earnings per share have been computed based on the following :

(Dollar amounts in thousands)	Three months ended
	March 31,
	2012	2011
Net earnings	$1,288	$803
Dividends and discount accretion on preferred stock	(186)	(214)
Net earnings available to common shareholders	$1,102	$589

Average number of shares outstanding	3,510,000	3,508,000
Effect of dilutive options	40,000	13,000
Average number of shares outstanding used to calculate diluted earnings per share	3,550,000	3,521,000

Antidilutive options were excluded from the calculation totaled 418,505 and 399,033 in 2012 and 2011, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
March 31, 2012
U.S. Treasury securities	$10,306	$194	$—	$10,500
Obligations of U.S. Government agencies	59,181	963	(56)	60,088
Mortgage-backed securities	41,423	1,080	(23)	42,480
Obligations of states and political subdivisions	72,960	2,933	(78)	75,815
Corporate debt	16,389	217	(136)	16,470
	$200,259	$5,387	$(293)	$205,353

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2011:
U.S. Treasury securities	$12,371	$263	$—	$12,634
Obligations of U.S. government agencies	53,150	964	(12)	54,102
Mortgage-backed securities	32,606	838	(9)	33,435
Obligations of states and political subdivisions	73,674	3,592	(15)	77,251
Corporate debt	10,314	102	(174)	10,242
	$182,115	$5,759	$(210)	$187,664

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2012 and December 31, 2011, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
Obligations of U.S. Government agencies	$9,436	$(56)	$—	$—	$9,436	$(56)
Mortgage-backed securities	7,212	(23)	—	—	7,212	(23)
Obligations of states and political subdivisions	6,400	(78)	—	—	6,400	(78)
Corporate debt	7,185	(86)	450	(50)	7,635	(136)
Total	$30,233	$(243)	$450	$(50)	$30,683	$(293)

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011:
Obligations of U.S. government agencies	6,293	(12)	$—	$—	6,293	(12)
Mortgage-backed securities	6,466	(9)	—	—	6,466	(9)
Obligations of states and political subdivisions	2,744	(15)	—	—	2,744	(15)
Corporate debt	5,554	(173)	500	(1)	6,054	(174)
Total	$21,057	$(209)	$500	$(1)	$21,557	$(210)

At March 31, 2012, there was one security in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security is other-than-temporarily impaired at March 31, 2012.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2012 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2012:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$9,940	$10,038
Due after one through five years	87,144	88,786
Due after five years through ten years	60,879	62,686
Due after ten years	42,296	43,843
	$200,259	$205,353

For the three months ended March 31, 2012 and March 31, 2011, respectively, gross realized gains amounted to $488,000 and $22,000, on securities sold or called of $11,031,000 and $2,680,000, respectively. For the three months ended March 31, 2012, gross realized losses amounted to $4,000 on securities sold of $1,037,000. For the three months ended March 31, 2011, there were no realized gross losses.

At March 31, 2012, securities with an amortized cost of $71,596,000 and fair value of $73,722,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(Dollar amounts in thousands)	2012	2011
Commercial real estate	$247,332	$257,413
Real estate construction	28,034	28,229
Real estate multi-family	39,230	36,369
Real estate 1 to 4 family	92,188	86,322
Commercial & industrial	46,649	43,074
Consumer loans	2,279	2,335
Gross loans	455,712	453,742
Net deferred loan fees	(123)	(124)
Allowance for loan losses	(8,287)	(9,897)
Net loans	$447,302	$443,721

	Impaired Loans
	For the Quarter Ended March 31, 2012

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$4,720	$2,464	$—	$1,960	$16
Commercial real estate construction	6,208	6,208	—	6,220	24
Commercial real estate	3,269	3,956	—	3,390	26
Residential - 1 to 4 family	1,544	3,654	—	4,179	14
Total	15,741	16,282	—	15,749	80

With an allowance recorded
Commercial & industrial	$2,725	6,805	$506	$6,472	$69
Commercial real estate construction	1,581	1,681	211	1,584	15
Commercial real estate	6,372	6,251	254	6,522	70
Real estate multi-family	3,262	3,262	127	3,273	—
Residential- 1 to 4 family	4,816	2,187	142	2,187	15
Consumer	10	10	1	10	—
Total	18,766	20,196	1,241	20,048	169

Total
Commercial & industrial	$7,445	$9,269	$506	$8,432	$85
Commercial real estate construction	7,789	7,889	211	7,804	39
Commercial real estate	9,641	10,207	254	9,912	96
Real estate multi-family	3,262	3,262	127	3,273	—
Residential - 1 to 4 family	6,360	5,841	142	6,366	29
Consumer	10	10	1	10	—
Grand total	$34,507	$36,478	$1,241	$35,797	$249

	Impaired Loans
	For the Year Ended December 31, 2011

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,926	$3,560	$—	$4,074	$108
Commercial real estate construction	6,232	6,232	—	6,266	314
Commercial real estate	3,269	3,835	—	3,546	130
Residential- 1 to 4 family	1,059	1,145	—	1,097	4
Total	13,486	14,772	—	14,983	556

With an allowance recorded
Commercial & industrial	$5,881	5,896	$428	$3,905	$40
Commercial real estate construction	1,586	1,686	214	2,109	58
Commercial real estate	11,767	11,767	727	11,521	400
Residential- 1 to 4 family	2,254	2,262	200	2,009	89
Total	21,488	21,611	1,569	19,544	587

Total
Commercial & industrial	$8,807	$9,456	$428	$7,979	$148
Commercial real estate construction	7,818	7,918	214	8,375	372
Commercial real estate	15,036	15,602	727	15,067	530
Residential - 1 to 4 family	3,313	3,407	200	3,106	93
Grand total	$34,974	$36,383	$1,569	$34,527	$1,143

Nonaccrual loans totaled $19,471,000 and $19,098,000 as of March 31, 2012 and December 31, 2011. The difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

The following aggregate information is provided at March 31, 2012 and December 31, 2011, about the contractual balances of nonaccrual loans:

	Loans on Nonaccrual Status
	As of
(Dollar amounts in thousands)	March 31	December 31,
	2012	2011
Commercial & industrial	$3,917	$7,019
Real estate - construction	1,215	642
Commercial real estate	7,479	10,109
Real estate multi family	3,262	—
Real estate 1 to 4 family	3,598	1,328
Total	$19,471	$19,098

Interest income on impaired loans of $249,000 and $1,143,000 was recognized for cash payments received during the quarter ended March 31, 2012 and the year ended December 31, 2011, respectively. The amount of interest on impaired loans not collected for the quarter ended March 31, 2012 was $413,000, and the quarter ended March 31, 2011 was $151,000. The cumulative amount of unpaid interest on impaired loans was $2,230,000 and $1,336,000 for the quarter ended March 31, 2012 and March 31, 2011, respectively. Total outstanding principal of troubled debt restructured at March 31, 2012 was $13,202,000, of which $2,925,000 was commercial loans, $994,000 was residential loans, $6,021,000 was commercial real estate loans, and $3,262,000 was multi-family real estate loans. Total outstanding principal of troubled debt restructured loans at December 31, 2011 was $16,447,000, of which $2,987,000 was commercial loans, $1,004,000 was residential loans, $9,173,000 was commercial real estate loans, and $3,283,000 was multi-family real estate loans.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that ocurred on or after the beginning of fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $8,711,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $130,000 (310-40-65-1(b)).

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

As of March 31, 2012, there were no commitments for additional funding of troubled debt restructurings.

	Modifications
	As of March 31, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & industrial	5	$2,925	$2,925
Real estate 1 to 4 family	2	994	994
Commercial real estate	5	6,021	6,021
Real estate multi family	1	3,262	3,262
Total	13	13,202	13,202

None of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	As of December 31, 2011

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Amounts in thousands)
Commercial & industrial	5	$2,987	$2,987
Real estate 1 to 4 family	2	1,004	1,004
Commercial real estate	6	9,173	9,173
Real estate multi family	1	3,283	3,283
Total	14	16,447	16,447

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

Residential Real Estate Loans

Our residential real estate loans are generally made to borrowers who are buying or refinancing their primary personal residence or a rental property of 1-4 single family residential units. The Bank uses conservative underwriting standards in reviewing applications for credit. Risk of loss to the Bank is increased when borrowers lose their primary source of income and/or property values decline significantly.

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

	Age Analysis of Past Due Loans
	As of March 31, 2012
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$291	$169	$1,638	$2,098	$44,551	$46,649	$—
Commercial real estate	2,650	697	5,253	8,600	238,732	247,332	—
Commercial real estate-construction	—	—	526	526	27,508	28,034	—
Real estate multi family	—	—	3,262	3,262	35,968	39,230	—
Residential	617	100	3,178	3,895	88,293	92,188	—
Consumer	—	—	—	—	2,279	2,279	—
Total	$3,558	$966	$13,857	$18,381	$437,331	$455,712	$—

	Age Analysis of Past Due Loans
	As of December 31, 2011
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$247	$712	$232	$1,191	$41,883	$43,074	$—
Commercial real estate	1,618	—	10,109	11,727	245,686	257,413	—
Commercial real estate-construction	549	—	527	1,076	27,153	28,229	—
Real estate multi-family	—	—	—	—	36,369	36,369	—
Real estate 1 to 4 family	71	2,629	257	2,957	83,365	86,322	—
Consumer	—	—	—	—	2,335	2,335	—
Total	$2,485	$3,341	$11,125	$16,951	$436,791	$453,742	$—

Credit Quality Indicators

As of March 31, 2012

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$40,026	$—	$6,011	$612	$46,649
Real estate construction	25,793	—	2,241	—	28,034
Commercial real estate	237,033	2,396	7,903	—	247,332
Real estate multi-family	35,968	—	3,262	—	39,230
Real estate 1 to 4 family	87,967	—	3,852	369	92,188
Consumer loans	2,269	—	10	—	2,279
Totals	$429,056	$2,396	$23,279	$981	$455,712

Credit Quality Indicators

As of December 31, 2011

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$35,089	$—	$7,720	$265	$43,074
Real estate construction	25,987	—	2,242	—	28,229
Commercial real estate	247,253	—	10,160	—	257,413
Real estate multi-family	33,085	—	3,284	—	36,369
Real estate 1 to 4 family	82,014	—	3,862	446	86,322
Consumer loans	2,335	—	—	—	2,335
Totals	$425,763	$—	$27,268	$711	$453,742

Allowance for Credit Losses

For the Three Months Ended March 31, 2012

(Dollar amounts in thousands)
		Real Estate
	Commercial & industrial	Commercial	Construction	Multi family	1 to 4 family	Consumer	Total
Allowance for credit losses
Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,175)	(738)	—	—	(109)	(3)	(2,025)
Recoveries	1	2	—	—	9	3	15
Provision	1,184	(417)	(116)	(520)	306	(37)	400
Ending balance	$1,628	$3,592	$1,055	$151	$1,798	$63	8,287
Ending balance: individually evaluated for impairment	$506	$254	$211	$127	$142	$1	$1,241
Ending balance: collectively evaluated for impairment	$1,122	$3,338	$844	$24	$1,656	$62	$7,046

Recorded Investment in Loans at March 31, 2012

(Dollar amounts in thousands)
		Real Estate
	Commercial & industrial	Commercial	Construction	Multi family	1 to 4 family	Consumer	Total

Loans:
Ending balance	$46,649	$247,332	$28,034	$39,230	$92,188	$2,279	455,712
Ending balance: individually evaluated for impairment	$7,445	$9,641	$7,789	$3,262	$6,360	$10	34,507
Ending balance: collectively evaluated for impairment	$39,204	$237,691	$20,245	$35,968	$85,828	$2,269	421,205

Allowance for Credit Losses

For the Three Months Ended March 31, 2011

(Dollar amounts in thousands)

	Commercial & industrial	Commercial Real Estate	Real estate Construction	Real estate 1 to 4 family	Consumer	Total

Allowance for credit losses

Beginning balance	$2,102	$4,103	$1,999	$1,233	$87	$9,524
Charge-offs	(200)	—	—	—	(3)	(203)
Recoveries	4	—	9	—	—	13
Provision	(301)	257	97	372	25	450
Ending balance	$1,605	$4,360	$2,105	$1,605	$109	$9,784
Ending balance: individually evaluated for impairment	$395	$492	$368	$198	$16	$1,469
Ending balance: collectively evaluated for impairment	$1,210	$3,868	$1,737	$1,407	$93	$8,315

Recorded Investment in Loans at March 31, 2011

(Dollar amounts in thousands)

	Commercial & industrial	Commercial Real Estate	Real estate Construction	Real estate 1 to 4 family	Consumer	Total

Loans:
Ending balance	$44,938	$317,346	$31,128	$77,688	$2,737	473,837
Ending balance: individually evaluated for impairment	$8,105	$8,357	$8,927	$3,308	$30	28,727
Ending balance: collectively evaluated for impairment	$36,833	$308,989	$22,201	$74,380	$2,707	445,110

NOTE F – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		at March 31, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$10,500	$10,500	$—	$—
Obligations of U.S. Government agencies	60,088	—	60,088	—
Mortgage-backed securities	42,480	—	42,480	—
Obligations of states and political subdivisions	75,816	—	75,816	—
Corporate debt	16,469	—	16,469	—
Total assets measured at fair value	$205,353	$10,500	$194,853	$—

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,634	$12,634	$—	$—

Obligations of U.S. Government agencies	54,102	—	54,102	—
Mortgage-backed securities	33,435	—	33,435	—

Obligations of states and political subdivisions	77,251	—	77,251	—
Corporate debt	10,242	—	10,242	—
Total assets measured at fair value	$187,664	$12,634	$175,030	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at March 31, 2012, Using
		Quoted Prices			Losses	Losses
		in Active			for three	for three
		Markets	Other	Significant	months	months
		for Identical	Observable	Unobservable	ended	ended
	Fair Value	Assets	Inputs	Inputs	March 31,	March 31,
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)	2012	2011
Impaired loans	$8,060	$—	$—	$8,060	$1,241	$123
Total impaired assets measured at fair value	$8,060	$—	$—	$8,060	$1,241	$123

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2011, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,383	$—	$—	$8,383
Other real estate owned	2,746	—	—	2,747
Total impaired assets measured at fair value	$11,129	$—	$—	$11,130

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

Interest Receivable and Payable

The interest receivable and payable balances approximate their fair value due to the short-term nature of their settlement dates.

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The Bank has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-A), such as Bank premises and equipment, deferred taxes and other liabilities. In addition, the Bank has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2012:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,118	$45,118	$45,118
Securities available for sale	205,353	205,353	10,500	$194,853
Loans	455,712	462,205		454,145	$8,060
Accrued interest receivable	3,577	3,577		3,577

Financial liabilities:
Accrued interest payable	283	283		283
Deposits	651,691	652,132		652,132

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit	—	3,435			3,435

The carrying amount of loans include $19,471,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2012. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2011:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,474	$38,474	$38,474
Securities available for sale	187,664	187,664	12,634	$175,030
Loans, net	453,742	454,342		445,959	$8,383
Accrued interest receivable	3,577	3,577		3,577

Financial liabilities:
Accrued interest payable	299	299		299
Deposits	621,778	622,291		622,291

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	945			945

The carrying amount of loans include $19,098,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2011. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Recent Accounting Pronouncements

In May, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.

Some of the amendments clarify the Board’s intent about the application of existing fair value measurements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.

In June, 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220). Under the amendments to Topic 220, in this Update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total of other comprehensive income, along with a total for comprehensive income.

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

In September, 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” (Topic 350). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4 of the codified standards. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9 of the codified standards.

Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim impairments tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for nonpublic entities, have not yet been made available for issuance. The Company early adopted during the fourth quarter of 2011. There was no financial effect due to the early adoption of this amendment.

In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (Topic 220) “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

Earnings Analysis

Net earnings for the quarter ended March 31, 2012 were $1,288,000, compared to net earnings of $803,000 for the quarter ended March 31, 2011, an increase of $485,000, or 60.4%. Earnings before income tax expense for the quarter ended March 31, 2012 were $1,665,000, compared to $1,150,000 for the quarter ended March 31, 2011, an increase of $515,000, or 44.8%. Net earnings available to common stockholders for the quarter ended March 31, 2012 were $1,102,000, compared to net earnings available to common stockholders of $589,000 for the quarter ended March 31, 2011, an increase of $513,000, or 87.1%.

Net interest income for the quarter ended March 31, 2012 was $7,198,000, compared to $7,335,000 for the quarter ended March 31, 2011, a decrease of $137,000, or 1.9%.

Basic and diluted earnings per share were $0.31 for the first quarter of 2012 compared to basic and diluted earnings per share of $0.17 for the first quarter of 2011.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
(Dollar amounts in thousands)
	Three months ended March 31,
	2012			2011
	Average		Annualized Average	Average		Annualized Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$452,565	$6,755	6.05%	$482,136	$7,438	6.26%
Taxable securities (3)	123,463	613	2.01%	85,380	404	1.92%
Nontaxable securities(3)	72,219	684	3.84%	43,591	501	4.66%
Total interest earning assets	648,247	8,052	5.04%	611,107	8,343	5.54%

NONINTEREST EARNING ASSETS:
Cash and due from banks	47,236			55,341
Premises and equipment	13,106			13,490
Other assets	26,849			30,923
Total noninterest earning assets	87,191			99,754
TOTAL ASSETS	$735,438			$710,861

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$62,612	27	0.17%	$60,689	34	0.23%
Money market	270,747	417	0.62%	257,921	543	0.85%
Savings	49,362	25	0.21%	45,870	28	0.25%
Time deposits	108,819	215	0.80%	118,095	279	0.96%
Total interest bearing liabilities	491,540	684	0.56%	482,575	884	0.74%

NONINTEREST BEARING LIABILITIES:
Demand deposits	145,542			139,638
Other liabilities	10,478			7,280
Total noninterest bearing liabilities	156,020			146,918

TOTAL LIABILITIES	647,560			629,493
Stockholders’ equity	87,878			81,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,438			$710,861

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,368	4.61%		$7,459	4.95%

1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2)	Amounts of interest earned included loan fees of $290,000 and $246,000 for the quarters ended March 31, 2012 and 2011, respectively.

3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $170,000 and $124,000 for the quarters ended March 31, 2012 and 2011, respectively, and were derived from nontaxable municipal interest income.

4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Table 1, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2012 and 2011. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2012, average gross loans outstanding represented 69.8% of average earning assets. For the quarter ended March 31, 2011, they represented 78.9% of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 decreased from 5.54% to 5.04%, or 50 basis points. Average loans decreased by $29,571,000 and average interest on the loan portfolio decreased from 6.26% to 6.05%. Interest income on total interest earning assets decreased $291,000 or 3.49% on a tax equivalent basis.

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, the cost on total interest bearing liabilities decreased from 0.74% to 0.56%, a decrease of 18 basis points. The principal source of deposit liabilities comes from interest bearing demand and money market deposits. Average money market deposits increased from $257,921,000 in the first quarter of 2011 to $270,747,000 during this same period during 2012, an increase of $12,826,000, or 4.97%. Our average money market deposit cost decreased from 0.85% to 0.62%, and the expense on these deposits decreased $126,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

TABLE 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Three months ended March 31,
	2012 compared to 2011
	Increase(decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(683)	$(242)	$(441)
Taxable securities	209	20	189
Nontaxable securities (1)	183	(88)	271
Total	(291)	(310)	19
INTEREST BEARING LIABILITIES
Demand deposits	7	8	(1)
Money market	126	146	(20)
Savings	3	5	(2)
Time deposits	64	42	22
Total	200	201	(1)
NET INTEREST INCOME	$(91)	$(109)	$18

(1)	Includes tax equivalent adjustments of $170,000 and $124,000 in the three months ended March 31, 2012, and March 31, 2011, respectively.
(2)	Increases (decreases) shown are in relation to their effect on net interest income.

For the three month periods ended March 31, 2012 and 2011, respectively, the above table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2012	2011	Amount	Percent
Service charges	$752	$697	$55	7.9%
Credit card fees	153	150	3	2.0%
Gain on available-for-sale securities	484	22	462	2100.0%
Bank owned life insurance policy earnings	467	81	386	476.5%
Other income	64	63	1	1.6%
Total noninterest income	$1,920	1,013	$907	89.5%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. The Bank service charges were up slightly during the first quarter of 2012 when compared to the same period during 2011 due to a small increase in our overdraft fees. During the first quarter of 2012, the Bank recorded a one-time gain on life insurance due to the passing of Mr. Mike Wyman, the former Chairman of the Board and CEO of the Company. Also, during the first quarter of 2012, the Company sold approximately $12,068,000 in investment securities at a pre-tax net gain of $484,000 or 4% of principal sold The sale proceeds were invested in a variety of investment securities during the quarter.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE
	Three months
(Dollar amounts in thousands)	ended March 31,		Variance
	2012	2011	Amount	Percent
Salaries and employee benefits	$3,774	$3,486	$288	8.3%
Occupancy expense	600	556	44	7.9%
Equipment expense	446	408	38	9.3%
Professional fees	588	364	224	61.5%
FDIC assessment	180	375	(195)	-52.0%
Acquisition related expense	175	0	175	n/a
Telephone, postage & supplies	278	313	(35)	-11.2%
Operating losses	108	224	(116)	-51.8%
Bankcard expenses	156	136	20	14.7%
Data processing expense	138	132	6	4.5%
Low income housing expense	69	69	0	0.0%
Other real estate owned expense	36	188	(152)	-80.9%
(Gain) loss on sale of other real estate owned	5	(91)	96	-105.5%
Other expense	500	588	(88)	-15.0%
Total noninterest expense	$7,053	$6,748	$305	4.5%

Noninterest expense consists mainly of salaries and employee benefits. During the first quarter of 2012, the Company recorded a $75,000 pre tax charge related to two employees whose positions were eliminated in conjunction with the sale of our Merchant Card business during 2011. For the three months ended March 31, 2012 compared to three months ended March 31, 2011, salaries and benefits represented 53.5% and 51.7% of total noninterest expenses. During the first quarter of 2012, the Company recorded $200,000 in legal fees related to operational issues that occurred during the first quarter of 2012, which have subsequently been resolved in April. In addition, a $100,000 one-time insurance related loss was recorded during the first quarter of 2012. During the first quarter of 2011, the Bank experienced an operational loss of approximately $200,000 related to an unauthorized foreign wire transfer. The operational loss was increased by another $300,000 during the third quarter of 2011 when our insurance company denied coverage of our insurance reimbursement claim that had been filed. The Company disagrees with our insurance carrier’s decision to not cover the claim and intends to file suit against the insurance carrier asking the courts to force the insurance company to pay our claim. Any recoveries that may be recovered as a result of our legal remedy efforts would be recorded as other income if and when any recovery actually occurs.

Provision for Loan Losses

There was a provision for loan losses of $400,000 for the three-month period ended March 31, 2012 compared to a provision for loan losses of $450,000 for the same period in 2011. The allowance for loan losses was $8,287,000 or 1.82% of total gross loans at March 31, 2012, compared to $9,897,000 or 2.18% of total gross loans at December 31, 2011. During the first quarter of 2012, over two million dollars in loan principal that was fully reserved for in previous periods was charged-off. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged-off during the first quarter of 2012 were significantly lower than during the same time period during 2011, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis.

Income Taxes

The effective tax rate for the quarter ended March 31, 2012 was a 22.6% tax expense compared to a 30.2% tax expense for the quarter ended March 31, 2011. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in California Enterprise Zones. During the first quarter of 2012, the Company recognized a tax free gain on proceeds of life insurance of approximately $370,000 due to the passing of the Company’s former Chairman and CEO, Mike Wyman. Another significant reason for changes in the effective tax rate provision is the change in the relative proportion of tax advantaged income in comparison to fully taxable income period over period.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2012, are adequate to meet its operating needs in 2012 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $746,649,000 at March 31, 2012 from $715,641,000 at December 31, 2011, an increase of $31,008,000. The principal source of this increase was an increase of $17,689,000 in securities available for sale, an $6,644,000 increase in cash and due from banks, a $3,581,000 increase in net loans, and an increase of $3,921,000 in all other assets, offset by a decrease of $827,000 in other real estate owned.

Loans. Gross loans (before net loan fees) at March 31, 2012 were $455,712,000, an increase of $1,970,000 or 0.48% from December 31, 2011. Gross commercial real estate loans decreased $10,081,000, real estate construction loans decreased $195,000, real estate multi- family loans increased $2,861,000, real estate loans secured by 1 to 4 family residences increased $5,866,000, commercial & industrial loans increased $3,575,000, and consumer loans decreased by $56,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31	Percent	December 31	Percent
(Dollar amounts in thousands)	2012		2011
Commercial real estate	$247,332	54%	$257,413	57%
Real estate construction	28,034	6%	28,229	6%
Real estate multi family	39,230	9%	36,369	8%
Real estate 1 to 4 family	92,188	20%	86,322	19%
Commercial & industrial	46,649	10%	43,074	9%
Consumer loans	2,279	1%	2,335	1%
Gross loans	455,712	100%	453,742	100%
Net deferred loan fees	(123)	0%	(124)	0%
Total	$455,589	100%	$453,618	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2012, and March 31, 2011, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2012	March 31, 2011
Balance, beginning of period	$9,897	$9,524
Provision for loan losses	400	450
Recoveries	15	13
Amounts charged off	(2,025)	(203)
Balance, end of period	$8,287	$9,784

During the first quarter of 2012, there was a provision of $400,000, compared to $450,000 in the first quarter of 2011. The decrease in the provision was considered appropriate given the declining risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, and remain above historic norms.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2012. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2012, there was $22,567,000 in nonperforming assets, compared to $21,845,000 at December 31, 2011. Nonaccrual loans were $19,471,000 at March 31, 2012, compared to $19,098,000 at December 31, 2011. There were no loans past due 90 days and still accruing at either date.

There was $1,920,000 in Other Real Estate Owned at March 31, 2012, and $2,747,000 at December 31, 2011. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2012, were $651,691,000 compared to $621,778,000 on December 31, 2011. Of these totals, noninterest-bearing demand deposits were $150,199,000 or 23.0% of the total on March 31, 2012, and $139,382,000 or 22.4% on December 31, 2011. Time deposits were $107,904,000 on March 31, 2012, and $108,851,000 on December 31, 2011.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2012:

TABLE 7

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$11,396	$26,199	$37,595
Over three through six months	9,092	9,568	18,660
Over six through twelve months	5,410	16,964	22,374
Over twelve months	14,690	14,585	29,275
Total	$40,588	$67,316	$107,904

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2012 and December 31, 2011 for the Bank:

TABLE 8				Minimum “Well
	March 31,	December 31,		Capitalized”
Regulatory Capital Ratios	2012	2011		Requirements
Total Regulatory Capital Ratio	16.10%	16.44%	≥	10.00%
Tier 1 Capital Ratio	14.84%	15.18%	≥	6.00%
Leverage Ratios	11.15%	11.15%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2012, liquid assets were $250,471,000, or 33.6% of total assets. As of December 31, 2011, liquid assets were $226,138,000, or 31.6% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2012, and December 31, 2011, respectively, net loans were at 69% and 71% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2012 and December 31, 2011, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $91,599,000 and $92,690,000 at March 31, 2012 and December 31, 2011, respectively. As a percentage of net loans, these off-balance sheet items represent 20.48% and 20.89% respectively. The Company does not expect all commitments are expected to be funded.

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

Item 4T. Controls and Procedures.

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2012. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2012, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2011 Form 10K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended March 31, 2012. There were 10,457 shares remaining that may be repurchased under this Plan as of March 31, 2012.

Item4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits

Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 14, 2012.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

