Form 10-Q
period 2012-06-30
FNB BANCORP/CA/
filed 2012-08-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 3, 2012: 3,514,745 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(Dollar amounts in thousands)	2012	2011

ASSETS

Cash and due from banks	$44,856	$38,474
Securities available-for-sale, at fair value	203,548	187,664
Loans, net of deferred loan fees and allowance for loan losses of $8,458 and $9,897 on June 30, 2012 and December 31, 2011	453,300	443,721
Bank premises, equipment, and leasehold improvements, net	12,916	13,227
Bank owned life insurance	11,594	9,521
Other equity securities	4,603	4,608
Accrued interest receivable	3,621	3,614
Other real estate owned, net	1,923	2,747
Goodwill	1,841	1,841
Prepaid expenses	1,609	2,107
Other assets	8,939	8,117
Total assets	$748,750	$715,641

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$159,370	$139,382
Demand, interest bearing	63,971	63,308
Savings and money market	323,372	310,237
Time	105,130	108,851
Total deposits	651,843	621,778

Accrued expenses and other liabilities	7,586	6,667
Total liabilities	659,429	628,445

Stockholders’ equity

Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share)	12,600	12,600

Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,514,745 shares at June 30, 2012 and 3,506,405 shares at December 31, 2011	49,097	48,895
Retained earnings	24,179	22,427
Accumulated other comprehensive earnings , net of tax	3,445	3,274
Total stockholders’ equity	89,321	87,196
Total liabilities and stockholders’ equity	$748,750	$715,641

 See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$6,758	$7,407	$13,513	$14,845
Interest on taxable securities	617	462	1,230	866
Interest on tax-exempt securities	503	401	1,017	778
Total interest income	7,878	8,270	15,760	16,489
Interest expense:
Deposits	653	857	1,337	1,741
Total interest expense	653	857	1,337	1,741
Net interest income	7,225	7,413	14,423	14,748
Provision for loan losses	400	400	800	850
Net interest income after provision for loan losses	6,825	7,013	13,623	13,898
Noninterest income:
Service charges	744	811	1,496	1,508
Credit card fees	155	178	308	328
Net gain on sale of available-for-sale securities	325	128	809	150
Bank owned life insurance earnings	111	84	578	165
Other income	80	188	144	251
Total noninterest income	1,415	1,389	3,335	2,402
Noninterest expense:
Salaries and employee benefits	3,645	3,423	7,419	6,909
Occupancy expense	598	585	1,198	1,141
Equipment expense	432	417	878	825
Professional fees	383	393	971	757
FDIC assessment	156	300	336	675
Telephone, postage and supplies	271	298	549	611
Operating (recoveries) losses	(56)	10	52	234
Bankcard expenses	157	165	313	301
Data processing expense	138	154	276	286
Low income housing expense	70	69	139	139
(Gain) loss on sale of other real estate owned	(9)	25	(4)	(66)
Loss on impairment of other real estate owned	—	230	—	230
Other real estate owned expense	15	73	51	261
Other expense	698	630	1,373	1,217
Total noninterest expense	6,498	6,772	13,551	13,520
Earnings before provision for income tax expense	1,742	1,630	3,407	2,780
Provision for income tax expense	514	450	891	797
Net earnings	1,228	1,180	2,516	1,983
Dividends and discount accretion on preferred stock	157	214	343	428
Net earnings available to common stockholders	$1,071	$966	$2,173	$1,555

Earnings per share data:
Basic	$0.30	$0.28	$0.62	$0.44
Diluted	$0.30	$0.27	$0.61	$0.44
Weighted average shares outstanding:
Basic	3,514	3,509	3,512	3,509
Diluted	3,576	3,535	3,563	3,528

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$1,228	$1,180	$2,516	$1,983
Unrealized holding gain on available-for-sale securities, net of tax	631	1,147	648	1,444
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax	(192)	(76)	(477)	(89)
Total comprehensive earnings	$1,667	$2,251	$2,687	$3,338

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30
	2012	2011
Cash flow from operating activities:
Net earnings	$2,516	$1,983
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(809)	(150)
Depreciation, amortization and accretion	1,680	1,332
Loss (gain) on sale of other real estate owned	5	(66)
Stock-based compensation expense	121	154
Provision for loan losses	800	850
(Increase) decrease in accrued interest receivable	(7)	691
Decrease in prepaid expense	498	877
Increase in bank-owned life insurance	(2,073)	(166)
(Increase) decrease in other assets	(801)	25
Valuation allowance on other real estate owned	—	230
Increase (decrease) in accrued expenses and other liabilities	800	(205)
Net cash provided by operating activities	2,730	5,555

Cash flows from investing activities:
Purchase of securities available-for-sale	(43,995)	(29,786)
Proceeds from matured/called/sold securities available-for-sale	28,269	14,655
Investment, net of redemption, in other equity securities	5	317
Proceeds from sale of other real estate owned	832	4,078
Net investment in other real estate owned	(13)	—
Net (increase) decrease in loans	(10,379)	14,222
Purchases of bank premises, equipment, leasehold improvements	(427)	(842)
Net cash (used in) provided by investing activities	(25,708)	2,644

Cash flows from financing activities:
Net increase in demand and savings deposits	33,786	11,854
Net decrease in time deposits	(3,721)	(11,786)
Dividends paid on common stock	(421)	(167)
Exercise of stock options	59	7
Dividends paid on preferred stock series A and B	—	(327)
Dividends on preferred stock series C	(343)	—
Net cash (used in) provided by financing activities	29,360	(419)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,382	7,780
Cash and cash equivalents at beginning of period	38,474	60,874
Cash and cash equivalents at end of period	$44,856	$68,654

Additional cash flow information:
Interest paid	$1,338	$1,728
Income taxes paid	930	1,090
Non-cash investing and financing activities:
Change in unrealized gain in available for-sale securities, net of tax	648	1,444
Loans transferred to other real estate owned	—	—
Deemed dividends on preferred stock	—	101

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and of operationsresults for the interim periods presented, as required by Regulation S-X, Rule 10-01.

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

The amount of compensation expense for options recorded in the quarters ended June 30, 2012 and June 30, 2011 was $59,000 and $81,000, respectively. There was an income tax benefit of $22,000 recognized in the statements of earnings for these amounts for the quarter ended June 30, 2012, but no tax benefit recognized for the same quarter ended in 2011. The amount of compensation expense for options recorded in the six months ended June 30, 2012 and 2011 was $121,000 and $154,000, respectively. There was an income tax benefit of $22,000 recognized in the statements of earnings for these amounts for the six months ended June 30, 2012, but no tax benefit recognized for the six months ended June 30, 2011.

The intrinsic value for options exercised during the quarter ended June 30, 2012 was $58,000.The intrinsic value for options exercised during the six month period ended June 30, 2012 was $61,000. The intrinsic value of options exercisable as of June 30, 2012 was $620,000. The intrinsic value for options exercised during the quarter and six months ended June 30, 2011 was $6,000.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2012 was $472,000, and the weighted average period over which it will be amortized is 3.1 years.

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

Earnings per share have been computed based on the following :

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$1,228	$1,180	$2,516	$1,983
Dividends and discount accretion on preferred stock	157	214	343	428
Net earnings available to common stockholders	$1,071	$966	$2,173	$1,555

Average number of shares outstanding	3,514,000	3,509,000	3,512,000	3,509,000
Effect of dilutive options	62,000	26,000	51,000	19,000
Average number of shares outstanding used to calculate diluted earnings per share	3,576,000	3,535,000	3,563,000	3,528,000

Antidilutive options that were excluded from the calculation for the quarter and year to date totaled 277,032 and 299,194 in 2012, and 334,997 and 322,797 in 2011, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
June 30, 2012
U. S. Treasury securities	$8,212	$172	$—	$8,384
Obligations of U.S. Government agencies	62,995	1,102	—	64,097
Mortgage backed securities	36,162	1,260	—	37,422
Obligations of states and political subdivisions	73,885	3,290	(39)	77,136
Corporate debt	16,455	190	(136)	16,509
Totals	$197,709	$6,014	$(175)	$203,548

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2011:
U.S. Treasury securities	$12,371	$263	$—	$12,634
Obligations of U.S. government agencies	53,150	964	(12)	54,102
Mortgage-backed securities	32,606	838	(9)	33,435
Obligations of states and political subdivisions	73,674	3,592	(15)	77,251
Corporate debt	10,314	102	(174)	10,242
Totals	$182,115	$5,759	$(210)	$187,664

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of June 30, 2012 and December 31, 2011 follows.

	Total	< 12 Months	Total	12 Months or >	Total	Total
June 30, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$4,753	$(39)	$—	$—	$4,753	$(39)
Corporate debt	5,176	(45)	1,369	(91)	6,545	(136)
Total	$9,929	$(84)	$1,369	$(91)	$11,298	$(175)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2011:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$6,293	$(12)	$	$—	$6,293	$(12)
Mortgage-backed securities	6,466	(9)	—	—	6,466	(9)
Obligations of states and political subdivisions	2,744	(15)	—	—	2,744	(15)
Corporate debt	5,554	(173)	500	(1)	6,054	(174)
Total	$21,057	$(209)	$500	$(1)	$21,557	$(210)

At June 30, 2012, there were two securities in an unrealized loss position for greater than 12 consecutive months. At December 31, 2011, there was one security in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security is other-than-temporarily impaired at June 30, 2012.

The amortized cost and carrying value of available-for-sale debt securities as of June 30, 2012 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2012:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$12,359	$12,462
Due after one through five years	84,506	86,243
Due after five years through ten years	61,512	63,750
Due after ten years	39,332	41,093
	$197,709	$203,548

For the six months ended June 30, 2012, gross realized gains amounted to $817,000 on the sale of $22,717,000 in securities. For the six months ended June 30, 2011, gross realized gains amounted to $150,000 on the sale of $10,185,000 in securities. For the six months ended June 30, 2012 and June 30, 2011, gross unrealized losses were $8,000 and $2,000, respectively.

At June 30, 2012, securities with an amortized cost of $68,349,000 and fair value of $70,592,000 were pledged as collateral for public deposits and for other purposes required by law.

At June 30, 2012 and December 31, 2011, the Bank had investments in Federal Reserve Bank stock of $1,062,000 classified as other equity securities in the accompanying balance sheet. These investments in Federal Reserve Bank stock are carried at cost, and evaluated periodically for impairment. At June 30, 2012 and December 31, 2011, the Bank had investments in Federal Home Loan Bank stock classified as other equity securities in the accompanying balance sheet of $3,293,000 and $3,300,000, respectively. These investments in Federal Home Loan Bank stock are carried at cost, and evaluated periodically for impairment.

NOTE E – LOANS

Loans are summarized as follows at June 30, 2012 and December 31, 2011:

	June 30	December 31
(Dollar amounts in thousands)	2012	2011
Commercial real estate	$244,753	$257,413
Real estate construction	25,644	28,229
Real estate multi-family	39,960	36,369
Real estate 1 to 4 family	95,886	86,322
Commercial & industrial	53,562	43,074
Consumer loans	2,037	2,335
Gross loans	461,842	453,742
Net deferred loan fees	(84)	(124)
Allowance for loan losses	(8,458)	(9,897)
Net loans	$453,300	$443,721

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

	Impaired Loans At June 30, 2012

(Dollar amounts in thousands)	Recorded Investment	Unpaid Principal Balance		Related Allowance
With no related allowance recorded
Commercial & industrial	$1,751	$2,327	$	─
Commercial real estate construction	6,186	6,186		─
Commercial real estate	2,886	3,452		─
Residential - 1 to 4 family	1,527	1,675		─
Total	12,350	13,640		─

With an allowance recorded
Commercial & industrial	$3,105	$3,421		$505
Commercial real estate construction	1,052	1,052		75
Real estate multi-family	3,242	3,369		42
Commercial real estate	8,811	9,987		477
Residential- 1 to 4 family	4,916	4,916		157
Consumer	10	10		1
Total	21,136	22,755		1,257

Total
Commercial & industrial	$4,856	$5,748		$505
Commercial real estate construction	7,238	7,238		75
Real estate multi-family	3,242	3,369		42
Commercial real estate	11,697	13,439		477
Residential - 1 to 4 family	6,443	6,591		157
Consumer	10	10		1
Grand total	$33,486	$36,395		$1,257

	Impaired Loans

	3 months ended June 30, 2012		6 months ended June 30, 2012
	Average		Average
(Dollar amounts in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allow ance recorded
Commercial & industrial	$1,840	$29	$1,888	$45
Commercial real estate construction	6,197	85	6,209	109
Commercial real estate	2,886	16	2,886	36
Residential - 1 to 4 family	1,539	15	1,542	32
Total	12,462	145	12,525	222

With an allow ance recorded
Commercial & industrial	$3,328	$39	$3,358	$60
Commercial real estate construction	1,054	14	1,056	29
Commercial real estate	8,827	59	10,033	130
Real estate multi-family	3,252	—	3,263	—
Residential- 1 to 4 family	4,916	18	4,916	40
Consumer	10	—	10	—
Total	21,387	130	22,636	259

Total
Commercial & industrial	$5,168	68	$5,246	$105
Commercial real estate construction	7,251	99	7,265	138
Commercial real estate	11,713	75	12,919	166
Real estate multi-family	3,252	—	3,263	—
Residential - 1 to 4 family	6,455	33	6,458	72
Consumer	10	—	10	—
Grand total	$33,848	$275	$35,161	$481

	Impaired Loans
	For the Year Ended December 31, 2011

		Unpaid
(Dollar amounts in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Commercial & industrial	$2,926	$3,560	$—
Commercial real estate construction	6,232	6,232	—
Commercial real estate	3,269	3,835	—
Residential- 1 to 4 family	1,059	1,145	—
Total	13,486	14,772	—

With an allowance recorded
Commercial & industrial	$5,881	5,896	$428
Commercial real estate construction	1,586	1,686	214
Commercial real estate	11,767	11,767	727
Residential- 1 to 4 family	2,254	2,262	200
Total	21,488	21,611	1,569

Total
Commercial & industrial	$8,807	$9,456	$428
Commercial real estate construction	7,818	7,918	214
Commercial real estate	15,036	15,602	727
Residential - 1 to 4 family	3,313	3,407	200
Grand total	$34,974	$36,383	$1,569

	Impaired Loans

	3 months ended		6 months ended
	June 30, 2011		June 30, 2011
	Average		Average
(Dollar amounts in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$5,566	$41	$4,962	$45
Commercial real estate	1,933	30	1,934	27
Residential - 1 to 4 family	1,069	11	1,082	12
Total	8,568	82	7,978	84

With an allowance recorded
Commercial	$4,102	$8	$4,125	$8
Commercial real estate construction	8,400	37	8,402	65
Commercial real estate	6,710	11	6,746	9
Residential- 1 to 4 family	2,256	18	2,256	20
Total	21,467	74	21,529	102

Total
Commercial & industrial	$9,668	49	$9,087	$53
Commercial real estate construction	8,400	37	8,402	65
Commercial real estate	8,643	41	8,680	36
Residential - 1 to 4 family	3,325	29	3,338	32
Grand total	$30,035	$156	$29,507	$186

Nonaccrual loans totaled $19,030,000 and $19,098,000 as of June 30, 2012 and December 31, 2011. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified agreements, and accruing interest.

The following aggregate information is provided at June 30, 2012 and December 31, 2011, about the contractual balances of nonaccrual loans:

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	June 30,	December 31,
	2012	2011
Commercial & industrial	$5,805	$7,019
Real estate - construction	115	642
Commercial real estate	5,102	6,826
Real estate multi-family	3,242	3,283
Real estate 1 to 4 family	4,756	1,328
Consumer	10	—
Total	$19,030	$19,098

Interest income on impaired loans of $275,000 and $481,000 was recognized for the three and six months ended June 30, 2012, and $1,143,000 was recognized from cash payments received during the year ended December 31, 2011. The amount of interest on impaired loans not collected for the three and six months ended June 30, 2012 was $355,000 and $768,000, and the year ended December 31, 2011 was $1,137,000. The cumulative amount of unpaid interest on impaired loans was $250,000 and $513,000 for the three and six months ended June 30, 2012, and $1,967,000 for the year ended December 31, 2011.

Troubled Debt Restructurings

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

As of June 30, 2012 and 2011, respectively, there were no available commitments for troubled debt restructurings.

A summary of the number, principal amounts outstanding for troubled debt restructurings were as follows as of June 30, 2012 and December 31, 2011.

	Modifications
	As of June 30, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	6	$3,584	$3,584
Real estate 1 to 4 family	3	1,481	1,481
Commercial real estate	4	5,299	5,299
Real estate multi family	1	3,242	3,242
Total	14	13,606	13,606

	Modifications
	As of March 31, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & industrial	5	$2,925	$2,925
Real estate 1 to 4 family	2	994	994
Commercial real estate	5	6,021	6,021
Real estate multi family	1	3,262	3,262
Total	13	$13,202	$13,202

None of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or impairment. There were no principal reductions granted.

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

	Age Analysis of Past Due Loans As of June 30, 2012
(Dollar amounts in thousands)
	30-59	60-89	Greater				Recorded
	Days	Days	Than	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$483	$38	$3,645	$4,166	$49,396	$53,562	$—
Commercial real estate	500	—	5,102	5,602	239,151	244,753	—
Commercial real estate -construction	—	—	—	—	25,644	25,644	—
Real estate multi-family	—		3,242	3,242	36,718	39,960	—
Residential	—	69	3,775	3,844	92,042	95,886	—
Consumer	—	—	—	—	2,037	2,037	—
Total	$983	$107	$15,764	$16,854	$444,988	$461,842	$—

	Age Analysis of Past Due Loans As of December 31, 2011
(Dollar amounts in thousands)
	30-59 Days	60-89 Days	Over	Total			Recorded Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial & industrial	$247	$712	$232	$1,191	$41,883	$43,074	$—
Commercial real estate	1,618	—	10,109	11,727	245,686	257,413
Commercial real estate -construction	549	—	527	1,076	27,153	28,229	—
Real estate multi-family	—	—	—	—	36,369	36,369	—
Real estate 1 to 4 family	71	2,629	257	2,957	83,365	86,322	—
Consumer	—	—	—	—	2,335	2,335	—
Total	$2,485	$3,341	$11,125	$16,951	$436,791	$453,742	$—

$19,030,000 and $19,098,000 in nonaccrual loans included past due loans of $16,854,000 and $16,951,000 at June 30, 2012 and December 31, 2011.

	Credit Quality Indicators As of June 30, 2012
(Dollar amounts in thousands)

		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$50,525	$—	$2,705	$332	$53,562
Real estate construction	23,929	—	1,715	—	25,644
Commercial real estate	233,798	3,377	7,578	—	244,753
Real estate multi-family	36,718	—	3,242	—	39,960
Real estate 1 to 4 family	91,086	—	4,444	356	95,886
Consumer loans	2,027	—	10	—	2,037
Totals	$438,083	$3,377	$19,694	$688	$461,842

	Credit Quality Indicators
	As of December 31, 2011
(Dollar amounts in thousands)

		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$35,089	$—	$7,720	$265	$43,074
Real estate construction	25,987	—	2,242	—	28,229
Commercial real estate	247,253	—	10,160	—	257,413
Real estate multi-family	33,085	—	3,284	—	36,369
Real estate 1 to 4 family	82,014	—	3,862	446	86,322
Consumer loans	2,335	—	—	—	2,335
Totals	$425,763	$—	$27,268	$711	$453,742

Allowance for Credit Losses
For the Three Months Ended June 30, 2012

(Dollar amounts in thousands)
		Real Estate
	Commercial			Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,628	$3,592	$1,055	$151	$1,798	$63	$8,287
Charge-offs	(312)	—	(54)	—	—	(1)	(367)
Recoveries	—	(2)	—	—	139	1	138
Provision	418	162	(167)	(102)	89	0	400
Ending balance	$1,734	$3,752	$834	$49	$2,026	$63	$8,458

Ending balance: individually evaluated for impairment	$505	$477	$75	$42	$157	$1	$1,257
Ending balance: collectively evaluated for impairment	$1,229	$3,275	$759	$7	$1,869	$62	$7,201

Allowance for Credit Losses
For the Six Months Ended June 30, 2012

(Dollar amounts in thousands)
			Real Estate
	Commercial			Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,487)	(738)	(54)	—	(109)	(4)	(2,392)
Recoveries	1	3	3	—	148	4	153
Provision	1,602	(255)	(283)	(622)	395	(37)	800
Ending balance	$1,734	$3,752	$834	$49	$2,026	$63	$8,458
Ending balance: individually evaluated for impairment	$505	$477	$75	$42	$157	$1	$1,257
Ending balance: collectively evaluated for impairment	$1,229	$3,275	$759	$7	$1,869	$62	$7,201

Recorded Investment in Loans at June 30, 2012

(Dollar amounts in thousands)

	Commercial			Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$53,562	$244,753	$25,644	$39,960	$95,886	$2,037	$461,842
Ending balance: individually evaluated for impairment	$7,082	$9,471	$7,238	$3,242	$6,443	$10	$33,486

Ending balance: collectively evaluated for impairment	$46,480	$235,282	$18,406	$36,718	$89,443	$2,027	$428,356

Allowance for Credit Losses
For the Three Months Ended June 30, 2011

(Dollar amounts in thousands)

	Commercial	Commercial	Real estate	Real estate
	& industrial	real estate	construction	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,605	$4,360	$2,105	$1,605	$109	$9,784
Charge-offs	100	(525)	—	—	(50)	(475)
Recoveries	1	—	9	—	—	10
Provision	583	530	(578)	(145)	10	400
Ending balance	$2,289	$4,365	$1,536	$1,460	$69	$9,719

Ending balance: individually evaluated for impairment	$1,223	$858	$143	$176	$—	$2,400

Ending balance: collectively evaluated for impairment	$1,066	$3,507	$1,393	$1,284	$69	$7,319

Allowance for Credit Losses
For the Six Months Ended June 30, 2011

(Dollar amounts in thousands)

	Commercial	Commercial	Real Estate	1 to
	& industrial	Real Estate	Construction	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,102	$4,103	$1,999	1,233	$87	$9,524
Charge-offs	(100)	(525)	—	—	(53)	(678)
Recoveries	5	—	18	—	—	23
Provision	282	787	(481)	227	35	850
Ending balance	$2,289	$4,365	$1,536	1,460	$69	$9,719

Ending balance: individually evaluated for impairment	$1,223	$858	$143	$176	$—	$2,400
Ending balance: collectively evaluated for impairment	$1,066	$3,507	$1,393	$1,284	$69	$7,319

Recorded Investment in Loans at June 30, 2011

(Dollar amounts in thousands)

	Commercial	Commercial	Real estate	Real estate
	& industrial	real estate	construction	1 to 4 family	Consumer	Total

Loans:
Ending balance	$43,623	$315,806	$29,938	$77,992	$2,321	$469,680

Ending balance: individually evaluated for impairment	$6,328	$9,017	$8,696	$3,636	$—	$27,677

Ending balance: collectively evaluated for impairment	$37,295	$306,789	$21,242	$74,356	$2,321	$442,003

NOTE F – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2012	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$8,384	$8,384	$—	$—
Obligations of U.S.
Government agencies	64,097	—	64,097	—
Mortgage-backed securities	37,422	—	37,422	—
Obligations of states and political subdivisions	77,136	—	77,136	—
Corporate debt	16,509	—	16,509	—
Total assets measured at fair value	$203,548	$8,384	$195,164	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,634	$12,634	$—	$—
Obligations of U.S.
Government agencies	54,102	—	54,102	—
Mortgage-backed securities	33,435	—	33,435	—
Obligations of states and political subdivisions	77,251	—	77,251	—
Corporate debt	10,242	—	10,242	—
Total assets measured at fair value	$187,664	$12,634	$175,030	$—

The following tables present the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at June 30, 2012, Using
		Quoted Prices			Losses	Losses
		in Active			for three	for three
		Markets	Other	Significant	months	months
		for Identical	Observable	Unobservable	ended	ended
	Fair Value	Assets	Inputs	Inputs	June 30,	June 30,
Description	6/30/2012	(Level 1)	(Level 2)	(Level 3)	2012	2011
Impaired loans	$12,384	$—	$—	$12,384	$225	894
Total impaired assets measured at fair value	$12,384	$—	$—	$12,384	$225	$894

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2011, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,383	$—	$—	$8,383
Other real estate owned	2,747	—	—	2,747
Total impaired assets measured at fair value	$11,130	$—	$—	$11,130

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

Interest Receivable and Payable

The interesrt receivable and payable balances approximate their fair value due to the short-term nature of their settlement dates.

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The Bank has excluded non-financial assets and non-financial liabilities, such as Bank premises and equipment, deferred taxes and other liabilities.

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2012:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,856	$44,856	$44,856
Securities available for sale	203,548	203,548	8,384	$195,164
Loans	461,842	467,931		455,547	$12,384
Accrued interest receivable	3,621	3,621		3,621

Financial liabilities:
Accrued interest payable	297	297		297
Deposits	651,843	652,293	546,713	105,580

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	847			847

The carrying amount of loans include $19,030,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2012. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2011:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,474	$38,474	$38,474
Securities available for sale	187,664	187,664	12,634	$175,030
Loans, net	453,742	454,342		445,959	$8,383
Accrued interest receivable	3,614	3,614		3,614

Financial liabilities:
Accrued interest payable	299	299		299
Deposits	621,778	622,291	512,927	109,364

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	945			945

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

This program does not contain any of the various restrictions (including restrictions related to the payment of dividends to Common Stockholders) that the Treasury’s Capital Purchase Program (“TARP”) required. The Series A and B Preferred Stock, which contained a blended yield of 6.83% to the expected repayment date, were paid off in full and canceled with the proceeds received from the U. S. Treasury’s SBLF investment.

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

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This ASU had no material impact on the Bank when adopted.

In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income” – (Topic 220). “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

In July, 2012, the FASB issued ASU 2012-02 “Intangibles-Goodwill and Other” – (Topic 350) “Testing Indefinite-Lived Intangible Assets for Impairment.” In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.

Earnings Analysis

Net earnings for the quarter ended June 30, 2012 were $1,228,000, compared to net earnings of $1,180,000 for the quarter ended June 30, 2011, an increase of $48,000, or 4%. Cash dividend payments on the preferred shares outstanding were made as scheduled during the six months ended June 30, 2012 and 2011, respectively. Net earnings for the six months ended June 30, 2012 were $2,516,000 compared to net earnings of $1,983,000 for the six months ended June 30, 2011, an improvement of $533,000. Net earnings before income tax expense for the quarter ended June 30, 2012 were $1,742,000, compared to net earnings before income tax expense of $1,630,000 for the quarter ended June 30, 2011, an increase of $112,000. Net earnings available to common stockholders for the quarter ended June 30, 2012, were $1,071,000, compared to net earnings available to common stockholders of $966,000 for the quarter ended June 30, 2011. Earnings before income tax expense were $3,407,000 for the six months ended June 30, 2012 compared to net earnings before income tax expense of $2,780,000 for the six months ended June 30, 2011, an improvement of $627,000. The principal items contributing to this change were an increase in gain on sales of available-for-sale securities of $659,000, and an increase in bank-owned life insurance, which was $413,000, offset by a decrease in net interest income of $325,000. Net earnings available to common stockholders were $2,173,000 for the six months ended June 30, 2012, compared to net earnings available to common stockholders of $1,555,000 for the six months ended June 30, 2011.

Net interest income for the quarter ended June 30, 2012 was $7,225,000, compared to $7,413,000 for the quarter ended June 30, 2011, a decrease of $188,000, or 2.5%. Net interest income for the six months ended June 30, 2012 was $14,423,000 compared to $14,748,000 for the six months ended June 30, 2011, a decrease of $325,000, or 2.2%.

Basic and diluted earnings per share were $0.30 for the second quarter of 2012 compared to basic and diluted earnings of $0.28 and $0.27, respectively, for the second quarter of 2011. Basic earnings per share were $0.62 and diluted earnings per share were $0.61 for the six months ended June 30, 2012, compared to basic and diluted earnings per share of $0.44 for the six months ended June 30, 2011.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2012 compared to the three-and six-month periods ended June 30, 2011.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,
	2012			2011
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$459,778	$6,758	5.90%	$470,490	$7,407	6.31%
Taxable securities	132,987	617	1.86%	90,094	462	2.06%
Nontaxable securities (3)	71,416	670	3.76%	46,934	537	4.59%
Fed funds sold	—	—	n/a	29	—	n/a
Total interest earning assets	664,181	8,045	4.86%	607,547	8,406	5.55%

NONINTEREST EARNING ASSETS:
Cash and due from banks	43,722			62,897
Premises	12,970			13,601
Other assets	29,478			29,071
Total noninterest earning assets	86,170			105,569
TOTAL ASSETS	$750,351			$713,116

INTEREST BEARING LIABILITIES:
Demand, int bearing	$62,809	22	0.14%	$62,201	36	0.23%
Money market	276,251	411	0.60%	263,796	538	0.82%
Savings	51,403	26	0.20%	46,110	29	0.25%
Time deposits	105,828	194	0.74%	113,695	254	0.90%
Total interest bearing liabilities	496,291	653	0.53%	485,802	857	0.71%

NONINTEREST BEARING LIABILITIES:
Demand deposits	155,329			136,831
Other liabilities	10,255			7,845
Total noninterest bearing liabilities	165,584			144,676

TOTAL LIABILITIES	661,875			630,478
Stockholders’ equity	88,476			82,638

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$750,351			$713,116

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,392	4.46%		$7,549	4.98%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned include loan fees of $277,000 and $273,000 for the quarters ended June 30, 2012 and 2011, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $167,000 and $136,000 for the quarters ended June 30, 2012 and 2011, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,
	2012			2011
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$456,159	$13,513	5.97%	$476,279	$14,845	6.29%
Taxable securities	128,225	1,230	1.93%	87,750	866	1.99%
Nontaxable securities (3)	71,818	1,354	3.80%	45,272	1,035	4.61%
Fed funds sold	—	—	n/a	14	—	n/a
Tot interest earning assets	656,202	16,097	4.95%	609,315	16,746	5.54%

NONINTEREST EARNING ASSETS:
Cash and due from banks	45,479			59,140
Premises	13,038			13,546
Other assets	28,176			29,993
Tot noninterest earning assets	86,693			102,679
TOTAL ASSETS	$742,895			$711,994

Demand, int bearing	$62,710	50	0.16%	$61,449	70	0.23%
Money market	273,499	828	0.61%	260,875	1,081	0.84%
Savings	50,383	50	0.20%	45,991	57	0.25%
Time deposits	107,323	409	0.77%	115,883	533	0.93%
Tot interest bearing liabilities	493,915	1,337	0.55%	484,198	1,741	0.73%

NONINTEREST BEARING LIABILITIES:
Demand deposits	150,436			138,226
Other liabilities	10,367			7,563
Tot noninterest bearing liabilities	160,803			145,789

TOTAL LIABILITIES	654,718			629,987
Stockholders’ equity	88,177			82,007

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,895			$711,994

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$14,760	4.54%		$15,005	4.97%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned included loan fees of $567,000 and $519,000 for the six months ended June 30, 2012 and 2011, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $337,000 and $257,000 for the six months ended June 30, 2012 and 2011, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2012 and 2011. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2012, average loans outstanding represented 69.2% of average earning assets. For the quarter ended June 30, 2011, they represented 77.4% of average earning assets. For the six months ended June 30, 2012 and 2011, average loans outstanding represented 69.5% and 78.2%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 decreased from 5.55% to 4.86%, or 69 basis points. Average loans decreased by $10,712,000, quarter to quarter, while their yield decreased from 6.31% to 5.90%, or 41 basis points. Interest income on total interest earning assets for the quarter decreased $361,000 or 4.3% on a fully-taxable equivalent basis.

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, the cost on total interest bearing liabilities decreased from 0.71% to 0.53%, a decrease of 18 basis points. Time deposit interest cost decreased from 0.90% to 0.74%. Their average balance outstanding decreased by $7,867,000, or 6.9%, while their expense decreased $60,000. Money market deposits average volume increased $12,455,000, or 4.7%, while their cost decreased 22 basis points, or 26.8%.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, interest income on interest earning assets decreased $649,000 or 3.9% on a fully-taxable equivalent basis, but average earning assets increased $46,887,000, or 7.7%. Average loans decreased by $20,120,000, or 4.2%. Interest on loans decreased $1,332,000 or 9.0%, while the yield decreased 32 basis points, or 5.1%. The cost on total interest bearing liabilities decreased from 0.73% to 0.55%. Time deposit averages decreased $8,560,000 or 7.4%. Their yield decreased 16 basis points, or 17.2%. Money market deposit average balances increased $12,624,000, or 4.8%, and their cost decreased $253,000, or 23.4%.

For the three and six month periods ended June 30, 2012 and June 30, 2011, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended June 30,
(Dollar amounts in thousands)	2012 Compared to 2011
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(649)	$(492)	$(157)
Taxable securities	155	(44)	199
Nontaxable securities (1)	133	(96)	229
Total	$(361)	$(632)	$271

INTEREST BEARING LIABILITIES
Demand deposits	$14	$14	$0
Money market	127	146	(19)
Savings deposits	3	6	(3)
Time deposits	60	42	18
Total	$204	$208	$(4)
NET INTEREST INCOME	$(157)	$(424)	$267

(1)	Includes tax equivalent adjustment of $167,000 and $136,000 in the three months ended June 30, 2012 and June 30, 2011, respectively.

	RATE/VOLUME VARIANCE ANALYSIS
	Six Months Ended June 30,
(Dollar amounts in thousands)	2012 Compared to 2011
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(1,332)	$(705)	$(627)
Taxable securities	364	(35)	399
Nontaxable securities (1)	319	(182)	501
Total	$(649)	$(922)	$273

INTEREST BEARING LIABILITIES
Demand deposits	$20	$21	$(1)
Money market	253	305	(52)
Savings deposits	7	11	(4)
Time deposits	124	85	39
Total	$404	$422	$(18)
NET INTEREST INCOME	$(245)	$(500)	$255

(1)	Includes tax equivalent adjustment of $337,000 and $257,000 in the six months ended June 30, 2012 and June 30, 2011, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended Jun 30,		Variance
(Dollar amounts in thousands)	2012	2011	Amount	Percent
Service charges	$744	$811	$(67)	-8.3%
Credit card fees	155	178	(23)	-12.9%
Net gain on available-for-sale of securities	325	128	197	153.9%
Bank owned life insurance policy earnings	111	84	27	32.1%
Other income	80	188	(108)	-57.4%
Total noninterest income	$1,415	$1,389	$26	1.9%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2012	2011	Amount	Percent
Service charges	$1,496	$1,508	$(12)	-0.8%
Credit card fees	308	328	(20)	-6.1%
Net gain on sale of available-for-securities	809	150	659	439.3%
Bank owned life insurance policy earnings	578	165	413	250.3%
Other income	144	251	(107)	-42.6%
Total noninterest income	$3,335	$2,402	$933	38.8%

Noninterest income consists mainly of service charges on deposits, credit card fees and several other types of miscellaneous income. The increase in gain on sale of available-for-sale securities for the quarter and six months as a result of re-positioning our portfolio in anticipation of the acquisition of Oceanic Bank. The other significant item was the increase in bank-owned life insurance policy earnings. During the first quarter of 2012, the bank recorded a one-time gain on life insurance due to the passing of Mr. Mike Wyman, the former Chairman of the Board and CEO of the Company.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2012	2011	Amount	Percent
Salaries and employee benefits	$3,645	$3,423	$222	6.5%
Occupancy expense	598	585	13	2.2%
Equipment expense	432	417	15	3.6%
Professional fees	383	393	(10)	-2.5%
FDIC assessment	156	300	(144)	-48.0%
Telephone, postage & supplies	271	298	(27)	-9.1%
Operating losses	(56)	10	(66)	-660.0%
Bankcard expenses	157	165	(8)	-4.8%
Data processing expense	138	154	(16)	-10.4%
Low income housing expense	70	69	1	1.4%
Other real estate owned expense	15	73	(58)	-79.5%
(Gain) loss on sale of other real estate owned	(9)	25	(34)	-136.0%
Loss on impairment of other real estate owned	—	230	(230)	-100.0%
Other expense	698	630	68	10.8%
Total noninterest expense	$6,498	$6,772	$(274)	-4.0%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2012	2011	Amount	Percent
Salaries and employee benefits	$7,419	$6,909	$510	7.4%
Occupancy expense	1,198	1,141	57	5.0%
Equipment expense	878	825	53	6.4%
Professional fees	971	757	214	28.3%
FDIC assessment	336	675	(339)	-50.2%
Telephone, postage & supplies	549	611	(62)	-10.1%
Operating losses	52	234	(182)	-77.8%
Bankcard expenses	313	301	12	4.0%
Data processing expense	276	286	(10)	-3.5%
Low income housing expense	139	139	0	0.0%
Other real estate owned expense	51	261	(210)	-80.5%
Gain on sale of other real estate owned	(4)	(66)	62	-93.9%
Loss on impairment of other real estate owned	—	230	(230)	-100.0%
Other expense	1,373	1,217	156	12.8%
Total noninterest expense	$13,551	$13,520	$31	0.2%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2012 compared to three months ended June 30, 2011, it represented 56.1% and 50.5% of total noninterest expenses. For the six months ended June 30, 2012 and 2011, it was 54.7% and 51.1%, respectively, of total noninterest expenses. During the second quarter of 2012, an additional loan officer was added to our Sunnyvale loan production office. The FDIC assessment rate was reduced in 2012 compared to 2011, by $144,000 and $339,000 for the quarter and six months ended June 30, 2012 compared to the same periods of 2011. During the first quarter of 2011, the Bank experienced an operational loss of approximately $200,000 related to an unauthorized foreign wire transfer. The operational loss was increased by another $300,000 during the third quarter of 2011 when our insurance company denied coverage of our insurance reimbursement claim that had been filed. The Company disagrees with our insurance carrier’s decision to not cover the claim and has filed suit against the insurance carrier asking the courts to force the insurance company to pay our claim. Any recoveries that may be recovered as a result of our legal remedy efforts would be recorded as other income if and when any recovery actually occurs. Declines in our other real estate owned expenses in both the quarter and year-to-date period ending June 30, 2012 compared to the same periods in 2011 are directly related to the number of properties managed by the Bank.

Provision for Loan Losses.

There was a provision for loan losses of $800,000 and $850,000 for the six months ended June 30, 2012 and 2011, respectively. There was a provision of $400,000 for the three months ended June 30, 2012 and 2011, respectively. The allowance for loan losses was $8,458,000 or 1.83% of total gross loans at June 30, 2012, compared to $9,897,000 or 2.18% of total gross loans at December 31, 2011. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Charge-offs that have occurred in 2012 were related to loans with significant allowance allocations prior to the charge-off date, and is the primary reason the allowance for loan loss has declined without the need for a significant increase in the provision for loan losses.

Income Taxes

The effective tax rate for the quarter ended June 30, 2012 was a 29.5% tax expense compared to a 27.6% tax expense for the quarter ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 and June 30, 2011, respectively was a tax expense of 26.2% compared to a tax expense of 28.7%. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. During the first quarter of 2012, the Company recognized a tax free gain on proceeds of life insurance of approximately $370,000 due to the passing of the Company’s former Chairman and CEO, Mike Wyman. During the second quarter of 2012, the effective tax rate rose due to increased earnings that were fully taxable, primarily as a result of the level of gain on sale of available-for-sale securities.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2012 are adequate to meet its operating needs in 2012 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $748,750,000 at June 30, 2012 from $715,641,000 at December 31, 2011, an increase of $33,109,000. The principal source of this increase was $15,884,000 in securities available-for-sale, $6,382,000 in cash and due from banks, and $9,579,000 in net loans.

Loans. Gross loans before loan fees at June 30, 2012 were $461,842,000, an increase of $8,100,000 or 1.8% from December 31, 2011. Commercial real estate loans decreased $12,660,000, construction loans decreased $2,585,000, real estate multi family increased $3,591,000, real estate one to four family increased $9,564,000, commercial loans increased $10,488,000, and consumer loans decreased by a modest $298,000. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	June 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2012		2011
Commercial real estate	$244,753	53%	$257,413	57%
Real estate construction	25,644	5%	28,229	6%
Real estate multi family	39,960	9%	36,369	8%
Real estate 1 to 4 family	95,886	21%	86,322	19%
Commercial & industrial	53,562	12%	43,074	9%
Consumer loans	2,037	0%	2,335	1%
Gross loans	461,842	100%	453,742	100%
Net deferred loan fees	(84)	0%	(124)	0%
Total	$461,758	100%	$453,618	100%

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

A summary of activity in the allowance for loan losses for the six months ended June 30, 2012 and the six months ended June 30, 2011 is as follows.

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Six months ended
(Dollar amounts in thousands)	June 30, 2012	June 30, 2011
Balance, beginning of period	$9,897	$9,524
Provision for loan losses	800	850
Recoveries	153	23
Amounts charged off	(2,392)	(678)
Balance, end of period	$8,458	$9,719

During the six months ended June 30, 2012, there was a provision for loan losses of $800,000, compared to $850,000 for the same period in 2011. The decrease in the provision was considered necessary given the existing risk levels within the Bank’s loan portfolio. Loan charge-off levels have increased year over year, yet overall financial risk in the loan portfolio has declined.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at June 30, 2012. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2012, there was $20,953,000 in nonperforming assets, compared to $21,845,000 at December 31, 2011. Nonaccrual loans were $19,030,000 at June 30, 2012, compared to $19,098,000 at December 31, 2011. There were no loans past due 90 days and still accruing at either date.

There was $1,923,000 in Other Real Estate Owned at June 30, 2012 which consisted of two separate properties and $2,747,000 at December 31, 2011. During the first six months of 2012, the Bank sold one property and did not foreclose on any new loans. Management intends to aggressively market the two remaining properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2012 were $651,843,000 compared to $621,778,000 on December 31, 2011. Of these totals, noninterest-bearing demand deposits were $159,370,000 or 24.4% of the total on June 30, 2012 and $139,382,000 or 22.4% on December 31, 2011. Time deposits were $105,130,000 on June 30, 2012 and $108,851,000 on December 31, 2011.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2012:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$11,146	$26,227	$37,373
Over three through six months	8,235	13,399	21,634
Over six through twelve months	11,711	12,072	23,783
Over twelve months	8,712	13,628	22,340
Total	$39,804	$65,326	$105,130

Regulatory Capital. The following table shows the regulatory capital ratios and leverage ratios at June 30, 2012 and December 31, 2011 for the Bank:

TABLE 10				Minimum “Well
	June 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2012	2011		Requirements
Total Regulatory Capital Ratio	16.19%	16.44%	≥	10.00%
Tier 1 Capital	14.94%	15.18%	≥	6.00%
Leverage Ratios	11.09%	11.15%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2012, liquid assets (cash, cash equivalents and securities available for sale) were $248,404,000, or 33.2% of total assets. As of December 31, 2011, liquid assets were $226,138,000, or 31.6% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The relationship between total net loans and total deposits is a useful additional measure of liquidity. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2012, net loans were at 69.5% of deposits. On December 31, 2011, net loans were at 71.4% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2012 and December 31, 2011, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $84,734,000 and $92,690,000 at June 30, 2012 and December 31, 2011, respectively. As a percentage of net loans, these off-balance sheet items represent 18.7% and 20.9% respectively.

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

Item 4T. Controls and Procedures.

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of June 30, 2012. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s six months ended June 30, 2012, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended June 30, 2012. There were 10,457 shares remaining that may be purchased under this Plan as of June 30, 2012.

Item 4. Mining Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:
August 14, 2012	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

