Form 10-Q/A
period 2012-06-30
FNB BANCORP/CA/
filed 2012-08-16
CIK 1163199

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File requir514to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

FNB Bancorp

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to FNB Bancorp’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from FNB Bancorp’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

FNB Bancorp

Date: August 16, 2012	/s/ David A. Curtis
David A. Curtis
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)