Form 10-Q
period 2012-09-30
FNB BANCORP/CA/
filed 2012-11-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of November 3, 2012: 3,517,880 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(Dollar amounts in thousands)	2012	2011

ASSETS

Cash and due from banks	$70,803	$38,474
Securities available-for-sale at fair value	228,805	187,664
Loans, net of allowance for loan losses of $8,582 and $9,897 on September 30, 2012 and December 31, 2011	547,549	443,721
Bank premises, equipment, and leasehold improvements, net	12,761	13,227
Bank owned life insurance	11,691	9,521
Other equity securities	5,888	4,608
Accrued interest receivable	3,639	3,614
Other real estate owned, net	1,923	2,747
Goodwill	1,841	1,841
Prepaid expenses	1,513	2,107
Other assets	11,311	8,117
Total assets	$897,724	$715,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	176,597	139,382
Demand, interest bearing	78,014	63,308
Savings and money market	351,078	310,237
Time	186,275	108,851
Total deposits	791,964	621,778

Federal Home Loan Bank advances	2,728	—
Accrued expenses and other liabilities	8,316	6,667
Total liabilities	803,008	628,445

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share plus accrued dividends)	12,600	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,517,880 shares at September 30, 2012 and 3,506,405 shares at December 31, 2011	49,171	48,895
Retained earnings	28,715	22,427
Accumulated other comprehensive income	4,230	3,274
Total stockholders’ equity	94,716	87,196
Total liabilities and stockholders’ equity	$897,724	$715,641

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$7,208	$7,314	$20,721	$22,159
Interest on taxable securities	644	513	1,874	1,379
Interest on tax-exempt securities	503	414	1,520	1,192
Total interest income	8,355	8,241	24,115	24,730
Interest expense:
Interest Federal Home Loan Bank advances	4	—	4	—
Deposits	659	842	1,996	2,583
Total interest expense	663	842	2,000	2,583
Net interest income	7,692	7,399	22,115	22,147
Provision for loan losses	400	450	1,200	1,300
Net interest income after provision for loan losses	7,292	6,949	20,915	20,847
Noninterest income:
Service charges	722	817	2,218	2,325
Credit card fees	114	197	422	525
Net gain on sale of available-for-sale securities	89	168	898	318
Bank-owned life insurance earnings	97	83	675	248
Bargain purchase gain	3,666	—	3,666	—
Other income	82	102	226	353
Total noninterest income	4,770	1,367	8,105	3,769
Noninterest expense:
Salaries and employee benefits	3,732	3,413	11,151	10,322
Occupancy expense	606	593	1,804	1,734
Equipment expense	423	433	1,301	1,258
Professional fees	325	449	1,296	1,206
FDIC assessment	160	240	496	915
Acquisition related expense	250	—	425	—
Telephone, postage and supplies	295	253	844	864
Operating losses	14	310	66	547
Bankcard expenses	114	181	427	482
Data processing expense	110	150	386	436
Low income housing expense	69	69	208	208
Gain on sale of other real estate owned	—	—	(4)	(66)
Loss on impairment of other real estate owned	—	69	—	299
Other real estate owned expense	5	55	56	316
Other expense	528	568	1,726	1,782
Total noninterest expense	6,631	6,783	20,182	20,303
Earnings before provision for income tax expense	5,431	1,533	8,838	4,313
Provision for income tax expense	490	344	1,381	1,141
Net earnings	4,941	1,189	7,457	3,172
Dividends and discount accretion on preferred stock	158	372	501	800
Net earnings available to common stockholders	$4,783	$817	$6,956	$2,372

Earnings per share data:
Basic	$1.36	$0.23	$1.98	$0.68
Diluted	$1.33	$0.23	$1.95	$0.67

Weighted average shares outstanding:
Basic	3,516	3,509	3,513	3,509
Diluted	3,583	3,528	3,569	3,528

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$4,941	$1,189	$7,457	$3,172
Unrealized holding gain on available-for-sale securities net of tax	837	1,216	956	2,660
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax	(53)	(99)	(530)	(188)
Total comprehensive earnings	$5,725	$2,306	$7,883	$5,644

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2012	2011
Cash flow from operating activities:
Net earnings	$7,457	$3,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(898)	(318)
Depreciation, amortization and accretion	2,585	2,041
Gain on sale of other real estate owned	(4)	(66)
Stock-based compensation expense	166	230
Earnings on bank owned life insurance	(46)	(249)
Provision for loan losses	1,200	1,300
Bargain purchase gain	(3,666)	—
(Increase) decrease in accrued interest receivable	372	645
Decrease in prepaid expense	594	1,090
(Increase) decrease in other assets	(977)	1,691
Increase in valuation allowance on other real estate owned	—	299
Increase (decrease) in accrued expenses and other liabilities	242	(1,321)
Net cash provided by operating activities	7,025	8,514

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(18,374)	—
Purchase of securities available-for-sale	(64,866)	(51,557)
Proceeds from matured/called/sold securities available-for-sale	38,136	28,950
Investment, net of redemption, in other equity securities	(1,280)	478
Investment in time deposits of other banks	17,096	—
Proceeds from sale of other real estate owned	832	4,078
Net investment in other real estate owned	(13)	—
Net (increase) decrease in loans	(1,835)	16,803
Increase in bank-owned life insurance	(2,124)	—
Purchases of bank premises, equipment, leasehold improvements	(582)	(979)
Proceeds from sale of equipment	—	2
Net cash used in investing activities	(33,010)	(2,225)

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30
	2012	2011
Cash flows from financing activities
Net increase in demand and savings deposits	68,687	23,104
Net decrease in time deposits	(6,170)	(19,890)
Decrease in FHLB advances	(3,369)	—
Dividends paid on common stock	(421)	(568)
Exercise of stock options	88	9
Dividends paid on preferred stock series A and B	—	(545)
Repayment of series A and B stock	—	(12,600)
Issuance of referred stock series C	—	12,600
Dividends paid on preferred stock series C	(501)	—
Net cash provided by financing activities	58,314	2,110
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,329	8,399
Cash and cash equivalents at beginning of period	38,474	60,874
Cash and cash equivalents at end of period	$70,803	$69,273

Additional cash flow information:
Interest paid	1,868	2,581
Income taxes paid	1,685	1,640
Tax benefit on exercise of stock options	22	—

Non-cash investing and financing activities:
Accrued dividends	246	200
Change in unrealized gain in available for-sale securities, net of tax	956	2,472
Loans transferred to other real estate owned	—	619
Deemed dividends on preferred stock	—	255

Acquisition:
Assets acquired	136,303	—
Liabilities assumed	114,263	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo and San Francisco counties and Guam.

On September 21, 2012, the Company acquired 100% of the common stock of Oceanic Holding, Inc., the sole owner of Oceanic Bank. See detailed discussion in Note H.

All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented, as required by Regulation S-X, Rule 10-01.

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

The amount of compensation expense for options recorded in the quarters ended September 30, 2012 and September 30, 2011 was $44,000 and $76,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended September 30, 2012, and September 30, 2011, respectively. The amount of compensation expense for options recorded in the nine months ended September 30, 2012 and September 30, 2011 was $166,000 and $230,000, respectively. There was an income tax benefit of $22,000 recognized in the statements of earnings for these amounts for the nine months ended September 30, 2012, but no tax benefit recognized for the nine months ended September 30, 2011.

The intrinsic value for options exercisable as of September 30, 2012 was $814,000. The intrinsic value for options exercised during the three month period ended September 30, 2012 was $23,000. The intrinsic value for options exercised during the nine month period ended September 30, 2012 was $84,000.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2012 was $427,000, and the weighted average period over which it will be amortized is 2.9 years.

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

Earnings per share have been computed based on the following :

(All amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$4,941	$1,189	$7,457	$3,172
Dividends and discount accretion on preferred stock	158	372	501	800
Net earnings available to common shareholders	$4,783	$817	$6,956	$2,372

Average number of shares outstanding	3,516	3,509	3,513	3,509
Effect of dilutive options	67	19	56	19
Average number of shares outstanding used to calculate diluted earnings per share	3,583	3,528	3,569	3,528

Anti-dilutive options not included	245	168	282	300

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
September 30, 2012
U. S. Treasury securities	$7,164	$151	$—	$7,315
Obligations of U.S. Government agencies	66,139	1,308	—	67,447
Mortgage backed securities	47,256	1,622	15	48,863
Obligations of states and political subdivisions	78,163	3,683	45	81,801
Corporate debt	18,150	505	40	18,615
Commercial paper	4,764	—	—	4,764
	$221,636	$7,269	$100	$228,805

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2011:
U.S. Treasury securities	$12,371	$263	$—	$12,634
Obligations of U.S. government agencies	53,150	964	12	54,102
Mortgage-backed securities	32,606	838	9	33,435
Obligations of states and political subdivisions	73,674	3,592	15	77,251
Corporate debt	10,314	102	174	10,242
	$182,115	$5,759	$210	$187,664

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of September 30, 2012 and December 31, 2011 follows.

September 30, 2012: (Dollar amounts in thousands)	# of securities	Total Fair Value	Under 12 Months Unrealized Losses	Total Fair Value	12 Months or More Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mortgage-backed securities	2	$5,261	$15	$—	$—	$5,261	$15
Obligations of states and political subdivisions	7	5,780	45	—	—	5,780	45
Corporate debt	4	2,168	14	1,437	26	3,605	40
Total	13	$13,209	$74	$1,437	$26	$14,646	$100

December 31, 2011: (Dollar amounts in thousands)	# of securities	Total Fair Value	Under 12 Months Unrealized Losses	Total Fair Value	12 Months or more Unrealized Losses	Total Fair Value	Total Unrealized Losses
Obligations of U.S. government agencies	6	$6,293	$12	$—	$—	$6,293	$12
Mortgage-backed securities	3	6,466	9	—	—	6,466	9
Obligations of states and political subdivisions	5	2,744	15	—	—	2,744	15
Corporate debt	7	5,554	173	500	1	6,054	174
Total	21	$21,057	$209	$500	$1	$21,557	$210

At September 30, 2012 and December 31, 2011, there were two securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security is other-than-temporarily impaired at September 30, 2012.

The amortized cost and carrying value of debt securities as of September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2012:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$16,641	$16,785
Due after one through five years	82,865	85,105
Due after five years through ten years	78,812	81,707
Due after ten years	43,318	45,208
	$221,636	$228,805

For the nine months ended September 30, 2012, gross realized gains amounted to $906,000 on the sale of $25,743,000 in securities. For the nine months ended September 30, 2011, gross realized gains amounted to $320,000 on the sale of $21,275,000 in securities. For the nine months ended September 30, 2012 and September 30, 2011, gross realized losses were $8,000 and $2,000, respectively.

At September 30, 2012, securities with an amortized cost of $77,980,000 and fair value of $80,729,000 were pledged as collateral for public deposits and for other purposes required by law.

At September 30, 2012 and December 31, 2011, the Bank had investments in Federal Reserve Bank stock classified as other equity securities in the accompanying balance sheet of $1,062,000. These investments in Federal Reserve Bank stock are carried at cost. At September 30, 2012 and December 31, 2011, the Bank had investments in Federal Home Loan Bank stock classified as other equity securities in the accompanying balance sheet of $4,578,000 and $3,300,000, respectively. These investments in Federal Home Loan Bank stock are carried at cost, and evaluated periodically for impairment.

Both the Bank’s investment in Federal Reserve Bank and Federal Home Loan Bank stock are periodically evaluated for impairment. As of September 30, 2012, management concluded no evidence of impairment exists.

NOTE E - LOANS

Loans are summarized as follows at September 30, 2012 and December 31,2011:

(Dollar amounts in thousands)	FNB Bancorp Originated	PNCI	PCI	Total Balance September 30 2012	Balance December 31 2011
Commercial real estate	$247,171	$49,874	$1,426	$298,471	$257,413
Real estate construction	13,754	3,479	674	17,907	28,229
Real estate multi-family	42,604	18,948	—	61,552	36,369
Real estate 1 to 4 family	101,289	15,809	100	117,198	86,322
Commercial & industrial	45,852	13,460	—	59,312	43,074
Consumer loans	1,950	—	—	1,950	2,335
Gross loans	452,620	101,570	2,200	556,390	453,742
Net deferred loan fees	(259)	—	—	(259)	(124)
Allowance for loan losses	(8,582)	—	—	(8,582)	(9,897)
Net loans	$443,779	$101,570	$2,200	$547,549	$443,721

PNCI = purchased, non-credit impaired

PCI = purchased, credit impaired

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

	Impaired Loans
	At September 30, 2012

		Unpaid
(Dollar amounts in thousands)	Recorded	Principal	Related
Originated	Investment	Balance	Allowance

With no related allowance recorded
Commercial & industrial	$2,257	$2,257	$—
Commercial real estate construction	6,164	6,164	—
Commercial real estate	1,097	1,663	—
Residential - 1 to 4 family	1,059	1,059	—
Total	10,577	11,143	—

With an allowance recorded
Commercial & industrial	$2,052	$2,407	$330
Commercial real estate construction	1,046	1,046	74
Real estate multi-family	3,242	3,242	22
Commercial real estate	8,788	9,964	470
Residential- 1 to 4 family	5,307	5,307	292
Total	20,435	21,966	1,188

Total
Commercial & industrial	$4,309	$4,664	$330
Commercial real estate construction	7,210	7,210	74
Real estate multi-family	3,242	3,242	22
Commercial real estate	9,885	11,627	470
Residential - 1 to 4 family	6,366	6,366	292
Grand total	$31,012	$33,109	$1,188

	Impaired Loans
	3 months ended		9 months ended
	September 30, 2012		September 30, 2012
	Average		Average
(Dollar amounts in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$1,586	$22	$1,621	$67
Commercial real estate	1,097	3	1,097	9
Commercial real estate - construction	6,175	139	6,198	248
Residential - 1 to 4 family	1,062	17	1,068	33
Total	9,920	181	9,984	357

With an allowance recorded
Commercial & industrial	$5,102	$17	$6,184	$93
Commercial real estate	6,574	59	6,861	169
Commercial real estate - construction	1,049	4	1,053	12
Real estate multi-family	3,242	—	3,263	—
Residential - 1 to 4 family	5,319	34	5,324	84
Total	21,286	114	22,685	358

Total
Commercial & industrial	$6,688	$39	$7,805	$160
Commercial real estate	7,671	62	7,958	178
Commercial real estate - construction	7,224	143	7,251	260
Real estate multi-family	3,242	—	3,263	—
Residential - 1 to 4 family	6,381	51	6,392	117
Grand total	$31,206	$295	$32,669	$715

	Impaired Loans
	For the Year Ended December 31, 2011
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,926	$3,560	$—	$4,074	$108
Commercial real estate construction	6,232	6,232	—	6,266	314
Commercial real estate	3,269	3,835	—	3,546	130
Residential- 1 to 4 family	1,059	1,145	—	1,097	4
Total	13,486	14,772	—	14,983	556

With an allowance recorded
Commercial & industrial	$5,881	5,896	$428	$3,905	$40
Commercial real estate construction	1,586	1,686	214	2,109	58
Commercial real estate	11,767	11,767	727	11,521	400
Residential- 1 to 4 family	2,254	2,262	200	2,009	89
Total	21,488	21,611	1,569	19,544	587

Total
Commercial & industrial	$8,807	$9,456	$428	$7,979	$148
Commercial real estate construction	7,818	7,918	214	8,375	372
Commercial real estate	15,036	15,602	727	15,067	530
Residential - 1 to 4 family	3,313	3,407	200	3,106	93
Grand total	$34,974	$36,383	$1,569	$34,527	$1,143

	Impaired Loans
	3 months ended		9 months ended
	September 30, 2011		September 30, 2011
	Average		Average
(Dollar amounts in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$3,623	$48	$4,666	$148
Commercial real estate	1,840	22	1,840	51
Commercial real estate construction	6,267	22	6,278	179
Residential - 1 to 4 family	1,031	12	1,076	50
Total	12,761	104	13,860	428

With an allowance recorded
Commercial	$4,455	$9	$4,547	$35
Commercial real estate construction	1,592	14	2,111	43
Commercial real estate	6,572	30	5,787	138
Residential- 1 to 4 family	2,254	22	2,255	69
Total	14,873	75	14,700	285

Total
Commercial & industrial	$8,078	$57	$9,213	$183
Commercial real estate construction	7,859	36	8,389	222
Commercial real estate	8,412	52	7,627	189
Residential - 1 to 4 family	3,285	34	3,331	119
Grand total	$27,634	$179	$28,560	$713

Nonaccrual loans totaled $23,632,000 and $19,098,000 as of September 30, 2012 and December 31, 2011. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified agreements, and accruing interest.

The following aggregate information is provided at September 30, 2012 and December 31, 2011, about the contractual balances of nonaccrual loans:

	September 30	December 31
(Dollar amounts in thousands)	2012	2011
Outstanding balance	$23,632	$19,098
Weighted average rate	5.62%	6.19%
Weighted average term to maturity	58 months	73 months

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	September 30,	December 31,
	2012	2011
Commercial & industrial	$5,519	$7,019
Real estate - construction	2,415	642
Commercial real estate	6,198	6,826
Real estate multi family	3,780	3,283
Real estate 1 to 4 family	4,444	1,328
Total	$22,356	$19,098

Interest income on impaired loans of $295,000 and $715,000 was recognized for cash payments received during the three months and nine months ended September 30, 2012, and $1,143,000 was recognized for cash payments received during the year ended December 31, 2011. The amount of interest on impaired loans not collected for the three and nine months ended September 30, 2012 was $198,000, and $711,000, and for the year ended December 31, 2011 was $1,137,000. The cumulative amount of unpaid interest on impaired loans was $2,678,000 for the nine months ended September 30, 2012, and $1,967,000 for the year ended December 31, 2011.

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

As of September 30, 2012 and 2011, respectively, there were no available commitments for troubled debt restructurings.

A summary of the number, principal amounts outstanding for troubled debt restructurings were as follows as of September 30, 2012 and December 31, 2011.

	Modifications
	As of September 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	6	$3,483	$3,483
Real estate 1 to 4 family	3	1,454	1,454
Commercial real estate	4	6,852	6,852
Real estate multi family	1	3,242	3,242
Total	14	$15,031	$15,031

No significant modification occurred during three and nine month periods ending September 30, 2012. No defaults have occurred. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	As of December 31, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Amounts in thousands)
Commercial & industrial	5	$2,987	$2,987
Real estate 1 to 4 family	2	1,004	1,004
Commercial real estate	6	9,173	9,173
Real estate multi family	1	3,283	3,283
Total	14	$16,447	$16,447

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

Real Estate Construction Loans

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

	As of September 30, 2012
(Dollar amounts in thousands)
Originated	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$623	$—	$4,967	$5,590	$40,262	$45,852	$—
Commercial real estate	125	1,043	3,195	4,363	242,808	247,171	—
Commercial real estate -construction	—	—	—	—	13,754	13,754	—
Real estate multi-family	—	—	3,242	3,242	39,362	42,604	—
Real estate 1 to 4 family	217	501	3,126	3,844	97,445	101,289	—
Consumer	—	—	—	—	1,950	1,950	—
Total	$965	$1,544	$14,530	$17,039	$435,581	$452,620	$—

Purchased
Not credit impaired
Commercial & industrial	$—	$—	$—	$—	$13,460	$13,460
Real estate construction	—	—	1,371	1,371	2,108	3,479
Commercial real estate	986	—	1,582	2,568	47,306	49,874
Real estate multi-family	—	—	538	538	18,410	18,948
Real estate 1 to 4 family	—	392	—	392	15,417	15,809
Total	$986	$392	$3,491	$4,869	$96,701	$101,570

Credit impaired
Real estate construction	$—	$—	$674	$674	$—	$674
Commercial real estate	—	—	—	—	1,426	1,426
Real estate 1 to 4 family	—	—	100	100	—	100
Total	$—	$—	$774	$774	$1426	$2,200

The purchased loans not credit impaired that are over 90 days delinquent represent loans where borrowers and management are in negotiations that are expected to be successful and allow for modifications that will bring the loans current or extend the maturity dates without value impairment.

	Age Analysis of Past Due Loans
	As of December 31, 2011
(Dollar amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$247	$712	$232	$1,191	$41,883	$43,074	$—
Commercial real estate	1,618	—	6,826	8,444	248,969	257,413	—
Commercial real estate -construction	549	—	527	1,076	27,153	28,229	—
Real estate multi-family	—	—	3,283	3,283	33,086	36,369	—
Real estate 1 to 4 family	71	2,629	257	2,957	83,365	86,322	—
Consumer	—	—	—	—	2,335	2,335	—
Total	$2,485	$3,341	$11,125	$16,951	$436,791	$453,742	$—

There are nonaccrual loans of $23,632,000 and $19,098,000 which included past due loans of $18,795,000 and $16,951,000 at September 30, 2012 and December 31, 2011.

	Credit Quality Indicators
	As of September 30, 2012

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$40,577	$—	$4,915	$360	$45,852
Commercial Real estate construction	12,154	—	1,600	—	13,754
Commercial real estate	240,357	3,370	3,444	—	247,171
Real estate multi-family	39,362	—	3,242	—	42,604
Real estate 1 to 4 family	96,901	—	4,102	286	101,289
Consumer loans	1,950	—	—	—	1,950
Totals	$431,301	$3,370	$17,303	$646	$452,620

Purchased
Not credit impaired
Commercial & industrial	$13,460	$—	$—	$—	$13,460
Real estate construction	—	—	3,479	—	3,479
Commercial real estate	27,488	10,821	11,565	—	49,874
Real estate multi-family	18,948	—	—	—	18,948
Real estate 1 to 4 family	15,386	—	423	—	15,809
Total	$75,282	$10,821	$15,467	$—	$101,570

Credit impaired
Real estate construction	$—	$—	$674	—	$674
Commercial real estate	—	—	1,426	—	1,426
Real estate 1 to 4 family	—	—	100	—	100
Total	$—	$—	$2,200	$—	$2,200

	Credit Quality Indicators
	As of December 31, 2011

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial & industrial	$35,089	$—	$7,720	$265	$43,074
Commercial real estate construction	25,987	—	2,242	—	28,229
Commercial real estate	247,253	—	10,160	—	257,413
Real estate multi-family	33,085	—	3,284	—	36,369
Real estate 1 to 4 family	82,014	—	3,862	446	86,322
Consumer loans	2,335	—	—	—	2,335
Totals	$425,763	$—	$27,268	$711	$453,742

	Allowance for Credit Losses For the Three Months Ended September 30, 2012
(Dollar amounts in thousands)
				Real Estate
	Commercial & industrial	Commercial Real Estate	Real Estate Construction	Multi family	1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,734	$3,752	$834	$49	$2,026	$63	$8,458
Charge-offs	(219)	—	—	—	(73)	(1)	(293)
Recoveries	—	15	—	—	2	—	17
Provision	84	118	(257)	(22)	475	2	400
Ending balance	$1,599	$3,885	$577	$27	$2,430	$64	$8,582
Ending balance: individually evaluated for impairment	$330	$470	$74	$22	$292	$—	$1,188
Ending balance: collectively evaluated for impairment	$1,269	$3,415	$503	$5	$2,138	$64	$7,394

	Allowance for Credit Losses For the Nine Months Ended September 30, 2012
(Dollar amounts in thousands)
				Real Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,706)	(738)	(54)	—	(182)	(5)	(2,685)
Recoveries	1	154	—	—	11	4	170
Provision	1,686	(276)	(540)	(644)	1,009	(35)	1,200
Ending balance	$1,599	$3,885	$577	$27	$2,430	$64	$8,582

Ending balance: individually evaluated for impairment	$330	$470	$74	$22	$292	$—	$1,188
Ending balance: collectively evaluated for impairment	$1,269	$3,415	$503	$5	$2,138	$64	$7,394

	Recorded Investment in Loans at September 30, 2012
(Dollar amounts in thousands)		Real Estate
	Commercial			Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$59,312	$298,471	$17,907	$61,552	$117,198	$1,950	$556,390
Ending balance: individually evaluated for impairment	$4,309	$9,885	$7,210	$3,242	$6,366	$—	$31,012
Ending balance: collectively evaluated for impairment	$55,003	$288,586	$10,697	$58,310	$110,832	$1,950	$525,378

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2011
(Dollar amounts in thousands)
	Commercial & industrial	Commercial Real Estate	Real estate Construction	Real estate 1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,289	$4,365	$1,536	$1,460	$69	$9,719
Charge-offs	(448)	4	(100)	—	(2)	(546)
Recoveries	10	3	9	—	1	23
Provision	808	(635)	197	105	(25)	450
Ending balance	$2,659	$3,737	$1,642	$1,565	$43	$9,646
Ending balance: individually evaluated for impairment	$1,506	$413	$142	$212	$—	$2,273
Ending balance: collectively evaluated for impairment	$1,153	$3,324	$1,500	$1,353	$43	$7,373

	Allowance for Credit Losses
	For The Nine Months Ended September 30, 2011
(Dollar amounts in thousands)
	Commercial & industrial	Commercial Real Estate	Real estate Construction	Real estate 1 to 4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$2,102	$4,103	$1,999	$1,233	$87	$9,524
Charge-offs	(548)	(521)	(100)	—	(55)	(1,224)
Recoveries	15	3	27	—	1	46
Provision	1,090	152	(284)	332	10	1,300
Ending balance	$2,659	$3,737	$1,642	$1,565	$43	$9,646
Ending balance: individually evaluated for impairment	$1,506	$413	$142	$212	$—	$2,273
Ending balance: collectively evaluated for impairment	$1,153	$3,324	$1,500	$1,353	$43	$7,373

	Recorded Investment in Loans at September 30, 2011
(Dollar amounts in thousands)
	Commercial & industrial	Commercial Real Estate	Real estate Construction	Real estate 1 to 4 family	Consumer	Total

Loans:
Ending balance	$44,612	$305,720	$31,791	$81,461	$2,349	$465,933
Ending balance: individually evaluated for impairment	$8,055	$8,663	$7,845	$3,326	$—	$27,889
Ending balance: collectively evaluated for impairment	$36,557	$297,057	$23,946	$78,135	$2,349	$438,044

NOTE F – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2012	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,315	$7,315	$—	$—
Obligations of U.S. Government agencies	67,447	—	67,447	—
Mortgage-backed securities	48,863	—	48,863	—
Obligations of states and political subdivisions	81,801	—	81,801	—
Corporate debt	18,615	—	18,615	—
Commercial paper	4,764	4,764
Total assets measured at fair value	$228,805	$7,315	$221,490	$—

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2011, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$12,634	$12,634	$—	$—
Obligations of U.S. Government agencies	54,102	—	54,102	—
Mortgage-backed securities	33,435	—	33,435	—
Obligations of states and political subdivisions	77,251	—	77,251	—
Corporate debt	10,242	—	10,242	—
Total assets measured at fair value	$187,664	$12,634	$175,030	$—

The following tables present the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2012, Using
Quoted Prices
in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,545	$—	$—	$5,545
Total impaired assets measured at fair value	$5,545	$—	$—	$5,545

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2011, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,383	$—	$—	$8,383
Other real estate owned	2,746	—	—	2,746
Total impaired assets measured at fair value	$11,129	$—	$—	$11,129

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

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

The Bank has excluded non-financial assets and non-financial liabilities, such as bank premises and equipment, deferred taxes and other liabilities.

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2012:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$70,803	$70,803	$70,803
Securities available for sale	228,805	228,805	7,315	$221,490
Other equity securities	5,888	5,888		5,888
Loans,net	547,549	555,470		549,925	$5,545
Accrued interest receivable	3,639	3,639		3,639

Financial liabilities:
Accrued interest payable	431	431		431
Deposits	791,964	792,612	605,738	186,874
Federal Home Loan Bank advances	2,728	2,728		2,728

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,084			1,084

The carrying amount of loans include $23,632,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2012. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2011:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,474	$38,474	$38,474
Securities available for sale	187,664	187,664	12,634	$175,030
Loans, net	443,721	454,342		445,959	$8,383
Accrued interest receivable	3,614	3,614		3,614

Financial liabilities:
Accrued interest payable	299	299		299
Deposits	621,778	622,291	512,927	109,364

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	945			945

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

NOTE H – ACQUISITION OF OCEANIC HOLDING, INC.

On September 21, 2012, the Company announced that it had completed the acquisition of 100% of the common stock of Oceanic Holding, Inc., the sole owner of Oceanic Bank. As part of this acquisition, Oceanic Bank was merged into First National Bank of Northern California. Oceanic Bank operated three branch offices, which consisted of two offices in San Francisco and an office on the island of Guam. The purchase price of Oceanic Holding, Inc. was for $27,750,000.

The Oceanic Holding, Inc. acquisition was accounted for under the acquisition method of accounting in accordance with generally accepted accounting principles in the Unites States of America. The statement of net assets acquired as of September 21, 2012 and the resulting bargain purchase gain are presented in the following table. The purchase of assets and assumed liabilities were also recorded at their respective acquisition date fair value, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values not known at the time of acquisition becomes available. A “bargain purchase” gain totaling $3.7 million resulted from the acquisition and is included as a component of noninterest income on the statement of earnings. The amount of the gain is equal to the amount by which the fair value of net assets acquired exceeded the fair value of consideration transferred. The acquisition resulted in a gain due to the value of the assets and liabilities acquired being greater than the cash consideration paid to the sellers at the time of the acquisition. Oceanic Holding, Inc.’s results of operations prior to the acquisition are not included in the Company’s consolidated statement of earnings.

Schedule of Net Assets Acquired (at fair value)

At
September 21,
2012
(In thousands)
Assets
Cash and due from banks, net of purchase consideration	(18,374)
Time deposits	17,096
MBS and CMO securities	5,083
Commercial paper investments	8,304
Loans	103,194
Other assets	2,516
Core deposit intangible	110
Total Assets	117,929

Liabilities
Deposits	107,669
Federal Home Loan Bank advances	6,097
Accrued expenses and other liabilities	497
Total Liabilities	114,263

Net assets acquired	3,666

Oceanic Holdings, Inc. tangible stockholder’s equity	32,985
Less cash consideration paid to seller	(27,672)
Adjusted Oceanic Holding, Inc. Stockholder’s Equity	5,313
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Investment securities	(210)
Loans	(2,388)
Deferred tax asset	972
Core deposit intangible	110
Deposits	(49)
Federal Home Loan Bank advances	(82)
Bargain purchase gain	3,666

The pro forma consolidated condensed statement of earnings for FNB Bancorp and Oceanic Holding, Inc. for the nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of fiscal year 2011, nor does it indicate the results of operations in future periods.

The pro forma adjustments related to loans, deposits, Federal Home Loan Bank advances are being accreted or amortized into income using methods that approximate a level yield over their respective expected lives. Adjustments related to identifiable intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The pro forma consolidated condensed statements of earnings do not reflect any adjustments to Oceanic’s historical provision for credit losses and goodwill impairment charges.

	9/30/2012		9/30/2011
	As Reported	As Adjusted	As Reported	As Adjusted
Net interest income after provision for loan losses	$20,915	$25,528	$20,847	$25,800
Noninterest Income	$4,439	$8,353	$3,769	$7,657
Noninterest expense	$20,182	$22,734	$20,303	$23,000
Earnings before provision for income tax expense	$5,172	$11,147	$4,313	$10,457
Provision for income tax expense	1,381	2,330	1,141	2,103
Net earnings	$3,791	$8,817	$3,172	$8,354

Pro Forma adjustments are composed of an estimated bargain purchase gain of $3,666,000 that resulted based on the consideration paid less the fair value of the assets and liabilities acquired, the accretion of purchase discounts assigned to the purchased loan portfolio and the amortization of core deposit intangibles and deposit premiums.

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

In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income” – (Topic 220). “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

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

Earnings Analysis

Net earnings for the quarter ended September 30, 2012 were $4,941,000, compared to net earnings of $1,189,000 for the quarter ended September 30, 2011, an increase of $3,752,000, or 3.16%. Cash dividend payments on the preferred shares outstanding were made as scheduled during the nine months ended September 30, 2012 and 2011, respectively. Net earnings for the nine months ended September 30, 2012 were $7,457,000 compared to net earnings of $3,172,000 for the nine months ended September 30, 2011, an improvement of $4,285,000. Net earnings before income tax expense for the quarter ended September 30, 2012 were $5,431,000, compared to net earnings before income tax expense of $1,533,000 for the quarter ended September 30, 2011, an increase of $3,898,000. Net earnings available to common stockholders for the quarter ended September 30, 2012, were $4,783,000, compared to net earnings available to common stockholders of $817,000 for the quarter ended September 30, 2011. Earnings before income tax expense were $8,838,000 for the nine months ended September 30, 2012 compared to net earnings before income tax expense of $4,313,000 for the nine months ended September 30, 2011, an improvement of $4,525,000. Net earnings available to common stockholders were $6,956,000 for the nine months ended September 30, 2012, compared to net earnings available to common stockholders of $2,372,000 for the nine months ended September 30, 2011. During the third quarter of 2012, a bargain purchase gain of $3,666,000 was recorded in relation to the completion of the purchase of Oceanic Holding, Inc. by FNB Bancorp on September 21, 2012.

Net interest income for the quarter ended September 30, 2012 was $7,692,000, compared to $7,399,000 for the quarter ended September 30, 2011, an increase of $293,000, or 4%. The increase in our net interest income was possible due to the decrease in interest on interest bearing liabilities being larger than the decrease in interest earned on interest earning assets. Net interest income for the nine months ended September 30, 2012 was $22,115,000 compared to $22,147,000 for the nine months ended September 30, 2011, a decrease of $32,000, or 0.1%.

Basic earnings per share were $1.36 for the quarter ended September 30, 2012, compared to $0.23 for the same period last year. Diluted earnings per share were $1.33 for the quarter ended September 30, 2012, compared to compared to $0.23 for the same period last year. Basic earnings per share were $1.98 for the nine months ended September 30, 2012, compared to $0.68 for the same period last year. Diluted earnings per share were $1.95 for the nine months ended September 30, 2012, compared to $0.67 for the same period last year.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2012 compared to the three-and nine-month periods ended September 30, 2011.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,
	2012			2011
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$463,752	$7,208	6.17%	$470,303	$7,314	6.17%
Taxable securities (3)	143,704	644	1.78%	99,714	513	2.04%
Nontaxable securities (3)	72,552	670	3.66%	49,724	555	4.43%
Fed funds sold	108	—	—	94	—	—
Total interest earning assets	680,116	8,522	4.97%	619,835	8,382	5.37%

NONINTEREST EARNING ASSETS:
Cash and due	64,912			64,708
Premises	12,862			13,582
Other assets	29,374			25,958
Total noninterest earning assets	107,148			104,248
TOTAL ASSETS	$787,264			$724,083

Demand, int bearing	$68,637	21	0.12%	$61,107	31	0.20%
Money market	282,434	412	0.58%	273,284	552	0.80%
Savings	55,434	28	0.20%	48,143	28	0.23%
Time deposits	112,782	198	0.70%	106,968	231	0.86%
FHLB advances	409	4	3.88%	—	—	—
Total interest bearing liabilities	519,696	663	0.51%	489,502	842	0.68%

NONINTEREST BEARING LIABILITIES:
Demand deposits	165,886			141,237
Other liabilities	11,547			8,770
Total noninterest bearing liabilities	177,433			150,007

TOTAL LIABILITIES	697,129			639,509
Stockholders’ equity	90,135			84,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,264			$724,083

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$7,859	4.58%		$7,540	4.83%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned include loan fees of $276,000 and $221,000 for the quarters ended September 30, 2012 and 2011, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $167,000 and $141,000 for the quarters ended September 30, 2012 and 2011, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,
	2012			2011
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$458,709	$20,721	6.04%	$474,265	$22,159	6.25%
Taxable securities (3)	133,423	1,874	1.88%	91,782	1,379	2.01%
Nontaxable securities (3)	72,064	2,024	3.76%	46,772	1,586	4.53%
Fed funds sold	36	—	—	41	—	—
Total interest earning assets	664,232	24,619	4.96%	612,860	25,124	5.48%

NONINTEREST EARNING ASSETS:
Cash and due	52,004			61,016
Premises	12,979			13,558
Other assets	28,577			28,634
Total noninterest earning assets	93,560			103,208
TOTAL ASSETS	$757,792			$716,068

Demand, int bearing	$64,700	71	0.15%	$61,334	101	0.22%
Money market	276,499	1,240	0.60%	265,057	1,633	0.82%
Savings	52,079	78	0.20%	46,716	85	0.24%
Time deposits	109,156	607	0.74%	112,878	764	0.90%
FHLB advances	137	4	—	—	—	—
Tot interest bearing liabilities	502,571	2,000	0.53%	485,985	2,583	0.71%

NONINTEREST BEARING LIABILITIES:
Demand deposits	155,624			139,241
Other liabilities	10,763			7,970
Total noninterest bearing liabilities	166,387			147,211

TOTAL LIABILITIES	668,958			633,196
Stockholders’ equity	88,834			82,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,792			$716,068

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$22,619	4.55%		$22,541	4.92%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $843,000 and $740,000 for the nine months ended September 30, 2012 and 2011, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $504,000 and $394,000 for the nine months ended September 30, 2012 and 2011, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2012 and 2011. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2012, average loans outstanding represented 68.2% of average earning assets. For the quarter ended September 30, 2011, they represented 75.9% of average earning assets. For the nine months ended September 30, 2012 and 2011, average loans outstanding represented 69.1% and 77.4%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 decreased from 5.37% to 4.97%, or 40 basis points. Average loans decreased by $6,551,000, quarter over quarter, while their yield remained unchanged at 6.17%. Interest income on total interest earning assets increased $140,000 or 1.7% on a fully-taxable equivalent basis.

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the cost on total interest bearing liabilities decreased from 0.68% to 0.51%, a decrease of 17 basis points. Interest on advances from the Federal Home Loan Bank for the quarter ended September 30, 2012 was 3.88%. Time deposit interest cost decreased from 0.86% to 0.70%. The time deposit average balance outstanding increased by $5,814,000, or 5.44%, while their expense decreased $33,000. Money market deposits average volume increased $9,150,000 or 3.34%, while their cost decreased from 0.80% to 0.58%.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, interest income on interest earning assets decreased $505,000 or 2.01% on a fully-taxable equivalent basis, while average earning assets increased $51,372,000, or 8.38%. Average loans decreased by $15,556,000 or 3.28%. Interest on loans decreased $1,438,000 or 6.49%, while yield decreased 21 basis points, or 3.36%. The cost on total interest bearing liabilities decreased from 0.71% to 0.53%. Time deposit averages decreased $3,722,000 or 3.30%. Their yield decreased 16 basis points, or 17.78%. Money market deposit average balances increased $11,442,000, or 4.32%, but their cost decreased $393,000, or 24.07%. For the nine months ended September 30, 2012, Federal Home Loan Bank advances averaged $137,000, and their interest cost was $4,000. There were no Federal Home Loan Bank advances during the nine months ended September 30, 2011.

For the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended September 30,
(Dollar amounts in thousands)	2012 Compared to 2011
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(106)	$(4)	$(102)
Taxable securities	131	(66)	197
Nontaxable securities (1)	115	(96)	211
Total	$140	$(166)	$306

INTEREST BEARING LIABILITIES
Demand deposits	$10	$14	$(4)
Money market	140	153	(13)
Savings deposits	0	4	(4)
Time deposits	33	45	(12)
FHLB advances	(4)	(4)	—
Total	$179	$212	$(33)
NET INTEREST INCOME	$319	$46	$273

(1)	Includes tax equivalent adjustment of $167,000 and $141,000 in the three months ended September 30, 2012 and September 30, 2011, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Nine Months Ended September 30,
(Dollar amounts in thousands)	2012 Compared to 2011
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(1,438)	$(711)	$(727)
Taxable securities	495	(131)	626
Nontaxable securities (1)	438	(272)	710
Total	$(505)	$(1,114)	$609

INTEREST BEARING LIABILITIES
Demand deposits	$30	$35	$(5)
Money market	393	464	(71)
Savings deposits	7	15	(8)
Time deposits	157	132	25
FHLB advances	(4)	(4)	—
Total	$583	$642	$(59)
NET INTEREST INCOME	$78	$(472)	$550

(1)	Includes tax equivalent adjustment of $504,000 and $394,000 in the nine months ended September 30, 2012 and September 30, 2011, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2012	2011	Amount	Percent
Service charges	$722	$817	$(95)	-11.6%
Credit card fees	114	197	(83)	-42.1%
Gain on available-for-sale of securities	89	168	(79)	-47.0%
Bank-owned life insurance policy earnings	97	83	14	16.9%
Bargain purchase gain	3,666	—	3,666	n/a
Other income	82	102	(20)	-19.6%
Total noninterest income	$4,770	$1,367	$3,403	248.9%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2012	2011	Amount	Percent
Service charges	$2,218	$2,325	$(107)	-4.6%
Credit card fees	422	525	(103)	-19.6%
Gain on sale of available-for-sale securities	898	318	580	182.4%
Bank-owned life insurance policy earnings	675	248	427	172.2%
Bargain purchase gain	3,666	—	3,666	n/a
Other income	226	353	(127)	-36.0%
Total noninterest income	$8,105	$3,769	$4,336	115.0%

Noninterest income consists mainly of service charges on deposits, credit card fees and several other types of miscellaneous income. The major change in noninterest income was the bargain purchase gain of $3,666,000 resulting from the purchase of Oceanic Bank which was completed during September, 2012. The increase in gain on sale of available-for-sale securities for the quarter and nine months was primarily the result of re-positioning the Bank’s investment portfolio in anticipation of the acquisition of Oceanic Bank. The other significant item was the increase in bank-owned life insurance policy earnings. During the first quarter of 2012, the bank recorded a one-time gain on life insurance due to the passing of Mr. Mike Wyman, the former Chairman of the Board and CEO of the Company. During the third quarter of 2012, credit card fee income was reduced due to the sale of the Bank’s merchant bankcard portfolio to Elavon during the third quarter of 2012.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2012	2011	Amount	Percent
Salaries and employee benefits	$3,732	$3,413	$319	9.3%
Occupancy expense	606	593	13	2.2%
Equipment expense	423	433	(10)	-2.3%
Professional fees	325	449	(124)	-27.6%
FDIC assessment	160	240	(80)	-33.3%
Acquisition related expense	250	—	250	n/a
Telephone, postage & supplies	295	253	42	16.6%
Operating losses	14	310	(296)	-95.5%
Bankcard expenses	114	181	(67)	-37.0%
Other real estate owned expense	5	55	(50)	-90.9%
Data processing expense	110	150	(40)	-26.7%
Low income housing expenses	69	69	—	n/a
Loss on impairment of other real estate owned	—	69	(69)	-100.0%
Other expense	528	568	(40)	-7.0%
Total noninterest expense	$6,631	$6,783	$(152)	-2.2%

	NONINTEREST EXPENSE
	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2012	2011	Amount	Percent
Salaries and employee benefits	$11,151	$10,322	$829	8.0%
Occupancy expense	1,804	1,734	70	4.0%
Equipment expense	1,301	1,258	43	3.4%
Professional fees	1,296	1,206	90	7.5%
FDIC assessment	496	915	(419)	-45.8%
Acquisition related expense	425	—	425	n/a
Telephone, postage & supplies	844	864	(20)	-2.3%
Operating losses	66	547	(481)	-87.9%
Bankcard expenses	427	482	(55)	-11.4%
Other real estate owned expense	56	316	(260)	-82.3%
Data processing expense	386	436	(50)	-11.5%
Low income housing expenses	208	208	—	n/a
Gain on sale of other real estate owned	(4)	(66)	62	-93.9%
Loss on impairment of other real estate owned	—	299	(299)	-100.0%
Other expense	1,726	1,782	(56)	-3.1%
Total noninterest expense	$20,182	$20,303	$(121)	-0.6%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2012 compared to three months ended September 30, 2011, it represented 56.3% and 50.3% of total noninterest expenses. For the nine months ended September 30, 2012 and 2011, it was 55.3% and 50.8%, respectively, of total noninterest expenses. During the third quarter of 2012, an additional regional loan officer was added to assist our efforts in our San Francisco area branch offices. Also, the addition of salaries for the acquisition of Oceanic Bank were incurred by the Bank on September 21, 2012. The FDIC assessment rate was reduced in 2012 compared to 2011, by $80,000 and $419,000 for the quarter and nine months ended September 30, 2012 compared to the same periods of 2011. During the first quarter of 2011, the Bank experienced an operational loss of approximately $200,000 related to an unauthorized foreign wire transfer. The operational loss was increased by another $300,000 during the third quarter of 2011 when our insurance company denied coverage of our insurance reimbursement claim that had been filed. The Company disagrees with our insurance carrier’s decision to not cover the claim and has filed suit against the insurance carrier asking the courts to force the insurance company to pay our claim. Any recoveries that may be recovered as a result of our legal remedy efforts would be recorded as other income if and when any recovery actually occurs. Declines in our other real estate owned expenses in both the quarter and year-to-date period ending September 30, 2012 compared to the same periods in 2011 are directly related to the reduced number of properties managed by the Bank.

Provision for Loan Losses.

There was a provision of $400,000 and $450,000 for the three months ended September 30, 2012 and 2011, respectively. There was a provision for loan losses of $1,200,000 and $1,300,000 for the nine months ended September 30, 2012 and 2011, respectively. The allowance for loan losses was $8,582,000 or 1.54% of total gross loans at September 30, 2012, compared to $9,897,000 or 2.18% of total gross loans at December 31, 2011. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended September 30, 2012 was 9.0% which compares to a 22.4% effective tax rate for the quarter ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 and September 30, 2011, respectively was an effective tax rate of 15.6% and 26.5%, respectively. Tax preference items which affect our effective tax rate include changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. During the first quarter of 2012, the Company recognized a tax free gain on proceeds of life insurance of approximately $370,000 due to the passing of the Company’s former Chairman and CEO, Mike Wyman. During the third quarter of 2012, the effective tax rate declined due primarily to the recording of a significant bargain purchase gain related to the acquisition of Oceanic Holding, Inc. and its wholly-owned subsidiary, Oceanic Bank.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2012 are adequate to meet its operating needs in 2012 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $897,724,000 at September 30, 2012 from $715,641,000 at December 31, 2011, an increase of $182,083,000. The principal sources of this increase were $103,828,000 in net loans, $41,141,000 in securities available-for-sale, and $32,329,000 in cash and due from banks.

Loans. Gross loans before deferred loan fees and cost at September 30, 2012 were $556,390,000, an increase of $102,648,000 or 22.62% from December 31, 2011. Loans acquired from Oceanic Holding, Inc. were $103,194,000. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	September 30		December 31
(Dollar amounts in thousands)	2012	Percent	2011	Percent
Commercial real estate	$298,471	55%	$257,413	57%
Real estate construction	17,907	3%	28,229	6%
Real estate multi family	61,552	11%	36,369	8%
Real estate 1 to 4 family	117,198	21%	86,322	19%
Commercial & industrial	59,312	11%	43,074	10%
Consumer loans	1,950	0%	2,335	1%
Gross loans	556,390	102%	453,742	102%
Net deferred loan fees	(259)	0%	(124)	0%
Allowance for loan losses	(8,582)	-2%	(9,897)	-2%
Total	$547,549	100%	$443,721	100%

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

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Nine months ended September 30,
(Dollar amounts in thousands)	2012	2011
Balance, beginning of period	$9,897	$9,524
Provision for loan losses	1,200	1,300
Recoveries	170	46
Amounts charged off	(2,685)	(1,224)
Balance, end of period	$8,582	$9,646

During the nine months ended September 30, 2012, there was a provision for loan losses of $1,200,000 compared to $1,300,000 for the same period in 2011. The decrease in the provision was considered necessary given the existing risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, yet overall financial risk in the loan portfolio has declined.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2012. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary. All loans purchased in the acquisition of Oceanic Holding, Inc. were valued at fair value, with no allowance for loan losses allocated to the loans purchased. The allowance for loan losses applies only to the originated loans of the Company.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2012, there was $25,555,000 in nonperforming assets, compared to $21,845,000 at December 31, 2011. Nonaccrual loans were $23,632,000 at September 30, 2012, compared to $19,098,000 at December 31, 2011. There were no loans past due 90 days and still accruing at either date. The increase in nonperforming assets during 2012 was primarily due to the purchased nonperforming assets included in the Oceanic Bank acquisition.

There was $1,923,000 in Other Real Estate Owned at September 30, 2012 which consisted of two separate properties. During the first nine months of 2012, the Bank sold one property, and no property was obtained through foreclosure. There was $2,747,000 in Other Real Estate Owned at December 31, 2011. During the first nine months of 2011, the Bank sold three properties and obtained one new commercial property through foreclosure. Management intends to aggressively market these properties. While management believes these properties will sell in the short term, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Deposits are gathered primarily from our customers in San Francisco and San Mateo counties and on the island of Guam. The growth in deposits during the third quarter of 2012 was primarily due to the acquisition of Oceanic Bank in the third quarter of 2012, which is further explained in Note H. Growth in deposits, excluding the acquired Oceanic Bank deposits totaled $62,517,000 for the nine months ended September 30, 2012.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2012:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$14,567	$51,625	$66,192
Over three through six months	11,373	19,638	31,011
Over six through twelve months	16,308	40,604	56,912
Over twelve months	9,117	23,043	32,160
Total	$51,365	$134,910	$186,275

Regulatory Capital. The following table shows the regulatory capital ratios and leverage ratios at September 30, 2012 and December 31, 2011 for the Bank. The ratios for the Bank and the Company are essentially equivalent.

TABLE 10

Regulatory Capital Ratios	September 30, 2012	December 31, 2011		Minimum “Well Capitalized” Requirements
Total Regulatory Capital Ratio	14.11%	16.44%	≥	10.00%
Tier 1 Capital	12.86%	15.18%	≥	6.00%
Leverage Ratios	10.97%	11.15%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2012, liquid assets were $299,608,000, or 33.3% of total assets. As of December 31, 2011, liquid assets were $226,138,000, or 31.6% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $45,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2012, net loans were at 69.1% of deposits. On December 31, 2011, net loans were at 71.4% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2012 and December 31, 2011, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $108,430,000 and $92,690,000 at September 30, 2012 and December 31, 2011, respectively. As a percentage of net loans, these off-balance sheet items represent 19.8% and 20.9% respectively.

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

Item 4T. Controls and Procedures.

(a)          Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2012. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)          Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2012, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The purpose of this legislation was to bring about regulatory changes and oversight that would help stop past abuses from recurring in the future. This legislation gives new powers to the FDIC and the Federal Reserve Bank that they may use in the execution of their duties as regulators and overseers of the banking industry. It also created a new federal consumer protection agency named the Consumer Financial Protection Bureau (“CFPB”). All existing consumer laws and regulations will be transferred to the CFPB. This Act is expected to enable regulators to issue numerous new banking regulations and requirements that have not yet been fully developed or promulgated. The ultimate effect the Act has on the Company’s operations will ultimately be determined by the significance of the new banking regulations that are issued as a result of the Act. Management’s ability to effectively integrate Oceanic Holding, Inc. could have a negative impact on earnings and the financial position of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)          ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended September 30, 2012. There were 10,457 shares remaining that may be purchased under this Plan as of September 30, 2012.

Item 4. Mining Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:
November 14, 2012	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

