Form 10-K
period 2012-12-31
FNB BANCORP/CA/
filed 2013-04-01
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP
(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	Common Stock, no par value

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,328,884

Page 1 of 120 pages

Number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 2013
No par value Common Stock – 3,722,122 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders.

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

The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates twelve full service banking offices in the cities of Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, plus its Post Street, Sutter Street, Battery Street, Chestnut Street and Portola offices in San Francisco. The Bank also has a loan production office in Sunnyvale. It also has a branch on the island of Guam. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

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

The Bank’s market areas consist primarily of the counties of San Francisco and San Mateo. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita income in the counties of San Francisco and San Mateo for the year 2011 were $74,349 and $69,577, respectively, which represented an increase of 1.2% and a decrease of 0.9%, respectively, over 2008 levels. Management believes per capita income levels will grow at single digit growth rates during the year ending December 31, 2013, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department reports unemployment levels of 6.5% in San Francisco County, 6.0% in San Mateo County, and 9.7% for the State of California, in December 2012. For December 2011, San Francisco County showed 7.6%, San Mateo County showed 7.2%, and the State of California 10.9%.

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

The Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the Internet. First National Bank also makes available commercial loans and standby letters of credit and construction, accounts receivable, inventory, automobile, home improvement, residential real estate, and commercial real estate loans, home equity lines, Small Business Administration loans, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashier’s checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2012, First National Bank had a total of 23,099 deposit accounts. First National Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2012, First National Bank had $15,651,000 in such deposits. There is no concentration of deposits or any customer with 5% or more of First National Bank’s deposits.

At December 31, 2012, the Company had total assets of $875,340,000, net loans of $541,563,000, deposits of $768,352,000 and stockholders’ equity of $95,358,000. The Company competes with approximately 34 other banking or savings institutions in its San Francisco and San Mateo County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.53%, and 0.04% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2012). See “Competitive Data” below.

Employees

At December 31, 2012, the Company employed 214 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

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

Under the risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common stockholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Net unrealized losses on available-for-sale equity securities are deducted from Tier 1 capital in the calculation of the Bank’s regulatory capital position.

The Bank and the Company are required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital (“Leverage Ratio.”) The Leverage ratio minimums have been established at 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

At December 31, 2012, the Company and the Bank were in compliance with the risk-based capital and leverage ratios described above. See “Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” below. Also see Note 19 to the Financial Statements incorporated by reference in Item 8 below.

Regulatory Agreements

On May 10, 2010, in connection with a regularly scheduled examination of the Bank by the OCC, the Bank entered into an informal Memorandum of Agreement (“Bank MOU”) with the OCC, covering actions to be taken by the Board of Directors and management to (i) reduce a high level of problem and non-performing assets, (ii) to enhance procedures for managing the risks associated with a concentration of credit in commercial real estate loans, and (iii) to maintain an adequate allowance for loan and lease losses. The Bank MOU also restricted the ability of the Bank to declare dividends and required the formation of a Compliance Committee to monitor compliance with the MOU and submit quarterly progress reports to the OCC. Also, by letter dated June 9, 2010, the OCC notified the Board of Directors of its determination that the Bank must maintain, on an ongoing basis, a minimum ratio of Tier 1 capital to adjusted total assets of 9% and a minimum ratio of total risk-based capital to risk-weighted assets of 12%. The Bank MOU and the capital letter were terminated by the OCC in 2011.

On June 23, 2010, the Company entered into a Memorandum of Understanding (“Company MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”), agreeing that, without prior approval of the Reserve Bank, the Company would not (a) receive dividends or any other reduction of capital from the Bank; (b) pay any dividends (including TARP dividends) or make any other capital distributions; (c) incur, renew, increase or guarantee any debt; (d) issue any trust preferred securities; (e) purchase, redeem or otherwise acquire any of its stock; (f) appoint any new director or senior executive officer; or (g) make or agree to make any indemnification or severance payments in the nature of a “golden parachute.” The Company MOU was terminated by the Federal Reserve Bank in 2011.

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

The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized”. FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized” and an “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

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

Effective January 1, 2005, bank holding companies such as the Company became subject to evaluation and examination under a revised bank holding company rating system. This so-called BOPEC (Bank, Other subsidiaries, Parent, Earnings, Capital) rating system, implemented in 1979, has been focused primarily on financial condition, consolidated capital and consolidated earnings. The new rating system reflects a change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of non-depository subsidiaries upon depository institution subsidiaries.

The federal financial institution agencies have established bases for analysis and standards for assessing financial institution’s capital adequacy in conjunction with the risk-based capital guidelines, including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency will require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

Basel III Capital. On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The proposed rules were subject to a comment period through October 22, 2012 and a projected effective date of January 1, 2013. After receipt of extensive comments and lobbying efforts on behalf of financial institutions, particularly smaller community banks, the federal bank regulatory agencies jointly issued a release on November 9, 2012 to delay the effective date of Basel III. No further effective date has been announced pending further review by the federal bank regulatory agencies. Therefore, it is uncertain when the proposed rules may become effective and whether the proposed rules will be implemented in the form proposed or modified in response to comments or subject to other changes that may have a material impact upon the rules as originally proposed and their application to the Company and the Bank.

As originally proposed, the rules included new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%. Certain additional changes to the calculation of risk-weighted assets and Tier 1 capital components will affect the capital ratio requirements.

The proposed rules would also establish a “capital conservation buffer,” which would require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer would increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital ratio level fell below the buffer amount.

The federal bank regulatory agencies have also proposed changes to the prompt corrective action framework (described above under “FDICIA”) which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. As proposed, these changes would take effect January 1, 2015 and would require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

FDIC Insurance

The Federal Deposit Insurance Corporation (“FDIC”) is an independent federal agency that insures deposits of federally insured banks (such as the Bank) and savings institutions up to prescribed limits through the Deposit Insurance Fund (“DIF”). All depository accounts of the Bank are covered by FDIC insurance up to established maximum limits. The Emergency Economic Stabilization Act of 2008 temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. In 2010, the Dodd-Frank Act permanently raised the maximum deposit insurance amount per depositor to $250,000.

The amount of FDIC assessments paid by each DIF member institution for insurance coverage is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. In 2011, as required by the Dodd-Frank Act, the FDIC revised the assessment rates and the deposit insurance assessment base used to calculate premiums paid to DIF. The FDIC also increased the minimum designated reserve ratio (“DRR”) to 2.0 percent. For the year ended December 31, 2012, the assessment rate for First National Bank averaged $0.023736 per $100 in assessable deposits, compared to $0.044196 per $100 in assessable deposits for the year ended December 31, 2011.

If economic conditions continue to negatively impact financial institutions and there are additional bank and other financial institutions failures, or if the FDIC otherwise determines, the Bank may be required to pay higher FDIC premiums in the future (including the possibility of special assessments and the requirement to prepay estimated quarterly risk-based assessments), which could have a material and adverse effect on the earnings of the Company.

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

The California General Corporation Law provides that neither a corporation nor any of its subsidiaries shall make a distribution to the corporation’s shareholders unless the board of directors has determined in good faith either of the following: (1) the amount of retained earnings of the corporation immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or (2) immediately after the distribution, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount. The good faith determination of the board of directors may be based upon (1) financial statements prepared on the basis of reasonable accounting practices and principles, (2) a fair valuation, or (3) any other method reasonable under the circumstances; provided, that a distribution may not be made if the corporation or subsidiary making the distribution is, or is likely to be, unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. The term “preferential dividends arrears amount” means the amount, if any, of cumulative dividends in arrears on all shares having a preference with respect to payment of dividends over the class or series to which the applicable distribution is being made, provided that if the articles of incorporation provide that a distribution can be made without regard to preferential dividends arrears amount, then the preferential dividends arrears amount shall be zero. The term “preferential rights amount” means the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights, including accrued but unpaid dividends, of other shareholders upon dissolution that are superior to the rights of the shareholders receiving the distribution, provided that if the articles of incorporation provide that a distribution can be made without regard to any preferential rights, then the preferential rights amount shall be zero

The Board of Governors of the Federal Reserve System generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

First National Bank of Northern California. As the Bank’s sole shareholder, the Company is entitled to receive dividends when and as declared by the Bank’s Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the National Bank Act.

The payment of cash dividends by the Bank may be subject to the approval of the Office of the Comptroller of the Currency, as well as restrictions established by federal banking law and the FDIC. Approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by the Bank’s Board of Directors in any calendar year will exceed the Bank’s net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock.

Additionally, the FDIC and/or the Office of the Comptroller of the Currency, might, under some circumstances, place restrictions on the ability of a bank to pay dividends.

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

For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with other insured financial institutions, retaining the portion of such loans which is within its lending limits. As of December 31, 2012, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $14,095,000 on an unsecured basis and $23,492,000 on a fully secured basis, based on regulatory Tier I capital of $93,966,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, the City and County of San Francisco and the Island of Guam. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2012, there were 29 commercial and savings banking institutions in San Mateo County with a total of $22,954,439,000 in deposits at June 30, 2012. The Bank had a total of 9 offices in the county with total deposits of $580,343,000 at the same date, or 2.53% of the San Mateo County totals. There were 53 banking and savings institutions in the County of San Francisco with a total of $199,058,942,000 in deposits at June 30, 2012. The Bank had a total of 3 offices in the county with total deposits of $72,010,000, or 0.04% of the County of San Francisco totals. Offices of First National Bank in San Mateo County and the City and County of San Francisco have averaged deposit growth of 17.65% over the last two years. Some of this growth was related to the Company’s acquisition of Oceanic Bank, which occurred in September, 2012.

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

Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank’s investment portfolio comprise the major portion of a bank’s earnings. The Bank competes with savings and loan associations, credit unions, other financial institutions and other entities for funds.

The Bank also competes for loans with savings and loan associations, credit unions, consumer finance companies, banking and other financial institutions, mortgage companies and other lending institutions.

The interest rate differentials of a bank, and therefore its earnings, are affected not only by general economic conditions, but also by statutes, as implemented by federal agencies. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Banks. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

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

On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended at various times. On May 26, 2011, Congress approved a four–year extension of three expiring provisions, which are now set to expire June 1, 2015.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

•	Created expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

•	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

•	Created mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and it made issuer interference with an audit a crime.

•	Required enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

•	Enhanced criminal penalties for a broad array of white collar crimes and increased the statute of limitations time period for filing securities fraud lawsuits.

•
Required disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

•	Required disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”

•	Created a prohibition on insider trading during pension plan black-out periods.

•	Mandated disclosure of off-balance sheet transactions.

•	Created a prohibition on personal loans to directors and officers.

•	Specified conditions related to the use of non-GAAP (generally accepted accounting principles) financial measures.

•
Created standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.

•
Created expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.

•
Created accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as “accelerated filers,” with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.

•
Required disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

•
Created rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

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

On September 15, 2011, the Company entered into and consummated a letter agreement (the “Repurchase Document”) with the United States Department of the Treasury (the “Treasury Department”), pursuant to which the Company redeemed all 12,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $12,050,000 (including all accrued but unpaid dividends to the date of redemption) and all 600 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the Series B Preferred Stock”), for a redemption price of $604,500 (including all accrued but unpaid dividends to the date of redemption). (See “Small Business Jobs Act of 2010,” below.)

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury was required to promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company no longer participates in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Company. (See “Small Business Jobs Act of 2010” below.)

Small Business Jobs Act of 2010.

On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are down-streamed to the bank subsidiary) with assets less that $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery.

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

On September 15, 2011, as part of the Small Business Lending Fund (“SBLF”) program established under the Small Business Jobs Act of 2010, the Company entered into and consummated a SBLF Securities Purchase Agreement (the ”Purchase Agreement”) with the Secretary of the Treasury (“Treasury”), pursuant to which the Company (i) issued and sold to Treasury a total of 12,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12,600,000. The Series C Preferred Stock qualifies as Tier 1 capital.

All of the proceeds $12,600,000 from the Company’s sale of its Series C Preferred Stock were immediately applied to the Company’s repurchase of outstanding shares of preferred stock which were issued to the United States Department of the Treasury on February 27, 2009, pursuant to the TARP Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Company’s wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at five percent (5%). For the second through tenth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines such that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the eleventh through eighteenth calendar quarters through the date which is four and one-half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one-half years from issuance, the dividend rate will increase to 9%. In addition, beginning on April 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company may be required to pay to Treasury, on each share of Series C Preferred Stock, but only out of assets legally available therefore, a lending incentive fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect the Company and the Bank.

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

Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio (“DRR”) of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

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

Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

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

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Frank-Dodd Act and the Guidance may impact the Company’s compensation policies and arrangements.

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

Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies in 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through April 30, 2010. For eligible debt issued by that date, the FDIC would provide guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012.

The Bank did not participate in the DGP Program but elected to participate in the TAGP. The TAGP offered full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA.

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and credit crisis. The Plan included a Capital Assistance Program (the “CAP”) that was intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP was consistent with the criteria for QFI’s under the CPP. The CAP ended in November 2009 and the Company did not participate.

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S. Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF was one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF was intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) would lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, SBA-guaranteed small business loans, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases. The Bank did not participate in this program.

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

Governmental Fiscal and Monetary Policies. The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors of the Federal Reserve System in relation to the supply of money and credit in the United States, and the target federal funds rate.

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

Despite the increase in deposit insurance, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank's deposit portfolio and thereby directly impact the Bank's funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

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

Growth strategy. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may not be able to sustain this growth strategy without establishing new branches or new products. We may attempt to expand in our current market by opening or acquiring branch offices or other financial institutions or branch offices or through a purchase, in whole or in part, of other financial institutions. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy either through expansion of our existing branch system or through mergers and acquisitions, and there may be significant increases in our noninterest expenses, without any corresponding balance sheet growth. Mergers and acquisitions may not add to the growth of the Bank’s loans, deposits or the Bank’s profitability due to integration problems, collateral differences, changes in business conditions, or other unforeseen circumstances.

Commercial loans. As of December 31, 2012, approximately 10% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Our current economic recession has made it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. If the Bank is required to repossess equipment or pursue collection efforts under personal guarantees, there could be a substantial decrease in value of collateral, if any, increased legal costs, and an increased risk of loss on the amount outstanding.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2012, real estate (including construction loans) served as the principal source of collateral with respect to approximately 90% of the Company’s loan portfolio. The current substantial decline in the economy in general, coupled with a continued decline in real estate values in the Company’s primary operating market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. Real estate values have declined, due in part to reduced construction lending, tighter underwriting requirements, and reduced borrower ability to make payments. Real estate loans may pose collection problems, resulting in increased collection expenses, and delays in the ultimate collection of these loans.

In addition, acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Allowance for Loan and Lease Losses. The Company maintains an allowance for loan losses to provide for expected loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and the allowance for loan and lease losses. Although we believe that the Company’s allowance for loan and lease losses is adequate to cover expected future losses, we cannot assure you that we will not further increase the allowance for loan and lease losses or that the regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2012 and 2011, our OREO totaled $6,650,000 and $2,747,000, respectively.

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

The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 3,698,612 were outstanding at December 31, 2012. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2012, the Company had outstanding options to purchase a total of 420,827 shares of common stock. As of December 31, 2012, 255,417 shares of common stock remained available for grants under the 2008 Stock Option Plan. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited. The ability to raise funds in the future through a stock offering could be difficult.

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

Business Confidence Uncertainty. Terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis could adversely impact the Company and the extent of such impact is uncertain. Even more so, the problems in the mortgage and credit markets, the government conservatorship of Fannie Mae and Freddie Mac, as well as large write-offs at some major financial institutions have had a ripple effect on the entire financial services industry. Such events have had an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

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

At December 31, 2012, we held $4.2 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have limited value.

At December 31, 2012, we maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $205,115,000, of which the entire amount was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB of San Francisco common stock and certain other qualifying collateral, such as commercial and mortgage loans. We are highly dependent on the FHLB of San Francisco to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real property. Since its incorporation on February 28, 2001, the Company has conducted its operations at the administrative offices of the Bank, located at 975 El Camino Real, South San Francisco, California 94080.

The Bank owns the land and building at 975 El Camino Real, South San Francisco, California 94080. The premises consist of a three-story building of approximately 15,000 square feet and off-street parking for employees and customers of approximately 45 vehicles.

The Buri Buri Branch Office of the Bank is located on the ground floor and administrative offices, including the offices of senior management and credit administration, occupy the second and third floors.

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

The Bank leases premises at 6599 Portola Drive, San Francisco, CA 94127, for its Portola Office. The current lease expired June 30, 2012, and the premises are currently leased on a month-to-month basis. The location consists of approximately 1,325 square feet of street level space.

The Bank subleases premises at 2197 Chestnut Street, San Francisco, CA 94123, for its Chestnut Street Branch, which opened for business on April 4, 2011, and consists of 2,150 square feet at street level and approximately 2,000 square feet on the second floor. The sublease ends on July 15, 2024.

The Bank leases premises at 150 East Third Avenue, San Mateo, CA 94401, for its San Mateo Branch Office. The current lease term expires July 31, 2013. It has one remaining five-year option to extend the lease. The location consists of approximately 4,000 square feet of ground floor usable commercial space.

The Bank leases premises on a month-to-month basis at 130 Battery Street, San Francisco, CA, 94000, for its Battery Street Branch Office. The location consists of approximately 13,000 square feet, consisting of ground floor, mezzanine and lower level.

The Bank leased premises on a month-to-month basis at 447 Sutter Street, San Francisco, CA, 94108, for its Sutter Street Branch Office. The location consists of approximately 1,651 square feet of ground floor space.

The Bank leases premises at 115A, West Marine Drive, Dededo, Guam, 96929, for its Guam Branch Office. The location consists of approximately 4,363 square feet of ground floor space. The current lease expires on December 31, 2013.

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

As of December 31, 2012, the Bank’s investment in premises and equipment totaled $12,706,000. See Note 9 to the Consolidated Financial Statements.

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

The following table summarizes sales of the Common Stock of the Company during the periods indicated of which management has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 27, 2011 and on December 28, 2012. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
2011	High	Low	Declared (1)
First Quarter	$14.00	9.85	$0.05
Second Quarter	15.00	9.10	0.05
Third Quarter	13.45	9.01	0.06
Fourth Quarter	11.90	10.81	0.06

2012
First Quarter	$14.45	11.90	$0.06
Second Quarter	18.00	14.65	0.06
Third Quarter	17.40	16.15	0.07
Fourth Quarter	19.33	16.38	0.08

(1)	See Item 1, “Limitations on Dividends,” (following the “Additional Regulations”) in Item 1A sub section, for a description of the limitations applicable to the payment of dividends by the Company.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2007 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

FNB BANCORP

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
FNB Bancorp	100.00	54.55	40.68	55.84	72.34	118.28
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank Pink > $500M	100.00	72.56	62.04	65.54	64.43	71.06

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2012	2011	2010	2009	2008

STATEMENT OF EARNINGS DATA
Total interest income	$33,523	$32,897	$34,428	$35,817	$39,427
Total interest expense	2,727	3,327	5,383	9,011	11,507
Net interest income	30,796	29,570	29,045	26,806	27,920
Provision for loan losses	1,833	1,750	1,854	4,596	3,045
Net interest income after
provision for loan losses	28,963	27,820	27,191	22,210	24,875
Total noninterest income	9,224	5,079	4,574	5,387	5,045
Total noninterest expenses	27,739	27,074	26,873	27,585	25,346
Earnings before provision (benefit) for income taxes	10,448	5,825	4,892	12	4,574
Provision (benefit) for income taxes	1,645	1,568	1,227	(581)	611
Net earnings	8,803	4,257	3,665	593	3,963
Dividends and discount accretion
on preferred stock	658	800	853	632	—
Net earnings (loss) available to common shareholders	$8,145	$3,457	$2,812	$(39)	$3,963

PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$2.21	$0.94	$0.76	$(0.01)	$1.06
Diluted	$2.17	$0.93	$0.76	$(0.01)	$1.05
Cash dividends per share	$0.18	$0.15	$0.18	$0.25	$0.60
Weighted average shares outstanding:
Basic	3,690,000	3,684,000	3,683,000	3,683,000	3,741,000
Diluted	3,754,000	3,704,000	3,683,000	3,704,000	3,764,000
Shares outstanding at period end	3,699,000	3,681,000	3,683,000	3,684,000	3,683,000
Book value per common share	$22.37	$20.27	$18.62	$18.11	$18.50

BALANCE SHEET DATA
Investment securities	234,945	187,664	126,189	97,188	99,221
Net loans	541,563	443,721	474,828	494,349	497,984
Allowance for loan losses	9,124	9,897	9,524	9,829	7,075
Total assets	875,340	715,641	714,639	708,309	660,957
Total deposits	768,352	621,778	628,440	598,964	500,910
Stockholders' equity	95,358	87,196	80,924	78,865	68,149

SELECTED PERFORMANCE DATA
Return on average assets	1.03%	0.48%	0.39%	-0.01%	0.60%
Return on average equity	9.00%	4.14%	3.48%	-0.05%	5.87%
Net interest margin	4.54%	4.88%	4.80%	4.47%	4.75%
Average loans as a percentage of
average deposits	69.68%	75.11%	78.18%	91.32%	97.93%
Average total stockholders' equity as
a percentage of average total assets	11.40%	11.62%	11.07%	11.31%	10.25%
Common dividend payout ratio	8.19%	16.52%	22.97%	n/a	56.17%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs/ total loans	0.47%	0.30%	0.45%	0.37%	0.32%
Allowance for loan losses/Total Loans	1.66%	2.18%	1.97%	1.95%	1.40%
CAPITAL RATIOS
Total risk-based capital	14.65%	16.53%	14.93%	14.29%	11.86%
Tier 1 risk-based capital	13.40%	15.27%	13.67%	13.04%	10.67%
Tier 1 leverage capital	9.75%	11.21%	10.52%	10.77%	9.70%

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

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. As a public entity, the Company applied these requirements for fiscal years, and for interim periods within these years, beginning January 1, 2012. This also had a material impact on the Bank when adopted.

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

Oceanic Bank Acquisition

On September 21, 2012, FNB Bancorp completed its acquisition of all of the outstanding stock of Oceanic Bank Holding, Inc. and Oceanic Bank, a California banking corporation and the Company’s wholly owned subsidiary. Effective the same date, Oceanic Bank was merged into First National Bank of Northern California and Oceanic Bank Holding, Inc. was merged into FNB Bancorp.

The following table presents the Oceanic Bank acquisition presented at fair value as of the acquisition date, September 21, 2012:

September 21,
(Dollars in thousands)	2012
Assets acquired:

Cash and due from banks	$(1,278)
Investment securities, available for sale	13,387
Loans	103,194
Premises and equipment, net	12
Core deposit intangible	110
Other assets	2,504
Total assets acquired	$117,929

Liabilities and capital assumed:

Noninterest-bearing deposits	$11,755
Interest-bearing deposits	95,914
Borrowings	6,097
Other liabilities	497
Total liabilities and capital assumed	$114,263

The Company was able to record a bargain purchase gain related to this acquisition in the amount of $3,666,000. The bargain purchase gain is shown as a separate line item in the Company’s 2012 Consolidated Statement of Earnings.

Earnings Analysis

Net earnings in 2012 were $8,803,000. Net earnings in 2011 were $4,257,000. 2010 net earnings were $3,665,000. Net earnings available to common stockholders were $8,145,000 in 2012, $3,457,000 in 2011, and $2,812,000 in 2010. The principal source of income is interest income on loans. The level of interest income can be affected by changes in interest rate, volume of loans outstanding, and the quality of the Bank’s loan portfolio. Loans that are 90 days or more past due are placed on non-accrual status. Income on such loans is then recognized only to the extent that cash is received, and where the future collection of principal is probable. All other loans accrue interest at the stated contract rate. During 2012, the Company recorded a bargain purchase gain of $3,666,000 related to its acquisition of Oceanic Bank.

Basic earnings per share were $2.21 in 2012, $0.94 in 2011, and $0.76 in 2010. Diluted earnings per share were $2.17 in 2012, $0.93 in 2011, and $0.76 in 2010.

Net interest income for 2012 totaled $30,796,000. Net interest income for 2011 totaled $29,570,000. Net interest income for 2010 totaled $29,045,000. Interest income was $33,523,000 in 2012, an increase of $626,000 or 1.9% from 2011. Interest income totaled $32,897,000 in 2011, a decrease of $1,531,000 or 4.4% from 2010. Interest income on deposits at the Federal Reserve Bank of San Francisco totaled $95,000 in 2012, $116,000 in 2011, and $136,000 in 2010. The decrease in net interest income during 2010 and 2011 was caused primarily by a decrease in the interest rates earned on interest earning assets which exceeded the decrease in the interest rates paid on interest bearing liabilities. The increase in net interest income in 2012 was primarily due to the Oceanic Bank acquisition. Most of the interest earning assets are tied to the prime lending rate, which did not change during 2010 through 2012. Total nonaccrual loans were $11,865,000 and $19,098,000 as of December 31, 2012 and 2011, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. Average interest earning assets totaled $693,320,000 in 2012, an increase of $75,896,000 or 12.3% from 2011. Average interest earning assets were $617,424,000 in 2011, an increase of $3,871,000 or 0.6% from 2010. The yield on interest earning assets decreased 49 basis points in 2012 compared to 2011, and decreased 26 basis points in 2011 compared to 2010. The principal earning assets were loans, and average loans outstanding increased $10,412,000 in 2012 compared to 2011, and decreased $20,104,000 in 2011 compared to 2010. Their yield decreased 21 basis points in 2012 compared to 2011, and decreased 16 basis points in 2011 compared to 2010. Average loan volumes prior to the Oceanic Bank acquisition in 2012 were significantly lower than in 2011 and 2010. With the Oceanic Bank acquisition, average loans outstanding increased during 2012, reversing a downward trend that occurred in 2011. Loan origination volumes increased during 2012, but so did loan repayments. Excluding the acquisition, the loan portfolio would have decreased in size for 2012.

Interest expense for 2012 totaled $2,727,000 compared to $3,327,000 in 2011. Interest expense for 2011 totaled $3,327,000 compared to $5,383,000 in 2010. The decrease in interest expense during 2012, 2011 and 2010 was caused primarily by rate decreases on deposits, as our rates followed the declines in prevailing short term market interest rates. During 2010 through 2012, the Federal Open Market Committee (“FOMC”) federal funds rate was maintained at a target rate of 0.25%. Average interest bearing liabilities were $ 528,861,000 in 2012, $486,588,000 in 2011, and $511,277,000 in 2010. This represented an increase of $42,273,000 in 2012 from 2011, and a decrease of $24,689,000 in 2011 over 2010. The cost of these liabilities decreased 16 basis points in 2012 compared to 2011, and 37 basis points in 2011 compared to 2010. Time deposit costs decreased 16 basis points in 2012 compared to 2011, and decreased 34 basis points in 2011 compared to 2010. The Bank generally lowered rates paid on interest bearing liabilities throughout 2010 and continued these rate reductions during 2011 and 2012. Management believes that further rate reductions on interest bearing liabilities may be difficult to achieve given the low absolute levels of existing market interest rates.

Net Interest Income

TABLE 1	Net Interest Income and Average Balances
	Year ended December 31
	2012			2011			2010
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$481,899	$28,942	6.01%	$471,487	$29,320	6.22%	$491,591	$31,386	6.38%
Taxable securities (3)	138,629	2,541	1.83%	95,075	1,910	2.01%	86,765	1,811	2.09%
Nontaxable securities (3)	72,765	2,717	3.73%	50,831	2,218	4.36%	35,193	1,632	4.64%
Federal funds sold	27	—	n/a	31	—	n/a	4	—	n/a
Total interest earning assets	693,320	34,200	4.93%	617,424	33,448	5.42%	613,553	34,829	5.68%

NONINTEREST EARNING ASSETS:
Cash and due from banks	57,278			60,811			69,949
Premises and equipment	12,939			13,494			12,096
Other assets	30,176			27,792			33,711
Total noninterest
earning assets	100,393			102,097			115,756
TOTAL ASSETS	$793,713			$719,521			$729,309

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$67,708	$96	0.14%	$61,136	$126	0.21%	$61,397	$173	0.28%
Money market	279,356	1,610	0.58%	267,109	2,111	0.79%	269,661	3,025	1.12%
Savings	54,611	109	0.20%	47,059	109	0.23%	44,075	111	0.25%
Time deposits	126,638	909	0.72%	111,284	981	0.88%	124,563	1,523	1.22%
Fed Home Loan Bank advances	548	3	0.55%	—	—	n/a	11,575	551	4.76%
Fed funds purchased	—	—	n/a	—	—	n/a	6	—	n/a
Total interest bearing liabilities	528,861	2,727	0.52%	486,588	3,327	0.68%	511,277	5,383	1.05%

NONINTEREST BEARING LIABILITIES:
Demand deposits	163,255			141,113			129,062
Other liabilities	11,132			8,241			8,261
Total noninterest bearing
liabilities	174,387			149,354			137,323
Total liabilities	703,248			635,942			648,600
Stockholders' equity	90,465			83,579			80,709

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$793,713			$719,521			$729,309

NET INTEREST INCOME AND
MARGIN ON TOTAL EARNING
ASSETS (4)		$31,473	4.54%		$30,121	4.88%		$29,446	4.80%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
(2)	Amounts of interest earned include loan fees of $1,068,000, $1,071,000 and $1,075,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)
Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $677,000, $551,000, and $401,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31
	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) (2)			Increase (decrease) (2)
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$(366)	$(992)	$626	$(2,066)	$(816)	$(1,250)
Taxable securities	631	(244)	875	99	(75)	174
Nontaxable securities (1)	499	(458)	957	586	(139)	725
Total	$764	$(1,694)	$2,458	$(1,381)	$(1,030)	$(351)

INTEREST BEARING LIABILITIES:

Demand deposits	$30	$44	$(14)	$47	$46	$1
Money market	501	572	(71)	914	894	20
Savings deposits	0	15	(15)	2	9	(7)
Time deposits	72	207	(135)	542	380	162
Federal Home Loan Bank
advances	(3)	—	(3)	551	—	551
Total	$600	$838	$(238)	$2,056	$1,329	$727
NET INTEREST INCOME	$1,364	$(856)	$2,220	$675	$299	$376

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.
(2) Increases (decreases) shown are in relation to their effect on net interest income.

The net interest margin on average earning assets was 4.54% in 2012 compared to 4.88% in 2011 and 4.80% in 2010. The average rate earned on interest earning assets was 4.93% in 2012, 5.42% in 2011 and 5.68% in 2010. The average cost for interest-bearing liabilities was 0.52% in 2012 compared to 0.68% in 2011 and 1.05% in 2010.

Yield on average loans was 6.01% in 2012, 6.22% in 2011 and 6.38% in 2010. Interest on average taxable securities was 1.83% in 2012, 2.01% in 2011 and 2.09% in 2010. Interest on average nontaxable securities on a tax equivalent basis was 3.73% in 2012, 4.36% in 2011 and 4.64% in 2010. There were no federal funds sold in 2012 and 2011, respectively, and only minimal federal funds sold during 2010. On the expense side, the market decline in income on interest bearing assets was also followed by declines in competitive market rates offered on interest-bearing liabilities.

Allowance For Loan Losses

The Board of Directors has the ultimate oversight responsibility over the processes utilized in assessing the overall risks in the Company’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by management and documented with internally generated credit quality ratings, a review of the local economic conditions in the Bank’s market area, and consideration of the Bank’s historical loan loss experience. The Bank is committed to maintaining adequate reserves, identifying credit weaknesses through frequent loan reviews, and updating loan risk ratings and changing those risk ratings in a timely manner as circumstances change.

Real estate loans outstanding increased by $85,196,000 in 2012 compared to 2011, and decreased by $12,157,000 in 2011 compared to 2010. Bank management maintained conservative underwriting standards during 2010 through 2012, which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

During 2010 through 2012, we priced our loans competitively, and we did not discount our loans in order to attract new business. The reserve as a percentage of outstanding loans increased in 2010 and 2011 and decreased during 2012, primarily due to the Oceanic Bank acquisition, to levels designed to accurately reflect the credit risk involved in the loan portfolio.

The allowance for loan losses totaled $9,124,000, $9,897,000 and $9,524,000 at December 31, 2012, 2011 and 2010, respectively. This represented 1.66%, 2.18% and 1.97% of total loans outstanding on those dates. The allowance for loan losses represented 2.03% of Bancorp originated loans at December 31, 2012. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. During 2012, the provision for loan losses was $1,833,000, and the net charge-offs were $2,605,000. During 2011, the provision for loan losses was $1,750,000, and the net charge-offs were $1,377,000. During 2010, the provision for loan losses was $1,854,000, and the net charge-offs were $2,159,000. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least annually.

Credit losses identified in the Oceanic Bank acquisition were accounted for as non-accreteable discount at the time of the acquisition. As credit losses are incurred,in excess of the original non-accretabl difference is charged against the non-accreteable discount, not the Allowance for loan losses. Only those losses that occur after the acquisition date within the Oceanic Bank loan portfolio will be charged to the Allowance for loan losses. At December 31, 2012, the non-accreteable discount related to the Oceanic Bank acquisition totaled $1,107,000.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial real estate	$4,811	55.2%	$4,745	56.8%	$3,787	57.5%	$4,168	54.3%	$3,316	49.2%

Real estate construction	857	3.5%	1,171	6.2%	1,999	5.7%	3,110	9.4%	1,388	13.0%

Real estate multi family	−	10.6%	671	8.0%	578	8.8%	881	11.5%	694	10.3%

Real estate 1 to 4 family	1,516	20.3%	1,592	19.0%	971	14.7%	832	10.8%	702	10.4%

Commercial & industrial	1,876	10.1%	1,618	9.5%	2,102	12.7%	809	13.5%	932	16.5%

Consumer loans	64	0.3%	100	0.5%	87	0.6%	29	0.5%	43	0.6%
Total	$9,124	100.0%	$9,897	100.0%	$9,524	100.0%	$9,829	100.0%	$7,075	100.0%

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2012. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis

(Dollar amounts in thousands)	For the year ended December 31,
	2012	2011	2010	2009	2008
Balance at Beginning of Period	$9,897	$9,524	$9,829	$7,075	$5,638
Provision for Loan Losses	1,833	1,750	1,854	4,596	3,045

Charge-offs:
Real Estate	(1,216)	(721)	(1,376)	(1,471)	(493)
Commercial	(1,705)	(651)	(812)	(390)	(1,284)
Consumer	(11)	(74)	(34)	(60)	(11)
Total	(2,932)	(1,446)	(2,222)	(1,921)	(1,788)

Recoveries:
Real Estate	182	41	50	61	36
Commercial	124	27	6	18	144
Consumer	21	1	7	—	—
Total	327	69	63	79	180
Net Charge-offs	(2,605)	(1,377)	(2,159)	(1,842)	(1,608)

Balance at End of Period	$9,125	$9,897	$9,524	$9,829	$7,075

Percentages
Allowance for loan losses/total loans	1.66%	2.18%	1.97%	1.95%	1.40%
Net charge-offs/real estate loans	0.22%	0.18%	0.35%	0.38%	0.14%
Net charge-offs/commercial loans	2.81%	1.45%	1.31%	0.55%	1.37%
Net charge-offs/consumer loans	-0.55%	3.13%	1.00%	2.25%	0.35%
Net charge-offs/total loans	0.47%	0.30%	0.45%	0.37%	0.32%
Allowance for loan losses/non-
performing loans	76.91%	51.82%	71.72%	38.41%	50.17%

The level of yearly charge-offs were primarily attributable to problems that were identified with specific borrowers rather than problems with a particular segment of the loan portfolio. In particular, borrowers who had exposure to real estate projects outside of San Mateo and San Francisco counties were identified as having a relatively higher risk profile than those operating solely within these two counties. If real estate values or lease rates continue to decline in the future, additional increases in our allowance for loan losses may be warranted.

Nonperforming Assets.

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2012, 2011 and 2010, had non-accrual loans performed as agreed, approximately $807,000, $872,000 and $625,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 2.4% of total loans at December 31, 2012, 4.2% of total loans at December 31, 2011 and 3.4% of total loans at December 31, 2010. Management believes the current list of past due loans are collectible and does not anticipate significant losses.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2012		2011	2010	2009	2008
Accruing loans 90 days or more	$	─	$—	$—	$—	$—
Nonaccrual loans		12,474	19,098	16,712	25,592	14,102
Other real estate owned		6,650	2,747	6,680	7,320	3,557
Total		$19,124	$21,845	$23,392	$32,912	$17,659

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2012, 2011 or 2010.

Nonaccrual loans at December 31, 2012 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned properties consist of two construction loans related to single-family home construction, a four-unit apartment building, a retail commercial real estate loan, and a land development parcel. The Bank is actively marketing these properties. However, given current market conditions, there can be no assurance that these properties can be sold in the near future.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. At December 31, 2012, the Bank had thirteen loans totaling $9,565,000 that were considered troubled debt restructurings. These thirteen loans consist of three commercial real estate loans totaling $4,595,000, seven commercial loans totaling $3,524,000, and three single family residence loans totaling $1,446,000.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
(Dollar amounts in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Service charges	$2,903	$3,107	$2,703	$(204)	-6.6%	$404	14.9%
Bargain purchase gain	3,666	—	—	3,666	n/a	—	0.0%
Credit card fees	437	701	649	(264)	-37.7%	52	8.0%
Gain on available-for-sale securities	958	479	619	479	100.0%	(140)	-22.6%
Bank owned life insurance policy earnings	769	325	329	444	136.6%	(4)	-1.2%
Other income	491	467	274	24	5.1%	193	70.4%
Total noninterest income	$9,224	$5,079	$4,574	$4,145	81.6%	$505	11.0%

Total noninterest income consists mainly of service charges on deposits. The major change in noninterest income during 2012 was the bargain purchase gain of $3,666,000 resulting from the purchase of Oceanic Bank which was completed during September, 2012. Net gain on the sale of available for sale securities was $958,000 in 2012, $479,000 in 2011, and $619,000 in 2010. The gain on sale during 2012 was derived primarily from the sale of municipal securities, U.S. government and mortgage-backed securities, and U. S. Treasury securities; during 2011 the gain was derived primarily from the sale of U. S. Government and mortgage-backed securities; during 2010, it was derived primarily from the sale of U.S. Treasury and mortgage-backed securities. The principal source of other income was interest and dividends from the Federal Reserve Bank, which was $95,000, $116,000, and $136,000 in the years 2012, 2011 and 2010, respectively.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7	Noninterest Expenses
				Variance		Variance
(Dollar amounts in thousands)	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
Salaries and employee benefits	$15,432	$13,726	$13,603	$1,706	12.4%	$123	0.9%
Occupancy expense	2,608	2,331	2,036	277	11.9%	295	14.5%
Equipment expense	1,732	1,722	1,943	10	0.6%	(221)	-11.4%
Professional fees	1,585	1,668	1,341	(83)	-5.0%	327	24.4%
FDIC assessment	702	1,155	1,350	(453)	-39.2%	(195)	-14.4%
Acquisition related expense	428	—	—	428	n/a	—	n/a
Telephone, postage, supplies	1,138	1,149	1,103	(11)	-1.0%	46	4.2%
Operating losses	77	571	82	(494)	-86.5%	489	596.3%
Advertising expense	343	570	411	(227)	-39.8%	159	38.7%
Bankcard expenses	442	658	589	(216)	-32.8%	69	11.7%
Data processing expense	571	560	518	11	2.0%	42	8.1%
Low income housing expense	294	278	278	16	5.8%	—	n/a
Surety insurance	299	267	274	32	12.0%	(7)	-2.6%
Directors expense	252	216	216	36	16.7%	—	n/a
Gain on sale of other
real estate owned	(6)	(66)	(132)	60	-90.9%	66	-50.0%
Loss on impairment of other
real estate owned	53	543	957	(490)	-90.2%	(414)	-43.3%
Other real estate owned expense	315	439	1,012	(124)	-28.2%	(573)	-56.6%
Other	1,474	1,287	1,292	187	14.5%	(5)	-0.4%
Total noninterest expense	$27,739	$27,074	$26,873	$665	2.5%	$201	0.7%

Total noninterest expense for the year ended December 31, 2012 was $27,739,000 compared to $27,074,000 and $26,873,000 for the years ended December 31, 2011 and 2010. Salaries and employee benefits were $15,432,000 in 2012, $13,726,000 in 2011, and $13,603,000 in 2010. Salaries and employee benefits represented 56%, 51% and 51% of noninterest expense for the years 2012, 2011 and 2010, respectively. During 2012, an additional loan officer was added to our Sunnyvale loan production office. During 2010, the Bank closed our Eureka Square and our Colma branch offices. The increase in salary and benefits during 2012 was attributable to the Oceanic Bank acquisition. There was a $500,000 operational loss in 2011 related to fraudulent foreign wire activity. During 2012, acquisition expenses were the result of investment banking fees of $250,000 and legal and accounting work in the Oceanic Bank acquisition. Reductions in our FDIC premiums during 2012 were the result of changes in the perceived risk levels inherent in the Bank on a year over year basis by the regulatory agencies.

The loss on impairment of other real estate owned expense was recorded primarily to reflect the decrease in valuation of our real estate owned properties since their value on the foreclosure date. At December 31, 2012, the FDIC insurance reserves were still below targeted levels that have been established by the FDIC.

Provision for Loan Losses

There was a provision for loan losses of $1,833,000 for the year ended December 31, 2012 compared to a provision for loan losses of $1,750,000 for the year ended December 31, 2011. The allowance for loan losses was $9,124,000 or 1.66% of total gross loans at December 31, 2012, compared to $9,897,000 or 2.18% of total gross loans at December 31, 2011. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the loan portfolio. Management is taking steps necessary to work with borrowers and has granted modified loan terms to certain borrowers willing to make payments on loans secured by their primary residence, even though they were delinquent and/or the value of their home had declined substantially. The purchased Oceanic Bank loans have a non-accreteable discount that was created at acquisition pursuant to acquisition accounting and representing expected credit losses inherent in the acquired loan portfolio. The non-accreteable discount is not part of the allowance for loan losses.

Balance Sheet Analysis

Total assets of the Company at December 31, 2012 were $875,340,000, compared to $715,641,000 at December 31, 2011 and to $714,639,000 at December 31, 2010. Assets averaged $793,713,000 in 2012, compared to $719,521,000 in 2011 and $729,309,000 in 2010. Average earning assets represented 87.4% of total average assets in 2012 and 85.8% of total average assets in 2011.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2012 increased by $97,069,000 or 21.4% from December 31, 2011. December 31, 2011 decreased by $30,734,000 or 6.3% from December 31, 2010. The effect of the economic recession was a reduction in the number of applications received for credit during 2011 and 2012. New credit-worthy borrowers were difficult to identify during 2012, and most existing clients were not seeking additional loans, or increase in their credit lines.

Commercial real estate loans increased by $46,447,000 or 18.0% in 2012 compared to 2011. They decreased by $21,453,000 or 7.7% in 2011 compared to 2010. Real estate construction loans decreased by $9,283,000 in 2012, increased by $652,000 in 2011, and decreased by $19,612,000 in 2010 respectively. Real estate multi-family loans increased by $21,635,000 in 2012 compared to 2011 and decreased by $6,215,000 in 2011 compared to 2010. Real estate 1 to 4 family loans increased by $26,397,000 in 2012 compared to 2011, and increased by $14,859,000 or 20.8% in 2011 compared to 2010. Construction activity was minimal, and we received fewer loan applications. Commercial and industrial loans increased by $12,490,000 in 2012 compared to 2011, and decreased by $18,419,000 in 2011 compared to 2010, respectively. Consumer loans represent a nominal portion of total loans. They decreased by $511,000 in 2012, decreased by $354,000 in 2011, and increased by $28,000 in 2010.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2007 through December 31, 2012.

TABLE 8	Loan Portfolio
	December 31
	2012		2011		2010		2009		2008
(Dollar amounts in thousands)
Commercial real estate	$303,860	55%	$257,413	57%	$278,866	56%	$273,981	55%	$248,323	49%
Real estate construction	18,946	3%	28,229	6%	27,577	6%	47,189	9%	65,647	13%
Real estate multi family	58,004	11%	36,369	8%	42,584	9%	57,875	11%	52,046	10%
Real estate 1 to 4 family	112,719	20%	86,322	19%	71,463	15%	54,674	11%	52,642	10%
Commercial & industrial	55,564	10%	43,074	9%	61,493	13%	67,977	13%	83,442	17%
Consumer loans	1,824	0%	2,335	1%	2,689	1%	2,661	1%	3,136	1%
Sub total	550,917	100%	453,742	100%	484,672	100%	504,357	100%	505,236	100%
Net deferred loan fees	(230)	0%	(124)	0%	(320)	0%	(179)	0%	(177)	0%
Total	$550,687	100%	$453,618	100%	$484,352	100%	$504,178	100%	$505,059	100%

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

The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2012.

TABLE 9		Maturing
	Maturing	After 1	Maturing
(Dollar amounts in thousands)	Within	But Within	After 5
	1 Year	5 Years	Years	Total
Commercial real estate	$51,465	$102,273	$150,122	$303,860
Real estate construction	3,209	6,377	9,360	18,946
Real estate multi family	9,824	19,523	28,657	58,004
Real estate 1 to 4 family	19,091	37,939	55,689	112,719
Commercial & industrial	9,410	18,702	27,452	55,564
Consumer loans	308	614	902	1,824
Sub total	93,307	185,428	272,182	550,917
Net deferred loan fees	(39)	(77)	(114)	(230)
Total	$93,268	$185,351	$272,068	$550,687

With predetermined fixed interest rates	$22,597	$44,906	$65,915	$133,418
With floating interest rates	70,710	140,522	206,267	417,499
Total	$93,307	$185,428	$272,182	$550,917

Investment Portfolio

Investments at December 31, 2012 were $234,945,000, an increase of $47,281,000 over 2011. At December 31, 2011, they were $187,664,000, an increase of $61,475,000 or 48.7% over December 31, 2010.

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

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2012:

TABLE 10			After		After
	Due		1 Year		5 Years		Due			Maturity
(Dollar amounts	In 1 Year		Through		Through		After		Fair	In	Average
in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury
securities	$—	—%	$7,280	1.26%	$—	—%	$—	—%	$7,280	1.89	1.26%
U. S. Government
Agencies	8,128	1.98%	48,658	1.35%	15,474	1.66%	—	—	72,260	3.41	1.49%
Mortgage-backed
securities	—	—	639	1.53%	29,914	2.05%	24,627	2.63%	55,180	11.14	2.30%
States & Political
Subdivisions	3,762	3.57%	14,611	3.13%	48,900	2.86%	14,336	3.29%	81,609	7.26	3.02%
Corporate Debt	—	—	17,428	2.77%	1,188	2.10%	—	—	18,616	2.88	2.72%
Total	$11,890	2.48%	$88,616	1.91%	$95,476	2.39%	$38,963	2.87%	$234,945	6.47	2.29%

The following table shows the securities portfolio mix at December 31, 2012, 2011 and 2010.

TABLE 11	Years Ended December 31,
	2012		2011		2010
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$7,145	$7,280	$12,371	$12,634	$12,440	$12,345
U.S. Government Agencies	71,061	72,260	53,150	54,102	45,941	46,114
Mortgage-backed securities	53,934	55,180	32,606	33,435	18,564	19,068
States & Political Subdivisions	78,147	81,609	73,674	77,251	42,738	42,456
Corporate Debt	18,103	18,616	10,314	10,242	6,105	6,206
Total	$228,390	$234,945	$182,115	$187,664	$125,788	$126,189

Deposits

During 2012, average deposits were $691,568,000, an increase of $63,867,000 or 10.17% over 2011. In 2011, average deposits were $627,701,000, a decrease of $1,057,000 or 0.17% over 2010. The prime lending rate was 3.25% on December 16, 2008, and remained unchanged through December 31, 2012. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.28% in 2010 0.21% in 2011 and 0.14% in 2012. Money market deposit costs averaged 1.12% in 2010, 0.79% in 2011, and 0.58% in 2012. Savings rates averaged 0.25% in 2010, 0.23% in 2011, and 0.20% in 2012. Average rates on time certificates of deposit of $100,000 or more was 0.90% in 2010, 0.75% in 2011, and 0.64% in 2012. On certificates under $100,000, average rates were 1.18% in 2010, 0.92% in 2011, and 0.71% in 2012. The primary decline in deposits during 2011 came from time certificates of deposit, whose interest rates were not attractive, and some funds moved into savings or were not renewed.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2012			2011			2010
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$67,708	0.1%	9.8	$61,136	0.2%	9.7	$61,397	0.3%	9.8
Money market	279,356	0.6%	40.4	267,109	0.8%	42.6	269,661	1.1%	42.9
Savings	54,611	0.2%	7.9	47,059	0.2%	7.5	44,075	0.3%	7.0
Time deposits
$100,000 or more	90,858	0.6%	13.1	69,330	0.8%	11.0	81,838	0.9%	13.0
Time deposits
under $100,000	35,780	0.7%	5.2	41,954	0.9%	6.7	42,725	1.2%	6.8
Total interest bearing deposits	$528,313	0.5%	76.4	$486,588	0.7%	77.5	499,696	1.0%	79.5
Demand deposits	163,255	—	23.6	141,113	—	22.5	129,062	—	20.5
Total deposits	$691,568	0.4%	100.0	$627,701	0.5%	100.0	$628,758	0.8%	100.0

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13	Analysis of Time Deposits $100,000 or more at December 31, 2012
(Dollar amounts in thousands)
		Over Three	Over Six	Over
	Three Months	To Six	To Twelve	Twelve
Total Deposits $100,000 Or More	Or Less	Months	Months	Months
$122,734	$37,974	$22,051	$39,608	$23,101

Capital

At December 31, 2012, stockholders’ equity of the Company was $95,358,000, an increase of $8,162,000 or 9.36% over 2011. At December 31, 2011, stockholders’ equity of the Company was $87,196,000, an increase of $6,272,000 or 7.75% over 2010. The increases in retained earnings were primarily attributable to retention of net income less cash dividends on preferred stock of $658,000 in 2012, of $545,000 in 2011 and $654,000 in 2010; and cash dividends on common stock of $667,000 in 2012, $568,000 in 2011, and $646,000 in 2010. During 2012, $3,666,000 was added to capital through bargain purchase gain related to the Oceanic Bank acquisition.

Under regulatory capital guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. The Company’s Tier 1 capital consists of common shareholders’ equity and preferred stock issued to the U.S. Treasury during 2011. The Company’s Tier 2 capital consists of eligible reserves for possible loan losses. Total capital is the sum of Tier 1 plus Tier 2 capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance sheet assets and off-balance sheet obligations. The FDIC also requires the calculation of a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. This requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most other banks. To qualify as “well-capitalized” as defined by regulation, financial institutions must maintain risk-based Tier 1 and total capital ratios of at least 6.0% and 10.0% respectively. “Well-capitalized” financial institutions must also maintain a leverage ratio equal to or exceeding 5.0%.

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

The SBLF program does not impose the various restrictions (including restrictions on the payment of dividends to holders of Common Stock) as were required under the U. S. Treasury Capital Purchase Program. The shares of Series A and B Preferred Stock, which contained a blended rate of 6.83% to the expected repayment date, were redeemed with the $12,600,000 in proceeds received from the issuance of Series C Preferred Stock.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2012, 2011 and 2010 for the Bank. The Company’s capital ratios are substantially equivalent to those of the Bank.

TABLE 14					Minimum
					"Well Capitalized"
Regulatory Capital Ratios	2012	2011	2010		Requirements

Total Capital	14.56%	16.44%	14.85	%≥	10.00%
Tier 1 Capital	13.31%	15.18%	13.60	%≥	6.00%
Leverage ratios	9.68%	11.15%	10.46	%≥	5.00%

Liquidity

The Company’s primary source of liquidity on a stand-alone basis (see the discussion under “Limitation on Dividends”) is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-“ Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent banks accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2012, the Company’s primary liquidity was 31.53%, compared to 31.60% in 2011 and compared to 26.18% in 2010. Total liquid assets were $276,022,000 in 2012, $226,138,000 in 2011, and $187,063,000 in 2010. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 80.3% of average total liabilities of $703,248,000 for the year ended December 31, 2012, 81.2% of average total liabilities of $635,942,000 for the year ended December 31, 2011, and 77.7% of average total liabilities of $648,600,000 for the year ended December 31, 2010.

As of December 31, 2012, the Company had contractual obligations and other commercial commitments totaling approximately $104,612,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2012. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s line of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$4,096	$708	$734	$770	$1,884
Salary Continuation Agreements	2,060	130	260	216	1,454
Total Contractual Cash Obligations	$6,156	$838	$994	$986	$3,338

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$62,616	$40,608	$11,750	$9,436	$822
Standby Letters of Credit	2,409	2,409	—	—	—
Other Commercial Commitments	37,527	37,520	7	—	—
Total Commercial Commitments	$102,552	$80,537	$11,757	$9,436	$822

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate was 3.25% at the end of 2009, and it remained at this level consistently through the reporting date of December 31, 2012.

The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. By developing objectives, goals and strategies designed to enhance profitability and performance, management is also able to manage the Bank’s interest rate exposure.

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company’s ability to attract deposits and obtain short term credit through established borrowing lines. The primary source of liability liquidity is the Bank’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of total assets, and a Federal Reserve Bank of San Francisco borrowing facility of approximately $41,915,000. Management believes the Company’s liquidity sources at December 31, 2012 are adequate to meet its operating needs in 2013 and into the foreseeable future.

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

The following table includes key ratios, including returns on average assets and equity.

TABLE 16	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2012	2011	2010
Return on average assets	1.03%	0.48%	0.39%
Return on average equity	9.00%	4.14%	3.48%
Dividend payout ratio	8.19%	16.52%	22.97%
Average equity to assets ratio	11.40%	11.62%	11.07%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2012, using current discount rates, and an estimate of net interest income for 2013 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2012 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2012 and net interest income for 2013 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
	At December 31, 2012
Available for Sale securities
	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$24,420	$19,661	$6,556	$4,807	$(3,864)
Change from current	$17,864	$13,105		$(1,749)	$(10,420)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2012

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$31,541	$31,680	$30,796	$30,388	$30,309
Change from current	$745	$884		$(408)	$(487)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
April 1, 2013

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2012 and 2011

Assets
(Dollar amounts in thousands)	2012	2011

Cash and due from banks	$27,861	$38,474
Interest-bearing time deposits with financial Institutions	13,216	—
Securities available-for-sale, at fair value	234,945	187,664
Loans, net of deferred loan fees and allowance for loan losses of $9,124 and $9,897 on December 31, 2012 and December 31, 2011	541,563	443,721
Bank premises, equipment, and leasehold improvements, net	12,706	13,227
Bank owned life insurance	11,785	9,521
Other equity securities	5,464	4,608
Accrued interest receivable	3,760	3,614
Other real estate owned, net	6,650	2,747
Goodwill	1,841	1,841
Prepaid expenses	1,372	2,107
Other assets	14,177	8,117
Total assets	$875,340	$715,641

Liabilities & Stockholders' Equity

Deposits
Demand, noninterest bearing	$178,384	$139,382
Demand, interest bearing	75,465	63,308
Savings and money market	343,437	310,237
Time	171,066	108,851
Total deposits	768,352	621,778

Federal Home Loan Bank advances	1,220	—
Accrued expenses and other liabilities	10,410	6,667
Total liabilities	779,982	628,445

Commitments and Contingencies (Note 12)

Stockholders' equity
Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share)	12,600	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,698,612 shares at December 31, 2012 and 3,681,000 shares at December 31, 2011	52,610	48,895
Retained earnings	26,280	22,427
Accumulated other comprehensive income, net of tax	3,868	3,274
Total stockholders' equity	95,358	87,196
Total liabilities and stockholders' equity	$875,340	$715,641

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2012, 2011 and 2010

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2012	2011	2010
Interest income:
Interest and fees on loans	$28,942	$29,320	$31,386
Interest and dividends on taxable securities	2,541	1,910	1,811
Interest on tax-exempt securities	2,040	1,667	1,231
Total interest income	33,523	32,897	34,428
Interest expense:
Deposits	2,724	3,327	4,832
Federal Home Loan Bank advances	3	—	551
Total interest expense	2,727	3,327	5,383
Net interest income	30,796	29,570	29,045
Provision for loan losses	1,833	1,750	1,854
Net interest income after provision for loan losses	28,963	27,820	27,191
Noninterest income:
Service charges	2,903	3,107	2,703
Bargain purchase gain	3,666	—	—
Credit card fees	437	701	649
Net gain on sale of available-for-sale securities	958	479	619
Bank-owned life insurance policy earnings	769	325	329
Other income	491	467	274
Total noninterest income	9,224	5,079	4,574
Noninterest expense:
Salaries and employee benefits	15,432	13,726	13,603
Occupancy expense	2,608	2,331	2,036
Equipment expense	1,732	1,722	1,943
Professional fees	1,585	1,668	1,341
FDIC assessment	702	1,155	1,350
Acquisition expense	428	—	—
Telephone, postage, supplies	1,138	1,149	1,103
Operating losses	77	571	82
Advertising expense	343	570	411
Bankcard expense	442	658	589
Data processing expense	571	560	518
Low income housing expense	294	278	278
Surety insurance	299	267	274
Director expense	252	216	216
Gain on sale of other real estate owned	(6)	(66)	(132)
Loss on impairment of other real estate owned	53	543	957
Other real estate owned expense	315	439	1,012
Other expense	1,474	1,287	1,292
Total noninterest expense	27,739	27,074	26,873
Earnings before provision for income taxes	10,448	5,825	4,892
Provision (benefit) for income taxes	1,645	1,568	1,227
Net earnings	8,803	4,257	3,665
Dividends and discount accretion on preferred stock	658	800	853
Net earnings available to common stockholders	$8,145	$3,457	$2,812

Earnings per share data:
Basic	$2.21	$0.94	$0.76
Diluted	$2.17	$0.93	$0.76
Weighted average shares outstanding:
Basic	$3,690	$3,684	$3,683
Diluted	$3,754	$3,704	$3,683

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollar amounts in thousands)	Twelve months Three months ended
	December 31,
	2012	2011	2010
Net earnings	$8,803	$4,257	3,665
Unrealized holding gain on available-for-sale securities net of tax	1,159	3,320	(111)
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax	(565)	(283)	(365)
Total comprehensive earnings	$9,397	$7,294	3,189

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Years ended December 31, 2012, 2011 and 2010

							Accumulated
							other
(Dollar amounts in thousands)			Preferred Stock				compre-
	Common stock		series	series	series	Retained	hensive
	Shares	Amount	A	B	C	earnings	earnings	Total
Balance at December 31, 2009	3,179	$45,044	$11534	$629	$ −	$20,945	$713	$78,865
Net earnings	−	−	−	−	−	3,665	−	3,665
Total comprehensive earnings							(476)	(476)
Dividends and accretion on preferred stock		−	213	(14)	−	(853)	−	(654)
Dividends on common stock						(646)	−	(646)
Stock dividend of 5%	159	1,351	−	−	−	(1,351)	−	−
Stock options exercised		2				−	−	2
Stock-based compensation expense		168	−	−	−	−	−	168
Balance at December 31, 2010	3,338	46,565	11,747	615	−	21,760	237	80,924
Preferred stock issued					12,600			12,600
Redemption of preferred stock			(12,017)	(600)		17		(12,600)
Net earnings						4,257		4,257
Total comprehensive earnings							3,037	3,037
Dividends and accretion on preferred stock		−	270	(15)	−	(800)	−	(545)
Dividends on common stock		−	−	−	−	(568)	−	(568)
Cash in lieu of fractional shares		−	−	−	−	(2)	−	(2)
Accrued dividend, not yet paid		−	−	−	−	(211)	−	(211)
Stock dividend of 5%	167	2,026	−	−	−	(2,026)	−	−
Stock options exercised	1	11	−	−	−	−	−	11
Stock-based compensation expense		293	−	−	−	−	−	293
Balance at December 31, 2011	3,506	48,895	−	−	12,600	22,427	3,274	87,196
Net earnings						8,803		8,803
Other comprehensive earnings:
Total comprehensive earnings		−					594	594
Dividends on preferred stock			−	−	−	(658)	−	(658)
Dividends on common stock			−	−	−	(667)	−	(667)
Cash in lieu of fractional shares			−	−	−	(5)	−	(5)
Accrued dividend, not yet paid						(296)
Stock dividend of 5%	176	3,324	−	−	−	(3,324)	−	−
Stock options exercised	17	151	−	−	−	−	−	151
Tax benefit-options exercised		30						30
Stock-based compensation expense		210	−	−	−	−	−	210
Balance at December 31, 2012	3,699	$52,610	$ −	$ −	$12,600	$26,280	$3,868	$95,654

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$8,803	$4,257	$3,665

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,493	2,803	2,554
Gain on sale of securities available-for-sale	(958)	(479)	(619)
Loss (gain) on sale of other real estate owned	(6)	(66)	(132)
Loss on impairment of other real estate owned	53	543	957
Stock-based compensation expense	210	293	168
Earnings on bank owned life insurance	(769)	(325)	(329)
Provision for loan losses	1,833	1,750	1,854
Bargain purchase gain	(3,666)	—	—
Deferred taxes	(271)	(308)	469
Decrease (Increase) in accrued interest receivable	251	151	(693)
Decrease in prepaid expense	735	736	1,106
(Increase) decrease in other assets	(3,177)	1,832	1,468
(Decrease) increase in accrued expenses and other liabilities	2,537	(925)	126
Net cash provided by operating activities	9,068	10,262	10,594

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(18,374)	—	—
Proceeds from matured/called/sold securities available-for-sale	68,205	41,694	87,223
Purchases of securities available-for-sale	(102,212)	(98,861)	(117,468)
(Purchases) redemptions of other equity securities	(856)	638	393
Redemption of time deposits of other banks	3,880	—	—
Net (increase) decrease in loans	(1,345)	28,738	13,518
Increase in bank-owned life insurance	(1,879)	—	—
Proceeds from sale of other real estate owned	932	4,078	4,300
Net investment in other real estate owned	(31)	(3)	(468)
Proceeds from sales of bank premises, equipment, and leasehold improvements	—	2	11
Purchases of bank premises, equipment, and leasehold improvements	(850)	(1,181)	(3,260)
Net cash used in investing activities	(52,530)	(24,895)	(15,751)

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from financing activities:
Net increase in demand and savings deposits	60,284	9,887	31,399
Net decrease in time deposits	(21,379)	(16,549)	(1,923)
Net increase (decrease) in FHLB borrowings	(4,877)	—	(25,000)
Cash dividends paid on common stock	(667)	(568)	(646)
Cash in lieu of franctional shares	(5)	(3)	—
Exercise of stock options	151	11	2
Cash dividends paid of preferred stock series A and B	—	(545)	(654)
Redemption of preferred stock series A and B	—	(12,600)	—
Issuance of preferred stock series C	—	12,600	—
Cash dividends paid on preferred stock series C	(658)	—	—
Net cash provided (used in) by financing activities	32,849	(7,767)	3,178
Net increase (decrease) in cash and cash equivalents	(10,613)	(22,400)	(1,979)
Cash and cash equivalents at beginning of year	38,474	60,874	62,853
Cash and cash equivalents at end of year	$27,861	$38,474	$60,874

Additional cash flow information:
Interest paid	$2,676	$3,345	$5,735
Income taxes paid	1,907	1,955	207

Non-cash investing and financing activities:
Accrued dividends	296	210	167
Change in fair value of available-for-sale securities, net of tax effect	594	3,037	(476)
Loans transferred to other real estate owned	4,863	619	4,149
Deemed dividends on preferred stock	—	255	199

Acquisition:
Assets acquired	117,929	—	—
Liabilities assumed	114,263	—	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

(b)
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included  in  cash and cash equivalents are restricted balances at the Federal Reserve Bank of San Francisco which relate to a minimum cash reserve requirement of approximately $1,461,000 and $778,000 at December 31, 2012 and 2011, respectively.

(c)
Investment Securities
Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company classifies securities as held to maturity only if and when it has the positive intent and ability to hold the security to maturity. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of  discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2012 or 2011.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

An impairment charge would be recorded if the Company has the intent to sell a security that is currently in an unrealized loss position or where the Company may be required to sell a security that is currently in an unrealized loss position. A decline in the market value of any security available-for-sale or held-to-maturity  below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Amortization of premiums and accretion of discounts on debt securities are included in interest income over the life of the related security held-to-maturity or available-for-sale  using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

(d)
Derivatives
All derivatives contracts are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2012 or 2011.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Generally, the Company measures impaired loans based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Purchased Credit-Impaired Loans

We evaluated loans purchased in the Acquisition in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elect to recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

(f)
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of  the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2012. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Large groups of smaller balance loans are collectively evaluated for impairment.

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
December 31, 2012, 2011 and 2010

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

(i)
Goodwill and Other Intangible Assets
Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair market value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2012, and found no impairment.

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

(k)
Stock Dividend
On November 30, 2012, the Company announced that its Board of Directors had  declared a five percent (5%) stock dividend which resulted in 177,000 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 28, 2012, to stockholders of record on December 14, 2012. The earnings per share data for all periods presented has been adjusted for stock dividends, except for the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Earnings, which shows the historical rollforward of stock dividends declared.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(l)
Income Taxes
Deferred income taxes are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the utilization of the asset is in doubt. During 2012, the Company recorded an increase to the deferred tax asset valuation allowance of $79,000 for tax credit carryforwards from the Bank’s investment in low income housing real estate partnerships. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company had unrecognized tax benefits of $725,000 and $550,000 as of December 31, 2012 and 2011, respectively. These unrecognized tax benefits are related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The Bank is currently being audited by the Franchise Tax Board for the years ended December 31, 2005 through 2008, and the outcome of these audits is uncertain.

The Company  recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

At December 31, 2012, the Bank had a $1,701,000 investment in six partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the historical cost method less depreciation and amortization and are recorded in other assets on the balance sheet. The Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments over the period that tax credits are allocated to the Company.

There is no residual value for the investment at the end of the tax credit allocation period. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(m)
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding, adjusted for stock dividends and splits. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 271,655, 342,030, and 363,241 anti-dilutive shares in the years ended December 31, 2012, 2011 and 2010, respectively, which were not included in the calculation. Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

(Number of shares in thousands)	2012	2011	2010
Weighted average common shares outstanding-used in computing basic earnings per share	3,690	3,684	3,683
Dilutive effect of stock options outstanding, using the treasury stock method	64	20	—
Shares used in computing diluted earnings per share	3,754	3,704	3,683

(n)
Stock Option Plans
Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2012, 2011 and 2010. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time  of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

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
December 31, 2012, 2011 and 2010

(p)
Bank Owned Life Insurance
The Company purchased insurance on the lives of certain executives. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Increases in the cash surrender value are recorded as other noninterest income in the consolidated statements of earnings.

(q)
Federal Home Loan Bank Borrowings
The Bank maintains a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco. Under this line, the Bank may borrow on a short term or a long term (over one year) basis. FHLB advances are recorded and carried at their historical cost. FHLB advances are not transferable and may contain prepayment penalties. In addition to the collateral pledged, the Company is required to hold prescribed amounts of FHLB stock that vary with the usage of FHLB borrowings.

(r)	Reclassifications Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

(s)
Recent  Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. GAAP and IFRS. The amendments to this ASU provide explanations on how to measure fair value, but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include: 1) application of the highest and best use and valuation premises concepts; 2) measuring fair value of an instrument classified in a reporting entity's shareholders' equity; and 3) disclosure requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, for assets and liabilities not recognized at fair value but disclosure is required, entities need to disclose the level in which the fair value measurement would be categorized within the fair value hierarchy. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We have adopted this ASU in the first quarter of 2012.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

Entities   are   no   longer   permitted   to   present   components   of  other comprehensive income as part of the statement of changes in stockholders' equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities' financial statement regardless of the method of presentation for comprehensive income. The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. We have adopted this ASU in the first quarter of 2012.

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The ASU enhances disclosures in order to improve the comparability of offsetting (netting) assets and liabilities reported in accordance with U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS") by requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statements of condition and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No.2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-1 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect that the adoption of these ASUs will have a significant impact on our financial condition or results of operations as it affects presentation only.

In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards, which supersedes certain pending paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. An entity is required to disclose in the notes of the financial statements or parenthetically on the face of the financial statements the effect of significant items reclassified out of accumulated other comprehensive income on the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. ASU 2013-02 is effective for fiscal years, and interim periods beginning on or after December 15, 2012 for public entities.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

We do not expect the adoption of this ASU will have a significant impact on our financial condition or results of operations as it affects disclosure only.

In July, 2012, the FASB issued ASU 2012-02 "Intangibles-Goodwill and Other" - (Topic 350) "Testing Indefinite-Lived Intangible Assets for Impairment. " In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This amendment did not have a material impact when adopted.

(2)          Acquisition
FNB Bancorp acquired all of the assets and liabilities of Oceanic Bank Holding, Inc. and Oceanic Bank on September 21, 2012, using the acquisition method of accounting for cash consideration of $27,672,000, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from the date of acquisition. On the date of acquisition, the fair value of the assets acquired and the liabilities assumed were as follows:

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Oceanic Bank
Holding, Inc.
(consolidated)
September 21,
2012

Assets acquired:
Cash and due from banks, net of cash paid	$(1,278)
Investment securities, available for sale	13,387
Loans	103,194
Premises and equipment, net	12
Core deposit intangible	110
Other assets	2,504
Total assets acquired	$117,929

Liabilities assumed:
Noninterest-bearing deposits	$11,755
Interest-bearing deposits	95,914
Borrowings	6,097
Other liabilities	497
Total liabilities assumed	$114,263
Net assets acquired	$3,666

The following table presents our unaudited pro forma results of operations for the periods presented as if the Oceanic Bank Holding, Inc. had been completed on January 1, 2011. The unaudited pro forma results of operations include historical accounts of the Company and Oceanic Bank Holding, Inc. and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from the fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the Oceanic Bank Holding, Inc. acquisition been completed at the beginning of 2011. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011
	(dollars in thousands)

Pro forma revenues (net interest income plus noninterest income)	$46,022	$45,388
Pro forma net income available to common shareholders	$9,993	$9,020
Pro forma net income per share:
Basic	$2.71	$2.45
Diluted	$2.66	$2.43

The results of operation include the accounts, transactions and activities of Oceanic Bank from the date of acquisition, September 21, 2012, through December 31, 2012.

(3)           Restricted Cash Balance
Cash and due from banks includes balances with the Federal Reserve Bank of San Francisco (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2012 and 2011, the Bank maintained deposits in excess of the FRB reserve requirement, which was $1,461,000 and $778,000, respectively.

(4)           Securities Available-for-Sale
The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2012:
U.S. Treasury securities	$7,145	$135	$—	$7,280
Obligations of U.S. government agencies	71,061	1,206	(7)	72,260
Mortgage-backed securities	53,934	1,383	(137)	55,180
Obligations of states and political subdivisions	78,147	3,515	(53)	81,609
Corporate debt	18,103	535	(22)	18,616
	$228,390	$6,774	$(219)	$234,945
December 31, 2011:
U.S. Treasury securities	$12,371	$263	$—	$12,634
Obligations of U.S. government agencies	53,150	964	(12)	54,102
Mortgage-backed securities	32,606	838	(9)	33,435
Obligations of states and political subdivisions	73,674	3,592	(15)	77,251
Corporate debt	10,314	102	(174)	10,242
	$182,115	$5,759	$(210)	$187,664

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of December 31, 2012 and December 31, 2011 follows:

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2012:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	4,093	(7)	—	—	4,093	(7)
Mortgage-backed securities	8,580	(137)	—	—	8,580	(137)
Obligations of states and political subdivisions	8,492	(53)	—	—	8,492	(53)
Corporate debt	—	—	478	(22)	478	(22)
Total	$21,165	$(197)	$478	$(22)	$21,643	$(219)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2011:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	6,293	(12)	—	—	6,293	(12)
Mortgage-backed securities	6,466	(9)	—	—	6,466	(9)
Obligations of states and political subdivisions	2,744	(15)	—	—	2,744	(15)
Corporate debt	5,554	(173)	500	(1)	6,054	(174)
Total	$21,057	$(209)	$500	$(1)	$21,557	$(210)

At December 31, 2012, there was one security in an unrealized loss position for greater than 12 consecutive months. At December 31, 2011, there was one security in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2012 and 2011. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$11,776	$11,890
Due after one through five years	86,407	88,616
Due after five years through ten years	92,723	95,476
Due after ten years	37,484	38,963
	$228,390	$234,945

At December 31, 2012 and 2011, securities with an amortized cost of $81,978,000 and $72,879,000, and fair value of $84,399,000 and $75,251,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

As of December 31, 2012 and 2011, the Bank had investments in FRB  of $1,062,000 December 31, 2012 and 2011. These investments are carried at cost, and evaluated periodically for impairment. Federal Home Loan Bank and FRB stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired. As of December 31, 2012 and 2011, the Bank had investments in Federal Home Loan Bank stock classified as other assets in the accompanying balance sheets of $4,154,000 and $3,300,000, respectively.

(5)           Loans
Loans are summarized as follows at December 31:

	FNB			Balance	Balance
	Bancorp			December 31	December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2012	2011
Commercial real estate	$254,449	$48,009	$1,402	$303,860	$257,413
Real estate construction	14,866	3,594	486	18,946	28,229
Real estate multi-family	39,176	18,828	−	58,004	36,369
Real estate 1 to 4 family	97,329	15,390	−	112,719	86,322
Commercial & industrial	42,847	12,717	−	55,564	43,074
Consumer loans	1,824	−	−	1,824	2,335
Gross loans	450,491	98,538	1,888	550,917	453,742
Net deferred loan fees	(230)	−	−	(230)	(124)
Allowance for loan losses	(9,124)	−	−	(9,124)	(9,897)
Net loans	$441,137	$98,538	$1,888	$541,563	$443,721

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

	Impaired Loans Originated
	At December 31, 2012

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,202	$2,338	$—	$2,298	$120
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	7,238	7,804	—	1,097	59
Residential- 1 to 4 family	1,052	1,147	—	1,065	55
Total	10,492	11,289	—	10,647	567

With an allowance recorded
Commercial & industrial	$1,965	$2,427	$384	$2,328	$30
Commercial real estate construction	—	—	—	—	—
Commercial real estate	5,433	5,433	415	5,685	240
Residential- 1 to 4 family	3,719	3,722	306	3,283	150
Total	11,117	11,582	1,105	11,296	420

Total
Commercial & industrial	$4,167	$4,765	$384	$4,626	$150
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	12,671	13,237	415	6,782	299
Residential - 1 to 4 family	4,771	4,869	306	4,348	205
Grand total	$21,609	$22,871	$1,105	$21,943	$987

		Impaired Loans-Purchased NCI At December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Income recognized
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	—	—	—	—	—
Commercial real estate	3,428	3,776	—	3,777	27
Residential -1 to 4 family	—	—	—	—	—
Total	3,428	3,776	—	3,777	27

With an allowance recorded
Commercial and industrial
Commercial real estate construction	$681	$798	$232	$798	$4
Commercial real estate	—	—	—	—	—
Residential -1 to 4 family	—	—	—	—	—
Total	681	798	232	798	4

Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	681	798	232	798	4
Commercial real estate	3,428	3,776	—	3,777	27
Residential -1 to 4 family	—	—	—	—	—
Grand total	$4,109	$4,574	$232	$4,575	$31

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Impaired Loans
	For the Year Ended December 31, 2011
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recoded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,926	$3,560	$—	$4,074	$108
Commercial real estate construction	6,232	6,232	—	6266	314
Commercial real estate	3,269	3,835	—	3,546	130
Residential- 1 to 4 family	1,059	1,145	—	1,097	4
Total	13,486	14,772	—	14,983	556

With an allowance recorded
Commercial & industrial	$5,881	$5,896	$428	$3,905	$40
Commercial real estate construction	1,586	1,686	214	2,109	58
Commercial real estate	11,767	11,767	727	11,521	400
Residential- 1 to 4 family	2,254	2,262	200	2,009	89
Total	21,488	21,611	1,569	19,544	587

Total
Commercial & industrial	$8,807	$9,456	$428	$7,979	$148
Commercial real estate construction	7,818	7,918	214	8,375	372
Commercial real estate	15,036	15,602	727	15,067	530
Residential - 1 to 4 family	3,313	3,407	200	3,106	93
Grand total	$34,974	$36,383	$1,569	$34,527	$1,143

Nonaccrual loans totaled $12,474,000 and $19,098,000 as of December 31, 2012 and 2011. Not all impaired loans are in a non-accrual status. The difference between impaired loans and nonaccrual loans is the result of loans that have been restructured, that were performing under modified loan agreements. Interest on these loans is accrued in accordance with the modified loan terms.

The following aggregate information is provided at December 31, about the contractual provisions of these non-accrual loans:

	December 31, 2012	December 31
(Dollar amounts in thousands)	2012	2011
Outstanding balance	$11,865	$19,098
Weighted average rate	5.29%	6.19%
Weighted average term to maturity	75 months	73 months

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	December 31,	December 31,
	2012	2011
Commercial & industrial	$2,618	$7,019
Real estate - construction	1,898	642
Commercial real estate	6,139	6,826
Real estate multi family	—	3,283
Real estate 1 to 4 family	1,210	1,328
Total	$11,865	$19,098

Interest income on impaired loans of $987,000, $1,143,000 and $810,000 was recognized based upon cash payments received in 2012, 2011, and 2010, respectively. The amount of interest on impaired loans not collected in 2012, 2011 and 2010, was $1,358,000, $1,137,000 and $290,000, respectively. The cumulative amount of unpaid interest on impaired loans was $2,774,000, $1,967,000 and $1,095,000 at December 31, 2012, 2011 and 2010, respectively.

The following is a summary of the number and principal amounts outstanding for troubled debt restructurings during the years ended December 31, 2012 and 2011.

	Modifications
	For the Year Ended December 31, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	7	$2,723	$2,723
Real estate 1 to 4 family	3	1,446	1,446
Commercial real estate	3	1,409	1,409
Total	13	$5,578	$5,578

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Modifications
	For the Year Ended December 31, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	2	$801	$801
Commercial real estate	3	8,025	8,025
Total	5	$8,826	$8,826

During the years ended December 31, 2012 and 2012,no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

The following is a summary of the number and principal amounts outstanding for troubled debt restructurings at December 31, 2012 and 2011.

(dollars in thousands)	December 31, 2012			December 31, 2011
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications
Troubled debt restructurings:
Commercial & industrial	$1,216	$2,308	$3,524	$786	$15	$801
Real estate 1 to 4 family	333	1,113	1,446	-	-	-
Commercial real estate	2,614	1,981	4,595	8,025	-	8,025
Total	$4,163	$5,402	$9,565	$8,811	$15	$8,826

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Age Analysis of Past Due Loans
	As of December 31, 2012

(Dollar amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,942	—	2,525	6,467	247,982	254,449	—
Real estate construction	—	—	—	—	14,866	14,866	—
Real estate multi family	—	—	—	—	39,726	39,176
Real estate 1 to 4 family	806	168	1,210	2,184	95,145	97,329	—
Commercial & industrial	18	44	2,619	2,681	40,166	42,847
Consumer	—	—	—	—	1,824	1,824	—
Total	$4,766	$212	$6,354	$11,332	$439,709	$450,491	$—

Purchased
Not credit impaired
Commercial real estate	$690	$─	$2,212	$2,902	$45,107	$48,009
Real estate construction	—	—	1,411	1,411	2,183	3,594
Real estate multi-family	75	—	—	75	18,753	18,828
Real estate 1 to 4 family	—	119	—	119	15,271	15,390
Commercial & industrial	50	—	—	50	12,667	12,717
Total	$815	$119	$3,623	$4,557	$93,981	$98,538

Credit impaired
Commercial real estate	$─	$─	$1,402	$1,402	$─	$1,402
Real estate construction	—	—	486	486	—	486
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$─	$─	$1,888	$1,888	$─	$1,888

Past due loans over 90 days comprise all non-accrual loans.

	Age Analysis of Past Due Loans
	As of December 31, 2011

(Dollar amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$247	$712	$232	$1,191	$41,883	$43,074	$—
Commercial real estate	1,618	—	6,826	8,444	248,969	257,413	—
Commercial real estate - construction	549	—	527	1,076	27,153	28,229	—
Real estate multi family	—	—	3,283	3,283	33,086	36,369
Residential	71	2,629	257	2,957	83,365	86,322	—
Consumer	—	—	—	—	2,335	2,335	—
Total	$2,485	$3,341	$11,125	$16,951	$436,791	$453,742	$—

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Past due loans over 90 days comprise all non-accrual loans.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Credit Quality Indicators
	As of December 31, 2012

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$249,991	$2,372	$2,086	$—	$254,449
Real estate construction	13,266	—	1,600	—	14,866
Real estate multi-family	39,176	—	—	—	39,176
Real estate 1 to 4 family	95,579	—	1,470	280	97,329
Commercial & industrial	39,446	—	2,564	837	42,847
Consumer loans	1,824	—	—	—	1,824
Totals	$439,282	$2,372	$7,720	$1,117	$450,491

Purchased
Not credit impaired
Commercial real estate	$30,600	$7,902	$9,507	$—	$48,009
Real estate construction	—	39	3,555	—	3,594
Real estate multi-family	18,828	—	—	—	18,828
Real estate 1 to 4 family	14,850	—	540	—	15,390
Commercial & industrial	12,717	—	—	—	12,717
Total	$76,995	$7,941	$13,602	$-	$98,538

Credit impaired
Commercial real estate					$1,402
Real estate construction					486
Real estate multi-family					—
Real estate 1 to 4 family					—
Commercial & industrial					—
Total					$1,888

Purchased credit impaired loans are accounted as a pool and are not included in the Company’s risk-rated methodology.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

(6)           Allowance for Loan Losses
Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

	Allowance for Credit Losses
	For the Year Ended December 31, 2012
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
Allowance for credit losses	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,706)	(738)	(54)	(242)	(182)	(11)	(2,933)
Recoveries	124	171	—	—	11	21	327
Provision	1,839	634	(260)	(429)	95	(46)	1,833
Ending balance	$1,876	$4,812	$857	$—	$1,516	$64	$9,124

Ending balance: individually evaluated for impairment	$384	$415	$232	$—	$306	$—	$1,337
Ending balance: collectively evaluated for impairment	$1,492	$4,397	$625	$—	$1,210	$64	$7,788

Note 1-There is no additional imp[airment recognized on PCI loans subsequent to acquisition.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Allowance for Credit Losses
	For the Year Ended December 31, 2011
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
Allowance for credit losses	& industrial	Real Estate	Construction	family	4 family	Consumer	Total
Beginning balance	$2,102	$3,787	$1,999	578	$971	$87	$9,524
Charge-offs	(651)	(621)	(100)	—	—	(74)	(1,446)
Recoveries	27	5	36	—	—	1	69
Provision	140	1,574	(764)	93	621	86	1,750
Ending balance	$1,618	$4,745	$1,171	$671	$1,592	$100	9,897

Ending balance: individually evaluated for impairment	$428	$530	$214	$197	$200	$—	1,569

Ending balance: collectively evaluated for impairment	$1,190	$4,215	$957	$474	$1,392	$100	8,328

	Recorded Investment in Loans at December 31, 2012

(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$55,564	$303,860	$18,946	$58,004	$112,719	$1,824	$550,917

Ending balance: individually evaluated for impairment	$4,167	$16,099	$681	$-	$4,771	$—	$25,718

Ending balance: collectively evaluated for impairment	$51,397	$287,761	$18,265	$58,004	$107,948	$1,824	$525,199

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Recorded Investment in Loans at December 31, 2011
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$43,074	$257,413	$28,229	$36,369	$86,322	$2,335	453,742

Ending balance: individually evaluated for impairment	$8,807	$11,753	$7,818	$3,283	$3,313	$—	34,974

Ending balance: collectively evaluated for impairment	$34,267	$245,660	$20,411	$33,086	$83,009	$2,335	418,768

(7)           Foreclosed Assets
A summary of the activity in the balance of foreclosed assets follows:

	Year ended December 31,
(Dollar amounts in thousands)	2012	2011	2010
Beginning balance, net	$2,747	$6,680	$7,320
Additions/trasnsfers from loans	4,863	622	4,617
Disposition/sales	(932)	(4,012)	(4,933)
Valuation adjustments	(28)	(543)	(324)
Ending balance, net	$6,650	$2,747	$6,680
Ending valuation allowance	$(1,965)	$(2,041)	$(2,155)
Ending number of foreclosed assets	5	4	5
Proceeds from sale of foreclosed assets	$932	$4,078	$4,300
Gain on sale of foreclosed assets	$6	$66	$132

(8)           Related Party Transactions
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

(Dollar amounts in thousands)	2012	2011
Balance, beginning of year	$21,573	$11,123
Additions	6,358	15,513
Repayments	(17,706)	(5,063)
Balance, end of year	$10,225	$21,573

Related party deposits	$2,682	$1,933

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(9)           Bank Premises, Equipment, and Leasehold Improvements
Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2012	2011
Buildings	$10,453	$10,261
Equipment & furniture	9,543	10,224
Leasehold improvements	1,519	1,477
	21,515	21,962
Accumulated depreciation and amortization	(14,137)	(14,063)
	7,378	7,899
Land	5,328	5,328
	$12,706	$13,227

Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010 was $1,415,000, $1,487,000 and $1,509,000, respectively.

(10)         Deposits
The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $122,734,000 and $67,773,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)

Year ending December 31:
2013	$138,896
2014	22,753
2015	6,989
2016	446
2017	1,982
$171,066

(11)         Federal Home Loan Bank Advances
As of December 31, 2012, there were $1,220,000 Federal Home Loan Bank (“FHLB”) borrowings outstanding. There were none at December 31, 2011.

At December 31, 2012, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $205,115,000, of which the entire amount was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(12)         Commitments and Contingencies
Operating Lease Commitments
The Bank leases a portion of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates.

The minimum rental commitments under the operating leases as of December 31, 2012 are as follows:

(Dollars in thousands)

Year ending December 31:
2013	$708
2014	364
2015	370
2016	378
2017	392
Thereafter	1,884
$4,096

Total rent expense for operating leases was $1,025,000, $846,000 and $641,000, in 2012, 2011, and 2010, respectively.

Legal Commitments
The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits does not expect to have a material effect on the Bank’s financial condition or results of operations.

(13)         Salary Deferral Plan
The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the FNB Bancorp Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law, and the Bank’s contribution is discretionary. Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees wages as a profit sharing contribution. The Bank’s accrued contribution to the Plan for the years ended December 31, 2012, 2011, and 2010 was $371,000, $308,000 and $294,000,  respectively.

(14)         Salary Continuation and Deferred Compensation Plans
The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2012, 2011, and 2010 was $371,000, $250,000 and $212,000,  respectively.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Accrued compensation payable under the salary continuation plan totaled $2,060,000 and $1,818,000 at December 31, 2012 and 2011, respectively. The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2012 and 2011, the related liability included in accrued expenses and other liabilities was $785,000 and $620,000, respectively.

(15)        Preferred Stock
Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Capital Purchase Program. The Preferred Stock consisted of two issues, Series A and Series B. The Series A and Series B Preferred Stock were both carried at liquidation value less discounts received plus premiums paid that were amortized over the expected timeframe that the Preferred Shares would be outstanding using the level yield method. The Series A and Series B Preferred Stock must have been redeemed after ten years. The Series A Preferred Stock carried a dividend yield of 5% for the first five years. Beginning in year six, the dividend increased to 9% and continued at this rate until repaid. The Series B Preferred Stock carried a 9% dividend until repaid. Allocation of proceeds between the two issues was done in such a manner that the blended level yield of both issues was 6.83% to the expected repayment date, which was anticipated to be three years from the date of issue. Operating restrictions related to the preferred stock are documented on the U. S. Department of the Treasury’s website and include restrictions on dividend payments and executive compensation, the establishment of the requirement that the Preferred Stock be repaid first with the proceeds from any future capital offering before any other use of the proceeds was allowed, establishment of additional reporting requirements related to lending activity of the Bank during the time the Preferred Stock was outstanding, and the execution of documents that allowed the U. S. Department of the Treasury to add or change the conditions related to the issuance of the Preferred Stock unilaterally, at their discretion. In addition, beginning in the second quarter of 2010, the Company was required to obtain regulatory approval from the Office of the Comptroller of the Currency before TARP dividends could be paid. On September 15, 2011, the Series A and Series B Preferred Stock was redeemed by the Company. The redemption was funded by the issuance of $12,600,000 in Series C Preferred Stock to the U. S. Treasury as part of their Small Business Lending Fund.

On September 15, 2011, the Company issued Preferred Stock as part of the Treasury’s Small Business Lending Fund (“SBLF”) as Preferred Stock – Series C – Non-Cumulative. The initial dividend rate is five percent. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent. If lending does not increase in the first two years, the dividend rate will increase to seven percent. After 4.5 years, the dividend rate will increase to nine percent if the Company has not repaid the SBLF funding.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(16)         Income Taxes
The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2012	2011	2010
Current:
Federal	$467	$1,201	$605
State	1,449	675	153
	$1,916	$1,876	$758

Deferred:
Federal	$420	$(75)	$314
State	(691)	(233)	155
	(271)	(308)	469
	$1,645	$1,568	$1,227

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2012	2011	2010
Statutory rates	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt Income for federal purposes	(9.0%)	(11.3%)	(10.5%)
State taxes on income, net of federal benefit	4.1%	5.0%	4.2%
Benefits from low income housing credits	(0.9%)	(4.8%)	(4.1%)
Tax benefits related to an acquisition	(13.5%)	—	—
Increase in the valuation reserve	0.8%	—	—
Other, net	0.2%	4.1%	1.5%
Effective tax rate	15.7%	27.0%	25.1%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The tax effect of temporary differences giving rise to the Bank’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011	2010

Deferred tax assets
Allowance for loan losses	$4,081	$4,378	$4,260
Accrued salaries and officers compensation	1,276	1,399	1,186
Capitalized interest on buildings	14	—	18
Expenses accrued on books, not yet deductible in tax return	2,065	2,039	1,688
Depreciation	501	565	763
Net operating loss carryforward	334	408	568
Tax credit carryforwards	1,185	820	886
Major purchase accounting adjustments	1,620	—	—
	11,076	9,609	9,369

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$2,698	$2283	$165
State income taxes	766	668	625
Core deposit intangible	91	87	131
Expenses and credits deducted on tax return, not on books	99	98	98
Total deferred tax liabilities	3,654	3,136	1,019

Net deferred tax asset before valuation allowance	7,422	6,473	8,350

Valuation allowance	(934)	(820)	(886)

Net deferred tax assets (included in other assets)	$6,488	$5,653	7,464

Management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income, with the exception of a portion of low income housing credit carry-forwards. The Bank has federal net operating loss carry-forwards resulting from the acquisition of Sequoia National Bank which expire in various tax years ending on December 31, 2013 through December 31, 2020, totaling $980,000 as of December 31, 2012. These losses are limited to approximately $469,000 per year under IRS regulations. All operating loss carry-forwards are expected to be utilized prior to their expiration. In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences, with the possible exception of our low income housing tax credit carry-forwards. The Company owns investments in low income housing tax credit (“LIHTC”) that had a book value of $1,701,000 as of December 31, 2012.  LIHTC investments are expected to have a fifteen year life and no residual value.  LIHTC tax benefits have value to the Company only to the extent that they offset income taxes created from otherwise taxable earnings generated by the Company. In the opinion of management, a valuation allowance of $934,000 and $820,000 was necessary as of December 31, 2012 and 2011, respectively. The valuation allowance is equivalent to 100% of the low income housing credit carry-forwards that existed as of December 31, 2012 and 2011.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(17)         Financial Instruments
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

(Dollars amounts in thousands)	December 31
	2012	2011
Financial instruments whose contract amounts represent credit risk:
Undisbursed loan commitments	$32,529	$30,302
Lines of credit	62,616	55,744
Mastercard/Visa lines	4,998	4,182
Standby letters of credit	2,409	2,462
	$102,552	$92,690

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2012, there were $2,397,000 issued in financial standby letters of credit. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2012 there were $12,000 issued in performance standby letters of credit. The terms of the guarantees will expire in 2013.   The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

(18)         Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value techniques used by the Company to determine such fair value.

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,280	$7,280	$—	$—
Obligations of U.S. Government agencies	72,260	—	72,260	—
Mortgage-backed securities	55,180	—	55,180	—
Obligations of states and political subdivisions	81,609	—	81,609	—
Corporate debt	18,616	—	18,616	—
Total assets measured at fair value	$234,945	$7,280	$227,665	$—

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,494	$—	$—	$2,494
Other real estate owned	4,710	—	—	4,710
Total impaired assets measured at fair value	$7,204	$—	$—	$7,204

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

A loan is considered impaired, if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as individually impaired, management measures impairment in accordance with the Financial Accounting Standards Board Accounting Standards Codification Section 820. In accordance with this guidance, impaired loans that have a specific allowance established based on the fair value of collateral require classification in the fair value hierarchy. The Bank records the impaired loans as nonrecurring and at Level 3 within the fair value hierarchy. If a loan becomes other real estate owned (“OREO”) property of the Bank, the OREO is valued at the lower of loan principal amount or the appraised valuation of the property at the time the loan is foreclosed upon.

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

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Undisbursed loan commitments, lines of credit, Mastercard line and standby letters of credit.

The fair value of these off-balance sheet  items are based on discounted cash flows of expected fundings.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2012 and 2011:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,861	$27,861	$27,861
Interest-bearing time deposits with financial institutions	$13,216	$13,216		$13,216
Securities available for sale	234,945	234,945	7,280	$227,665
Loans, net	550,917	547,740			$547,740
Accrued interest receivable	3,760	3,760		3,760

Financial liabilities:
Accrued interest payable	349	349		349
Deposits	768,352	769,043		769,043
Federal Home Loan Bank advances	1,220	1,221		1,221
Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit,
standby letters of credit and Mastercard lines of credit	—	1,026			1,026

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,474	$38,474	$38,474
Securities available for sale	187,664	187,664	12,634	$175,030
Loans, net	453,742	454,342			$454,342
Accrued interest receivable	3,614	3,614		3,614

Financial liabilities:
Accrued interest payable	299	299		299
Deposits	621,778	622,291		622,291

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit,
standby letters of credit and Mastercard lines of credit	—	945			945

 (19)       Significant Group Concentrations of Credit Risk
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

(20)         Regulatory matters
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
December 31, 2012, 2011 and 2010

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices.

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2012, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The consolidated actual capital amounts and ratios of the Company and the Bank are also presented in the following table:

						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2012:
Total risk-based capital
(to risk weighted assets)
Consolidated Company	$94,556	14.65%	$5,163,468	≥	8.00%	$64,537	≥	n/a
Bank	$93,966	14.56%	$51,630	≥	8.00%	$64,537	≥	10.00%

Tier 1 capital (to risk
weighted assets)
Consolidated Company	$86,476	13.40%	$2,581,373	≥	4.00%	$38,716	≥	n/a
Bank	$85,886	13.31%	$25,811	≥	4.00%	$38,716	≥	6.00%

Tier 1 leverage capital (to
total average assets)
Consolidated Company	$86,476	9.75%	$3,547,733	≥	4.00%	$44,363	≥	n/a
Bank	$85,886	9.68%	$3,549,008	≥	4.00%	$44,363	≥	5.00%

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

			For capital adequacy			To be well capitalized under prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2011:
Total risk-based capital
(to risk weighted assets)
Consolidated Company	$87,636	16.53%	$46,958	≥	8.00%	$53,023	≥	n/a
Bank	$87,169	16.44%	$46,960	≥	8.00%	$53,023	≥	10.00%

Tier 1 capital (to risk
weighted assets)
Consolidated Company	$80,967	15.27%	$23,692	≥	4.00%	$31,818	≥	n/a
Bank	$80,500	15.18%	$23,555	≥	4.00%	$31,818	≥	6.00%

Tier 1 leverage capital (to
total average assets)
Consolidated Company	$80,967	11.21%	$30,786	≥	4.00%	$36,099	≥	n/a
Bank	$80,500	11.15%	$30,784	≥	4.00%	$36,099	≥	5.00%

(21)        Stock Option Plans
In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan approved by the shareholders of First National Bank at the 1997 Annual Meeting on October 15, 1997. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2012 to grant options to employees covering 255,417 shares.

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2012, 2011, and 2010 was $210,000, $293,000 and $168,000, respectively. There was no income tax benefit related to stock option exercises for the years ended December 31, 2012, 2011 and 2010.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2012 was $382,000, and the weighted average period it will be amortized over is 2.7 years. There were no options granted in 2012. The assumptions for options granted in 2011 were as follows: dividend yield of 1.46% for the year; risk-free interest rate of 3.08%; expected volatility of 47.78%; expected life of 8.8 years.  This resulted in a weighted average fair value of $6.68 per share. There were no options granted in 2010.

A summary of option activity under the 2008 FNB Bancorp Plan as of December 31, 2012 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000’s)
Outstanding at January 1, 2012	225,793	$9.15
Granted	—	—
Exercised	(14,493)	$8.57		$106
Forfeited or expired	—	—
Outstanding at December 31, 2012	211,300	$9.19	7.0	$1,978
Exercisable at December 31, 2012	117,206	$8.58	6.6	$1,169

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2012	2011	2010
Options outstanding	211,300	225,793	162,145
Range of exercise prices	$6.44-$12.43	$6.44-$12.43	$6.44-$9.68
Weighted average remaining contractual life	7.0	8.0	8.4
Fully vested options	117,206	91,094	60,184
Weighted average exercise price	$6.44-$12.43	$6.44-$12.43	$6.44-$9.68
Aggregate intrinsic value	$1,169,101	$298,168	$70,143
Weighted average remaining contractual life (in years)	6.5	7.0	8.3

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2012 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000’s)
Outstanding at January 1, 2012	245,185	$20.38
Granted	—	—
Exercised	(2,689)	$15.35
Forfeited or expired	(32,969)	$16.08
Outstanding at December 31, 2012	209,527	$21.12	2.4	$132
Exercisable at December 31, 2012	209,527	$21.12	2.4	$132

The following supplemental information applies to the three years ended December 31:

2002 FNB Bancorp Plan
	2012	2011	2010
Options outstanding	209,527	245,185	245,185
Range of exercise prices	$15.35-$25.76	$15.35-$25.76	$15.35-$25.76
Weighted average remaining contractual life	2.4	3.0	4.0
Fully vested options	209,527	240,065	225,611
Weighted average exercise price	$15.35-$25.76	$15.35-25.76	$15.35-$25.76
Aggregate intrinsic value	$132,040	$0	$0
Weighted average remaining contractual life (in years)	2.4	3.0	3.8

A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2012 and changes during the year then ended is presented below.

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Weighted-
Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000’s)
Outstanding at January 1, 2012	28,677	$22.76
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2012	28,677	$22.76	4.5	$0
Exercisable at December 31, 2012	28,677	$22.76	4.5	$0

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
	2012	2011	2010
Options outstanding	28,677	28,677	50,099
Range of exercise prices	$22.76-$22.76	$22.76-$22.76	$13.95-$22.76
Weighted average remaining contractual life	4.5	5.5	3.9
Fully vested options	28,677	22,940	38,627
Weighted average exercise price	$22.76-$22.76	$22.76-$22.76	$13.95-$22.76
Aggregate intrinsic value	$0	$0	$0
Weighted average remaining contractual life (in years)	4.5	5.5	3.2

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(22)         Quarterly Data (Unaudited)

	2012

(Dollars in thousands)	First	Second	Third	Fourth
Interest income	$7,882	$7,878	$8,355	$9,408
Interest expense	684	653	663	727
Net interest income	7,198	7,225	7,692	8,681
Provision for loan losses	400	400	400	633
Net interest income, after provision for loan losses	6,798	6,825	7,292	8,048

Non-interest income	1,920	1,415	4,770	1,119
Non-interest expense	7,053	6,498	6,631	7,557
Income before income taxes	1,665	1,742	5,431	1,610
Provision for income taxes	377	514	490	264
Net earnings	1,288	1,228	4,941	1,346
Dividends and discount accretion on preferred stock	186	157	158	157
Net earnings available to common shareholders	$1,102	$1,071	$4,783	$1,189

Basic earnings per share	$0.30	$0.29	$1.30	$0.32
Diluted earnings per share	$0.30	$0.29	$1.27	$0.32

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2011

(Dollars in thousands)	First	Second	Third	Fourth
Interest income	$8,219	$8,270	$8,241	$8,167
Interest expense	884	857	842	744
Net interest income	7,335	7,413	7,399	7,423
Provision for loan losses	450	400	450	450
Net interest income, after provision for loan losses	6,885	7,013	6,949	6,973

Non-interest income	1,013	1,389	1,367	1,310
Non-interest expense	6,748	6,772	6,783	6,771
Income before income taxes	1,150	1,630	1,533	1,512
Provision for income taxes	347	450	344	427
Net earnings	803	1,180	1,189	1,085
Dividends and discount accretion on preferred stock	214	214	372	—
Net earnings available to common shareholders	$589	$966	$817	$1,085

Basic earnings per share	$0.16	$0.26	$0.22	$0.29
Diluted earnings per share	$0.16	$0.26	$0.22	$0.29

There may be rounding differences between the sum of the four quarters presented and the annual amounts used throughout the annual report.

(23)        Condensed Financial Information of Parent Company
The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31,  as follows:

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

FNB Bancorp	Condensed balance sheets
(Dollars in thousands)	2012	2011
Assets:
Cash and due from banks	$512	$574
Investments in subsidiary	94,768	86,606
Income tax receivable from subsidiary	49	7
Dividend receivable from subsidiary	296	211
Other assets	50	19
Total assets	$95,675	$87,417
Liabilities:
Dividend declared	$296	$211
Other liabilities	21	10
Total liabilities	317	221
Stockholders'equity	95,358	87,196
Total liabilities and stockholders' equity	$95,675	$87,417

FNB Bancorp	Condensed statements of earnings
(Dollars in thousands)	2012	2011	2010
Income:
Dividends from subsidiary	$1,279	$1,269	$1,249
Other income	—	—	2
Total income	1,279	1,269	1,251
Expense:
Other expense	85	64	6
Total expense	85	64	6
Income before income taxes and equity in undistributed earnings of subsidiary	1,194	1,205	1,245
Income tax benefit	(41)	(2)	—
Income before equity in undistributed earnings of subsidiary	1,235	1,207	1,245
Equity in undistributed earnings of subsidiary	7,568	3,050	2,420
Net earnings	8,803	4,257	3,665
Dividends and discount accretion on preferred stock	658	800	853
Net earnings available to common shareholders	$8,145	$3,457	$2,812

FNB BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

FNB Bancorp	Condensed statement of cash flows
(Dollars in thousands)	2012	2011	2010
Net earnings	$8,803	$4,257	$3,665
Income tax (receivable from) subsidiary	(42)	1	1
Options expense (payable to) receivable from subsidiary	—	(215)	215
Accounts payable reimbursed by bank	—	—	5
Net increase in other assets	(31)	—	(8)
Net (decrease) increase in other liabilities	11	—	(5)
Undistributed earnings of subsidiary	(7,568)	(3,050)	(2,420)
Stock-based compensation expense	210	293	168
Cash flows from operating activities	1,383	1,286	1,621
Repayment of capital purchase program	—	(12,600)	—
Small Business Lending Fund funds received	—	12,600	—
Stock options exercised, including tax benefits of $30 in 2012, none in 2011 and 2010	181	11	2
Cash dividends paid on common stock	(968)	(568)	(646)
Cash dividends on preferred stock series A,B,C	(658)	(545)	(654)
Cash flows provided by financing activities	(1,445)	(1,102)	(1,298)
Net (decrease) A30increase in cash	(62)	184	323
Cash, beginning of year	574	390	67
Cash, end of year	$512	$574	$390

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued by COSO was effective as of December 31, 2012.

Date: April 1, 2013

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14.

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

10.54	Lease Assumption and underlying lease agreement for the Guam Branch Office.

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (principal financial officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

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

FNB BANCORP

Dated: April 1, 2013	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on  the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot		April 1, 2013
Lisa Angelot	Chairwoman of the Board of Directors

/s/ Thomas C. McGraw		April 1, 2013
Thomas C. McGraw	Director, Chief Executive Officer

/s/ David A. Curtis		April 1, 2013
David A. Curtis	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas G. Atwood, D. D. S.		April 1, 2013
Thomas G. Atwood, D. D. S.	Director

/s/ Ronald R. Barels, D.D.S.		April 1, 2013
Ronald R. Barels, D.D.S.	Director

/s/ Merrie Turner Lightner		April 1, 2013
Merrie Turner Lightner	Director

/s/ Michael Pacelli		April 1, 2013
Michael Pacelli	Director

/s/ Edward J. Watson		April 1, 2013
Edward J. Watson	Director and Secretary

/s/ Jim D. Black		April 1, 2013
Jim D. Black	Director and President

/s/ Anthony J. Clifford		April 1, 2013
Anthony J. Clifford	Director and Executive Vice President and Chief Operating Officer