Form 10-Q
period 2013-03-31
FNB BANCORP/CA/
filed 2013-05-15
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 2, 2013: 3,511,252 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

Assets	March 31,	December 31,
(Dollar amounts in thousands)	2013	2012

Cash and due from banks	$39,092	$27,861
Interest-bearing time deposits with financial institutions	9,713	13,216
Securities available-for-sale, at fair value	246,460	234,945
Loans, net of deferred loan fees and allowance for loan losses of $9,357 and $9,124 on March 31, 2013 and December 31, 2012	546,278	541,563
Bank premises, equipment, and leasehold improvements, net	12,634	12,706
Bank-owned life insurance, net	11,880	11,785
Other equity securities	5,338	5,464
Accrued interest receivable	3,751	3,760
Other real estate owned, net	6,668	6,650
Goodwill	1,841	1,841
Prepaid expenses	1,116	1,372
Other assets	12,707	14,177
Total assets	$897,478	$875,340

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$181,615	$178,384
Demand, interest bearing	73,896	75,465
Savings and money market	372,112	343,437
Time	162,802	171,066
Total deposits	790,425	768,352

Federal Home Loan Bank advances	502	1,220
Accrued expenses and other liabilities	10,682	10,410
Total liabilities	801,609	779,982

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 12,600 shares (liquidation preference of $1,000 per share)	12,600	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,737,708 shares at March 31, 2013 and 3,698,612 shares at December 31, 2012	53,090	52,610
Retained earnings	26,754	26,280
Accumulated other comprehensive income, net of tax	3,425	3,868
Total stockholders’ equity	95,869	95,358
Total liabilities and stockholders’ equity	$897,478	$875,340

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three months ended
	March 31,
(Dollar amounts in thousands, except per share amounts)	2013	2012
Interest income:
Interest and fees on loans	$8,158	$6,755
Interest on taxable securities	684	613
Interest on tax-exempt securities	506	514
Total interest income	9,348	7,882
Interest expense:
Deposits	682	684
Total interest expense	682	684
Net interest income	8,666	7,198
Provision for loan losses	600	400
Net interest income after provision for loan losses	8,066	6,798
Noninterest income:
Service charges	659	752
Credit card fees	7	153
Gain on sale of available-for-sale securities	42	484
Bank-owned life insurance policy earnings	95	467
Other income	222	64
Total noninterest income	1,025	1,920
Noninterest expense:
Salaries and employee benefits	4,416	3,774
Occupancy expense	962	600
Equipment expense	398	446
Professional fees	363	588
FDIC assessment	180	180
Acquisition related expense	—	175
Telephone, postage and supplies	437	278
Operating losses	14	108
Advertising	172	85
Bankcard expenses	1	156
Data processing expense	156	138
Low income housing expense	110	69
Surety insurance	54	62
Diectors expense	63	63
Other real estate owned expense	50	36
Loss on sale of other real estate owned	—	5
Other expense	363	290
Total noninterest expense	7,739	7,053
Earnings before income tax expense	1,352	1,665
Income tax expense	422	377
Net earnings	930	1,288
Dividends and discount accretion on preferred stock	(158)	(186)
Net earnings available to common stockholders	$772	$1,102

Earnings per share data:
Basic	$0.21	$0.30
Diluted	$0.20	$0.30

Weighted average shares outstanding:
Basic	3,714,000	3,686,000
Diluted	3,807,000	3,726,000

See accompanying notes to consolidated financial statements.

4

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2013	2012
Net earnings	$930	$1,288
Unrealized holding (loss) gain on available-for-sale securities	(418)	17
Reclassification adjustment for gain on available-for-sale of $17 and $198, respectively	(25)	(285)
Total comprehensive earnings	$487	$1,020

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31
	2013	2012
Cash flow from operating activities:
Net earnings	$930	$1,288
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(42)	(484)
Depreciation, amortization and accretion	915	807
Loss on sale of other real estate owned	—	5
Stock-based compensation expense	45	62
Earnings on bank owned life insurance	(95)	(91)
Provision for loan losses	600	400
Decrease in accrued interest receivable	9	37
Decrease in prepaid expense	256	263
Decrease (increase) in other assets	1,470	(2,464)
Increase in accrued expenses and other liabilities	579	587
Net cash provided by operating activities	4,667	410

Cash flows from investing activities
Purchase of securities available-for-sale	(24,988)	(32,929)
Proceeds from matured/called/sold securities available-for-sale	12,163	14,835
Investment, net of redemption, in other equity securities	126	28
Redemption of time deposits of other banks	3,503	—
Proceeds from sale of other real estate owned	—	832
Net investment in other real estate owned	(18)	(10)
Net increase in loans	(5,315)	(3,981)
Increase in bank-owned life insurance	—	(1,879)
Purchases of bank premises, equipment, leasehold improvements	(241)	(187)
Net cash used in investing activities	(14,770)	(23,291)

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31
	2013	2012
Cash flows from financing activities
Net increase in demand and savings deposits	30,337	30,860
Net decrease in time deposits	(8,264)	(947)
Decrease in FHLB advances	(718)	—
Dividends paid on common stock	(298)	(211)
Exercise of stock options	435	9
Dividends paid on preferred stock series C	(158)	(186)
Net cash provided by financing activities	21,334	29,525
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,231	6,644
Cash and cash equivalents at beginning of period	27,861	38,474
Cash and cash equivalents at end of period	$39,092	$45,118

Additional cash flow information:
Interest paid	672	700
Income taxes paid	—	930

Non-cash investing and financing activities:
Accrued dividends	139	210
Change in unrealized gain in available for-sale securities, net of tax	(443)	(268)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo and San Francisco counties, and the island of Guam .

All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2012. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The amount of compensation expense for options recorded in the quarters ended March 31, 2013 and 2012 was $45,000 and $62,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended March 31, 2013 and 2012, respectively.

The intrinsic value for options exercised during the quarters ended March 31, 2013 March 31, 2012 was $341,000 and $3,000, respectively. The intrinsic value of options exercisable during the quarter ended March 31, 2013 and March 31, 2012 was $1,260,000 and $509,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2013 was $845,000, and the weighted average period over which it will be amortized is 3.9 years.

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

Earnings per share have been computed based on the following :

(Dollar amounts in thousands)	Three months ended
	March 31,
	2013	2012
Net earnings	$930	$1,288
Dividends and discount accretion on preferred stock	(158)	(186)
Net earnings available to common shareholders	$772	$1,102

Average number of shares outstanding	3,714,000	3,686,000
Effect of dilutive options	93,000	40,000
Average number of shares outstanding used to calculate diluted earnings per share	3,807,000	3,726,000

Anti dilutive options that were excluded from the calculation totaled 257,755 and 418,505 in 2013 and 2012, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
March 31, 2013
U.S. Treasury securities	$9,190	$122	$—	$9,312
Obligations of U.S. government agencies	73,865	1,072	(13)	74,924
Mortgage-backed securities	56,336	1,096	(350)	57,082
Obligations of states and political subdivisions	79,132	3,440	(108)	82,464
Corporate debt	22,131	549	(2)	22,678
	$240,654	$6,279	$(473)	$246,460
December 31, 2012:
U.S. Treasury securities	$7,145	$135	$—	$7,280
Obligations of U.S. government agencies	71,061	1,206	(7)	72,260
Mortgage-backed securities	53,934	1,383	(137)	55,180
Obligations of states and political subdivisions	78,147	3,515	(53)	81,609
Corporate debt	18,103	535	(22)	18,616
	$228,390	$6,774	$(219)	$234,945

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2013 and December 31, 2012, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31,2013
Obligations of U.S. Government agencies	$7,082	$(13)	$—	$—	$7,082	$(13)
Mortgage-backed securities	22,339	(350)	—	—	22,339	(350)
Obligations of states and political subdivisions	9,616	(108)	—	—	9,616	(108)
Corporate debt	2,494	—	498	(2)	2,992	(2)
Total	$41,531	$(471)	$498	$(2)	$42,029	$(473)

		Less than		12 Months
(Dollar amounts in thousands)	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012:
Obligations of U.S. government agencies	$4,093	$(7)	$—	$—	$4,093	$(7)
Mortgage-backed securities	8,580	(137)	—	—	8,580	(137)
Obligations of states and political subdivisions	8,492	(53)	—	—	8,492	(53)
Corporate debt	—	—	478	(22)	478	(22)
Total	$21,165	$(197)	$478	$(22)	$21,643	$(219)

At March 31, 2013 and December 31, 2012, there was one security in an unrealized loss position for greater than 12 consecutive months. There were no securities in an unrealized loss position twelve months or less at March 31, 2013.Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2013 and 2012.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2013 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2013:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$12,778	$12,877
Due after one through five years	90,654	92,847
Due after five years through ten years	101,120	103,425
Due after ten years	36,102	37,311
	$240,654	$246,460

For the three months ended March 31, 2013 and March 31, 2012, respectively, gross realized gains amounted to $42,000 and $488,000, on securities sold or called of $3,928,000 and $11,031,000, respectively. For the three months ended March 31, 2013, there were no gross realized losses. For the three months ended March 31, 2012, gross realized losses amounted to $4,000 on securities sold of $1,037,000.

At March 31, 2013, securities with an amortized cost of $77,213,000 and fair value of $79,330,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2013 and December 31, 2012:

				Total
	FNB			Balance
	Bancorp			March 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2013
Commercial real estate	$263,125	$42,399	$1,380	$306,904
Real estate construction	16,593	3,579	405	20,577
Real estate multi-family	39,497	18,734	—	58,231
Real estate 1 to 4 family	104,343	12,910	—	117,253
Commercial & industrial	38,499	12,614	—	51,113
Consumer loans	1,779	—	—	1,779
Gross loans	463,836	90,236	1,785	555,857
Net deferred loan fees	(222)	—	—	(222)
Allowance for loan losses	(9,357)	—	—	(9,357)
Net loans	$454,257	$90,236	$1,785	$546,278

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2012
Commercial real estate	$254,449	$48,009	$1,402	$303,860
Real estate construction	14,866	3,594	486	18,946
Real estate multi-family	39,176	18,828	—	58,004
Real estate 1 to 4 family	97,329	15,390	—	112,719
Commercial & industrial	42,847	12,717	—	55,564
Consumer loans	1,824	—	—	1,824
Gross loans	450,491	98,538	1,888	550,917
Net deferred loan fees	(230)	—	—	(230)
Allowance for loan losses	(9,124)	—	—	(9,124)
Net loans	$441,137	$98,538	$1,888	$541,563

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired.

Allowance for Credit Losses

For the Three Months Ended March 31, 2013

(Dollar amounts in thousands)

	Commercial &	Commercial	Real Estate	Real Estate Multi	Real Estate 1 to
	industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124
Charge-offs	—	(239)	(81)	—	(119)	(1)	(440)
Recoveries	70	2	—	—	1	—	73
Provision	(368)	355	(123)	281	464	(9)	600
Ending balance	$1,577	$4,930	$653	$281	$1,862	$54	$9,357

Ending balance: individually evaluated for impairment	$261	$152	$19	$—	$323	$—	$755
Ending balance: collectively evaluated for impairment	$1,316	$4,778	$634	$281	$1,539	$54	$8,602

Recorded Investment in Loans at March 31, 2013

(Dollar amounts in thousands)

	Commercial &	Commercial	Real Estate	Real Estate Multi	Real Estate 1 to
	industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$51,113	$306,904	$20,577	$58,231	$117,253	$1,779	$555,857

Ending balance: individually evaluated for impairment	$3,924	$16,032	$199	$3,405	$4,018	$—	$27,578

Ending balance: collectively evaluated for impairment	$47,189	$290,872	$20,378	$54,826	$113,235	$1,779	$528,279

Allowance for Credit Losses

For the Three Months Ended March 31, 2012

(Dollar amounts in thousands)

	Commercial &		Real Estate	Multi	1 to
	industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,175)	(738)	—	—	(109)	(3)	(2,025)
Recoveries	1	2	—	—	9	3	15
Provision	1,184	(417)	(116)	(520)	306	(37)	400
Ending balance	$1,628	$3,592	$1,055	$151	$1,798	$63	8,287

Ending balance: individually evaluated for impairment	$506	$254	$211	$127	$142	$1	$1,241

Ending balance: collectively evaluated for impairment	$1,122	$3,338	$844	$24	$1,656	$62	$7,046

Recorded Investment in Loans at March 31, 2012

(Dollar amounts in thousands)

	Commercial &		Real Estate	Multi	1 to
	industrial	Commercial	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$46,649	$247,332	$28,034	$39,230	$92,188	$2,279	455,712

Ending balance: individually evaluated for impairment	$7,445	$9,641	$7,789	$3,262	$6,360	$10	34,507

Ending balance: collectively evaluated for impairment	$39,204	$237,691	$20,245	$35,968	$85,828	$2,269	421,205

	Impaired Loans-Originated
	At March 31, 2013

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,160	$2,310	$—	$2,182	$28
Commercial real estate construction	—	—	—	—	—
Commercial real estate	8,167	8,733	—	7,703	101
Residential- 1 to 4 family	1,344	1,446	—	1,347	18
Total	11,671	12,489	—	11,232	147

With an allowance recorded
Commercial & industrial	$1,764	$2,231	$261	$1,787	$3
Commercial real estate construction	—	—	—	—	—
Commercial real estate	5,174	5,413	152	5,304	57
Residential- 1 to 4 family	2,674	2,677	323	2,674	21
Total	9,612	10,321	736	9,765	81

Total
Commercial & industrial	$3,924	$4,541	$261	$3,969	$31
Commercial real estate construction	—	—	—	—	—
Commercial real estate	13,341	14,146	152	13,007	158
Residential - 1 to 4 family	4,018	4,123	323	4,021	39
Grand total	$21,283	$22,810	$736	$20,997	$228

		Impaired Loans -PNCI
		At March 31, 2013

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Real estate-multi family	$3,405	$3,532	$—	$3,534	$50
Commercial real estate	2,691	2,986	—	2,949	17
Residential - 1 to 4 family	—	—	—	—	—
Total	6,096	6,518	—	6,483	67

With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	199	200	19	200	—
Total	199	200	19	200	—

Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	199	200	19	200	—
Real estate-multi family	3,405	3,532	—	3,534	50
Commercial real estate	2,691	2,986	—	2,949	17
Grand total	$6,295	$6,718	$19	$6,683	$67

	Impaired Loans -Originated
	At December 31, 2012

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial & industrial	$2,202	$2,338	$—	$2,298	$120
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	7,238	7,804	—	1,097	59
Residential- 1 to 4 family	1,052	1,147	—	1,065	55
Total	10,492	11,289	—	10,647	567

With an allowance recorded
Commercial & industrial	$1,965	$2,427	$384	$2,328	$30
Commercial real estate construction	—	—	—	—	—
Commercial real estate	5,433	5,433	415	5,685	240
Residential- 1 to 4 family	3,719	3,722	306	3,283	150
Total	11,117	11,582	1,105	11,296	420

Total
Commercial & industrial	$4,167	$4,765	$384	$4,626	$150
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	12,671	13,237	415	6,782	299
Residential - 1 to 4 family	4,771	4,869	306	4,348	205
Grand total	$21,609	$22,871	$1,105	$21,943	$987

		Impaired Loans -PNCI
		At December 31, 2012

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	—	—	—	—	—
Commercial real estate	3,428	3,776	—	3,777	27
Residential - 1 to 4 family	—	—	—	—	—
Total	3,428	3,776	—	3,777	27

With an allowance recorded
Commercial and industrial
Commercial real estate construction	$681	$798	$232	$798	$4
Commercial real estate	—	—	—	—	—
Residential - 1 to 4 family	—	—	—	—	—
Total	681	798	232	798	4

Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	681	798	232	798	4
Commercial real estate	3,428	3,776	—	3,777	27
Residential - 1 to 4 family	—	—	—	—	—
Grand total	$4,109	$4,574	$232	$4,575	$31

Nonaccrual loans totaled $12,791,000 and $12,474,000 as of March 31, 2013 and December 31, 2012. The difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	March 31,	December 31,
	2013	2012
Commercial & industrial	$2,397	$2,618
Real estate - construction	1,853	1,898
Commercial real estate	6,171	6,251
Real estate multi family	672	—
Real estate 1 to 4 family	1,698	1,707
Total	$12,791	$12,474

Interest income on impaired loans of $295,000 and $1,018,000 was recognized for cash payments received during the quarter ended March 31, 2013 and the year ended December 31, 2012, respectively. The amount of interest on impaired loans not collected for the quarter ended March 31, 2013 was $33,000, and the quarter ended March 31, 2012 was $413,000. The cumulative amount of unpaid interest on impaired loans was $2,972,000 and $2,230,000 as of March 31, 2013 and March 31, 2012, respectively. Total outstanding principal of troubled debt restructured as of March 31, 2013 was $5,433,000, of which $299,000 was residential loans, $4,935,000 was commercial real estate loans, and $199,000 was real estate construction loans. Total outstanding principal of troubled debt restructured loans at December 31, 2012 was $5,578,000, of which $2,723,000 was commercial loans, $1,409,000 was commercial real estate loans and $1,446,000 was real estate one to four family (residential).

Troubled Debt Restructurings

The Company reassessed all restructurings that occurred on or after the beginning of fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35.

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

As of March 31, 2013, there were no commitments for additional funding of troubled debt restructurings.

	Modifications
	As of March 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real Estate Construction	1	$199	$199
Real estate 1 to 4 family	1	299	299
Commercial real estate	3	4,935	4,935
Total	5	$5,433	$5,433

As of March 31, 2013, none of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	As of December 31, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	7	$2,723	$2,723
Real estate 1 to 4 family	3	1,446	1,446
Commercial real estate	3	1,409	1,409
Total	13	$5,578	$5,578

As of December 31, 2012, none of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	As of March 31, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial & industrial	5	$2,925	$2,925
Real estate 1 to 4 family	2	994	994
Commercial real estate	5	6,021	6,021
Real estate multi family	1	3,262	3,262
Total	13	13,202	13,202

As of March 31, 2012, none of these loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

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

Commercial Real Estate Loans – Multi-Family

Our multi-family commercial real estate loans are secured by multi-family properties located primarily in San Mateo and San Francisco Counties. These loans are made to investors where our primary source of repayment is from cash flows generated by the properties, through rent collections. The borrowers’ promissory notes are secured with recorded liens on the underlying properties. The borrowers would normally also be required to personally guarantee repayment of the loans. The bank uses conservative underwriting standards in reviewing applications for credit. Generally, our borrowers have multiple sources of income, so if cash flow generated from the property declines, at least in the short term, the borrowers can normally cover these short term cash flow deficiencies from their available cash reserves. Risk of loss to the Bank is increased when there are cash flow decreases sufficiently large and for such a prolonged period of time that loan payments can no longer be made by the borrowers.

Commercial Real Estate Loans – Other

Commercial Real Estate loans consist of loans secured by non-farm, non-residential properties, including, but not limited to industrial, hotel, assisted care, retail, office and mixed use buildings.

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

	Age Analysis of Past Due Loans
	As of March 31, 2013
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$777	18	2,286	3,081	260,044	263,125	—
Real estate construction	—	—	—	—	16,593	16,593	—
Real estate multi family	—	—	—	—	39,497	39,497	—
Real estate 1 to 4 family	602	195	653	1,450	102,893	104,343	—
Commercial & industrial	220	—	2,363	2,583	35,916	38,499	—
Consumer	1	—	—	1	1,778	1,779	—
Total	$1,600	$213	$5,302	$7,115	$456,721	$463,836	$—

							Recorded
							Investment >
Purchased							90 Days and
Not credit impaired							Accruing
Commercial real estate	$2,137	$—	$903	$3,040	$39,359	$42,399	—
Real estate construction	—	—	—	—	3,579	3,579	—
Real estate multi-family	—	—	—	—	18,734	18,734	—
Real estate 1 to 4 family	—	—	—	—	12,910	12,910	—
Commercial & industrial	—	900	—	900	11,714	12,614	—
Total	$2,137	$900	$903	$3,940	$86,296	$90,236	$—

							Recorded
							Investment >
							90 Days and
Credit impaired							Accruing
Commercial real estate	$—	$—	$—	$—	$1,380	$1,380	—
Real estate construction	—	—	405	405	—	405	—
Real estate multi-family	—	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Total	$—	$—	$405	$405	$1,380	$1,785	$—

	Age Analysis of Past Due Loans
	As of December 31, 2012
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$3,942	—	2,525	6,467	247,982	254,449	—
Real estate construction	—	—	—	—	14,866	14,866	—
Real estate multi family	—	—	—	—	39,176	39,176	—
Real estate 1 to 4 family	806	168	1,210	2,184	95,145	97,329	—
Commercial & industrial	18	44	2,619	2,681	40,166	42,847	—
Consumer	—	—	—	—	1,824	1,824	—
Total	$4,766	$212	$6,354	$11,332	$439,159	$450,491	$—

							Recorded
							Investment >
Purchased							90 Days and
Not credit impaired							Accruing
Commercial real estate	$690	$—	$2,212	$2,902	$45,107	$48,009	—
Real estate construction	—	—	1,411	1,411	2,183	3,594	—
Real estate multi-family	75	—	—	75	18,753	18,828	—
Real estate 1 to 4 family	—	119	—	119	15,271	15,390	—
Commercial & industrial	50	—	—	50	12,667	12,717	—
Total	$815	$119	$3,623	$4,557	$93,981	$98,538	$—

							Recorded
							Investment >
							90 Days and
Credit impaired							Accruing
Commercial real estate	$—	$—	$1402	$1402	$—	$1,402	—
Real estate construction	—	—	486	486	—	486	—
Real estate multi-family	—	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Total	$—	$—	$1,888	$1,888	$—	$1,888	$—

	Credit Quality Indicators
	As of March 31, 2013

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$258,914	$2,364	$1,847	$—	$263,125
Real estate construction	13,594	447	2,552	—	16,593
Real estate multi-family	39,497	—	—	—	39,497
Real estate 1 to 4 family	102,346	—	1,648	349	104,343
Commercial & industrial	35,695	—	2,699	105	38,499
Consumer loans	1,779	—	—	—	1,779
Totals	$451,825	$2,811	$8,746	$454	$463,836

Purchased
Not credit impaired
Commercial real estate	$25,270	$5,946	$11,183	$—	$42,399
Real estate construction	1,316	—	2,249	14	3,579
Real estate multi-family	18,734	—	—	—	18,734
Real estate 1 to 4 family	10,958	—	1,952	—	12,910
Commercial & industrial	12,614	—	—	—	12,614
Total	$68,892	$5,946	$15,384	$14	$90,236

Credit impaired
Commercial real estate					$1,380
Real estate construction					405
Total					$1,785

	Credit Quality Indicators
	As of December 31, 2012

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$249,991	$2,372	$2,086	$—	$254,449
Real estate construction	13,266	—	1,600	—	14,866
Real estate multi-family	39,176	—	—	—	39,176
Real estate 1 to 4 family	95,579	—	1,470	280	97,329
Commercial & industrial	39,446	—	2,564	837	42,847
Consumer loans	1,824	—	—	—	1,824
Totals	$439,282	$2,372	$7,720	$1,117	$450,491

Purchased
Not credit impaired
Commercial real estate	$30,600	$7,902	$9,507	$—	$48,009
Real estate construction	—	39	3,555	—	3,594
Real estate multi-family	18,828	—	—	—	18,828
Real estate 1 to 4 family	14,850	—	540	—	15,390
Commercial & industrial	12,717	—	—	—	12,717
Total	$76,995	$7,941	$13,602	$—	$98,538

Credit impaired
Commercial real estate					$1,402
Real estate construction					486
Total					$1,888

NOTE F – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2013	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$9,312	$9,312	$—	$—
Obligations of U.S. Government agencies	74,924	—	74,924	—
Mortgage-backed securities	57,082	—	57,082	—
Obligations of states and political subdivisions	82,464	—	82,464	—
Corporate debt	22,678	—	22,678	—
Total assets measured at fair value	$246,460	$9,312	$237,148	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,280	$7,280	$—	$—
Obligations of U.S. Government agencies	72,260	—	72,260	—
Mortgage-backed securities	55,180	—	55,180	—
Obligations of states and political subdivisions	81,609	—	81,609	—
Corporate debt	18,616	—	18,616	—
Total assets measured at fair value	$234,945	$7,280	$227,665	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2013, Using
Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,835	$—	$—	$2,835
Total impaired assets measured at fair value	$2,835	$—	$—	$2,835

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,494	$—	$—	$2,494
Other real estate owned	4,710	—	—	4,710
Total impaired assets measured at fair value	$7,204	$—	$—	$7,204

The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral or when the impaired loan has been written down to fair value require classification in the fair value hierarchy. If the fair value of the collateral is based on a non-observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 3. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank also records the impaired loans as nonrecurring Level 3.

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

The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the “market approach,” which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

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

Accrued Interest Receivable and Payable

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

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2013:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,092	$39,092	$39,092
Interest-bearing time deposits with financial institutions	$9,713	$9,911		$9,911
Securities available for sale	246,460	246,460	9,312	$237,148
Loans	555,857	547,211			$547,211
Accrued interest receivable	3,751	3,751		3,751

Financial liabilities:

Deposits	790,425	768,880		768,880
Federal Home Loan Bank advances	502	502		502
Accrued interest payable	360	360		360
Bank-owned life insurance	11,880	11,880			11,880
Other equity securities	5,338	5,338			5,338
Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,037			1,037

The carrying amount of loans include $12,791,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2013. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2012:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,861	$27,861	$27,861
Interest-bearing time deposits with financial institutions	$13,216	$13,216		$13,216
Securities available for sale	234,945	234,945	7,280	$227,665
Loans	550,917	547,740			$547,740
Accrued interest receivable	3,760	3,760		3,760

Financial liabilities:
Deposits	768,352	769,043		769,043
Federal Home Loan Bank advances	1,220	1,221		1,221
Accrued interest payable	349	349		349
Bank-owned life insurance	11,785	11,785			11,785
Other equity securities	5,464	5,464			5,464
Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,026			1,026

The carrying amount of loans include $12,474,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2012. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Recent Accounting Pronouncements

Accounting Standards Update 2013-01 “Balance Sheet” - (Topic 210). “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments apply as of January 1, 2013, or fiscal years beginning after this date. The amendments do not affect how earnings per share is calculated or presented. This ASU had no material impact when adopted.

Accounting Standards Update 2013-02 “Comprehensive Income” - (Topic 220). “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The amendments do not affect how earnings per share is calculated or presented. This ASU had no material impact when adopted.

Oceanic Bank Acquisition

On September 21, 2012, FNB Bancorp completed its acquisition of all of the outstanding stock of Oceanic Bank Holding, Inc. And Oceanic Bank, a California banking corporation and the Company’s wholly-owned subsidiary. Effective the same date, Oceanic Bank was merged into First National Bank of Northern California and Oceanic Bank Holding, Inc. was merged into FNB Bancorp.

The following table presents the Oceanic Bank acquisition presented at fair value as of the acquisition date, September 21, 2012:

September 21,
(Dollars in thousands)	2012
Assets acquired:

Cash and due from banks	$(1,278)
Investment securities, available for sale	13,387
Loans	103,194
Premises and equipment, net	12
Core deposit intangible	110
Other assets	2,504
Total assets acquired	$117,929

Liabilities and cxapital assumed:

Noninterest-bearing deposits	11,755
Borrowings	95,914
Other liabilities	6,097
Total liabilities and capital assumed	497
$114,263

The Company was able to record a bargain purchase gain related to this acquisition in the amount of $3,666,000. The bargain purchase gain is shown as a separate line item in the Company’s 2012 Consolidated Statement of Earnings.

Earnings Analysis

Net earnings for the quarter ended March 31, 2013 were $930,000, compared to net earnings of $1,288,000 for the quarter ended March 31, 2012, a decrease of $358,000, or 28%. Earnings before income tax expense for the quarter ended March 31, 2013 were $1,352,000, compared to $1,665,000 for the quarter ended March 31, 2012, a decrease of $313,000, or 19%. Net earnings available to common stockholders for the quarter ended March 31, 2013 were $772,000, compared to net earnings available to common stockholders of $1,102,000 for the quarter ended March 31, 2012, a decrease of $330,000, or 30%.

During the third quarter of 2012, the Company acquired Oceanic Bank Holding, Inc. and Oceanic Bank. Earnings related to this acquisition are nor included in the earnings for the quarter ended March 31, 2012. This acquisition was fully incorporated into the Company and the earnings from the assets and liabilities acquired are included in the Consolidated Statement of Earnings for the quarter ended March 31, 2013.

Net interest income for the quarter ended March 31, 2013 was $8,666,000, compared to $7,198,000 for the quarter ended March 31, 2012, an increase of $1,468,000, or 20%.

Basic and diluted earnings per share were $0.21 and $0.20, respectively, for the first quarter of 2013 compared to basic and diluted earnings per share of $0.30 for the first quarter of 2012.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,
	2013			2012
(Dollar amounts In thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$551,941	$8,158	5.99%	$452,565	$6,755	6.05%
Taxable securities (3)	166,101	684	1.67%	123,463	613	2.01%
Nontaxable securities (3)	74,160	674	3.69%	72,219	684	3.84%
Federal funds sold	14	—	—	—	—	—
Total interest earning assets	792,216	9,516	4.87%	648,247	8,052	5.04%

NONINTEREST EARNING ASSETS:
Cash and due from banks	42,254			47,236
Premises and equipment	12,709			13,106
Other assets	46,803			26,849
Total noninterest earning assets	101,766			87,191
TOTAL ASSETS	$893,982			$735,438

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$75,867	25	0.13%	$62,612	27	0.17%
Money market	293,050	364	0.50%	270,747	417	0.62%
Savings	66,561	33	0.20%	49,362	25	0.21%
Time deposits	167,164	260	0.63%	108,819	215	0.80%
FHLB advances	708	—	—	—	—	—
Total interest bearing liabilities	603,350	682	0.45%	491,540	684	0.56%

NONINTEREST BEARING LIABILITIES:
Demand deposits	184,867			145,542
Other liabilities	10,387			10,478
Total noninterest bearing liabilities	195,254			156,020

TOTAL LIABILITIES	798,604			647,560
Stockholders’ equity	95,378			87,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,982			$735,438

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,834	4.52%		$7,368	4.61%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $254,000 and $290,000 for the quarters ended March 31, 2013 and 2012, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $168,000 and $170,000 for the quarters ended March 31, 2013 and 2012, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The Net Interest Income and Average Balances table above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2013 and 2012. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. For the quarter ended March 31, 2013, average gross loans outstanding represented 70% of average earning assets. For the quarter ended March 31, 2012, they represented 70% of average earning assets.

The net interest margin on average interest earning assets for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 decreased from 4.61% to 4.52%, or 9 basis points. Average loans increased by $99,376,000 and average interest on the loan portfolio decreased from 6.05% to 5.99%. Interest income on total interest earning assets increased $1,464,000 or 18% on a tax equivalent basis. The growth in interest earning assets is primarily attributable to the acquisition of Oceanic Bank which occurred during the third quarter of 2012.

For the three months ended March 31, 2013, compared to the three months ended March 31, 2012, the cost on total interest bearing liabilities decreased from 0.56% to 0.45%, a decrease of 11 basis points. The principal source of deposit liabilities comes from interest bearing demand and money market deposits. Average money market deposits increased from $270,747,000 in the first quarter of 2012 to $293,050,000 during this same period during 2013, an increase of $22,303,000, or 8%. Our average money market deposit cost decreased from 0.62% to 0.50%, and the expense on these deposits decreased $53,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

TABLE 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Three months ended March 31,
	2013 compared to 2012
	Increase(decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$1,403	$(66)	$1,469
Taxable securities	71	(105)	176
Nontaxable securities (1)	(10)	(28)	18
Total	1,464	(199)	1,663
INTEREST BEARING LIABILITIES
Demand deposits	2	8	(6)
Money market	53	81	(28)
Savings	(8)	1	(9)
Time deposits	(45)	70	(115)
Total	2	160	(158)
NET INTEREST INCOME	$1,466	$(39)	$1,505

(1)	Includes tax equivalent adjustments of $168,000 and $170,000 in the three months ended March 31, 2013, and March 31, 2012, respectively.
(2)	Increases (decreases) shown are in relation to their effect on net interest income.

For the three month periods ended March 31, 2013 and 2012, respectively, the above table shows the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and (b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2013	2012	Amount	Percent
Service charges	$659	$752	$(93)	-12.4%
Credit card fees	7	153	(146)	-95.4%
Gain on available-for-sale securities	42	484	(442)	-91.3%
Bank owned life insurance policy earnings	95	467	(372)	-79.7%
Other income	222	64	158	246.9%
Total noninterest income	$1,025	1,920	$(895)	-46.6%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. The Bank service charges were down during the first quarter of 2013 when compared to the same period during 2012 due to a significant decrease in our overdraft fees. During the first quarter of 2013, the Bank sold $3,680,000 in investment securities for a pre-tax gain of $42,000. During the first quarter of 2012, the Company sold approximately $12,068,000 in investment securities at a pre-tax net gain of $484,000 or 4% of principal sold. The sale proceeds were invested in a variety of investment securities during the quarter.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2013	2012	Amount	Percent
Salaries and employee benefits	$4,416	$3,774	$642	17.0%
Occupancy expense	962	600	362	60.3%
Equipment expense	398	446	(48)	-10.8%
Professional fees	363	588	(225)	-38.3%
FDIC assessment	180	180	—	0.0%
Acquisition related expense	0	175	(175)	-100.0%
Telephone, postage & supplies	437	278	159	57.2%
Operating losses	14	108	(94)	-87.0%
Advertising expense	172	85	87	102.4%
Bankcard expenses	1	156	(155)	-99.4%
Data processing expense	156	138	18	13.0%
Low income housing expense	110	69	41	59.4%
Surety insurance	54	62	(8)	-12.9%
Directors expense	63	63	—	0.0%
Other real estate owned expense	50	36	14	38.9%
Loss on sale of other real estate owned	—	5	(5)	-100.0%
Other expense	363	290	73	25.2%
Total noninterest expense	$7,739	$7,053	$686	9.7%

Noninterest expense consists mainly of salaries and employee benefits. During the first quarter of 2012, the Company recorded a $75,000 pre-tax charge related to two employees whose positions were eliminated in conjunction with the sale of our Merchant Card business. For the three months ended March 31, 2013 compared to three months ended March 31, 2012, salaries and benefits represented 57% and 54% of total noninterest expenses. During the first quarter of 2013, the Bank’s occupancy expense increase is due to the acquired Oceanic Bank branches and a rebranding effort and the related signage changes. During the first quarter of 2013, the Bank recorded a one-time expense accrual related to the pending closure of our island of Guam office. In connection with this office closure, the Bank accrued $76,000 in anticipated severance payments and $276,000 in estimated future lease payments. During the first quarter of 2013, the Company recorded $200,000 in legal fees related to operational issues that occurred during the first quarter of 2012, which have subsequently been resolved in April. In addition, a $100,000 one-time insurance related loss was recorded during the first quarter of 2012.

Provision for Loan Losses

There was a provision for loan losses of $600,000 for the three-month period ended March 31, 2013 compared to a provision for loan losses of $400,000 for the same period in 2012.

The allowance for loan losses was $9,357,000 or 1.68% of total gross loans at March 31, 2013, compared to $9,124,000 or 1.66% of total gross loans at December 31, 2012. During the first quarter of 2013, $440,000 in loans were charged off, compared to $2,025,000 in the same period in 2012. Most of these loan charge-offs were fully reserved in prior periods. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged-off during the first quarter of 2013 were significantly lower than during the same time period during 2012, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis.

Income Taxes

The effective tax rate for the quarter ended March 31, 2013 was a 31.2% tax expense compared to a 22.6% tax expense for the quarter ended March 31, 2012. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in California Enterprise Zones. During the first quarter of 2012, the Company recognized a tax free gain on proceeds of life insurance of approximately $370,000 due to the passing of the Company’s former Chairman and CEO, Mike Wyman.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2013, are adequate to meet its operating needs in 2013 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $897,478,000 at March 31, 2013 from $875,340,000 at December 31, 2012, an increase of $22,138,000. The principal source of this increase was an increase of $11,515,000 in securities available for sale, an $11,231,000 increase in cash and due from banks, a $4,715,000 increase in net loans, offset by a $3,5034,000 decrease in interest-bearing time deposits with financial institutions, a decrease of $1,470,000 in other assets, and a decrease of $349,000 in remaining types of assets.

Loans. Gross loans (before net loan fees) at March 31, 2013 were $555,857,000, an increase of $4,940,000 or 0.90% from December 31, 2012. Gross commercial real estate loans increased $3,044,000, real estate construction loans increased $1,631,000, real estate multi- family loans increased $227,000, and real estate loans secured by 1 to 4 family residences increased $4,534,000, while commercial & industrial loans decreased $4,451,000, and consumer loans decreased by $45,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31		December 31
(Dollar amounts in thousands)	2013	Percent	2012	Percent
Commercial real estate	$306,904	56%	$303,860	56%
Real estate construction	20,577	4%	18,946	3%
Real estate multi family	58,231	10%	58,004	11%
Real estate 1 to 4 family	117,253	21%	112,719	20%
Commercial & industrial	51,113	9%	55,564	10%
Consumer loans	1,779	0%	1,824	0%
Gross loans	555,857	100%	550,917	100%
Net deferred loan fees	(222)	0%	(230)	0%
Total	$555,635	100%	$550,687	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2013, and March 31, 2012, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2013	March 31, 2012
Balance, beginning of period	$9,124	$9,897
Provision for loan losses	600	400
Recoveries	73	15
Amounts charged off	(440)	(2,025)
Balance, end of period	$9,357	$8,287

During the first quarter of 2013, there was a provision of $600,000, compared to $400,000 in the first quarter of 2012. The decrease in the provision was considered appropriate given the declining risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, and remain above historic norms.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2013. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2013, there was $19,459,000 in nonperforming assets, compared to $19,124,000 at December 31, 2012. Nonaccrual loans were $12,791,000 at March 31, 2013, compared to $12,474,000 at December 31, 2012. There were no loans past due 90 days and still accruing at either date.

There was $6,668,000 in Other Real Estate Owned at March 31, 2013, and $6,650,000 at December 31, 2012. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2013, were $790,425,000 compared to $768,352,000 on December 31, 2012. Of these totals, noninterest-bearing demand deposits were $181,615,000 or 23.0% of the total on March 31, 2013, and $178,384,000 or 23.2% on December 31, 2012. Time deposits were $162,802,000 on March 31, 2013, and $171,066,000 on December 31, 2012.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2013:

TABLE 7

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$13,953	$1,700	$15,653
Over three through six months	11,459	600	12,059
Over six through twelve months	11,134	1,600	12,734
Over twelve months	9,370	112,986	122,356
Total	$45,916	$116,886	$162,802

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2013 and December 31, 2012 for the Bank:

TABLE 8				Minimum “Well
	March 31,	December 31,		Capitalized”
Regulatory Capital Ratios	2013	2012		Requirements
Total Regulatory Capital Ratio	14.65%	14.56%	≥	10.00%
Tier 1 Capital Ratio	13.39%	13.31%	≥	6.00%
Leverage Ratios	9.89%	9.68%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2013, liquid assets were $295,265,000, or 32.9% of total assets. As of December 31, 2012, liquid assets were $276,022,000, or 31.5% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2013, and December 31, 2012, respectively, net loans were at 69% and 70% of deposits.

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

Item 1A.   Risk Factors

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2012 Form 10K.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

c)        ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended March 31, 2013. There were 10,457 shares remaining that may be repurchased under this Plan as of March 31, 2013.

Item 4.     Mine Safety Disclosures

   Not Applicable.

Item 6.     Exhibits

 Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications

32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 15, 2013.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

