Form 10-Q
period 2013-06-30
FNB BANCORP/CA/
filed 2013-08-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 3, 2013: 3,760,305 shares.

 FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollar amounts in thousands)	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$23,698	$27,861
Interest-bearing time deposits with financial institutions	8,473	13,216
Securities available-for-sale, at fair value	281,422	234,945
Loans, net of deferred loan fees and allowance for loan losses of $9,745 and $9,124 on June 30, 2013 and December 31, 2012	531,238	541,563
Bank premises, equipment, and leasehold improvements, net	12,699	12,706
Bank owned life insurance	11,975	11,785
Other equity securities	5,300	5,464
Accrued interest receivable	3,886	3,760
Other real estate owned, net	6,675	6,650
Goodwill	1,841	1,841
Prepaid expenses	718	1,372
Other assets	13,563	14,177
Total assets	$901,488	$875,340

Liabilities & Stockholders’ Equity
Deposits
Demand, noninterest bearing	$192,825	$178,384
Demand, interest bearing	76,544	75,465
Savings and money market	385,017	343,437
Time	148,414	171,066
Total deposits	802,800	768,352

Federal Home Loan Bank advances	501	1,220
Accrued expenses and other liabilities	8,096	10,410
Total liabilities	811,397	779,982

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 shares (liquidation preference of $1,000 per share)	9,450	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,760,305 shares at June 30, 2013 and 3,698,612 shares at December 31, 2012	53,682	52,610
Retained earnings	27,582	26,280
Accumulated other comprehensive earnings, net of tax	(623)	3,868
Total stockholders’ equity	90,091	95,358
Total liabilities and stockholders’ equity	$901,488	$875,340

See accompanying notes to consolidated financial statements.

3

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$8,020	$6,758	$16,178	$13,513
Interest on taxable securities	794	617	1,478	1,230
Interest on tax-exempt securities	503	503	1,009	1,017
Total interest income	9,317	7,878	18,665	15,760
Interest expense:
Deposits	639	653	1,321	1,337
Total interest expense	639	653	1,321	1,337
Net interest income	8,678	7,225	17,344	14,423
Provision for loan losses	510	400	1,110	800
Net interest income after provision for loan losses	8,168	6,825	16,234	13,623
Noninterest income:
Service charges	676	744	1,335	1,496
Credit card fees	3	155	10	308
Net gain on sale of available-for-sale securities	73	325	115	809
Bank owned life insurance earnings	94	111	189	578
Other income	287	80	509	144
Total noninterest income	1,133	1,415	2,158	3,335
Noninterest expense:
Salaries and employee benefits	4,312	3,645	8,728	7,419
Occupancy expense	846	598	1,808	1,198
Equipment expense	386	432	784	878
Professional fees	444	383	807	971
FDIC assessment	180	156	360	336
Acquisition expense	—	—	—	175
Telephone, postage and supplies	277	271	714	549
Operating losses (recoveries)	11	(56)	25	52
Advertising	121	91	293	176
Bankcard expenses	—	157	1	313
Data processing expense	170	138	326	276
Low income housing expense	109	70	219	139
Surety insurance	67	62	121	124
Directors expense	63	54	126	126
Other real estate owned expense	28	15	78	51
Gain on sale of other real estate owned	—	(9)	—	(4)
Other expense	371	491	734	772
Total noninterest expense	7,385	6,498	15,124	13,551
Earnings before provision for income tax expense	1,916	1,742	3,268	3,407
Provision for income tax expense	537	514	959	891
Net earnings	1,379	1,228	2,309	2,516
Dividends and discount accretion on preferred stock	172	157	330	343
Net earnings available to common stockholders	$1,207	$1,071	$1,979	$2,173

Earnings per share data:
Basic	$0.32	$0.29	$0.53	$0.59
Diluted	$0.32	$0.29	$0.52	$0.58
Weighted average shares outstanding:
Basic	3,729	3,690	3,722	3,688
Diluted	3,813	3,752	3,810	3,739

See accompanying notes to consolidated financial statements.

4

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$1,379	$1,228	$2309	$2516
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(4,005)	631	(4,423)	648
Reclassification adjustment for gain on available-for-sale securities sold, net of tax of $30 and $47 for three and six months ended June 30, 2013, and $133 and $332 for three and six months ended June 30, 2012, respectively	(43)	(192)	(68)	(477)
Total comprehensive earnings (loss)	$(2,669)	$1,667	$(2,182)	$2,687

See accompanying notes to consolidated financial statements.

5

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30
	2013	2012
Cash flow from operating activities:
Net earnings	$2,309	$2,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(115)	(809)
Depreciation, amortization and accretion	1,843	1,680
Gain on sale of other real estate owned	—	4
Stock-based compensation expense	121	121
Earnings on bank owned life insurance	(190)	(2,073)
Provision for loan losses	1,110	800
Increase in accrued interest receivable	(126)	(7)
Decrease in prepaid expense	654	498
Decrease (increase) in other assets	899	(800)
Increase in accrued expenses and other liabilities	431	800
Net cash provided by operating activities	6,936	2,730

Cash flows from investing activities
Purchase of securities available-for-sale	(77,996)	(43,995)
Proceeds from matured/called/sold securities available-for-sale	22,803	28,269
Investment, net of redemption, in other equity securities	164	5
Redemption of time deposits of other banks	4,743	—
Proceeds from sale of other real estate owned	—	832
Net investment in other real estate owned	(25)	(13)
Net decrease (increase) in loans	9,215	(10,379)
Purchases of bank premises, equipment, leasehold improvements	(618)	(427)
Net cash used in investing activities	(41,714)	(25,708)

See accompanying notes to consolidated financial statements.

6

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30
	2013	2012
Cash flows from financing activities
Net increase in demand and savings deposits	57,100	33,786
Net decrease in time deposits	(22,652)	(3,721)
Decrease in FHLB advances	(719)	—
Dividends paid on common stock	(301)	(421)
Exercise of stock options	667	59
Dividends paid on preferred stock series C	(330)	(343)
Partial redemption of preferred stock series C	(3,150)	—
Net cash provided by financing activities	30,615	29,360
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,163)	6,382
Cash and cash equivalents at beginning of period	27,861	38,474
Cash and cash equivalents at end of period	$23,698	$44,856

Additional cash flow information:
Interest paid	1,372	1,338
Income taxes paid	—	930

Non-cash investing and financing activities:
Accrued dividends	376	—
(Decrease) increase in unrealized gain (loss) in available for-sale securities, net of tax	(4,491)	171

See accompanying notes to consolidated financial statements.

7

 FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The amount of compensation expense for options recorded in the quarters ended June 30, 2013 and 2012 was $76,000 and $59,000, respectively. There was an income tax benefit recognized in the statements of earnings for the quarter and year to date ended June 30, 2013 of $121,000, and there was a tax benefit of $22,000 recognized for the quarter and year to date ended June 30, 2012.

8

The intrinsic value for options exercised during the six months ended June 30, 2013 was $108,000. The intrinsic value for options exercisable as of June 30, 2013 was $1,081,000. The intrinsic value for options exercised during the six months ended June 30, 2012 was $58,000. The intrinsic value of options exercisable at June 30, 2012 was $620,000. There were 60,785 options granted for the first six months ended June 30, 2013 and no options granted for the six month period ended June 30, 2012.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2013 was $776,000, and the weighted average period over which it will be amortized is 3.8 years.

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

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$1,379	$1,228	$2,309	$2,516
Dividends and discount accretion on preferred stock	172	157	330	343
Net earnings available to common shareholders	$1,207	$1,071	$1,979	$2,173

Average number of shares outstanding	3,729	3,690	3,722	3,688
Effect of dilutive options	84	62	88	51
Average number of shares outstanding used to calculate diluted earnings per share	3,813	3,752	3,810	3,739

Anti-dilutive options that were excluded from the calculation for the quarter end and year to date were 204,359 and 230,859 in 2013, and 279,676 and 300,516 in 2012, respectively.

9

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
June 30, 2013
U.S. Treasury securities	$7,139	$79	$(45)	$7,173
Obligations of U.S. government agencies	86,188	606	(753)	86,041
Mortgage-backed securities	78,764	469	(2,050)	77,183
Obligations of states and political subdivisions	83,346	1,595	(1,151)	83,790
Corporate debt	27,041	351	(157)	27,235
	$282,478	$3,100	$(4,156)	$281,422
December 31, 2012:
U.S. Treasury securities	$7,145	$135	$—	$7,280
Obligations of U.S. government agencies	71,061	1,206	(7)	72,260
Mortgage-backed securities	53,934	1,383	(137)	55,180
Obligations of states and political subdivisions	78,147	3,515	(53)	81,609
Corporate debt	18,103	535	(22)	18,616
	$228,390	$6,774	$(219)	$234,945

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2013 and December 31, 2012, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
U.S. Treasury securities	$2,017	$(45)	$—	$—	$2,017	$(45)
Obligations of U.S. Government agencies	40,567	(753)	—	—	40,567	$(753)
Mortgage-backed securities	40,791	(2,050)	—	—	40,791	(2,050)
Obligations of states and political subdivisions	29,894	(1,100)	1,115	(51)	31,009	(1,151)
Corporate debt	11,038	(155)	498	(2)	11,536	(157)
Total	$124,307	$(4,103)	$1,613	$(53)	$125,920	$(4,156)

		Less than		12 Months
(Dollar amounts in thousands)	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012:
Obligations of U.S. government agencies	$4,093	$(7)	$—	$—	$4,093	$(7)
Mortgage-backed securities	8,580	(137)	—	—	8,580	(137)
Obligations of states and political subdivisions	8,492	(53)	—	—	8,492	(53)
Corporate debt	—	—	478	(22)	478	(22)
Total	$21,165	$(197)	$478	$(22)	$21,643	$(219)
10

At June 30, 2013 and December 31, 2012, there were two securities in an unrealized loss position for 12 consecutive months or more. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at June 30, 2013 and 2012.

The amortized cost and carrying value of available-for-sale debt securities as of June 30, 2013 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2013:

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$13,932	$14,062
Due after one through five years	100,978	101,886
Due after five years through ten years	122,548	120,994
Due after ten years	45,020	44,480
	$282,478	$281,422

For the six months ended June 30, 2013 and June 30, 2012, respectively, gross realized gains amounted to $115,000 and $817,000, on securities sold or called of $8,593,000 and $22,717,000, respectively. For the six months ended June 30, 2013, there were no gross realized losses. For the six months ended June 30, 2012, gross realized losses amounted to $8,000 on securities sold of $1,968,000.

At June 30, 2013, securities with an amortized cost of $73,935,000 and fair value of $74,661,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E – LOANS

Loans are summarized as follows at June 30, 2013 and December 31, 2012:

				Total
(Dollar amounts in thousands)	FNB			Balance
	Bancorp			June 30
June 30, 2013:	Originated	PNCI	PCI	2013
Commercial real estate	$260,871	$42,582	$1,366	$304,819
Real estate construction	21,775	3,611	588	25,974
Real estate multi-family	41,374	14,580	48	56,002
Real estate 1 to 4 family	92,463	12,608	23	105,094
Commercial & industrial	36,185	11,554	—	47,739
Consumer loans	1,725	—	—	1,725
Gross loans	454,393	84,935	2,025	541,353
Net deferred loan fees	(370)	—	—	(370)
Allowance for loan losses	(9,707)	(38)	—	(9,745)
Net loans	$444,316	$84,897	$2,025	$531,238
11

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			December 31
December 31, 2012:	Originated	PNCI	PCI	2012
Commercial real estate	$254,449	$48,009	$1,402	$303,860
Real estate construction	14,866	3,594	486	18,946
Real estate multi-family	39,176	18,828	—	58,004
Real estate 1 to 4 family	97,329	15,390	—	112,719
Commercial & industrial	42,847	12,717	—	55,564
Consumer loans	1,824	—	—	1,824
Gross loans	450,491	98,538	1,888	550,917
Net deferred loan fees	(230)	—	—	(230)
Allowance for loan losses	(9,124)	—	—	(9,124)
Net loans	$441,137	$98,538	$1,888	$541,563

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired.

Allowance for Credit Losses
For the Three Months Ended June 30, 2013

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,577	$4,930	$653	$281	$1,862	$54	$9,357
Charge-offs	—	—	—	—	(125)	—	(125)
Recoveries	—	2	—	—	—	1	3
Provision	(86)	379	72	48	91	6	510
Ending balance	$1,491	$5,311	$725	$329	$1,828	$61	$9,745

Ending balance: individually evaluated for impairment	$254	$189	$—	$—	$237	$1	$681
Ending balance: collectively evaluated for impairment	$1,237	$5,122	$725	$329	$1,591	$60	$9,064
12

Allowance for Credit Losses
For the Six Months Ended June 30, 2013

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124
Charge-offs	—	(239)	(81)	—	(244)	(1)	(565)
Recoveries	70	4	—	—	1	1	76
Provision	(454)	754	(34)	329	518	(3)	1,110
Ending balance	$1,491	$5,331	$742	$329	$1,791	$61	$9,745

Ending balance: individually evaluated for impairment	$254	$210	$17	$—	$237	$1	$719
Ending balance: collectively evaluated for impairment	$1,237	$5,121	$725	$329	$1,554	$60	$9,026

Recorded Investment in Loans at June 30, 2013

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$47,739	$304,819	$25,974	$56,002	$105,094	$1,725	$541,353
Ending balance: individually evaluated for impairment	$3,795	$19,244	$591	$1,192	$3,395	$1	$28,218
Ending balance: collectively evaluated for impairment	$43,944	$285,575	$25,383	$54,810	$101,699	$1,724	$513,135
13

Allowance for Credit Losses
For the Three Months Ended June 30, 2012

(Dollar amounts in thousands)	Commercial	Real Estate	Real Estate	Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,628	$3,592	$1,055	$151	$1,798	$63	$8,287
Charge-offs	(312)	—	(54)	—	—	(1)	(367)
Recoveries	—	(2)	—	—	139	1	138
Provision	418	162	(167)	(102)	89	0	400
Ending balance	$1,734	$3,752	$834	$49	$2,026	$63	$8,458

Ending balance: individually evaluated for impairment	$505	$477	$75	$42	$157	$1	$1,257

Ending balance: collectively evaluated for impairment	$1,229	$3,275	$759	$7	$1,869	$62	$7,201

Allowance for Credit Losses
For the Six Months Ended June 30, 2012

(Dollar amounts in thousands)	Commercial	Real Estate	Real Estate	Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,487)	(738)	(54)	—	(109)	(4)	(2,392)
Recoveries	1	139	—	—	9	4	153
Provision	1,602	(394)	(283)	(622)	534	(37)	800
Ending balance	$1,734	$3,752	$834	$49	$2,026	$63	$8,458

Ending balance: individually evaluated for impairment	$505	$477	$75	$42	$157	$1	$1,257

Ending balance: collectively evaluated for impairment	$1,229	$3,275	$759	$7	$1,869	$62	$7,201

14

Recorded Investment in Loans at June 30, 2012

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$53,562	$244,753	$25,644	$39,960	$95,886	$2,037	$461,842

Ending balance: individually evaluated for impairment	$7,082	$9,471	$7,238	$3,242	$6,443	$10	$33,486

Ending balance: collectively evaluated for impairment	$46,480	$235,282	$18,406	$36,718	$89,443	$2,027	$428,356

	Impaired Loans-Originated
	As of and for the six months ended June 30, 2013

(Dollar amounts in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$2,058	$2,222	$—	$2,131	$54
Commercial real estate construction	—	—	—	—	—
Commercial real estate	8,176	8,740	—	7,707	207
Residential - 1 to 4 family	842	950	—	848	14
Total	11,076	11,912	—	10,686	275

With an allowance recorded
Commercial and industrial	$1,737	$2,177	$254	$1,756	$6
Commercial real estate construction	—	—	—	—	—
Commercial real estate	6,063	6,302	189	5,748	117
Residential - 1 to 4 family	2,553	2,559	237	2,614	54
Consumer	1	1	1	1	—
Total	10,354	11,039	681	10,119	177

Total
Commercial and industrial	$3,795	$4,399	$254	$3,887	$60
Commercial real estate construction	—	—	—	—	—
Commercial real estate	14,239	15,042	189	13,455	324
Residential - 1 to 4 family	3,395	3,509	237	3,462	68
Consumer	1	1	1	1	—
Grand total	$21,430	$22,951	$681	$20,805	$452
15

	Impaired Loans-PNCI
	As of and for the six months ended June 30, 2013

(Dollar amounts in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Real estate-multi family	$1,192	$1,281	$—	$2,693	$84
Commercial real estate	4,643	5,428	—	5,432	153
Commercial real estate construction	395	588	—	593	—
Total	6,230	7,297	—	8,718	237

With an allowance recorded
Commercial real estate	$362	$448	$21	$447	$12
Commercial real estate construction	196	200	17	200	—
Total	558	648	38	647	12

Total
Commercial real estate construction	$591	$788	$17	$793	$—
Real estate-multi family	1,192	1,281	—	2,693	84
Commercial real estate	5,005	5,876	21	5,879	165
Grand total	$6,788	$7,945	$38	$9,365	$249
16

	Impaired Loans-Originated
	As of and for the year ended December 31, 2012

(Dollar amounts in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$2,202	$2,338	$—	$2,298	$120
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	7,238	7,804	—	1,097	59
Residential - 1 to 4 family	1,052	1,147	—	1,065	55
Total	10,492	11,289	—	10,647	567

With an allowance recorded
Commercial and industrial	$1,965	$2,427	$384	$2,328	$30
Commercial real estate construction	—	—	—	—	—
Commercial real estate	5,433	5,433	415	5,685	240
Residential - 1 to 4 family	3,719	3,722	306	3,283	150
Total	11,117	11,582	1,105	11,296	420

Total
Commercial and industrial	$4,167	$4,765	$384	$4,626	$150
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	12,671	13,237	415	6,782	299
Residential - 1 to 4 family	4,771	4,869	306	4,348	205
Grand total	$21,609	$22,871	$1,105	$21,943	$987

17

	Impaired Loans-PNCI
	As of and for the year ended December 31, 2012

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	—	—	—	—	—
Commercial real estate	3,428	3,776	—	3,777	27
Residential - 1 to 4 family	—	—	—	—	—
Total	3,428	3,776	—	3,777	27

With an allowance recorded
Commercial and industrial
Commercial real estate construction	$681	$798	$232	$798	$4
Commercial real estate	—	—	—	—	—
Residential - 1 to 4 family	—	—	—	—	—
Total	681	798	232	798	4

Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate construction	681	798	232	798	4
Commercial real estate	3,428	3,776	—	3,777	27
Residential - 1 to 4 family	—	—	—	—	—
Grand total	$4,109	$4,574	$232	$4,575	$31

Nonaccrual loans totaled $11,485,000 and $12,474,000 as of June 30, 2013 and December 31, 2012. The difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	June 30,	December 31,
	2013	2012
Commercial and industrial	$2,353	$2,618
Real estate - construction	591	1,898
Commercial real estate	6,515	6,251
Real estate multi family	650	—
Real estate 1 to 4 family	1,375	1,707
Consumer	1	—
Total	$11,485	$12,474
18

Interest income on impaired loans of $701,000 was recognized for cash payments received during the six months ended June 30, 2013, and $987,000 was recognized for cash payments received during the year ended December 31, 2012, respectively. The amount of interest on impaired loans not collected for the six months ended June 30, 2013 was $388,000 and for the year ended December 31, 2012 was $1,358,000. The cumulative amount of unpaid interest on impaired loans was $3,162,000 for the six months ended June 30, 2013, and $2,774,000 for the year ended December 31, 2012. Total outstanding principal of troubled debt restructured loans as of June 30, 2013 was $5,216,000, of which $196,000 was real estate construction loans, $739,000 was residential loans, $544,000 was real estate multi-family loans, and $3,737,000 was commercial real estate loans. Total outstanding principal of troubled debt restructured loans at December 31, 2012 was $5,578,000, of which $2,723,000 was commercial loans, $1,446,000 was real estate one to four family, and $1,409,000 was commercial real estate loans.

Troubled Debt Restructurings

The Company reassessed all restructurings that occurred on or after the beginning of fiscal year 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain loans for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed loans as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35.

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

As of June 30, 2013, there were no commitments for additional funding of troubled debt restructurings.

	Modifications
	For the six months ended June 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment

Real Estate Construction	1	$196	$196
Real estate 1 to 4 family	2	739	739
Real estate multi-family	1	544	544
Commercial real estate	4	3,737	3,737
Total	8	$5,216	$5,216
19

As of June 30, 2013, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	As of December 31, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment

Commercial and industrial	7	$2,723	$2,723
Real estate 1 to 4 family	3	1,446	1,446
Commercial real estate	3	1,409	1,409
Total	13	$5,578	$5,578

As of December 31, 2012, no loans defaulted within the previous twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

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

Substandard loans are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans are normally classified as Substandard when there are unsatisfactory characteristics causing more than acceptable levels of risk. A substandard loan normally has one or more well-defined weakness that could jeopardize the repayment of the debt. These well-defined weaknesses may include a) cash flow deficiency, which may jeopardize future payments; b) sale of non-collateral assets has become primary source of repayment; c) the borrower is bankrupt; or d) for any other reason, future repayment is dependent on court action.

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

20

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

21

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

22

	Age Analysis of Past Due Loans
	As of June 30, 2013

(Dollar amounts in thousands)	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$544	33	2,430	3,007	257,864	260,871	—
Real estate construction	—	—	—	—	21,775	21,775	—
Real estate multi family	—	—	—	—	41,374	41,374	—
Real estate 1 to 4 family	733	445	299	1,477	90,986	92,463	—
Commercial and industrial	74	356	2,326	2,756	33,429	36,185	—
Consumer	—	—	1	1	1,724	1,725	—
Total	$1,351	$834	$5,056	$7,241	$447,152	$454,393	$—

							Recorded
							Investment >
Purchased							90 Days and
Not credit impaired							Accruing
Commercial real estate	$—	$1,548	$1,388	$2,936	$39,646	$42,582	—
Real estate construction	—	—	—	—	3,611	3,611	—
Real estate multi-family	—	—	—	—	14,580	14,580	—
Real estate 1 to 4 family	—	—	—	—	12,608	12,608	—
Commercial and industrial	—	—	—	—	11,554	11,554	—
Total	$—	$1,548	$1,388	$2,936	$81,999	$84,935	$—

							Recorded
							Investment >
							90 Days and
Credit impaired							Accruing
Commercial real estate	$—	$—	$—	$—	$1,366	$1,366	—
Real estate construction	—	—	395	395	193	588	—
Real estate multi-family	—	—	—	—	48	48	—
Real estate 1 to 4 family	—	—	—	—	23	23	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$395	$395	$1,630	$2,025	$—
23

	Age Analysis of Past Due Loans As of December 31, 2012

(Dollar amounts in thousands)	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$3,942	—	2,525	6,467	247,982	254,449	—
Real estate construction	—	—	—	—	14,866	14,866	—
Real estate multi family	—	—	—	—	39,176	39,176	—
Real estate 1 to 4 family	806	168	1,210	2,184	95,145	97,329	—
Commercial and industrial	18	44	2,619	2,681	40,166	42,847	—
Consumer	—	—	—	—	1,824	1,824	—
Total	$4,766	$212	$6,354	$11,332	$439,159	$450,491	$—

							Recorded
							Investment >
Purchased							90 Days and
Not credit impaired							Accruing
Commercial real estate	$690	$—	$2,212	$2,902	$45,107	$48,009	—
Real estate construction	—	—	1,411	1,411	2,183	3,594	—
Real estate multi-family	75	—	—	75	18,753	18,828	—
Real estate 1 to 4 family	—	119	—	119	15,271	15,390	—
Commercial and industrial	50	—	—	50	12,667	12,717	—
Total	$815	$119	$3,623	$4,557	$93,981	$98,538	$—

							Recorded
							Investment >
							90 Days and
Credit impaired							Accruing
Commercial real estate	$—	$—	$1,402	$1,402	$—	$1,402	—
Real estate construction	—	—	486	486	—	486	—
Real estate multi-family	—	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$1,888	$1,888	$—	$1,888	$—
24

	Credit Quality Indicators
	As of June 30, 2013

(Dollar amounts in thousands)		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$254,667	$2,355	$3,849	$—	$260,871
Real estate construction	20,208	523	1,044	—	21,775
Real estate multi-family	41,374	—	—	—	41,374
Real estate 1 to 4 family	91,088	—	1,108	267	92,463
Commercial and industrial	33,799	—	2,284	102	36,185
Consumer loans	1,725	—	—	—	1,725
Totals	$442,861	$2,878	$8,285	$369	$454,393

Purchased
Not credit impaired
Commercial real estate	$30,618	$5,575	$6,389	$—	$42,582
Real estate construction	1,185	—	2,285	141	3,611
Real estate multi-family	14,580	—	—	—	14,580
Real estate 1 to 4 family	10,805	—	1,803	—	12,608
Commercial and industrial	11,554	—	—	—	11,554
Total	$68,742	$5,575	$10,477	$141	$84,935

Credit impaired
Commercial real estate					$1,366
Real estate construction					588
Real estate multi-family					48
Real estate 1 to 4 family					23
Total					$2,025
25

	Credit Quality Indicators
	As of December 31, 2012

(Dollar amounts in thousands)		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$249,991	$2,372	$2,086	$—	$254,449
Real estate construction	13,266	—	1,600	—	14,866
Real estate multi-family	39,176	—	—	—	39,176
Real estate 1 to 4 family	95,579	—	1,470	280	97,329
Commercial and industrial	39,446	—	2,564	837	42,847
Consumer loans	1,824	—	—	—	1,824
Totals	$439,282	$2,372	$7,720	$1,117	$450,491

Purchased
Not credit impaired
Commercial real estate	$30,600	$7,902	$9,507	$—	$48,009
Real estate construction	—	39	3,555	—	3,594
Real estate multi-family	18,828	—	—	—	18,828
Real estate 1 to 4 family	14,850	—	540	—	15,390
Commercial and industrial	12,717	—	—	—	12,717
Total	$76,995	$7,941	$13,602	$—	$98,538

Credit impaired
Commercial real estate					$1,402
Real estate construction					486
Total					$1,888

NOTE F – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,173	$7,173	$—	$—
Obligations of U.S. Government agencies	86,041	—	86,041	—
Mortgage-backed securities	77,183	—	77,183	—
Obligations of states and political subdivisions	83,790	—	83,790	—
Corporate debt	27,235	—	27,235	—
Total assets measured at fair value	$281,422	$7,173	$274,249	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,280	$7,280	$—	$—
Obligations of U.S. Government agencies	72,260	—	72,260	—
Mortgage-backed securities	55,180	—	55,180	—
Obligations of states and political subdivisions	81,609	—	81,609	—
Corporate debt	18,616	—	18,616	—
Total assets measured at fair value	$234,945	$7,280	$227,665	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2013, Using
Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,203	$—	$—	$1,203
Total impaired assets measured at fair value	$1,203	$—	$—	$1,203

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,494	$—	$—	$2,494
Other real estate owned	4,710	—	—	4,710
Total impaired assets measured at fair value	$7,204	$—	$—	$7,204

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

Other real estate owned is carried at the lower of historical cost or fair market value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment is recorded along with a corresponding reduction in the book carrying value of the property.

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

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2013:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,698	$23,698	$23,698
Interest-bearing time deposits with financial institutions	$8,473	$8,638		$8,638
Securities available for sale	281,422	281,422	7,173	274,249
Loans	541,353	544,609			$544,609
Bank-owned life insurance	11,975	11,975			11,975
Other equity securities	5,300	5,300			5,300
Accrued interest receivable	3,886	3,886		3,886

Financial liabilities:

Deposits	802,800	803,245		803,245
Federal Home Loan Bank advances	501	501		501
Accrued interest payable	298	298		298

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,215			1,215

The carrying amount of loans include $11,485,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2013. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2012:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,861	$27,861	$27,861
Interest-bearing time deposits with financial institutions	$13,216	13,216		$13,216
Securities available for sale	234,945	234,945	7,280	227,665
Loans	550,917	547,740			$547,740
Bank-owned life insurance	11,785	11,785			11,785
Other equity securities	5,464	5,464			5,464
Accrued interest receivable	3,760	3,760		3,760

Financial liabilities:
Deposits	768,352	769,043		769,043
Federal Home Loan Bank advances	1,220	1,221		1,221
Accrued interest payable	349	349		349

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,026			1,026

The carrying amount of loans include $12,474,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2012. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE G – PREFERRED STOCK

On September 15, 2011, Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”), as Preferred Stock – Series C – Non-Cumulative. The initial dividend rate was 5%. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent. If lending does not increase in the first two years, the dividend rate will increase to seven percent. After 4.5 years, the dividend rate will increase to nine percent if the Company has not repaid the SBLF funding. The dividend rate at June 30, 2013 was 5%.

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed.

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

Accounting Standards Update 2013-02 “Comprehensive Income” - (Topic 220). “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU had no material impact when adopted.

In April 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740). This ASU requires an entity to present in the financial statements an unrecognized tax benefit as a liability and the unrecognized tax benefit should not be combined with deferred tax assets to the extent that a net operating loss carry-forward, tax loss or credit carry-forward is also not available at the reporting date. The amendment is to be applied prospectively to all unrecognized tax benefits and are effective for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Management has reviewed the remaining Accounting Standards Updates (ASU; 2013-03 through 2013-10) and concluded that none are applicable to the Company’s current operations.

Oceanic Bank Acquisition

On September 21, 2012, FNB Bancorp completed its acquisition of all of the outstanding stock of Oceanic Bank Holding, Inc. and its wholly owned subsidiary, Oceanic Bank, a California banking corporation. Effective the same date, Oceanic Bank was merged into First National Bank of Northern California and Oceanic Bank Holding, Inc. was merged into FNB Bancorp.

 The following table presents the Oceanic Bank acquisition presented at fair value as of the acquisition date, September 21, 2012:

September 21,
(Dollars in thousands)	2012
Assets acquired:

Cash and due from banks	$(1,278)
Investment securities, available for sale	13,387
Loans	103,194
Premises and equipment, net	12
Core deposit intangible	110
Other assets	2,504
Total assets acquired	$117,929

Liabilities assumed:

Noninterest-bearing deposits	11,755
Borrowings and interest-bearing deposits	95,914
Other liabilities	6,097
Accrued expenses and other liabilities	497
Total liabilities assumed	$114,263

Net assets acquired:	$3,666

The Company was able to record a bargain purchase gain related to this acquisition in the amount of $3,666,000. The bargain purchase gain is shown as a separate line item in the Company’s 2012 Consolidated Statement of Earnings. The consolidated operating results of the Company include those of the former Oceanic Bank from the date of acquisition or September 21, 2012.

Earnings Analysis

Net earnings for the quarter ended June 30, 2013 were $1,379,000, compared to net earnings of $1,228,000 for the quarter ended June 30, 2012, an increase of 12%. Net earnings for the six months ended June 30, 2013 were $2,309,000, a decrease of $207,000 from the same period in 2012. Net earnings before income tax expense for the quarter ended June 30, 2013 were $1,916,000, compared to $1,742,000 for the quarter ended June 30, 2012, an increase of $174,000, or 10%. Net earnings before income tax expense for the six months ended June 30, 2013 were $3,268,000, compared to net earnings before income tax for the six months ended June 30, 2012 of $3,407,000. Net earnings available to common stockholders for the quarter ended June 30, 2013 were $1,207,000, compared to net earnings available to common stockholders of $1,071,000 for the quarter ended June 30, 2012, an increase of $136,000, or 13%.

During the third quarter of 2012, the Company acquired Oceanic Bank Holding, Inc. and Oceanic Bank. This acquisition was fully incorporated into the Company and the earnings from the assets and liabilities acquired are included in the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2013.

Net interest income for the quarter ended June 30, 2013 was $8,678,000, compared to $7,225,000 for the quarter ended June 30, 2012, an increase of $1,453,000, or 20%. Net interest income for the six months ended June 30, 2013 was $17,344,000, compared to $14,423,000 for the six months ended June 30, 2012.

Basic earnings per share were $0.32 and $0.29 for the second quarter of 2013 and 2012, respectively. Diluted earnings per share were $0.52 and $0.58 per share for the first six months ended June 30, 2013 and 2012, respectively.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2013 compared to the three-and six-month periods ended June 30, 2012.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,
	2013			2012
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$553,031	$8,020	5.88%	$459,778	$6,758	5.90%
Taxable securities	185,715	794	1.73%	132,987	617	1.86%
Nontaxable securities (3)	74,548	671	3.65%	71,416	670	3.76%
Fed funds sold	59	—	n/a	—	—	n/a
Total interest earning assets	813,353	9,485	4.73%	664,181	8,045	4.86%

NONINTEREST EARNING ASSETS:
Cash and due from banks	34,875			43,722
Premises	12,757			12,970
Other assets	43,436			29,478
Total noninterest earning assets	91,068			86,170
TOTAL ASSETS	$904,421			$750,351

INTEREST BEARING LIABILITIES:
Demand, int bearing	$78,809	25	0.13%	$62,809	22	0.14%
Money market	315,519	359	0.46%	276,251	411	0.60%
Savings	63,503	25	0.16%	51,403	26	0.20%
Time deposits	157,111	230	0.59%	105,828	194	0.74%
FHLB advances	523	—	n/a	—	—	n/a
Fed funds purchased	17	—	n/a	—	—	n/a
Total interest bearing liabilities	615,482	639	0.42%	496,291	653	0.53%

NONINTEREST BEARING LIABILITIES:
Demand deposits	184,289			155,329
Other liabilities	10,712			10,255
Total noninterest bearing liabilities	195,001			165,584

TOTAL LIABILITIES	810,483			661,875
Stockholders’ equity	93,938			88,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$904,421			$750,351

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,846	4.41%		$7,392	4.46%

1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
2)	Amounts of interest earned included loan fees of $337,000 and $277,000 for the quarters ended June 30, 2013 and 2012, respectively.
3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $168,000 and $167,000 for the quarters ended June 30, 2013 and 2012, respectively, and were derived from nontaxable municipal interest income.
4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
37

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,
	2013			2012
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$552,493	$16,178	5.90%	$456,159	$13,513	5.97%
Taxable securities	175,963	1,478	1.69%	128,225	1,230	1.93%
Nontaxable securities (3)	74,354	1,348	3.66%	71,818	1,354	3.80%
Fed funds sold	36	—	n/a	—	—	n/a
Tot interest earning assets	802,846	19,004	4.77%	656,202	16,097	4.95%

NONINTEREST EARNING ASSETS:
Cash and due from banks	38,544			45,479
Premises	12,733			13,038
Other assets	45,108			28,176
Tot noninterest earning assets	96,385			86,693
TOTAL ASSETS	$899,231			$742,895

Demand, int bearing	$77,346	50	0.13%	$62,710	50	0.16%
Money market	304,347	724	0.48%	273,499	828	0.61%
Savings	65,023	57	0.18%	50,383	50	0.20%
Time deposits	162,110	490	0.61%	107,323	409	0.77%
FHLB advances	610	—	n/a	—	—	n/a
Fed funds purchased	14	—	n/a	—	—	n/a
Tot interest bearing liabilities	609,450	1,321	0.44%	493,915	1,337	0.55%

NONINTEREST BEARING LIABILITIES:
Demand deposits	184,576			150,436
Other liabilities	10,551			10,367
Tot noninterest bearing liabilities	195,127			160,803

TOTAL LIABILITIES	804,577			654,718
Stockholders’ equity	94,654			88,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,231			$742,895

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$17,683	4.44%		$14,760	4.54%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
(2)	Amounts of interest earned included loan fees of $591,000 and $567,000 for the six months ended June 30, 2013 and 2012, respectively.
(3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $339,000 and $337,000 for the six months ended June 30, 2013 and 2012, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2013 and 2012. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2013, average loans outstanding represented 68.8% of average earning assets. For the quarter ended June 30, 2012, they represented 69.2% of average earning assets. For the six months ended June 30, 2013 and 2012, average loans outstanding represented 68.8% and 69.5%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 decreased from 4.86% to 4.73%, or 13 basis points. Average loans increased by $93,253,000, year over year, while their yield decreased from 5.90% to 5.88%, or 2 basis points. Interest income on total interest earning assets for the quarter increased $1,440,000 or 17.90% on a fully-taxable equivalent basis.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the cost on total interest bearing liabilities decreased from 0.53% to 0.42%, a decrease of 11 basis points. Time deposit interest cost decreased from 0.74% to 0.59%. Their average balance outstanding increased by $51,283,000, or 48.5%, while their expense increased $35,000. Money market deposits average volume increased $39,268,000, or 14.2%, while their cost decreased 14 basis points, or 23.3%.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, interest income on interest earning assets increased $2,907,000 or 18.1% on a fully-taxable equivalent basis, and average earning assets increased $146,644,000, or 22.3%. Average loans increased by $96,344,000, or 21.1%. Interest on loans increased $2,665,000 or 19.7%, while the yield decreased 6 basis points, or 1.0%. The cost on total interest bearing liabilities decreased from 0.54% to 0.44%. Time deposit averages increased $54,787,000 or 51.0%. Their yield decreased 16 basis points, or 20.8%. Money market deposit average balances increased $30,848,000, or 11.3%, and their cost decreased $104,000, or 12.6%.

For the three and six month periods ended June 30, 2013 and June 30, 2012, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended June 30,
(Dollar amounts in thousands)	2013 Compared to 2012
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$1,262	$(90)	$1,352
Taxable securities	177	(48)	225
Nontaxable securities (1)	1	(28)	29
Total	$1,440	$(166)	$1,606

INTEREST BEARING LIABILITIES
Demand deposits	$(3)	$3	$(6)
Money market	52	97	(45)
Savings deposits	1	6	(5)
Time deposits	(36)	59	(95)
Total	$14	$165	$(151)
NET INTEREST INCOME	$1,454	$(1)	$1,455
(1)	Includes tax equivalent adjustment of $168,000 and $167,000 in the three months ended June 30, 2013 and June 30, 2012, respectively.
39

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Six Months Ended June 30,
(Dollar amounts in thousands)	2013 Compared to 2012
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$2,665	$(189)	$2,854
Taxable securities	248	(210)	458
Nontaxable securities (1)	(6)	(52)	46
Total	$2,907	$(451)	$3,358

INTEREST BEARING LIABILITIES
Demand deposits	$—	$12	$(12)
Money market	104	197	(93)
Savings deposits	(7)	6	(13)
Time deposits	(81)	128	(209)
Total	$16	$343	$(327)
NET INTEREST INCOME	$2,923	$(108)	$3,031
(1)	Includes tax equivalent adjustment of $339,000 and $337,000 in the six months ended June 30, 2013 and June 30, 2012, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2013	2012	Amount	Percent
Service charges	$676	$744	$(68)	-9.1%
Credit card fees	3	155	(152)	-98.1%
Net gain on available-for-sale of securities	73	325	(252)	-77.5%
Bank owned life insurance policy earnings	94	111	(17)	-15.3%
Other income	287	80	207	258.8%
Total noninterest income	$1,133	$1,415	$(282)	-19.9%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$1,335	$1,496	$(161)	-10.8%
Credit card fees	10	308	(298)	-96.8%
Gain on sale of available-for-securities	115	809	(694)	-85.8%
Bank owned life insurance policy earnings	189	578	(389)	-67.3%
Other income	509	144	365	253.5%
Total noninterest income	$2,158	$3,335	$(1,177)	-35.3%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. The Bank service charges were down during the second quarter and year to date of June 30, 2013 when compared to the same period during 2012 due to primarily a decrease in our overdraft fees. The decrease in credit card fees for the three and six months ended June 30, 2013 was related to the sale of our merchant credit card portfolio that was completed in the fourth quarter of 2012. During the six months of 2013, the Bank sold $8,593,000 in investment securities for a pre-tax gain of $115,000. During the first six months of 2012, the Company sold approximately $25,486,000 in investment securities at a pre-tax net gain of $809,000 or 3% of principal sold. The sale proceeds were reinvested in a variety of investment securities during the same period. The increase in other income for the three and six months ended June 30, 2013 was primarily related to rents received on fully rented OREO properties. Rent collections on these properties began in January of 2013.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2013	2012	Amount	Percent
Salaries and employee benefits	$4,312	$3,645	$667	18.3%
Occupancy expense	846	598	248	41.5%
Equipment expense	386	432	(46)	-10.6%
Professional fees	444	383	61	15.9%
FDIC assessment	180	156	24	15.4%
Telephone, postage & supplies	277	271	6	2.2%
Operating losses	11	(56)	67	-119.6%
Advertising expense	121	91	30	33.0%
Bankcard expenses	—	157	(157)	-100.0%
Data processing expense	170	138	32	23.2%
Low income housing expense	109	70	39	55.7%
Surety insurance	67	62	5	8.1%
Directors expense	63	54	—	n/a
Other real estate owned expense	28	15	13	86.7%
(Gain) loss on sale of other real estate owned	—	(9)	9	100.0%
Other expense	371	491	(120)	-24.4%
Total noninterest expense	$7,385	$6,498	$887	13.7%

	NONINTEREST EXPENSE
	Six months
	ended June 30,		Variance
(Dollars in thousands)	2013	2012	Amount	Percent
Salaries and employee benefits	$8,728	$7,419	$1,309	17.6%
Occupancy expense	1,808	1,198	610	50.9%
Equipment expense	784	878	(94)	-10.7%
Professional fees	807	971	(164)	-16.9%
FDIC assessment	360	336	24	7.1%
Acquisition related expense	—	175	(175)	100.0%
Telephone, postage & supplies	714	549	165	30.1%
Operating losses	25	52	(27)	-51.9%
Advertising expense	293	176	117	66.5%
Bankcard expenses	1	313	(312)	-99.7%
Data processing expense	326	276	50	18.1%
Low income housing expense	219	139	80	57.6%
Surety insurance	121	124	(3)	-2.4%
Directors expense	126	126	0	0.0%
Other real estate owned expense	78	51	27	52.9%
Gain on sale of other real estate owned	—	(4)	4	100.0%
Other expense	734	772	(38)	-4.9%
Total noninterest expense	$15,124	$13,551	$1,573	11.6%
42

Noninterest expense consists mainly of salaries and employee benefits. During the first quarter of 2012, the Company recorded a $75,000 pre-tax charge related to two employees whose positions were eliminated in conjunction with the sale of our Merchant Card business. For the three months ended June 30, 2013 compared to three months ended June 30, 2012, salaries and benefits represented 58% and 56% of total noninterest expenses. During the six months ended June 30, 2013 compared to the six months ended June 30, 2012, salaries and benefits represented 58% and 55%. During the first six months of 2013, the Bank’s occupancy expense increase was due to the acquired Oceanic Bank branches, and a Company rebranding effort and the related signage changes. During the first quarter of 2013, the Bank recorded a one-time expense accrual related to the closure of our island of Guam office, which was effective June 14, 2013. In connection with this office closure, the Bank accrued $76,000 in anticipated severance payments and $176,000 in estimated future lease payments. The Guam office closed during the second quarter of 2013. In addition, a $100,000 non-recurring insurance related costs were recorded during the first quarter of 2012.

Provision for Loan Losses

During the six months ended June 30, 2013, there was a provision for loan losses of $1,110,000 compared to $800,000 for the same period in 2012. The allowance for loan losses was $9,745,000 or 1.80% of total gross loans at June 30, 2013, compared to $9,124,000 or 1.66% of total gross loans at December 31, 2012. During the six months ended June 30, 2013, $565,000 in loans were charged off, compared to $2,392,000 in the same period in 2012. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the six month period ended June 30, 2013. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio as of June 30, 2013. Loans charged-off during the first six months of 2013 were significantly lower than during the same time period during 2012, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis. As of June 30, 2013, the Bank maintained an unallocated portion to the allowance for loan losses of $2,786,000. A significant amount of the unallocated reserve exists to reflect the degree of uncertainty related to the credit risk and performance of the Oceanic Bank loan portfolio since its acquisition.

Income Taxes

The effective tax rate for the quarter ended June 30, 2013 was a 28.0% tax expense compared to a 29.5% tax expense for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 and June 30, 2012, respectively was an effective tax rate of 29.3% and 26.2%, respectively. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in California Enterprise Zones. During the first quarter of 2012, the Company recognized a tax free gain on proceeds of life insurance of approximately $370,000 due to the passing of the Company’s former Chairman and CEO, Mike Wyman.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2013, are adequate to meet its operating needs in 2013 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $901,488,000 at June 30, 2013 from $875,340,000 at December 31, 2012, an increase of $26,148,000. The principal source of this increase was an increase of $46,477,000 in securities available for sale, a $4,163,000 decrease in cash and due from banks, a $4,743,000 decrease in interest-bearing time deposits with financial institutions, a $10,325,000 decrease in net loans, and a decrease of $1,098,000 in remaining types of assets.

Loans. Gross loans (before net loan fees) at June 30, 2013 were $541,353,000, a decrease of $9,564,000 or 1.74% from December 31, 2012. Gross commercial real estate loans increased $959,000, real estate construction loans increased $7,028,000, real estate multi-family loans decreased $2,002,000, real estate loans secured by 1 to 4 family residences increased $7,625,000, commercial and industrial loans decreased $7,825,000, and consumer loans decreased by $99,000. The loan portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	June 30		December 31
(Dollar amounts in thousands)	2013	Percent	2012	Percent
Commercial real estate	$304,819	57%	$303,860	56%
Real estate construction	25,974	5%	18,946	3%
Real estate multi family	56,002	10%	58,004	11%
Real estate 1 to 4 family	105,094	19%	112,719	20%
Commercial and industrial	47,739	9%	55,564	10%
Consumer loans	1,725	—%	1,824	—%
Gross loans	541,353	100%	550,917	100%
Net deferred loan fees	(370)	—%	(230)	—%
Total	$540,983	100%	$550,687	100%

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

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2013, and June 30, 2012, respectively is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Six months ended	Six months ended
(Dollar amounts in thousands)	June 30, 2013	June 30, 2012
Balance, beginning of period	$9,124	$9,897
Provision for loan losses	1,110	800
Recoveries	76	153
Amounts charged off	(565)	(2,392)
Balance, end of period	$9,745	$8,458

During the six months ended June 30, 2013, there was a provision of $1,110,000, compared to $800,000 for the same period in 2012. Loan charge-off levels have declined significantly year over year, and remain close to historic norms.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at June 30, 2013. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2013, there was $18,160,000 in nonperforming assets, compared to $19,124,000 at December 31, 2012. Nonaccrual loans were $11,485,000 at June 30, 2013, compared to $12,474,000 at December 31, 2012. There were no loans past due 90 days and still accruing at either date.

There was $6,675,000 in Other Real Estate Owned at June 30, 2013, and $6,650,000 at December 31, 2012. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2013, were $802,800,000 compared to $768,352,000 on December 31, 2012. Of these totals, noninterest-bearing demand deposits were $192,825,000 or 24.0% of the total on June 30, 2013, and $178,384,000 or 23.2% on December 31, 2012. Time deposits were $148,414,000 on June 30, 2013, and $171,066,000 on December 31, 2012.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2013:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$13,842	$43,139	$56,981
Over three through six months	8,204	20,505	28,709
Over six through twelve months	11,122	24,257	35,379
Over twelve months	10,262	17,083	27,345
Total	$43,430	$104,984	$148,414

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at June 30, 2013 and December 31, 2012 for the Bank:

TABLE 10				Minimum “Well
	June 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2013	2012		Requirements
Total Regulatory Capital Ratio	13.85%	14.56%	≥	10.00%
Tier 1 Capital Ratio	13.60%	13.31%	≥	6.00%
Leverage Ratios	9.33%	9.68%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2013, liquid assets were $313,593,000, or 34.8% of total assets. As of December 31, 2012, liquid assets were $276,022,000, or 31.5% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2013, and December 31, 2012, respectively, net loans were at 66% and 70% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2013 and December 31, 2012, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $121,456,000 and $102,552,000 at June 30, 2013 and December 31, 2012, respectively. As a percentage of net loans, these off-balance sheet items represent 22.86% and 18.94% respectively. The Company does not expect all commitments are expected to be funded.

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

(a)               Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2013. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)               Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2013, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended June 30, 2013. There were 10,457 shares remaining that may be repurchased under this Plan as of June 30, 2013.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications

32: Section 1350 Certifications
48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

August 14, 2013.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)
49