Form 10-Q
period 2013-09-30
FNB BANCORP/CA/
filed 2013-11-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of November 7, 2013: 3,763,964 shares.

FNB BANCORP
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statement

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
(Dollar amounts in thousands)	2013	2012

Cash and due from banks	$18,368	$27,861
Interest-bearing time deposits with financial institutions	6,979	13,216
Securities available-for-sale, at fair value	285,610	234,945
Loans, net of allowance for loan losses of $9,748 and $9,124 on September 30, 2013 and December 31, 2012	558,164	541,563
Bank premises, equipment, and leasehold improvements, net	11,493	12,706
Premises, equipment, leasehold for sale	1,138	—
Bank owned life insurance, net	12,065	11,785
Other equity securities	5,300	5,464
Accrued interest receivable	3,855	3,760
Other real estate owned, net	6,675	6,650
Goodwill	1,841	1,841
Prepaid expenses	741	1,372
Other assets	14,822	14,177
Total assets	$927,051	$875,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	191,665	178,384
Demand, interest bearing	71,815	75,465
Savings and money market	387,275	343,437
Time	130,369	171,066
Total deposits	781,124	768,352

Federal Home Loan Bank advances	44,000	1,220
Accrued expenses and other liabilities	9,109	10,410
Total liabilities	834,233	779,982

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 and 12,600 at September 30, 2013 and December 31, 2012, respectively (liquidation preference of $1,000 per share plus accrued dividends)	9,450	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,763,271 shares at September 30, 2013 and 3,698,612 shares at December 31, 2012	53,822	52,610
Retained earnings	30,218	26,280
Accumulated other comprehensive (loss) income	(672)	3,868
Total stockholders’ equity	92,818	95,358
Total liabilities and stockholders’ equity	$927,051	$875,340

See accompanying notes to consolidated financial statements.
3

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$7,808	$7,208	$23,986	$20,721
Interest on taxable securities	911	644	2,389	1,874
Interest on tax-exempt securities	505	503	1,514	1,520
Interest time deposits-other financial institutions	35	6	125	6
Total interest income	9,259	8,361	28,014	24,121
Interest expense:
Interest Federal Home Loan Bank advances	5	4	5	4
Deposits	555	659	1,876	1,996
Total interest expense	560	663	1,881	2,000
Net interest income	8,699	7,698	26,133	22,121
Provision for loan losses	225	400	1,335	1,200
Net interest income after provision for loan losses	8,474	7,298	24,798	20,921
Noninterest income:
Service charges	658	722	1,993	2,218
Credit card fees	6	114	16	422
Net gain on sale of available-for-sale securities	37	89	152	898
Bank-owned life insurance earnings	90	97	279	675
Bargain purchase gain	—	3,666	—	3,666
Other income	187	76	606	220
Total noninterest income	978	4,764	3,046	8,099
Noninterest expense:
Salaries and employee benefits	4,099	3,732	12,827	11,151
Occupancy expense	812	606	2,620	1,804
Equipment expense	387	423	1,171	1,301
Professional fees	405	325	1,212	1,296
FDIC assessment	180	160	540	496
Acquisition related expense	—	250	—	425
Telephone, postage and supplies	271	295	985	844
Operating losses	29	14	54	66
Advertising	70	81	363	256
Bankcard expenses	—	114	1	427
Data processing expense	163	110	489	386
Low income housing expense	110	69	329	208
Surety insurance	77	96	198	220
Directors expense	63	63	189	189
Gain on sale of other real estate owned	—	—	—	(4)
Other real estate owned expense	22	5	100	56
Other expense	262	288	996	1,061
Total noninterest expense	6,950	6,631	22,074	20,182
Earnings before provision for income tax expense	2,502	5,431	5,770	8,838
(Benefit) provision for income tax expense	(629)	490	330	1,381
Net earnings	3,131	4,941	5,440	7,457
Dividends and discount accretion on preferred stock	251	158	581	501
Net earnings available to common stockholders	$2,880	$4,783	$4,859	$6,956

Earnings per share data:
Basic	$0.77	$1.30	$1.30	$1.89
Diluted	$0.75	$1.27	$1.27	$1.86

Weighted average shares outstanding:
Basic	3,761	3,692	3,735	3,689
Diluted	3,852	3,759	3,824	3,745

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$3,131	$4,941	$5,440	$7,457
Unrealized holding gain on available-for-sale securities net of tax of $19, ($582), $3,093 and ($664)	(27)	837	(4,450)	956
Reclassification adjustment for gain on available-for-sale securities sold, net of tax of $15 and $62 for three and nine months ended September 30, 2013, and $36 and $368 for three and nine months ended September 30, 2012, respectively	(22)	(53)	(90)	(530)
Total comprehensive earnings	$3,082	$5,725	$900	$7,883

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2013	2012
Cash flow from operating activities:
Net earnings	$5,440	$7,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(152)	(898)
Depreciation, amortization and accretion	2,803	2,585
Gain on sale of other real estate owned	—	(4)
Stock-based compensation expense	192	166
Earnings on bank owned life insurance	(279)	(46)
Provision for loan losses	1,335	1,200
Bargain purchase gain	—	(3,666)
(Increase) decrease in accrued interest receivable	(95)	372
Decrease in prepaid expense	631	594
Increase in other assets	(319)	(977)
Increase in accrued expenses and other liabilities	1,478	242
Net cash provided by operating activities	11,034	7,025

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	—	(18,374)
Purchase of securities available-for-sale	(93,256)	(64,866)
Proceeds from matured/called/sold securities available-for-sale	33,180	38,136
Net investment, (redemption), in other equity securities	164	(1,280)
Maturities of time deposits of other banks	6,237	17,096
Proceeds from sale of other real estate owned	—	832
Net investment in other real estate owned	(25)	(13)
Net (increase) in loans	(17,936)	(1,835)
Increase in bank-owned life insurance	—	(2,124)
Purchases of bank premises, equipment, leasehold improvements	(873)	(582)
Proceeds from sale of equipment	13	—
Net cash used in investing activities	(72,496)	(33,010)
6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30
	2013	2012
Cash flows from financing activities
Net increase in demand and savings deposits	53,469	68,687
Net decrease in time deposits	(40,697)	(6,170)
Increase (decrease) in FHLB advances	42,780	(3,369)
Dividends paid on common stock	(677)	(421)
Exercise of stock options	693	88
Redemption of preferred stock series C	(3,150)	—
Dividends paid on preferred stock series C	(449)	(501)
Net cash provided by financing activities	51,969	58,314
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,493)	32,329
Cash and cash equivalents at beginning of period	27,861	38,474
Cash and cash equivalents at end of period	$18,368	$70,803

Additional cash flow information:
Interest paid	1,977	1,868
Income taxes paid	575	1,685
Tax benefit on exercise of stock options	164	22

Non-cash investing and financing activities:
Accrued dividends	376	246
Change in unrealized gain in available for-sale securities, net of tax	(4,540)	956

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

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

NOTE B – STOCK OPTION PLANS

Stock option expense is recorded based on the fair value of option contracts issued. The fair value is determined by the expected life, the risk free interest rate, the volatility of the Company’s stock price and the level of dividends the Company is expected to pay.

The expected term of options granted is derived from historical plan behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant.

The amount of compensation expense for options recorded in the quarter ended September 30, 2013 was $70,000, and $44,000 for the quarter ended September 30, 2012. There was an income tax benefit of $43,000 recognized in the statements of earnings for the quarter ended September 30, 2013, and none for the quarter ended September 30, 2012. There was an income tax benefit of $164,000 for the nine months ended September 30, 2013, and $22,000 for the nine months ended September 30, 2012, respectively. The amount of compensation expense for options recorded in the nine months ended September 30, 2013 and September 30, 2012 was $192,000 and $166,000, respectively.

The intrinsic value for options exercised during the three months ended September 30, 2013 was $6,000. The intrinsic value for options exercised during the nine months ended September 30, 2013 was $577,000.The intrinsic value for options exercisable during the nine months ended September 30, 2013 was $1,692,000. The intrinsic value for options exercised for the nine months ended September 30, 2012 was $84,000. The fair value assumptions was determined using the Black-Scholes model. The exercise price was $19.30, the expected term was derived from the output of the model, and is 8.75 years, which is the expected period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve at the time of the grant, or 3.20% for options granted in 2013. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option. The options granted estimated value was $10.44. There were 60,785 options granted for the first nine months ended September 30, 2013 and no options granted for the nine months ended September 30, 2012.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2013 was $697,000, and the weighted average period over which it will be amortized is 3.6 years.

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

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$3,131	$4,941	$5,440	$7,457
Dividends and discount accretion on preferred stock	251	158	581	501
Net earnings available to common shareholders	$2,880	$4,783	$4,859	$6,956

Average number of shares outstanding	3,761	3,692	3,735	3,689
Effect of dilutive options	91	67	88	56
Average number of shares outstanding used to calculate diluted earnings per share	3,852	3,759	3,824	3,745

Anti-dilutive options not included	132	245	198	282
9

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
September 30, 2013
U. S. Treasury securities	$6,112	$58	$(36)	$6,134
Obligations of U.S. Government agencies	87,843	599	(753)	87,689
Mortgage backed securities	82,870	549	(2,187)	81,232
Obligations of states and political subdivisions	82,932	1,631	(1,262)	83,301
Corporate debt	26,993	395	(134)	27,254
	$286,750	$3,232	$(4,372)	$285,610

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2012:
U.S. Treasury securities	$7,145	$135	$—	$7,280
Obligations of U.S. government agencies	71,061	1,206	(7)	72,260
Mortgage-backed securities	53,934	1,383	(137)	55,180
Obligations of states and political subdivisions	78,147	3,515	(53)	81,609
Corporate debt	18,103	535	(22)	18,616
	$228,390	$6,774	$(219)	$234,945

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of September 30, 2013 and December 31, 2012 follows.

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30,2013
U.S. Treasury securities	$2,023	$(36)	$—	$—	$2,023	$(36)
Obligations of U.S. Government agencies	38,092	(753)	—	—	38,092	(753)
Mortgage-backed securities	54,278	(2,187)	—	—	54,278	(2,187)
Obligations of states and political subdivisions	31,049	(1,198)	1,095	(64)	32,144	(1,262)
Corporate debt	11,063	(132)	498	(2)	11,561	(134)
Total	$136,505	$(4,306)	$1,593	$(66)	$138,098	$(4,372)
10

		Less than		12 Months
(Dollar amounts in thousands)	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012:
Obligations of U.S. government agencies	$4,093	$(7)	$—	$—	$4,093	$(7)
Mortgage-backed securities	8,580	(137)	—	—	8,580	(137)
Obligations of states and political subdivisions	8,492	(53)	—	—	8,492	(53)
Corporate debt	—	—	478	(22)	478	(22)
Total	$21,165	$(197)	$478	$(22)	$21,643	$(219)

At September 30, 2013, there were two securities in an unrealized loss position for greater than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security is other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

The amortized cost and carrying value of debt securities as of September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 2013
(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$12,448	$12,588
Due after one through five years	107,316	108,152
Due after five years through ten years	125,704	124,091
Due after ten years	41,282	40,779
	$286,750	$285,610

For the nine months ended September 30, 2013, gross realized gains amounted to $152,000 on the sale of $12,428,000 in securities. For the nine months ended September 30, 2012, gross realized gains amounted to $906,000 on the sale of $25,743,000 in securities. For the nine months ended September 30, 2013, there were no gross realized losses, but for the same period in 2012, gross realized losses were $8,000 on the sale of $1,968,000 in investment securities.

At September 30, 2013, securities with an amortized cost of $68,277,000 and fair value of $68,985,000 were pledged as collateral for public deposits and for other purposes required by law.

11

NOTE E - LOANS

Loans are summarized as follows at September 30, 2013 and December 31,2012:

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			September 30,
September 30, 2013:	Originated	PNCI	PCI	2013
Commercial real estate	$290,818	$41,680	$1,347	$333,845
Real estate construction	22,966	3,033	588	26,587
Real estate multi-family	39,474	11,620	—	51,094
Real estate 1 to 4 family	97,528	10,703	—	108,231
Commercial & industrial	36,960	10,116	—	47,076
Consumer loans	1,691	—	—	1,691
Gross loans	489,437	77,152	1,935	568,524
Net deferred loan fees	(612)	—	—	(612)
Allowance for loan losses	(9,722)	(26)	—	(9,748)
Net loans	$479,103	$77,126	$1,935	$558,164

PNCI	= purchased, non-credit impaired
PCI	= purchased, credit impaired

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			December 31
December 31, 2012:	Originated	PNCI	PCI	2012
Commercial real estate	$254,449	$48,009	$1,402	$303,860
Real estate construction	14,866	3,594	486	18,946
Real estate multi-family	39,176	18,828	—	58,004
Real estate 1 to 4 family	97,329	15,390	—	112,719
Commercial & industrial	42,847	12,717	—	55,564
Consumer loans	1,824	—	—	1,824
Gross loans	450,491	98,538	1,888	550,917
Net deferred loan fees	(230)	—	—	(230)
Allowance for loan losses	(9,124)	—	—	(9,124)
Net loans	$441,137	$98,538	$1,888	$541,563

PNCI	= purchased, non-credit impaired
PCI	= purchased, credit impaired

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows.

12

Allowance for Credit Losses
For the Three Months Ended September 30, 2013

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,491	$5,331	$742	$329	$1,791	$61	$9,745
Charge-offs	(56)	(23)	—	—	(141)	(5)	(225)
Recoveries	—	2	—	—	1	—	3
Provision	(28)	211	9	(76)	109	0	225
Ending balance	$1,407	$5,521	$751	$253	$1,760	$56	$9,748

Ending balance: individually evaluated for impairment	$209	$193	$13	$—	$225	$1	$641
Ending balance: collectively evaluated for impairment	$1,198	$5,328	$738	$253	$1,535	$55	$9,107

Allowance for Credit Losses
For the Nine Months Ended September 30, 2013

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,876	$4,811	$857	$—	$1,516	$64	$9,124
Charge-offs	(56)	(262)	(81)	—	(385)	(6)	(790)
Recoveries	70	6	—	—	2	1	79
Provision	(483)	966	(25)	253	627	(3)	1,335
Ending balance	$1,407	$5,521	$751	$253	$1,760	$56	$9,748

Ending balance: individually evaluated for impairment	$209	$193	$13	$—	$225	$1	$641
Ending balance: collectively evaluated for impairment	$1,198	$5,328	$738	$253	$1,535	$55	$9,107
13

Recorded Investment in Loans at September 30, 2013

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$47,076	$333,845	$26,587	$51,094	$108,231	$1,691	$568,524
Ending balance: individually evaluated for impairment	$3,155	$19,010	$192	$643	$3,719	$1	$26,720
Ending balance: collectively evaluated for impairment	$43,921	$314,835	$26,395	$50,451	$104,512	$1,690	$541,804

Note: ending balance individually evaluated for impairment of $26,720 includes the sum of Impaired Loans-Originated $21,545 and Impaired Loans-PNCI $5,175 in the detailed Recorded Investment columns on pages 16 and 17.

The collectively evaluated ending balance line includes PCI loans

Allowance for Credit Losses
For the Three Months Ended September 30, 2012

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses
Beginning balance	$1,734	$3,752	$834	$49	$2,026	$63	$8,458
Charge-offs	(219)	—	—	—	(73)	(1)	(293)
Recoveries	—	15	—	—	2	—	17
Provision	84	118	(257)	(22)	475	2	400
Ending balance	$1,599	$3,885	$577	$27	$2,430	$64	$8,582
Ending balance: individually evaluated for impairment	$330	$470	$74	$22	$292	$—	$1,188

Ending balance: collectively evaluated for impairment	$1,269	$3,415	$503	$5	$2,138	$64	$7,394
14

Allowance for Credit Losses
For the Nine Months Ended September 30, 2012

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses
Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,706)	(738)	(54)	—	(182)	(5)	(2,685)
Recoveries	1	154	—	—	11	4	170
Provision	1,686	(276)	(540)	(644)	1,009	(35)	1,200
Ending balance	$1,599	$3,885	$577	$27	$2,430	$64	$8,582
Ending balance: individually evaluated for impairment	$330	$470	$74	$22	$292	$—	$1,188

Ending balance: collectively evaluated for impairment	$1,269	$3,415	$503	$5	$2,138	$64	$7,394

	Recorded Investment in Loans at September 30, 2012

(Dollar amounts in thousands)				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$59,312	$298,471	$17,907	$61,552	$117,198	$1,950	$556,390
Ending balance: individually evaluated for impairment	$4,309	$9,885	$7,210	$3,242	$6,366	$—	$31,012
Ending balance: collectively evaluated for impairment	$55,003	$288,586	$10,697	$58,310	$110,832	$1,950	$525,378
15

	Impaired Loans-Originated
	As of and for the nine months ended September 30, 2013

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$1,514	$1,687	$—	$1,640	$76
Commercial real estate	8,523	8,785	—	5,178	315
Residential - 1 to 4 family	1,171	1,286	—	863	21
Total	11,208	11,758	—	7,681	412

With an allowance recorded
Commercial and industrial	$1,641	$2,082	$209	$1,677	$12
Commercial real estate	6,147	6,147	180	5,693	197
Residential - 1 to 4 family	2,548	2,556	225	2,611	68
Consumer	1	1	1	1	—
Total	10,337	10,786	615	9,982	277

Total
Commercial and industrial	$3,155	$3,769	$209	$3,317	$88
Commercial real estate	14,670	14,932	180	10,871	512
Residential - 1 to 4 family	3,719	3,842	225	3,474	89
Consumer	1	1	1	1	—
Grand total	$21,545	$22,544	$615	$17,663	$689

	Impaired Loans -PNCI
	As of and for the nine months ended September 30, 2013

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Real estate-multi family	$643	$699	$—	$719	$23
Commercial real estate	3,982	4,859	—	4,869	219
Total	4,625	5,558	—	5,588	242

With an allowance recorded
Commercial real estate	$358	$482	$13	$482	$19
Commercial real estate construction	192	197	13	199	15
Total	550	679	26	681	34

Total
Commercial real estate construction	$192	$197	$13	$199	$15
Real estate-multi family	643	699	—	719	23
Commercial real estate	4,340	5,341	13	5,351	238
Grand total	$5,175	$6,237	$26	$6,269	$276
16

	Impaired Loans -Originated
	As of and for the year ended December 31, 2012

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$2,202	$2,338	$—	$2,298	$120
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	7,238	7,804	—	1,097	59
Residential - 1 to 4 family	1,052	1,147	—	1,065	55
Total	10,492	11,289	—	10,647	567

With an allowance recorded
Commercial and industrial	$1,965	$2,427	$384	$2,328	$30
Commercial real estate	5,433	5,433	415	5,685	240
Residential - 1 to 4 family	3,719	3,722	306	3,283	150
Total	11,117	11,582	1,105	11,296	420

Total
Commercial and industrial	$4,167	$4,765	$384	$4,626	$150
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	12,671	13,237	415	6,782	299
Residential - 1 to 4 family	4,771	4,869	306	4,348	205
Grand total	$21,609	$22,871	$1,105	$21,943	$987

	Impaired Loans -PNCI
	As of and for the year ended December 31, 2012

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$3,428	$3,776	$—	$3,777	$27
Total	3,428	3,776	—	3,777	27

With an allowance recorded
Commercial real estate construction	$681	$798	$232	$798	$4
Total	681	798	232	798	4

Total
Commercial real estate construction	$681	$798	$232	$798	$4
Commercial real estate	3,428	3,776	—	3,777	27
Grand total	$4,109	$4,574	$232	$4,575	$31

Nonaccrual loans totaled $9,053,000 and $12,474,000 as of September 30, 2013 and December 31, 2012. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified agreements, and accruing interest.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	September 31,	December 31,
	2013	2012
Commercial and industrial	$2,240	$2,618
Real estate - construction	193	1,898
Commercial real estate	4,912	6,251
Real estate multi family	643	—
Real estate 1 to 4 family	1,065	1,707
Total	$9,053	$12,474

Interest income on impaired loans of $965,000 was recognized for cash payments received during the nine months ended September 30, 2013, and $987,000 was recognized for cash payments received during the year ended December 31, 2012. The amount of interest on impaired loans not collected for the nine months ended September 30, 2013 was $529,000, and for the year ended December 31, 2012 was $1,358,000. The cumulative amount of unpaid interest on impaired loans was $3,303,000 for the nine months ended September 30, 2013, and $2,774,000 for the year ended December 31, 2012.

Total outstanding principal of troubled debt restructured loans as of September 30, 2013 was $5,574,000, of which $192,000 was real estate construction loans, $1,241,000 was residential loans, and $4,141,000 was commercial real estate loans. Total outstanding principal of troubled debt restructured loans at December 31, 2012 was $5,578,000, of which $2,723,000 was commercial loans, $1,446,000 was real estate one to four family, and $1,409,000 was commercial real estate loans.

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

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

As of September 30, 2013, there were no available commitments for additional funding of troubled debt restructurings.

	Modifications For the nine months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(Dollar amounts in thousands)
Real Estate Construction	1	$192	$192
Real estate 1 to 4 family	3	1,241	1,241
Commercial real estate	5	4,141	4,141
Total	9	$5,574	$5,574

As of September 30, 2013, no loans defaulted within the previous twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications For the Year Ended 12/31/2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(Dollar amounts in thousands)
Commercial and industrial	7	$2,723	$2,723
Real estate 1 to 4 family	3	1,446	1,446
Commercial real estate	3	1,409	1,409
Total	13	$5,578	$5,578

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

	Age Analysis of Past Due Loans
	As of September 30, 2013
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
Originated	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$—	—	2,474	2,474	288,344	290,818	—
Real estate construction	—	—	—	—	22,966	22,966	—
Real estate multi family	—	—	—	—	39,474	39,474	—
Real estate 1 to 4 family	771	62	1,065	1,898	95,630	97,528	—
Commercial & industrial	336	11	2,240	2,587	34,373	36,960	—
Consumer	20	—	1	21	1,670	1,691	—
Total	$1,127	$73	$5,780	$6,980	$482,457	$489,437	$—

							Recorded
							Investment >
Purchased							90 Days and
Not credit impaired							Accruing
Commercial real estate	$—	$—	$1,098	$1,098	$40,582	$41,680	—
Real estate construction	—	—	193	193	2,840	3,033	—
Real estate multi-family	—	—	643	643	10,977	11,620	—
Real estate 1 to 4 family	—	—	—	—	10,703	10,703	—
Commercial & industrial	—	—	—	—	10,116	10,116	—
Total	$—	$—	$1,934	$1,934	$75,218	$77,152	$—

							Recorded
							Investment >
Purchased							90 Days and
Credit impaired							Accruing
Commercial real estate	$—	$—	$1,339	$1,339	$8	$1,347	—
Real estate construction	—	—	—	—	588	588	—
Total	$—	$—	$1,339	$1,339	$596	$1,935	$—
22

	Age Analysis of Past Due Loans
	As of December 31, 2012
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
Originated	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$3,942	—	2,525	6,467	247,982	254,449	—
Real estate construction	—	—	—	—	14,866	14,866	—
Real estate multi family	—	—	—	—	39,176	39,176	—
Real estate 1 to 4 family	806	168	1,210	2,184	95,145	97,329	—
Commercial & industrial	18	44	2,619	2,681	40,166	42,847	—
Consumer	—	—	—	—	1,824	1,824	—
Total	$4,766	$212	$6,354	$11,332	$439,159	$450,491	$—

							Recorded
							Investment >
Purchased							90 Days and
Not credit impaired							Accruing
Commercial real estate	$690	$—	$2,212	$2,902	$45,107	$48,009	—
Real estate construction	—	—	1,411	1,411	2,183	3,594	—
Real estate multi-family	75	—	—	75	18,753	18,828	—
Real estate 1 to 4 family	—	119	—	119	15,271	15,390	—
Commercial & industrial	50	—	—	50	12,667	12,717	—
Total	$815	$119	$3,623	$4,557	$93,981	$98,538	$—

							Recorded
							Investment >
Purchased							90 Days and
Credit impaired							Accruing
Commercial real estate	$—	$—	$1402	$1402	$—	$1,402	—
Real estate construction	—	—	486	486	—	486	—
Total	$—	$—	$1,888	$1,888	$—	$1,888	$—
23

	Credit Quality Indicators
	As of September 30, 2013

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$285,642	$2,342	$2,834	$—	$290,818
Real estate construction	21,349	573	1,044	—	22,966
Real estate multi-family	39,474	—	—	—	39,474
Real estate 1 to 4 family	96,463	—	805	260	97,528
Commercial and industrial	35,167	—	1,793	—	36,960
Consumer loans	1,690	—	—	1	1,691
Totals	$479,785	$2,915	$6,476	$261	$489,437

Purchased
Not credit impaired
Commercial real estate	$29,936	$5,574	$6,170	$—	$41,680
Real estate construction	1,533	—	1,500	—	3,033
Real estate multi-family	11,620	—	—	—	11,620
Real estate 1 to 4 family	10,291	—	412	—	10,703
Commercial and industrial	10,116	—	—	—	10,116
Total	$63,496	$5,574	$8,082	$—	$77,152
Purchased
Credit impaired
Commercial real estate					$1,347
Real estate construction					588
Total					$1,935
24

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
Purchased
Credit impaired
Commercial real estate					$1,402
Real estate construction					486
Total					$1,888

NOTE F – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2013, Using
Description	Fair Value 9/30/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Treasury securities	$6,134	$6,134	$—	$—
Obligations of U.S. Government agencies	87,689	—	87,689	—
Mortgage-backed securities	81,232	—	81,232	—
Obligations of states and political subdivisions	83,301	—	83,301	—
Corporate debt	27,254	—	27,254	—
Total assets measured at fair value	$285,610	$6,134	$279,476	$—

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2012, Using
Description	Fair Value 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Treasury securities	$7,280	$7,280	$—	$—
Obligations of U.S. Government agencies	72,260	—	72,260	—
Mortgage-backed securities	55,180	—	55,180	—
Obligations of states and political subdivisions	81,609	—	81,609	—
Corporate debt	18,616	—	18,616	—
Total assets measured at fair value	$234,945	$7,280	$227,665	$—

The following tables present the recorded amount of assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Fair Value Measurements at September 30, 2013, Using
Description	Fair Value 9/30/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,299	$—	$—	$2,299
Total impaired assets measured at fair value	$2,299	$—	$—	$2,299
26

(Dollar amounts in thousands)		Fair Value Measurements at December 31, 2012, Using
Description	Fair Value 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,494	$—	$—	$2,494
Other real estate owned	4,710	—	—	4,710
Total impaired assets measured at fair value	$7,204	$—	$—	$7,204

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

Accrued Interest Receivable and Payable.

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

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2013:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,368	$18,368	$18,368
Interest-bearing time deposits with financial institutions	6,979	7,088		$7,088
Securities available for sale	285,610	285,610	6,134	279,476
Loans	567,912	561,036			$561,036
Other equity securities	5,300	5,300			5,300
Accrued interest receivable	3,855	3,855		3,855

Financial liabilities:

Deposits	781,124	781,517		781,517
Federal Home Loan Bank advances	44,000	44,000		44,000
Accrued interest payable	254	254		254

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,419			1,419

The carrying amount of loans include $9,053,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2013. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2012:

(Dollar amounts in thousands)	Carrying	Fair	Fair value measurements
	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,861	$27,861	$27,861
Interest-bearing time deposits with financial institutions	13,216	13,216		$13,216
Securities available for sale	234,945	234,945	7,280	227,665
Loans	550,917	547,740			$547,740
Other equity securities	5,464	5,464			5,464
Accrued interest receivable	3,760	3,760		3,760

Financial liabilities:
Deposits	768,352	769,043		769,043
Federal Home Loan Bank advances	1,220	1,221		1,221
Accrued interest payable	349	349		349

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,026			1,026

The carrying amount of loans include $12,474,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2012. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE G – PREFERRED STOCK

On September 15, 2011, Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”), as Preferred Stock – Series C – Non-Cumulative. The initial dividend rate is 5%. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent. If lending does not increase in the first two years, the dividend rate will increase to seven percent. After 4.5 years, the dividend rate will increase to nine percent if the Company has not repaid the SBLF funding. The dividend rate at September 30, 2013 was 5%. On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed.

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

In April 2013, the FASB issued ASU 2013-11 “Income Taxes” - (Topic 740). This ASU requires an entity to present in the financial statements an unrecognized tax benefit as a liability and the unrecognized tax benefit should not be combined with deferred tax assets to the extent that a net operating loss carry-forward, tax loss or credit carry-forward is also not available at the reporting date. The amendment is to be applied prospectively to all unrecognized tax benefits and are effective for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Management has reviewed the remaining Accounting Standards Updates (ASU; 2013-03 through 2013-10) and concluded that none are applicable to the Company’s current operations.

Oceanic Bank Acquisition

On September 21, 2012, FNB Bancorp completed its acquisition of all of the outstanding stock of Oceanic Bank Holding, Inc. and its wholly-owned subsidiary, Oceanic Bank, a California banking corporation. Effective the same date, Oceanic Bank was merged into First National Bank of Northern California and Oceanic Bank Holding, Inc. was merged into FNB Bancorp.

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

The Company recorded a bargain purchase gain related to this acquisition in the amount of $3,666,000. The bargain purchase gain is shown as a separate line item in the Company’s 2012 Consolidated Statement of Earnings. The consolidated operating results of the Company include those of the former Oceanic Bank from the date of acquisition or September 21, 2012.

Earnings Analysis

Net earnings for the quarter ended September 30, 2013 were $3,131,000, compared to net earnings of $4,941,000 for the quarter ended September 30, 2012, a decrease of $1,810,000, or 36.6%. Cash dividend payments on the preferred shares outstanding were made as scheduled during the nine months ended September 30, 2013 and 2012, respectively. Net earnings for the nine months ended September 30, 2013 were $5,440,000 compared to net earnings of $7,457,000 for the nine months ended September 30, 2012, a decrease of $2,017,000 or 27.0%. Net earnings before income tax expense for the quarter ended September 30, 2013 were $2,502,000, compared to net earnings before income tax expense of $5,431,000 for the quarter ended September 30, 2012, a decrease of $2,929,000. Net earnings available to common stockholders for the quarter ended September 30, 2013, were $2,880,000, compared to net earnings available to common stockholders of $4,783,000 for the quarter ended September 30, 2012. Earnings before income tax expense were $5,770,000 for the nine months ended September 30, 2013 compared to net earnings before income tax expense of $8,838,000 for the nine months ended September 30, 2012, a decrease of $3,068,000. Net earnings available to common stockholders were $4,859,000 for the nine months ended September 30, 2013, compared to net earnings available to common stockholders of $6,956,000 for the nine months ended September 30, 2012. During the third quarter of 2012, a bargain purchase gain of $3,666,000 was recorded in relation to the completion of the purchase of Oceanic Holding, Inc. by FNB Bancorp on September 21, 2012.

Net interest income for the quarter ended September 30, 2013 was $8,699,000, compared to $7,698,000 for the quarter ended September 30, 2012. The increase in our net interest income was the result of a decrease in interest on interest bearing liabilities being larger than the decrease in interest earned on interest earning assets along with a significant increase in earning assets. Net interest income for the nine months ended September 30, 2013 was $26,133,000 compared to $22,121,000 for the nine months ended September 30, 2012. Our net interest income during 2013 has benefited from the fair value derived from the Oceanic Bank acquisition that closed in the third quarter of 2012. The fair value totaled $253,000 and $927,000 for the three and nine months ended September 30, 2013.

Basic earnings per share were $0.77 for the quarter ended September 30, 2013, compared to $1.30 for the same period last year. Diluted earnings per share were $0.75 for the quarter ended September 30, 2013, compared to $1.27 for the same period last year. Basic earnings per share were $1.30 for the nine months ended September 30, 2013, compared to $1.89 for the same period last year. Diluted earnings per share were $1.27 for the nine months ended September 30, 2013, compared to $1.86 for the same period last year.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2013 compared to the three-and nine-month periods ended September 30, 2012.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,
	2013			2012
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$543,826	$7,808	5.70%	$463,752	$7,208	6.17%
Taxable securities	211,858	911	1.71%	143,704	644	1.78%
Nontaxable securities (3)	73,079	674	3.66%	72,552	670	3.66%
Fed funds sold	9	—	n/a	108	—	n/a
Int time depos-other fin institutions	8,173	35	1.70%	1,672	6	1.42%
Total interest earning assets	836,945	9,428	4.52%	681,788	8,528	4.96%

NONINTEREST EARNING ASSETS:
Cash and due from banks	20,448			64,912
Premises	12,708			12,862
Other assets	33,768			27,702
Total noninterest earning assets	66,923			105,476
TOTAL ASSETS	$903,868			$787,264

INTEREST BEARING LIABILITIES:
Demand, int bearing	$74,557	24	0.13%	$68,637	21	0.12%
Money market	322,949	312	0.38%	282,434	412	0.58%
Savings	61,016	22	0.14%	55,434	28	0.20%
Time deposits	140,965	197	0.55%	112,782	198	0.70%
Fed funds borrowed	293	—	—	—	—	—
FHLB advances	12,243	5	0.16%	409	4	3.88%
Total interest bearing liabilities	612,023	560	0.36%	519,696	663	0.51%

NONINTEREST BEARING LIABILITIES:
Demand deposits	193,975			165,886
Other liabilities	8,142			11,547
Total noninterest bearing liabilities	202,117			177,433

TOTAL LIABILITIES	814,140			697,129
Stockholders’ equity	89,728			90,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,868			$787,264

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,868	4.20%		$7,865	4.58%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis.
(2)	Amounts of interest earned include loan fees of $265,000 and $276,000 for the quarters ended September 30, 2013 and 2012, respectively.
(3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $169,000 and $167,000 for the quarters ended September 30, 2013 and 2012, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
36

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,
	2013			2012
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$549,573	$23,986	5.84%	$458,709	$20,721	6.04%
Taxable securities	188,059	2,389	1.70%	133,423	1,874	1.88%
Nontaxable securities (3)	73,925	2,018	3.65%	72,064	2,024	3.76%
Fed funds sold	27	—	n/a	36	—	n/a
Int time depos-other fin institutions	9,723	125	1.72%	561	6	1.43%
Tot interest earning assets	821,307	28,518	4.64%	664,793	24,625	4.95%

NONINTEREST EARNING ASSETS:
Cash and due from banks	32,446			52,004
Premises	12,725			12,979
Other assets	34,316			28,016
Tot noninterest earning assets	79,487			92,999
TOTAL ASSETS	$900,794			$757,792

Demand, int bearing	$76,406	74	0.13%	$64,700	71	0.15%
Money market	310,616	1,035	0.45%	276,499	1,240	0.60%
Savings	63,673	79	0.17%	52,079	78	0.20%
Time deposits	154,984	688	0.59%	109,156	607	0.74%
Fed funds borrowed	108	—	—	—	—	—
FHLB advances	4,530	5	0.15%	137	4	—
Tot interest bearing liabilities	610,317	1,881	0.41%	502,571	2,000	0.53%

NONINTEREST BEARING LIABILITIES:
Demand deposits	187,743			155,624
Other liabilities	9,740			10,763
Tot noninterest bearing liabilities	197,483			166,387

TOTAL LIABILITIES	807,800			668,958
Stockholders’ equity	92,994			88,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,794			$757,792

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$26,637	4.34%		$22,625	4.55%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis.
(2)	Amounts of interest earned included loan fees of $856,000 and $843,000 for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $504,000 and $504,000 for the nine months ended September 30, 2013 and 2012, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.
(4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
37

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2013 and 2012. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2013, average loans outstanding represented 65.6% of average earning assets. For the quarter ended September 30, 2012, they represented 68.2% of average earning assets. For the nine months ended September 30, 2013 and 2012, average loans outstanding represented 67.7% and 69.1%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 decreased from 4.96% to 4.52%. Average loans increased by $80,074,000, quarter over quarter, while their yield declined from 6.17% to 5.70%. Interest income on total interest earning assets increased $900,000 on a fully-taxable equivalent basis.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the cost on total interest bearing liabilities decreased from 0.51% to 0.36%. Interest on advances from the Federal Home Loan Bank for the quarter ended September 30, 2013 was 0.13%. Time deposit interest cost decreased from 0.70% to 0.56%. The time deposit average balance outstanding increased by $28,183,000, while their expense remain the same at $198,000. Money market deposits average volume increased $40,515,000 or 14.34%, while their cost decreased from 0.58% to 0.38%.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, interest income on interest earning assets increased $3,893,000 on a fully-taxable equivalent basis, while average earning assets increased $156,514,000. Average loans increased by $90,864,000. Interest on loans increased $3,265,000, while yields decreased 20 basis points. The cost on total interest bearing liabilities decreased from 0.53% to 0.41%. Time deposit averages increased $45,828,000 and their yield decreased 15 basis points. Money market deposit average balances increased $34,117,000, and their cost decreased $205,000. For the nine months ended September 30, 2013, Federal Home Loan Bank advances averaged $4,530,000, and their interest cost was $4,000. For the nine months ended September 30, 2012, Federal Home Loan Bank advances averaged $137,000, and their interest cost was $4,000.

For the three and nine month periods ended September 30, 2013 and September 30, 2012, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended September 30,
(Dollar amounts in thousands)	2013 Compared to 2012
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$600	$(550)	$1,150
Taxable securities	267	(26)	293
Nontaxable securities (1)	4	(1)	5
Int time dep-other fin institutions	29	1	28
Total	$900	$(576)	$1,476

INTEREST BEARING LIABILITIES
Demand deposits	$(3)	$(1)	$(2)
Money market	99	138	(39)
Savings deposits	5	7	(2)
Time deposits	—	50	(50)
FHLB advances	—	116	(116)
Total	$101	$310	$(209)
NET INTEREST INCOME	$1,001	$(266)	$1,267

(1)	Includes tax equivalent adjustment of $169,000 and $167,000 in the three months ended September 30, 2013 and September 30, 2012, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Nine Months Ended September 30,
(Dollar amounts in thousands)	2013 Compared to 2012
	Interest	Variance Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$3,265	$(840)	$4,105
Taxable securities	515	(252)	767
Nontaxable securities (1)	(6)	(57)	51
Int time dep-other fin institutions	119	21	98
Total	$3,893	$(1,128)	$5,021

INTEREST BEARING LIABILITIES
Demand deposits	$(3)	$10	$(13)
Money market	205	358	(153)
Savings deposits	(2)	12	(14)
Time deposits	(81)	174	(255)
Total	$119	$554	$(435)
NET INTEREST INCOME	$4,012	$(574)	$4,586

(1)	Includes tax equivalent adjustment of $504,000 and $504,000 in the nine months ended September 30, 2013 and September 30, 2012, respectively.
39

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2013	2012	Amount	Percent
Service charges	$658	$722	$(64)	-8.9%
Credit card fees	6	114	(108)	-94.7%
Net gain on sale of available-for-sale of securities	37	89	(52)	-58.4%
Bank-owned life insurance policy earnings	90	97	(7)	-7.2%
Bargain purchase gain	—	3,666	(3,666)	-100.0%
Other income	187	76	111	146.1%
Total noninterest income	$978	$4,764	$(3,786)	-79.5%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$1,993	$2,218	$(225)	-10.1%
Credit card fees	16	422	(406)	-96.2%
Net gain on sale of available-for-sale securities	152	898	(746)	-83.1%
Bank-owned life insurance policy earnings	279	675	(396)	-58.7%
Bargain purchase gain	—	3,666	(3,666)	-100.0%
Other income	606	220	386	175.5%
Total noninterest income	$3,046	$8,099	$(5,053)	-62.4%

Noninterest income consists mainly of service charges on deposits, credit card fees and several other types of miscellaneous income. The Bank service charges were down during the third quarter and year to date of September 30, 2013 when compared to the same period during 2012 due to primarily a decrease in our overdraft fees. The decrease in credit card fees for the three and nine months ended September 30, 2013 was related to the sale of our merchant credit card portfolio that was completed in the fourth quarter of 2012. During the nine months of 2013, the Bank sold $12,428,000 in investment securities for a pre-tax gain of $152,000. During the first quarter of 2012, the Bank recorded a one-time gain on life insurance due to the passing of Mr. Mike Wyman, the former Chairman of the Board and CEO of the Company. During the nine months of 2012, the Company sold approximately $25,743,000 in investment securities at a pre-tax net gain of $906,000, and sold approximately $1,961,000 in investment securities at a pre-tax net loss of $8,000. The sale proceeds were reinvested in a variety of investment securities during the same period. The increase in other income for the three and nine months ended September 30, 2013 was primarily related to rents received on fully rented OREO properties. Rent collections on these properties began in January of 2013.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2013	2012	Amount	Percent
Salaries and employee benefits	$4,099	$3,732	$367	9.8%
Occupancy expense	812	606	206	34.0%
Equipment expense	387	423	(36)	-8.5%
Professional fees	405	325	80	24.6%
FDIC assessment	180	160	20	12.5%
Acquisition related expense	—	250	(250)	-100.0%
Telephone, postage & supplies	271	295	(24)	-8.1%
Operating losses	29	14	15	107.1%
Advertising expense	70	81	(11)	-13.6%
Bankcard expenses	—	114	(114)	-100.0%
Data processing expense	163	110	53	48.2%
Low income housing expenses	110	69	41	59.4%
Surety insurance	77	96	(19)	-19.8%
Directors expense	63	63	0	0.0%
Other real estate owned expense	22	5	17	340.0%
Other expense	262	288	(26)	-9.0%
Total noninterest expense	$6,950	$6,631	$319	4.8%

	NONINTEREST EXPENSE
	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2013	2012	Amount	Percent
Salaries and employee benefits	$12,827	$11,151	$1,676	15.0%
Occupancy expense	2,620	1,804	816	45.2%
Equipment expense	1,171	1,301	(130)	-10.0%
Professional fees	1,212	1,296	(84)	-6.5%
FDIC assessment	540	496	44	8.9%
Acquisition related expense	—	425	(425)	-100.0%
Telephone, postage & supplies	985	844	141	16.7%
Operating losses	54	66	(12)	-18.2%
Advertising	363	256	107	41.8%
Bankcard expenses	1	427	(426)	-99.8%
Data processing expense	489	386	103	26.7%
Low income housing expenses	329	208	121	58.2%
Surety insurance	198	220	(22)	-10.0%
Directors expense	189	189	0	0.0%
Other real estate owned expense	100	56	44	78.6%
Gain on sale of other real estate owned	—	(4)	4	-100.0%
Other expense	996	1,061	(65)	-6.1%
Total noninterest expense	$22,074	$20,182	$1,892	9.4%
41

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2013 compared to three months ended September 30, 2012, it represented 59.0% and 56.3% of total noninterest expenses. For the nine months ended September 30, 2013 and 2012, it was 58.1% and 55.3%, respectively, of total noninterest expenses. During the third quarter of 2012, an additional regional loan officer was added to assist our efforts in our San Francisco area branch offices. Also, the addition of personnel related to the acquisition of Oceanic Bank increased salary and benefit expenses incurred by the Bank after the acquisition date of September 21, 2012.

Provision for Loan Losses.

There was a provision for loan losses of $225,000 and $400,000 for the three months ended September 30, 2013 and 2012, respectively. There was a provision for loan losses of $1,335,000 and $1,200,000 for the nine months ended September 30, 2013 and 2012, respectively. The allowance for loan losses was $9,748,000 or 1.71% of total gross loans at September 30, 2013, compared to $8,582,000 or 1.54% of total gross loans at September 30, 2012. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged-off during the first nine months of 2013 were significantly lower than during the same time period during 2012, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis. A significant allocation of our allowance for loan losses exists to reflect the degree of uncertainty related to the credit risk and performance of the Oceanic Bank loan portfolio since its acquisition.

Income Taxes

The effective tax rate for the quarter ended September 30, 2013 was a benefit of 25.1% which compares to a 9.0% effective tax rate for the quarter ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 and September 30, 2012, was an effective tax rate of 5.7% and 15.6%, respectively. During the third quarter of 2013, the Bank recorded a tax benefit of $1,334,000. This tax benefit was primarily the result of the reversal of our deferred tax valuation reserve. Taxable income levels and forecasted net income have risen to levels where management no longer believes the deferred tax valuation allowance is necessary All low income housing tax credit carry-forwards are now expected to be realized. Tax preference items which affect our effective tax rate include changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in Enterprise Zones. During the first quarter of 2012, the Company recognized a tax free gain on proceeds of life insurance of approximately $370,000 due to the passing of the Company’s former Chairman and CEO, Mike Wyman. During the third quarter of 2012, the effective tax rate declined due primarily to the recording of a significant bargain purchase gain related to the acquisition of Oceanic Holding, Inc. and its wholly-owned subsidiary, Oceanic Bank.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2013 are adequate to meet its operating needs in 2013 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $927,051,000 at September 30, 2013 from $875,340,000 at December 31, 2012. The increases were primarily $50,665,000 in securities available-for-sale and $16,601,000 in net loans.

Loans. Gross loans (before net loan fees) at September 30, 2013 were $568,524,000. Loans acquired from Oceanic Holding, Inc. on September 2012 were $103,194,000. During the first nine months of 2013, gross commercial real estate loans increased $29,985,000, real estate construction loans increased $7,641,000, real estate multi- family loans decreased $6,910,000, real estate loans secured by 1 to 4 family residences decreased $4,488,000, commercial and industrial loans decreased $8,488,000, and consumer loans decreased by $133,000. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	September 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2013		2012
Commercial real estate	$333,845	60%	$303,860	56%
Real estate construction	26,587	5%	18,946	3%
Real estate multi family	51,094	9%	58,004	11%
Real estate 1 to 4 family	108,231	19%	112,719	21%
Commercial & industrial	47,076	8%	55,564	10%
Consumer loans	1,691	0%	1,824	1%
Gross loans	568,524	102%	550,917	102%
Net deferred loan fees	(612)	0%	(230)	0%
Allowance for loan losses	(9,748)	-2%	(9,124)	-2%
Total	$558,164	100%	$541,563	100%

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

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012
Balance, beginning of period	$9,124	$9,897
Provision for loan losses	1,335	1,200
Recoveries	79	170
Amounts charged off	(790)	(2,685)
Balance, end of period	$9,748	$8,582

During the nine months ended September 30, 2013, there was a provision for loan losses of $1,335,000 compared to $1,200,000 for the same period in 2012. Loan charge-off levels have declined year over year, and overall, the allowance has been increased. In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2013. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

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

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2013, there was $15,728,000 in nonperforming assets, compared to $19,124,000 at December 31, 2012. Nonaccrual loans were $9,053,000 at September 30, 2013, compared to $12,474,000 at December 31, 2012. There were no loans past due 90 days and still accruing at either date. The increase in nonperforming assets during 2012 was primarily due to the purchased nonperforming assets included in the Oceanic Bank acquisition.

There was $6,675,000 in Other Real Estate Owned at September 30, 2013. There was $6,650,000 in Other Real Estate Owned at December 31, 2012. Management intends to aggressively market these properties. While management believes these properties will sell in the short term, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Deposits are gathered primarily from our customers in San Francisco and San Mateo counties. Although the Financial District, Sutter and Guam branches were closed in 2013, there was a modest growth in for the nine months of 2013, with deposits moving towards money market and savings, and away from time deposits. Deposits declined by $21,676,000 or 2.7% in the third quarter of 2013, primarily a decrease of $18,045,000 in time deposits. The growth in deposits during the third quarter of 2012 was primarily due to the acquisition of Oceanic Bank.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2013:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$10,592	$23,168	$33,760
Over three through six months	8,742	32,128	40,870
Over six through twelve months	9,993	16,545	26,538
Over twelve months	9,991	19,210	29,201
Total	$39,318	$91,051	$130,369

Regulatory Capital. The following table shows the regulatory capital ratios and leverage ratios at September 30, 2013 and December 31, 2012 for the Bank. The ratios for the Bank and the Company are essentially equivalent.

TABLE 10				Minimum “Well
	September 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2013	2012		Requirements
Total Regulatory Capital Ratio	13.37%	14.56%	≥	10.00%
Tier 1 Capital Ratio	12.12%	13.31%	≥	6.00%
Leverage Ratios	9.44%	9.68%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2013, liquid assets were $310,957,000, or 33.5% of total assets. As of December 31, 2012, liquid assets were $276,022,000, or 31.5% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2013, net loans were at 71.5% of deposits. On December 31, 2012, net loans were at 70.5% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2013 and December 31, 2012, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $141,944,000 and $102,552,000 at September 30, 2013 and December 31, 2012, respectively. As a percentage of net loans, these off-balance sheet items represent 25.4% and 18.9% respectively.

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

Item 4T. Controls and Procedures.

(a)     Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2013. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)     Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2013, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings adverse to the Company or First National Bank to which any director, officer, affiliate of the Company, or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company are a party, and none of the foregoin1g persons has a material interest adverse to the Company or First National Bank. From time to time, the Company and/or First National Bank are a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any material pending legal proceedings to which either it or First National Bank may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company and First National Bank, taken as a whole.

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

c) ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of Common Stock, or 143,182 shares. There were no repurchases during the quarter ended September 30, 2013. There were 10,457 shares remaining that may be purchased under this Plan as of September 30, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:
November 14, 2013	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)
48