Form 10-K
period 2013-12-31
FNB BANCORP/CA/
filed 2014-03-28
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013,
or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP

(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)
(650) 588-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	Common Stock, no par value

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $59,600,975

Page 1 of 117 pages

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2014

No par value Common Stock – 3,978,505 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company, including State and local issues being addressed in California; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a furtherdecline in real estate values in the operating market areas of the Company; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Syria, and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under “Item 1A – Risk Factors” in this report and other cautionary statements and information set forth in this report should be read carefully, considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

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

The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California, a national banking association. The Company has no other subsidiary.

The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank is locally owned and presently operates eleven full service banking offices in the cities of Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, and San Francisco. The Bank also has a loan production office in Sunnyvale. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo and San Francisco Counties.

The Bank is chartered under the laws of the United States and is governed by the National Bank Act, and as a national bank is a member of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to the applicable legal limits, currently $250,000 per separately insured depositor. The Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. The regulations of the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency govern many aspects of the Bank’s business and activities, including investments, loans, borrowings, branching, mergers and acquisitions, reporting and numerous other areas. The Bank is also subject to applicable provisions of California law to the extent those provisions are not in conflict with or preempted by federal banking law. See “Supervision and Regulation” below.

The Bank’s market areas consist primarily of the counties of San Francisco and San Mateo. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita income in the counties of San Francisco and San Mateo for the year 2012 were $80,014 and $74,582, respectively, which represented an increase of 19.6% and a decrease of 14.1%, respectively, over 2009 levels. Management believes per capita income levels grew at single digit growth rates during the year ended December 31, 2013, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department report sun employment levels of 4.8% in San Francisco County, 4.6% in San Mateo County, and 7.9% for the State of California, in December 2013. For December 2012, San Francisco County showed 6.5%, San Mateo County showed 6.0%, and the State of California 9.7%.

In addition, a report from the California Employment Development Department (“EDD”), based on information published by America’s Labor Market Information System (ALMIS) Employer Database 2013 2nd Edition, lists the following major employers in San Francisco County: Bechtel, Deloitte, Federal Reserve Bank, GSA Pacific Rim Region, California Pacific Medical Center, Kaiser Permanente Medical Center, San Francisco General Hospital, Pacific Gas & Electric, San Francisco Chronicle, San Francisco State University, UCSF-Medical Center, US Veterans Medical Center and University of California-San Francisco. The following were listed as major employers in San Mateo County: Gilead Sciences, Kaiser Permanente Medical Group, Mills-PeninsulaMedical Center, San Mateo County Human Resources, Oracle Corp., SRI International, Stanford Linear Accelerator, U.S. Interior Department, and Visa International Services Association. The major labor force in both counties is represented by the service industries, including financial services, educational and health services, professional and business services, leisure and hospitality and state government.

The Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the Internet. The Bank also makes available commercial loans and standby letters of credit and construction, accounts receivable, inventory, automobile, home improvement, residential real estate, and commercial real estate loans,home equity lines, Small Business Administration loans, office equipment, leasehold improvement and consumer loans as well as overdraft protection lines of credit. In addition, the Bank sells travelers checks and cashier’s checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2013, the Bank had a total of 22,540 deposit accounts. The Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2013, The Bank had $4,905,000 in such deposits. There is no concentration of deposits or any customer with 5% or more of the Bank’s total deposits.

At December 31, 2013, the Company had total assets of $891,930,000, net loans of $552,343,000, deposits of $773,615,000 and stockholders’ equity of $94,249,000. The Company competes with approximately 34 other banking or savings institutions in its San Francisco and San Mateo County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of San Mateo County is approximately 2.66%, and 0.07% in the San Francisco County marketarea (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2013). See “Competitive Data” below.

Employees

At December 31, 2013, the Company employed 184 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Available Information

The Company and the Bank maintain an Internet website at http://www.FNBNORCAL.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Simply select the “Investor Relations” menu item and then click on “Financial Statements.” Information on such website is not incorporated by reference into this report.

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

Capital Standards.

The Board of Governors, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8% of its assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan and lease loss reserves.

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

At December 31, 2013, the Company and the Bank were in compliance with the risk-based capital and leverage ratios described above. See “Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” below. Also see Note 20 to the Financial Statements incorporated by reference in Item 8 below.

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

The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.”FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized” and an “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

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

Effective January 1, 2015, the risk-based-capital regulations and prompt corrective regulations, described above under “Capital Standards” and “Prompt Corrective Action,” have been amended to the extent described below under Basel III Capital.

Basel III Capital

In July 2013, the federal bank regulatory agencies issued interim final rules that revise and replace the current risk-based capital requirements. These rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

 Effective January 1, 2015, banking organizations like the Company and the Bank must comply with new minimum capital ration requirements to be phased in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a total capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); a Tier 1 capital to adjusted average total assers (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer would increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, discretionary payments under Tier 1 instruments and paying discretionary bonuses if its capital ratio level fell below the buffer amount.

The federal bank regulatory agencies have also proposed changes to the prompt corrective action framework (described above under “Prompt Corrective Action”) which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes will take effect January 1, 2015 and will require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Assuming the Basel III interim final rules were in effect at December 31, 2013, and based upon the Company’s capital position at December 31, 2013, management believes that the Company and the Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the interim final rules.

Uniform Rating System

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

 CRA Compliance

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

Limitation on Dividends

FNB Bancorp. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Also, the Company has been required to make dividend payments to the U. S. Treasury on the shares of Series C, Senior Non-cumulative Perpetual Preferred Stock that were issued on September 15, 2011 as part of the Small Business Lending Fund program established under the Small Business Jobs Act of 2010. See discussion under “Small Business Jobs Act of 2010,” below. On January 23, 2014, the Company redeemed all of the remaining outstanding preferred shares that had been issued to the U.S. Treasury through the Small Business Lending Fund, in a cash redemption transaction.

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

The California General Corporation Law provides that neither a corporation nor any of its subsidiaries shall make a distribution to the corporation’s shareholders unless the board of directors has determined in good faith either of the following: (1) the amount of retained earnings of the corporation immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or (2) immediately after the distribution, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount. The good faith determination of the board of directors may be based upon (1) financial statements prepared on the basis of reasonable accounting practices and principles, (2) a fair valuation, or (3) any other method reasonable under the circumstances; provided, that a distribution may not be made if the corporation or subsidiary making the distribution is, or is likely to be, unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. The term “preferential dividends arrears amount” means the amount, if any, of cumulative dividends in arrears on all shares having a preference with respect to payment of dividends over the class or series to which the applicable distribution is being made, provided that if the articles of incorporation provide that a distribution can be made without regard to preferential dividends arrears amount, then the preferential dividends arrears amount shall be zero. The term “preferential rights amount” means the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights, including accrued but unpaid dividends, of other shareholders upon dissolution that are superior to the rights of the shareholders receiving the distribution, provided that if the articles of incorporation provide that a distribution can be made without regard to any preferential rights, then the preferential rights amount shall be zero.

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

For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with other insured financial institutions, retaining the portion of such loans which is within its lending limits. As of December 31, 2013, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $14,437,000 on an unsecured basis and $24,061,000 on a fully secured basis, based on regulatory Total Risk-Based Capital of $96,247,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County and the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2013, there were 29 commercial and savings banking institutions in San Mateo County with a total of $25,416,244,000 in deposits at June 30, 2013. The Bank had a total of 9 offices in the county with total deposits of $676,236,000 at the same date, or 2.66% of the San Mateo County totals. There were 52 banking and savings institutions in the County of San Francisco with a total of $186,573,327,000 in deposits at June 30, 2013. The Bank had a total of 4 offices in the county with total deposits of $126,984,000, or 0.07% of the County of San Francisco totals. Offices of First National Bank in San Mateo County and the City and County of San Francisco have averaged deposit growth of 6.01% over the last two years. Some of this growth was related to the Company’s acquisition of Oceanic Bank, which occurred in September, 2012.

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

Impact of Certain Legislation and Regulation

National banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the Office of the Comptroller of the Currency to engage in an activity through a subsidiary in which the Bank itself may not engage.

The Gramm-Leach-Bliley Act of 1999 (the “Act”), eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which were established by the Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a structure authorized by the Act.

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

 Volker Rule

On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volker rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or the financial stability of the United States. The effective date of the final rule is delayed to July 21, 2015 in order to provide a transitional period for banking entities to conform their activities and policies to the final rule. Neither the Company nor the Bank engages in activities prohibited by the Volker Rule and management does not expect the Volker Rule to have a material impact upon the Company or the Bank.

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

On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act. Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended at various times. On May 26, 2011, Congress approved a four–year extension of three expiring provisions, which are now set to expire June 1, 2015.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

●	Created expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

●	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

●	Created mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and it made issuer interference with an audit a crime.

●	Required enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

●	Enhanced criminal penalties for a broad array of white collar crimes and increased the statute of limitations time period for filing securities fraud lawsuits.

●	Required disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

●	Required disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”

●	Created a prohibition on insider trading during pension plan black-out periods.

●	Mandated disclosure of off-balance sheet transactions.

●	Created a prohibition on personal loans to directors and officers.

●	Specified conditions related to the use of non-GAAP (generally accepted accounting principles) financial measures.

●	Created standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.

●	Created expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.

●	Created accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as “accelerated filers,” with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.

●	Required disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

●	Created rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

The Company’s securities are not currently listed on any exchange. They are traded on the NASDAQ Other the Counter Bulletin Board (OTCBB). In the event of such a listing in the future, in addition to the rules promulgated by the SEC pursuant to the Act, the Company would be required to comply with the listing standards applicable to all exchange listed companies.

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

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury was required to promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. The Company no longer participates in the CPP, so the restrictions and standards set forth in Section 7001 of the ARRA are no longer applicable to the Company. (See “Small Business Jobs Act of 2010” below.)

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

On September 15, 2011, as part of the Small Business Lending Fund (“SBLF”) program established under the Small Business Jobs Act of 2010, the Company entered into and consummated a SBLF Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (“Treasury”), pursuant to which the Company (i) issued and sold to Treasury a total of 12,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12,600,000. The Series C Preferred Stock qualifies as Tier 1 capital.

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

Subject to the prior approval of the appropriate Federal Banking Agency, the Series C Preferred Stock may be redeemed, in whole or in part, at any time at the option of the Company, at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends for the then current period, to the date of redemption.

On May 6, 2013, the Company redeemed 25% of the original issue $12,600,000 of Series C Preferred Stock for a cash payment of $3,150,000. Subsequently, on January 23, 2014, the remaining $9,450,000 of Series C Preferred Stock was redeemed, also in a cash transaction. See Note 23 to the Financial Statements incorporated in Item 8 below.

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

Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

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

Geographic Concentration. All of the banking offices of the Company are located in the Northern California Counties of San Mateo and San Francisco. The Bank also has a loan production facility in Santa ClaraCounty. The Company and the Bank conduct business primarily in the San Franciscobay area. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this area. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the State government. The Company can provide no assurance that conditions in the California economy will not deteriorate further or that such deterioration will not adversely affect the Company.

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

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which was scheduled to remain in effect through December 31, 2013. With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the $250,000 per depositor insurance limit was made permanent and, among other matters, unlimited deposit insurance for non-interest bearing transaction accounts was extended through December 31, 2012. However, after December 31, 2012, deposits held in non-interest bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category.

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

Technology and Technological Change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology will enable efficiency and meeting customers’ changing needs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to retain and compete for customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact of the long-term aspect of our business and, in turn, our financial condition and results of operations.

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

Commercial loans. As of December 31, 2013, approximately 9% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Our current economic recession has made it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. If the Bank is required to repossess equipment or pursue collection efforts under personal guarantees, there could be a substantial decrease in value of collateral, if any, increased legal costs, and an increased risk of loss on the amount outstanding.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2013, real estate (including construction loans) served as the principal source of collateral with respect to approximately 91% of the Company’s loan portfolio. The current substantial decline in the economy in general, coupled with a continued decline in real estate values in the Company’s primary operating market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. Real estate values have declined, due in part to reduced construction lending, tighter underwriting requirements, and reduced borrower ability to make payments. Real estate loans may pose collection problems, resulting in increased collection expenses, and delays in the ultimate collection of these loans.

In addition, acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Allowance for Loan and Lease Losses. The Company maintains an allowance for loan losses to provide for inherent loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and the allowance for loan and lease losses. Although we believe that the Company’s allowance for loan and lease losses is adequate to cover inherent future losses, we cannot assure you that we will not further increase the allowance for loan and lease losses or that the regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2013 and 2012, our OREO totaled $5,318,000 and $6,650,000, respectively.

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

The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 3,978,505 were outstanding at December 31, 2013. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2013, the Company had outstanding options to purchase a total of 496,429 shares of common stock. As of December 31, 2013, 133,657 shares of common stock remained available for grants under the 2008 Stock Option Plan. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited, making the ability to raise funds in the future through a stock offering more difficult.

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

Business Confidence Uncertainty. Terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis could adversely impact the Company and the extent of such impact is uncertain. Even more so, the problems in the mortgage and credit markets, the government conservatorship of Fannie Mae and Freddie Mac, as well as large write-offs at some major financial institutions have had a negative impact on the entire financial services industry. Such events have had an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

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

At December 31, 2013, we held $4.0 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have limited value.

At December 31, 2013, we maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $287,000,000, of which $272,000,000 was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB common stock and certain other qualifying collateral, such as commercial and mortgage loans. We are highly dependent on the FHLB of San Francisco as the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

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

The Bank owns approximately 30,900 square feet of land and an approximately 5,100 square foot one story building located at 425 South Mathilda Avenue, Sunnyvale, CA94086. The building is currently being used as a loan production office of the Bank.

The Bank leases premises at 1450 LindaMarShopping Center, Pacifica, California 94044, for its Linda Mar Branch Office. This ground floor space is approximately 4,100 square feet. The lease will expire on August 31, 2019.

The Bank leases premises at 6599 Portola Drive, San Francisco, CA 94127, for its Portola Office. The current lease expired June 30, 2012, and the premises are currently leased on a month-to-month basis. The location consists of approximately 1,325 square feet of street level space.

The Bank subleases premises at 2197 Chestnut Street, San Francisco, CA 94123, for its Chestnut Street Branch, which opened for business on April 4, 2011,and consists of 2,150 square feet at street level and approximately 2,000 square feet on the second floor. The sublease ends on July 15, 2024.

The Bank leases premises at 150 East Third Avenue, San Mateo, CA94401, for its San Mateo Branch Office. The Bank exercised the remaining option to extend the lease term to August 12, 2018. The location consists of approximately 4,000 square feet of ground floor usable commercial space.

The Bank leases premises at 130 Battery Street, San Francisco, CA, 94000, for its Battery Street Branch Office. The lease has been extended to February 28, 2018. It has an option remaining to extend the lease for a final five years. The location consists of approximately 13,000 square feet, consisting of ground floor, mezzanine and lower level.

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

As of December 31, 2013, the Bank’s investment in premises and equipment totaled $12,512,000. See Note 8 to the Consolidated Financial Statements.

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

The following table summarizes sales of the Common Stock of the Company during the periods indicated of which management has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends effected on December 28, 2012 and on December 23, 2013. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
2012	High	Low	Declared (1)
First Quarter	$13.76	11.33	$0.06
Second Quarter	17.14	13.95	0.06
Third Quarter	16.57	15.38	0.07
Fourth Quarter	18.41	15.60	0.08

2013
First Quarter	$20.19	17.67	$0.08
Second Quarter	19.95	19.05	0.10
Third Quarter	22.00	19.38	0.10
Fourth Quarter	28.00	21.29	0.10

(1)	See Item 1, “Limitation on Dividends” (following “FDIC Insurance”)in Item 1 (above), for a description of the limitations applicable to the payment of dividends by the Company.
31

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2008 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

FNB BANCORP

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
FNB Bancorp	100.00	74.58	102.37	132.62	216.83	349.45
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank Pink > $500M	100.00	85.50	90.32	88.80	97.92	119.01
32

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2013	2012	2011	2010	2009

STATEMENT OF EARNINGS DATA
Total interest income	$37,389	$33,588	$32,897	$34,428	$35,817
Total interest expense	2,395	2,727	3,327	5,383	9,011
Net interest income	34,994	30,861	29,570	29,045	26,806
Provision for loan losses	1,385	1,833	1,750	1,854	4,596
Net interest income after provision for loan losses	33,609	29,028	27,820	27,191	22,210
Total noninterest income	4,183	9,159	5,079	4,574	5,387
Total noninterest expenses	29,028	27,739	27,074	26,873	27,585
Earnings before provision (benefit) for income taxes	8,764	10,448	5,825	4,892	12
Provision (benefit) for income taxes	1,325	1,645	1,568	1,227	(581)
Net earnings	7,439	8,803	4,257	3,665	593
Dividends and discount accretion on preferred stock	567	658	800	853	632
Net earnings (loss) available to common shareholders	$6,872	$8,145	$3,457	$2,812	$(39)

PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$1.75	$2.10	$0.89	$0.73	$(0.01)
Diluted	$1.71	$2.07	$0.89	$0.73	$(0.01)
Cash dividends per share	$0.38	$0.17	$0.15	$0.17	$0.24
Weighted average shares outstanding:
Basic	3,935,000	3,879,000	3,873,000	3,872,000	3,872,000
Diluted	4,024,000	3,943,000	3,893,000	3,872,000	3,893,000
Shares outstanding at period end	3,979,000	3,884,000	3,865,000	3,868,000	3,868,000
Book value per common share	$21.31	$21.31	$19.30	$17.73	$17.24

BALANCE SHEET DATA
Investment securities	263,988	234,945	187,664	126,189	97,188
Net loans	552,343	541,563	443,721	474,828	494,349
Allowance for loan losses	9,879	9,124	9,897	9,524	9,829
Total assets	891,930	875,340	715,641	714,639	708,309
Total deposits	773,615	768,352	621,778	628,440	598,964
Stockholders’ equity	94,249	95,358	87,196	80,924	78,865

SELECTED PERFORMANCE DATA
Return on average assets	0.76%	1.03%	0.48%	0.39%	-0.01%
Return on average equity	7.38%	9.00%	4.14%	3.48%	-0.05%
Net interest margin	4.31%	4.52%	4.88%	4.80%	4.47%
Average loans as a percentage of average deposits	70.09%	69.68%	75.11%	78.18%	91.32%
Average total stockholders’ equity as a percentage of average total assets	10.31%	11.40%	11.62%	11.07%	11.31%
Common dividend payout ratio	15.34%	8.19%	16.52%	22.97%	n/a

SELECTED ASSET QUALITY RATIOS
Net loan charge-offs/ total loans	0.11%	0.47%	0.30%	0.45%	0.37%
Allowance for loan losses/Total Loans	1.76%	1.66%	2.18%	1.97%	1.95%

CAPITAL RATIOS (2)
Total risk-based capital	14.30%	14.65%	16.53%	14.93%	14.29%
Tier 1 risk-based capital	13.05%	13.40%	15.27%	13.67%	13.04%
Tier 1 leverage capital	9.81%	9.75%	11.21%	10.52%	10.77%

(1) Per share data has been adjusted for stock dividends.

(2) Ratios disclosed are for those of the Company.

      The Bank regulatory capital ratios are substantially equivalent.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of disclosures about Offsetting Assets and Liabilities. The Update clarifies that ASU 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting agreement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

In February of 2013, the FASB issued ASU No.2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan Through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reports beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the Oceanic Bank acquisition presented at fair value as of the acquisition date, September 21, 2012:

September 21,
(Dollars in thousands)	2012
Assets acquired:

Cash and due from banks	$(1,278)
Investment securities, available for sale	13,387
Loans	103,194
Premises and equipment, net	12
Core deposit intangible	110
Other assets	2,504
Total assets acquired	$117,929

Liabilities assumed:

Noninterest-bearing deposits	11,755
Interest-bearing deposits	95,914
Borrowings	6,097
Accrued expenses and other liabilities	497
Total liabilities assumed	$114,263

Net assets acquired/Bargain purchase gain	$3,666

The Company was able to record a bargain purchase gain related to this acquisition in the amount of $3,666,000. The bargain purchase gain is shown as a separate line item in the Company’s 2012 Consolidated Statement of Earnings.

Subsequent to the acquisition, the Bank closed the Oceanic Bank branch that operated on the island of Guam and also closed the San Francisco, CA branch that operated from Post Street. Additional space was leased to include all the downstairs space at the Battery Street location, and the Post Street operations were consolidated into the Battery Street branch location. These branch closures and consolidations reduced our branch facilities costs by approximately $30,000 per month beginning in August, 2013.

Earnings Analysis

Net earnings in 2013 were $7,439,000. Net earnings in 2012 were $8,803,000. 2011 net earnings were $4,257,000. Net earnings available to common stockholders were $6,872,000 in 2013, $8,145,000 in 2012, and $3,457,000 in 2011. The principal source of income is interest income on loans. The level of interest income can be affected by changes in interest rate, volume of loans outstanding, and the quality of the Bank’s loan portfolio. Loans that are 90 days or more past due are placed on non-accrual status. Income on such loans is then recognized only to the extent that cash is received, and where the future collection of principal is probable. All other loans accrue interest at the stated contract rate. During 2012, the Company recorded a bargain purchase gain of $3,666,000 related to its acquisition of Oceanic Bank.

Basic earnings per share were $1.75 in 2013, $2.10 in 2012, and $0.89 in 2011. Diluted earnings per share were $1.71 in 2013, $2.07 in 2012, and $0.89 in 2011.

Net interest income for 2013 totaled $34,994,000. Net interest income for 2012 totaled $30,861,000. Net interest income for 2011 totaled $29,570,000. Interest income was $37,389,000 in 2013, an increase of $3,801,000 or 11.3% over 2012. Interest income was $33,588,000 in 2012, an increase of $691,000 or 2.1% from 2011. Interest income on deposits at the Federal Reserve Bank of San Francisco totaled $36,000 in 2013, $95,000 in 2012, and $116,000 in 2011. The increase in net interest income in 2013 was attributable to an increase in loans and taxable securities, and a decrease in interest expense on deposits, coupled with a full year of loans acquired from Oceanic Bank in September 2012. The increase in net interest income in 2012 was primarily due to the Oceanic Bank acquisition. Most of the interest earning assets are tied to the prime lending rate, which did not change during 2011 through 2013. Total nonaccrual loans were $7,351,000 and $12,474,000 as of December 31, 2013 and 2012, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. Average interest earning assets were $828,375,000 in 2013, an increase of $130,858,000 or 18.8% over 2012. Average interest earning assets totaled $697,517,000 in 2012, an increase of $80,093,000 or 13.0% from 2011. The yield on interest earning assets decreased 32 basis points in 2013 compared to 2012, and decreased 51 basis points in 2012 compared to 2011. The principal earning assets were loans, and average loans outstanding increased $72,416,000 in 2013 compared to 2012, and $10,412,000 in 2012 compared to 2011. Their yield decreased 25 basis points in 2013 compared to 2012, and decreased 21 basis points in 2012 compared to 2011. With the Oceanic Bank acquisition, average loans outstanding increased during 2012 and 2013, reversing a downward trend that occurred in 2011. Loan origination volumes increased during 2013, but so did loan repayments.

Interest expense for 2013 totaled $2,395,000 compared to $2,727,000 in 2012 and $3,327,000 in 2011. The decrease in interest expense during 2013, 2012 and 2011 was caused primarily by rate decreases on deposits, as our rates followed the declines in prevailing short term market interest rates. During 2011 through 2013, the Federal Open Market Committee (“FOMC”) federal funds rate was maintained at a target rate of 0.25%. Average interest bearing liabilities were $610,796,000 in 2013, $528,861,000 in 2012 and$486,588,000 in 2011. This represented an increase of $81,935,000 in 2013 over 2012, and an increase of $42,273,000 in 2012 over 2011. The cost of these liabilities decreased 13 basis points in 2013 compared to 2012, and 16 basis points in 2012 compared to 2011. Time deposit costs decreased 14 basis points in 2013 compared to 2012, and decreased 16 basis points in 2012 compared to 2011. The Bank generally lowered rates paid on interest bearing liabilities throughout 2011 and continued these rate reductions during 2012 and 2013. Management believes that further rate reductions on interest bearing liabilities may be difficult to achieve given the low absolute levels of existing market interest rate.

Net interest income

TABLE 1	Net Interest Income and Average Balances
	2013			2012			2011
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$554,315	$31,937	5.76%	$481,899	$28,942	6.01%	$471,487	$29,320	6.22%
Taxable securities (3)	191,543	3,283	1.71%	138,629	2,541	1.83%	95,075	1,910	2.01%
Nontaxable securities (3)	73,638	2,684	3.64%	72,765	2,717	3.73%	50,831	2,218	4.36%
Federal funds sold	20	—	n/a	27	—	n/a	31	—	n/a
Interest on deposits	8,859	156	1.76%	4,197	65	1.55%	—	—	n/a
Total interest earning assets	828,375	38,060	4.59%	697,517	34,265	4.91%	617,424	33,448	5.42%

NONINTEREST EARNING ASSETS:
Cash and due from banks	28,484			53,081			60,811
Premises and equipment	12,690			12,939			13,494
Other assets	34,276			30,176			27,792
Total noninterest earning assets	75,450			96,196			102,097
TOTAL ASSETS	$903,825			$793,713			$719,521

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$76,754	$92	0.12%	$67,708	$96	0.14%	$61,136	$126	0.21%
Money market	312,608	1,334	0.43%	279,356	1,610	0.58%	267,109	2,111	0.79%
Savings	63,418	98	0.15%	54,611	109	0.20%	47,059	109	0.23%
Time deposits	147,928	852	0.58%	126,638	909	0.72%	111,284	981	0.88%
Fed Home Loan Bank advances	10,088	19	0.19%	548	3	0.55%	—	—	n/a
Total interest bearing liabilities	610,796	2,395	0.39%	528,861	2,727	0.52%	486,588	3,327	0.68%

NONINTEREST BEARING LIABILITIES:
Demand deposits	190,134			163,255			141,113
Other liabilities	9,729			11,132			8,241
Total noninterest bearing liabilities	199,863			174,387			149,354
Total liabilities	810,659			703,248			635,942
Stockholders’ equity	93,166			90,465			83,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,825			$793,713			$719,521

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$35,665	4.31%		$31,538	4.52%		$30,121	4.88%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2)	Amounts of interest earned include loan fees of $1,159,000, $1,068,000 and $1,071,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $671,000, $677,000 and $551,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and were derived from nontaxable municipal interest income.

(4)	The net interest margin is computed by dividing net interest income by total average interest earning assets.

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

TABLE 2	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31
	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) (2)			Increase (decrease) (2)

	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$2,995	$(1,177)	$4,172	$(378)	$(1,003)	$625
Taxable securities	742	(228)	970	631	(244)	875
Nontaxable securities (1)	(33)	(66)	33	499	(458)	957
Int time dep-other fin institutions	91	22	69	65	0	65
Total	$3,795	$(1,449)	$5,244	$817	$(1,705)	$2,522

INTEREST BEARING LIABILITIES:

Demand deposits	$4	$17	$(13)	$30	$44	$(14)
Money market	276	418	(142)	501	572	(71)
Savings deposits	11	25	(14)	0	15	(15)
Time deposits	57	210	(153)	72	207	(135)
Federal Home Loan Bank advances	(16)	36	(52)	(3)	—	(3)
Total	$332	$706	$(374)	$600	$838	$(238)
NET INTEREST INCOME	$4,127	$(743)	$4,870	$1,417	$(867)	$2,284

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.

(2) Increases (decreases) shown are in relation to their effect on net interest income.

There were nominal amounts of federal funds sold in 2013, 2012 and 2011, respectively. Interest on deposits at other financial institutions was 1.76% in 2013, and 1.55% in 2012. These were deposits acquired in 2012 from Oceanic Bank. On the expense side, the market decline in income on interest-bearing assets was also followed by declines in competitive market rates offered on interest-bearing liabilities.

Allowance For Loan Losses

The Board of Directors has the ultimate oversight responsibility over the processes utilized in1assessing the overall risks in the Company’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the loan loss reserve. The level of reserves is determined by management and documented with internally generated credit quality ratings, a review of the local economic conditions in the Bank’s market area, and consideration of the Bank’s historical loan loss experience. The Bank is committed to maintaining adequate reserves, identifying credit weaknesses through frequent loan reviews, and updating loan risk ratings and changing those risk ratings in a timely manner as circumstances change.

Real estate loans outstanding increased by $19,034,000 in 2013 compared to 2012, and increased by $85,196,000 in 2012 compared to 2011. Bank management maintained conservative underwriting standards during 2011 through 2013, which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

During 2011 through 2013, we priced our loans competitively, and we did not discount our pricing in order to attract new business. The loan loss reserve as a percentage of outstanding loans increased in 2011 and 2013, but decreased during 2012, primarily due to the Oceanic Bank acquisition, to levels designed to accurately reflect the credit risk involved in the loan portfolio.

The allowance for loan losses totaled $9,879,000, $9,124,000 and$9,897,000 in December 31, 2013, 2012 and 2011, respectively. This represented 1.76%, 1.66%, and 2.18%of total loans outstanding on those dates. The allowance for loan losses represented 2.02% of Bank originated loans, excluding loans acquired in the Oceanic Bank transaction, at December 31, 2013. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least quarterly.

Expected credit losses identified in the Oceanic Bank acquisition were accounted for at fair value, resulting in a discount at the time of the acquisition. If expected potential credit losses are actually incurred,they will be evaluated against the discount. Only those losses that occur after the acquisition date or exceed the amount of discount remaining on the acquired Oceanic Bank loan portfolio will be charged to the allowance for loan losses. At December 31, 2013 and 2012, the remaining discount related to the Oceanic Bank acquisition totaled $48,662 and$1,107,000, respectively.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

		2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$5,763	57.8%	$4,812	65.7%	$4,745	56.8%	$3,787	57.5%	$4,168	54.3%
Real estate construction	734	6.1%	857	3.4%	1,171	6.2%	1,999	5.7%	3,110	9.4%
Real estate multi family	293	8.2%	—	n/a	671	8.0%	578	8.8%	881	11.5%
Real estate 1 to 4 family	1,788	19.0%	1,516	20.5%	1,592	19.0%	971	14.7%	832	10.8%
Commercial & industrial	1,237	8.6%	1,875	10.1%	1,618	9.5%	2,102	12.7%	809	13.5%
Consumer loans	64	0.3%	64	0.3%	100	0.5%	87	0.6%	29	0.5%
Total	$9,879	100.0%	$9,124	100.0%	$9,897	100.0%	$9,524	100.0%	$9,829	100.0%

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2013. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis

(Dollar amounts in thousands)	For the year ended December 31,
	2013	2012	2011	2010	2009
Balance at Beginning of Period	$9,124	$9,897	$9,524	$9,829	$7,075
Provision for Loan Losses	1,385	1,833	1,750	1,854	4,596

Charge-offs:
Real Estate	(728)	(1,216)	(721)	(1,376)	(1,471)
Commercial	(57)	(1,706)	(651)	(812)	(390)
Consumer	(7)	(11)	(74)	(34)	(60)
Total	(792)	(2,933)	(1,446)	(2,222)	(1,921)

Recoveries:
Real Estate	88	182	41	50	61
Commercial	73	124	27	6	18
Consumer	1	21	1	7	—
Total	162	327	69	63	79
Net Charge-offs	(630)	(2,606)	(1,377)	(2,159)	(1,842)

Balance at End of Period	$9,879	$9,124	$9,897	$9,524	$9,829

Percentages
Allowance for loan losses/total loans	1.76%	1.66%	2.18%	1.97%	1.95%
Net charge-offs/real estate loans	0.13%	0.22%	0.18%	0.35%	0.38%
Net charge-offs/commercial loans	-0.03%	2.85%	1.45%	1.31%	0.55%
Net charge-offs/consumer loans	0.36%	-0.55%	3.13%	1.00%	2.25%
Net charge-offs/total loans	0.11%	0.47%	0.30%	0.45%	0.37%
Allowance for loan losses/non-performing loans	134.39%	73.14%	51.82%	56.99%	38.41%

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

Nonperforming Assets.

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2013, 2012 and 2011, had non-accrual loans performed as agreed, approximately $79,000,$807,000, and $872,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 1.3% of total loans at December 31, 2013, 2.4% of total loans at December 31, 2012, and 4.2% of total loans at December 31, 2011. Management believes the current list of past due loans as of December 31, 2013 are collectible and does not anticipate future significant losses that exceed the current allowance for loan losses.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2013	2012	2011	2010	2009
Nonaccrual loans	$7,351	$12,474	$19,098	$16,712	$25,592
Other real estate owned	5,318	6,650	2,747	6,680	7,320
Total	$12,669	$19,124	$21,845	$23,392	$32,912

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2013, 2012 or 2011.

Nonaccrual loans at December 31, 2013 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned properties consist of two construction loans related to single-family home construction, a four-unit apartment building, a retail commercial real estate loan, and a land development parcel. The Bank is actively marketing these properties. However, given current market conditions, there can be no assurance that these properties can be sold in the near future. There were no loans that were over 90 days delinquent that were still accruing interest as of December 31, 2013, 2012 and 2011.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. During the year ended December 31, 2013, the Bank restructuredten loans totaling $5,991,000 that were considered troubled debt restructurings. These ten loans consist of six commercial real estate loans totaling $4,566,000, onereal estate construction loan totaling $189,000, and three single family residence loans totaling $1,236,000. Total restructured loans outstanding as of December 31, 2013 and 2012 were $13,706,000 and $9,565,000 respectively.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
(Dollar amounts in thousands)	2013	2012	2011	Amount	Percent	Amount	Percent
Service charges	$2,630	$2,903	$3,107	$(273)	-9.4%	$(204)	-6.6%
Bargain purchase gain	—	3,666	—	(3,666)	-100.0%	3,666	0.0%
Credit card fees	—	437	701	(437)	-100.0%	(264)	-37.7%
Net gain on available-for-sale securities	324	958	479	(634)	-66.2%	479	100.0%
Bank owned life insurance policy earnings	366	769	325	(403)	-52.4%	444	136.6%
Other income	863	426	467	437	102.6%	(41)	-8.8%
Total noninterest income	$4,183	$9,159	$5,079	$(4,976)	-54.3%	$4,080	80.3%

Total noninterest income consists mainly of service charges on deposits. The major change in noninterest income during 2012 was the bargain purchase gain of $3,666,000 resulting from the purchase of Oceanic Bank which was completed during September, 2012. The gain on sale of available-for-sale securities during 2013 was derived primarily from the sale of U. S. government and mortgage-backed securities, municipal securities and U. S. Treasury securities; during 2012 from the sale of municipal securities, U.S. government and mortgage-backed securities, and U. S. Treasury securities;and during 2011 from the sale of U. S. Government and mortgage-backed securities. The principal source of other income was dividends on equity securities, which were$262,000, $138,000 and$77,000 in the years 2013, 2012 and 2011, respectively, and, in 2013, 249,000 rental income on other real estate owned.

 Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7	Noninterest Expenses
				Variance		Variance
(Dollar amounts in thousands)	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
Salaries and employee benefits	$17,156	$15,432	$13,726	$1,724	11.2%	$1,706	12.4%
Occupancy expense	3,166	2,608	2,331	558	21.4%	277	11.9%
Equipment expense	1,549	1,732	1,722	(183)	-10.6%	10	0.6%
Professional fees	1,661	1,585	1,668	76	4.8%	(83)	-5.0%
FDIC assessment	720	702	1,155	18	2.6%	(453)	-39.2%
Acquisition related expense	—	428	—	(428)	-100.0%	428	n/a
Telephone, postage, supplies	1,220	1,138	1,149	82	7.2%	(11)	-1.0%
Operating losses	69	77	571	(8)	-10.4%	(494)	-86.5%
Advertising expense	458	343	570	115	33.5%	(227)	-39.8%
Bankcard expenses	(7)	442	658	(449)	-101.6%	(216)	-32.8%
Data processing expense	616	571	560	45	7.9%	11	2.0%
Low income housing expense	438	294	278	144	49.0%	16	5.8%
Surety insurance	265	299	267	(34)	-11.4%	32	12.0%
Directors expense	252	252	216	—	—	36	16.7%
Gain on sale of other real estate owned	(96)	(6)	(66)	(90)	1500.0%	60	-90.9%
Loss on impairment of other real estate owned	69	53	543	16	30.2%	(490)	-90.2%
Other real estate owned expense	249	315	439	(66)	-21.0%	(124)	-28.2%
Other	1,243	1,474	1,287	(231)	-15.7%	187	14.5%
Total noninterest expense	$29,028	$27,739	$27,074	$1,289	4.6%	$665	2.5%

Salaries and employee benefits were $17,156,000 in 2013, $15,432,000 in 2012, and $13,726,000 in 2011. Salaries and employee benefits represented 59%,56%, and 51%of noninterest expense for the years 2013, 2012 and 2011, respectively. During 2012, an additional loan officer was added to our Sunnyvale loan production office. The increase in salary and benefits during 2012 was primarily attributable to the Oceanic Bank acquisition. There was a $500,000 operational loss in 2011 related to fraudulent foreign wire activity. During 2012, acquisition expenses were the result of investment banking fees of $250,000 and legal and accounting work in the Oceanic Bank acquisition. Occupancy expense increased $558,000 in 2013, due to the acquisition of Oceanic branches. It increased $277,000 in 2012, in part due to the acquisition of Oceanic Bank branches in the last quarter of the year. Bankcard expenses declined $216,000 in 2012, and $449,000 in 2013, when our card portfolio was sold. Reductions in our FDIC premiums during 2012 were the result of changes in the perceived risk levels inherent in the Bank on a year over year basis by the regulatory agencies.

 The loss on impairment of other real estate owned expense was recorded primarily to reflect the decrease in valuation of our real estate owned properties since their value on the foreclosure date.

Provision for Loan Losses

The provision for loan loss in 2013, 2012 and 2011 was recorded at levels management believed reflected the additional loss exposure identified in the loan portfolio during the year. The allowance for loan losses was $9,879,000 or 1.76% of total gross loans at December 31, 2013. It was $9,124,000 or 1.66% of total gross loans at December 31, 2012, compared to$9,897,000 or 2.18% of total gross loans at December 31, 2011. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the loan portfolio. Management is taking steps necessary to work with borrowers and has granted modified loan terms to certain borrowers willing to make payments on loans secured by their primary residence, even though they were delinquent and/or the value of their home had declined substantially. The purchased Oceanic Bank loans have a fair value discount that was created at acquisition pursuant to acquisition accounting and representing, in part, expected credit losses inherent in the acquired loan portfolio. The fair value discount is not part of the allowance for loan losses.

Balance Sheet Analysis

Total assets of the Company at December 31, 2013 were $891,930,000, compared to $875,340,000 at December 31, 2012, and $715,641,000 at December 31, 2011. Assets averaged $903,825,000 in 2013, $793,713,000 in 2012, and $719,521,000 in 2011. Average earning assets represented 91.7% of total average assets in 2013, and represented 87.9% of total average assets in 2012.

Asset growth in 2013 and 2011 was derived by bringing in new business through our existing branch structure. Asset growth in 2012 was derived primarily from the Oceanic Bank acquisition.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2013 increased by $11,535,000 or 2.1% from December 31, 2012. December 31, 2012 increased by $97,069,000 or 21.4% from December 31, 2011. The effect of the last economic recession was a reduction in the number of applications received for credit during 2011 and 2012. New credit-worthy borrowers were difficult to identify during 2012, and most existing clients were not seeking additional loans, or increase in their credit lines. During 2013, loan volumes increased, but payoffs and reductions in credit line usage kept growth levels low.

Commercial real estate loans increased by $21,339,000 or 7.0% in 2013 compared to 2012. They increased by $46,447,000 or 18.0% in 2012 compared to 2011. Real estate construction loans increased by $15,372,000 in 2013; decreased by $9,283,000 in 2012 and increased by $652,000 in 2011, respectively. Real estate multi-family loans decreased by $11,861,000 in 2013 compared to 2012; and increased by $21,635,000 in 2012 compared to 2011. Real estate 1 to 4 family loans decreased by $5,816,000 in 2013 compared to 2012, and increased by $26,397,000 in 2012 compared to 2011. Commercial and industrial loans decreased by $7,060,000 in 2013 compared to 2012, and increased by $12,490,000 in 2012 compared to 2011, respectively. Consumer loans represent a nominal portion of total loans. They decreased by $174,000 in 2013, decreased by $511,000 in 2012, and decreased by $354,000 in 2011.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2009 through December 31, 2013.

TABLE 8	Loan Portfolio
	December 31
	2013		2012		2011		2010		2009
(Dollar amounts in thousands)
Commercial real estate	$325,199	58%	$303,860	57%	$257,413	56%	$278,866	55%	$273,981	54%
Real estate construction	34,318	6%	18,946	6%	28,229	6%	27,577	6%	47,189	9%
Real estate multi family	46,143	8%	58,004	8%	36,369	8%	42,584	9%	57,875	11%
Real estate 1 to 4 family	106,903	19%	112,719	19%	86,322	19%	71,463	15%	54,674	11%
Commercial & industrial	48,504	9%	55,564	9%	43,074	9%	61,493	13%	67,977	13%
Consumer loans	1,650	0%	1,824	1%	2,335	1%	2,689	1%	2,661	1%
Sub total	562,717	100%	550,917	100%	453,742	100%	484,672	100%	504,357	104%
Net deferred loan fees	(495)	0%	(230)	0%	(124)	0%	(320)	0%	(179)	0%
Total	$562,222	100%	$550,687	100%	$453,618	100%	$484,352	100%	$504,178	104%

Loans that are not guaranteed by the U. S. Government contain some level of risk of principal repayment. Real estate and loans supported by UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment, either from the liquidation of collateral or from the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity against the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. Borrower’s preference and interest rate risk tolerance will generally dictate whether they utilize fixed or variable rate financing.

The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2013.

TABLE 9		Maturing
	Maturing	After 1	Maturing
(Dollar amounts in thousands)	Within	But Within	After 5
	1 Year	5 Years	Years	Total
Commercial real estate	$142,235	$119,306	$63,658	$325,199
Real estate construction	15,010	12,590	6,718	34,318
Real estate multi family	20,182	16,928	9,033	46,143
Real estate 1 to 4 family	46,756	39,219	20,928	106,903
Commercial & industrial	21,214	17,794	9,496	48,504
Consumer loans	722	605	323	1,650
Sub total	246,119	206,442	110,156	562,717
Net deferred loan fees	(216)	(182)	(97)	(495)
Total	$245,903	$206,260	$110,059	$562,222

With predetermined fixed interest rates	$63,540	$53,297	$28,440	$145,277
With floating interest rates	182,363	152,963	81,619	416,945
Total	$245,903	$206,260	$110,059	$562,222

Investment Portfolio

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

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2013:

TABLE 10			After		After
	Due		1 Year		5 Years		Due			Maturity
(Dollar amounts	In 1 Year		Through		Through		After		Fair	In	Average
in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury securities	$—	—%	$3,027	1.09%	$—	—%	$—	—%	$3,027	3.07	1.09%
U. S. Government Agencies	8,123	1.46%	54,359	1.29%	10,837	1.61%	—	—	73,319	3.33	1.35%
Mortgage-backed securities	—	—	2,057	2.19%	48,981	2.00%	26,822	2.67%	77,860	9.65	2.23%
States & Political Subdivisions	1,866	2.41%	18,068	2.82%	51,866	2.92%	10,876	3.19%	82,676	7.01	2.92%
Corporate Debt	4,580	2.96%	19,673	1.92%	2,853	1.90%	—	—	27,106	2.90	2.09%
Total	$14,569	2.05%	$97,184	1.71%	$114,537	2.37%	$37,698	2.82%	$263,988	6.33	2.18%
48

The following table shows the securities portfolio mix at December 31, 2013, 2012 and 2011.

TABLE 11	Years Ended December 31,
	2013		2012		2011
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$3,069	$3,027	$7,145	$7,280	$12,371	$12,634
U.S. Government Agencies	73,691	73,319	71,061	72,260	53,150	54,102
Mortgage-backed securities	79,873	77,860	53,934	55,180	32,606	33,435
States & Political Subdivisions	82,526	82,676	78,147	81,609	73,674	77,251
Corporate debt	26,958	27,106	18,103	18,616	10,314	10,242
Total	$266,117	$263,988	$228,390	$234,945	$182,115	$187,664

Deposits

During 2013, average deposits were $790,842,000, an increase of $99,274,000 or 14.35% over 2012. During 2012, average deposits were $691,568,000, an increase of $63,867,000 or 10.17% over 2011. The prime lending rate was 3.25% on December 31, 2010, and remained unchanged through December 31, 2013. Time deposits lagged the prime rate changes because their rates changed only as certificates matured or new certificates were issued. Thus, interest-bearing demand costs averaged 0.21% in 2011, 0.14% in 2012 and 0.12% in 2013. Money market deposit costs averaged 0.79% in 2011, 0.58% in 2012 and 0.43% in 2013. Savings rates averaged 0.23% in 2011, 0.20% in 2012 and 0.15% in 2013. Average rates on time certificates of deposit of $100,000 or more was 0.75% in 2011, 0.64% in 2012 and 0.51% in 2013. On certificates under $100,000, average rates were 0.92% in 2011, 0.71% in 2012 and 0.56% in 2013.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2013			2012			2011
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$76,754	0.1%	9.7	$67,708	0.1%	8.6	$61,136	0.2%	8.8
Money market	312,608	43.0%	39.5	279,356	0.6%	35.3	267,109	0.8%	38.6
Savings	63,418	0.2%	8.0	54,611	0.2%	6.9	47,059	0.2%	6.8
Time deposits $100,000 or more	102,872	0.5%	13.0	90,858	0.6%	11.5	69,330	0.8%	10.0
Time deposits under $100,000	45,056	0.6%	5.7	35,780	0.7%	4.5	41,954	0.9%	6.1
Total interest bearing deposits	$600,708	0.4%	76.0	$528,313	0.5%	66.8	486,588	0.7%	70.4
Demand deposits	190,134	—	24.0	163,255	—	20.6	141,113	—	20.4
Total deposits	$790,842	0.3%	100.0	$691,568	0.4%	87.4	$627,701	0.5%	90.8

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13		Analysis of Time Deposits $100,000 or more at December 31, 2013
(Dollar amounts in thousands)
			Over Three	Over Six	Over
	Total Deposits of	Three Months	To Six	To Twelve	Twelve
	$100,000 Or More	Or Less	Months	Months	Months
	$86,337	$34,145	$15,380	$19,135	$17,677

Capital

The increases in retained earnings were primarily attributable to retention of net income less cash dividends on preferred stock of $567,000 in 2013, $658,000 in 2012 and $545,000 in 2011; and cash dividends on common stock of $1,054,000 in 2013, $667,000 in 2012 and $568,000 in 2011. During 2012, $3,666,000 was added to capital through a bargain purchase gain related to the Oceanic Bank acquisition. During 2013, 25% or $3,150,000 of the Preferred Stock-Series C was redeemed, with the remainder redeemed in January, 2014.

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

On September 15, 2011 the Company issued 12,600 shares of Senior, Non-Cumulative, Perpetual Preferred Stock, Series C, to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”). The initial dividend rate payable on these shares was 5%. Depending on the volume of small business lending, it could have become as low as one percent. If lending did not increase in the first two years, the rate would have increased to seven percent. After 4.5 years, the rate was scheduled to increase to nine percent, assuming the Company had not redeemed the shares.

The SBLF program did not impose the various restrictions (including restrictions on the payment of dividends to holders of Common Stock) as were required under the U. S. Treasury Capital Purchase Program. The shares of Series A and B Preferred Stock, which contained a blended rate of 6.83% to the expected repayment date, were redeemed with the $12,600,000 in proceeds received from the issuance of Series C Preferred Stock.

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed. On January 23, 2014, the remaining stock was redeemed.

The following table shows the risk-based capital ratios and the leverage ratios at December 31, 2013, 2012 and 2011 for the Bank. The Company’s capital ratios are substantially equivalent to those of the Bank.

TABLE 14					Minimum
					“Well Capitalized”
Regulatory Capital Ratios	2013	2012	2011		Requirements
Total Capital	14.12%	14.56%	16.44%	≥	10.00%
Tier 1 Capital	12.86%	13.31%	15.18%	≥	6.00%
Leverage ratios	9.67%	9.68%	11.15%	≥	5.00%

Liquidity

The Company’s primary source of liquidity on a stand-alone basis (see the discussion under “Limitation on Dividends”) is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-” Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent banks accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2013, the Company’s primary liquidity was 31.79%, compared to 31.53% in 2012, and compared to 31.60% in 2011. Total liquid assets were $283,538,000 in 2013, $276,022,000 in 2012, and $226,138,000 in 2011. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 79.3% of average total liabilities of $810,659,000 for the year ended December 31, 2013, 80.3% of average total liabilities of $703,248,000 for the year ended December 31, 2012, and 81.2% of average total liabilities of $635,942,000 for the year ended December 31, 2011.

As of December 31, 2013, the Company had contractual obligations and other commercial commitments totaling approximately $132,041,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2013. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s line of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$6,058	$971	$2,000	$1,577	$1,510
Salary Continuation Agreements	2,332	130	310	270	1,622
Total Contractual Cash Obligations	$8,390	$1,101	$2,310	$1,847	$3,132

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$65,120	$46,488	$4,688	$13,554	$390
Standby Letters of Credit	6,199	6,199	—	—	—
Other Commercial Commitments	58,390	39,807	18,583	—	—
Total Commercial Commitments	$129,709	$92,494	$23,271	$13,554	$390

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate was 3.25% at the end of 2009, and it remained at this level consistently through the reporting date of December 31, 2013.

The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. By developing objectives, goals and strategies designed to enhance profitability and performance, management is also able to manage the Bank’s interest rate exposure.

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Company’s ability to attract deposits and obtain short term credit through established borrowing lines. The primary source of liability liquidity is the Bank’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of total assets, and a Federal Reserve Bank of San Francisco borrowing facility of approximately $44,586,000. Management believes the Company’s liquidity sources at December 31, 2013 are adequate to meet its operating needs in 2014 and into the foreseeable future.

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

The following table includes key ratios, including returns on average assets and equity.

TABLE 16	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2013	2012	2011
Return on average assets	0.76%	1.03%	0.48%
Return on average equity	7.38%	9.00%	4.14%
Dividend payout ratio	15.34%	8.19%	16.52%
Average equity to assets ratio	10.31%	11.40%	11.62%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2013, using current discount rates, and an estimate of net interest income for 2014 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2013 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2013 and net interest income for 2014 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
	At December 31, 2013
Available for Sale securities
	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$11,262	$4,456	$(2,128)	$(14,316)	$(23,679)
Change from current	$13,390	$6,584		$(12,188)	$(21,551)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2013

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$35,333	$35,436	$34,994	$33,829	$33,105
Change from current	$339	$442		$(1,165)	$(1,889)
54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2013 and 2012, and the consolidated results of its their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon

March 28, 2014

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2013 and 2012

Assets
(Dollar amounts in thousands)	2013	2012

Cash and due from banks	$14,007	$27,861
Interest-bearing time deposits with financial institutions	5,543	13,216
Securities available-for-sale, at fair value	263,988	234,945
Other equity securities	5,300	5,464
Loans, net of deferred loan fees and allowance for loan losses of $9,879 and $9,124 on December 31, 2013 and December 31, 2012	552,343	541,563
Bank premises, equipment, and leasehold improvements, net	12,512	12,706
Bank owned life insurance	12,151	11,785
Accrued interest receivable	3,808	3,760
Other real estate owned, net	5,318	6,650
Goodwill	1,841	1,841
Prepaid expenses	701	1,372
Other assets	14,418	14,177
Total assets	$891,930	$875,340

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$198,523	$178,384
Demand, interest bearing	80,746	75,465
Savings and money market	370,194	343,437
Time	124,152	171,066
Total deposits	773,615	768,352

Federal Home Loan Bank advances	15,000	1,220
Accrued expenses and other liabilities	9,066	10,410
Total liabilities	797,681	779,982

Commitments and Contingencies (Note 12)

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 shares at December 31, 2013 and 12,600 shares at December 31, 2012 (liquidation preference of $1,000 per share)	9,450	12,600
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,978,505 shares at December 31, 2013 and 3,883,543 shares at December 31, 2012	59,317	52,610
Retained earnings	26,738	26,280
Accumulated other comprehensive (loss) earnings, net of tax	(1,256)	3,868
Total stockholders’ equity	94,249	95,358
Total liabilities and stockholders’ equity	$891,930	$875,340

See accompanying notes to consolidated financial statements

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2013, 2012 and 2011

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2013	2012	2011
Interest income:
Interest and fees on loans	$31,937	$28,942	$29,320
Interest and dividends on taxable securities	3,283	2,541	1,910
Interest on tax-exempt securities	2,013	2,040	1,667
Interest on deposits with other financial institutions	156	65	—
Total interest income	37,389	33,588	32,897
Interest expense:
Deposits	2,376	2,724	3,327
Federal Home Loan Bank advances	19	3	—
Total interest expense	2,395	2,727	3,327
Net interest income	34,994	30,861	29,570
Provision for loan losses	1,385	1,833	1,750
Net interest income after provision for loan losses	33,609	29,028	27,820
Noninterest income:
Service charges	2,630	2,903	3,107
Credit card fees	—	437	701
Net gain on sale of available-for-sale securities	324	958	479
Bank-owned life insurance policy earnings	366	769	325
Bargain purchase gain	—	3,666	—
Other income	863	426	467
Total noninterest income	4,183	9,159	5,079
Noninterest expense:
Salaries and employee benefits	17,156	15,432	13,726
Occupancy expense	3,166	2,608	2,331
Equipment expense	1,549	1,732	1,722
Professional fees	1,661	1,585	1,668
FDIC assessment	720	702	1,155
Acquisition expense	—	428	—
Telephone, postage, supplies	1,220	1,138	1,149
Operating losses	69	77	571
Advertising expense	458	343	570
Bankcard expense	(7)	442	658
Data processing expense	616	571	560
Low income housing expense	438	294	278
Surety insurance	265	299	267
Director expense	252	252	216
Gain on sale of other real estate owned	(96)	(6)	(66)
Loss on impairment of other real estate owned	69	53	543
Other real estate owned expense	249	315	439
Other expense	1,243	1,474	1,287
Total noninterest expense	29,028	27,739	27,074
Earnings before provision for income taxes	8,764	10,448	5,825
Provision for income taxes	1,325	1,645	1,568
Net earnings	7,439	8,803	4,257
Dividends and discount accretion on preferred stock	567	658	800
Net earnings available to common stockholders	$6,872	$8,145	$3,457

Earnings per share available to common stockholders:
Basic	$1.75	$2.10	$0.89
Diluted	$1.71	$2.07	$0.89
Weighted average shares outstanding:
Basic	$3,935	$3,879	$3,873
Diluted	$4,024	$3,943	$3,893

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollar amounts in thousands)	Twelve months ended
	December 31,
	2013	2012	2011
Net earnings	$7,439	$8,803	4,257
Other comprehensive income:
Unrealized holding (loss) gain on available-for-sale securities net of tax benefit (expense) of $3,560, $(413), and $(2111)	(4,933)	1,159	3,320
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax expense of $133, $393 and $196	(191)	(565)	(283)
Total other comprehensive (loss) earnings	(5,124)	594	3,037
Total comprehensive earnings	$2,315	$9,397	7,294

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Years ended December 31, 2013, 2012 and 2011

							Accumulated
							other
							compre-
(Dollar amounts in thousands)			Preferred Stock				hensive
	Common stock		series	series	series	Retained	earnings
	Shares	Amount	A	B	C	earnings	(loss)	Total
Balance at December 31, 2010	3,338	$46,565	$11,747	$615	$—	$21,760	$237	$80,924
Preferred stock issued					12,600			12,600
Redemption of preferred stock			(12,017)	(600)		17		(12,600)
Net earnings		—	—	—	—	4,257	—	4,257
Total comprehensive earnings							3,037	3,037
Dividends and accretion on preferred stock		—	270	(15)	—	(800)	—	(545)
Dividends on common stock		—	—	—	—	(568)	—	(568)
Cash in lieu of fractional shares		—	—	—	—	(2)	—	(2)
Dividend declared		—	—	—	—	(211)	—	(211)
Stock dividend of 5%	167	2,026	—	—	—	(2,026)	—	—
Stock options exercised	1	11	—	—	—	—	—	11
Stock-based compensation expense		293	—	—	—	—	—	293
Balance at December 31, 2011	3,506	48,895	—	—	12,600	22,427	3,274	87,196
Net earnings		—	—	—	—	8,803	—	8,803
Total comprehensive earnings		—	—	—	—	—	594	594
Dividends on preferred stock		—	—	—	—	(658)	—	(658)
Dividends on common stock		—	—	—	—	(667)	—	(667)
Cash in lieu of fractional shares		—	—	—	—	(5)	—	(5)
Dividend declared		—	—	—	—	(296)	—	(296)
Stock dividend of 5%	176	3,324	—	—	—	(3,324)	—	—
Stock options exercised	17	151	—	—	—	—	—	151
Tax benefit-options exercised		30	—	—	—	—	—	30
Stock-based compensation expense		210	—	—	—	—	—	210
Balance at December 31, 2012	3,699	52,610	—	—	12,600	26,280	3,868	95,358
Redemption of preferred stock		—	—	—	(3,150)	—	—	(3,150)
Net earnings		—	—	—	—	7,439	—	7,439
Total comprehensive losses		—	—	—	—	—	(5,124)	(5,124)
Dividends on preferred stock		—	—	—	—	(567)	—	(567)
Dividends on common stock		—	—	—	—	(1,054)	—	(1,054)
Dividend declared		—	—	—	—	(398)	—	(398)
Stock dividend of 5%	189	4,958	—	—	—	(4,958)	—	—
Stock options exercised	91	1,067	—	—	—	—	—	1,067
Cash in lieu of fractional shares		—	—	—	—	(4)	—	(4)
Tax benefit-options exercised		354	—	—	—	—	—	354
Stock-based compensation expense		328	—	—	—	—	—	328
Balance at December 31, 2013	3,979	$59,317	$—	$—	$9,450	$26,738	$(1,256)	$94,249

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands)
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$7,439	$8,803	$4,257

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,708	3,493	2,803
Gain on sale of securities available-for-sale	(324)	(958)	(479)
Gain on sale of other real estate owned	(96)	(6)	(66)
Loss on impairment of other real estate owned	69	53	543
Stock-based compensation expense	328	210	293
Earnings on bank owned life insurance	(366)	(769)	(325)
Provision for loan losses	1,385	1,833	1,750
Bargain purchase gain	—	(3,666)	—
Deferred taxes	341	(271)	(308)
(Increase) decrease in accrued interest receivable	(48)	251	151
Decrease in prepaid expense	671	735	736
(Increase) decrease in other assets	(278)	(3,177)	1,832
Increase (decrease) increase in accrued expenses and other liabilities	1,818	2,537	(925)
Net cash provided by operating activities	14,647	9,068	10,262

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(18,374)	—
Proceeds from matured/called/sold securities available-for-sale	53,392	68,205	41,694
Purchases of securities available-for-sale	(93,256)	(102,212)	(98,861)
Redemptions (purchases) of other equity securities	164	(856)	638
Redemption of time deposits of other banks	7,673	3,880	—
Net (increase) decrease in loans	(12,115)	(1,345)	28,738
Increase in bank-owned life insurance	—	(1,879)	—
Proceeds from sale of other real estate owned	1,384	932	4,078
Net investment in other real estate owned	(25)	(31)	(3)
Proceeds from sales of bank premises, equipment, and leasehold improvements	15	—	2
Purchases of bank premises, equipment, and leasehold improvements	(1,068)	(850)	(1,181)
Net cash used in investing activities	(43,836)	(52,530)	(24,895)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from financing activities:
Net increase in demand and savings deposits	52,177	60,284	9,887
Net decrease in time deposits	(46,914)	(21,379)	(16,549)
Net advances (repayment) of FHLB borrowings	13,780	(4,877)	—
Cash dividends paid on common stock	(1,054)	(667)	(568)
Cash in lieu of franctional shares	(4)	(5)	(3)
Exercise of stock options	1,067	151	11
Cash dividends paid of preferred stock series A and B	—	—	(545)
Redemption of preferred stock series A and B	—	—	(12,600)
Issuance (redemption) of preferred stock series C	(3,150)	—	12,600
Cash dividends paid on preferred stock series C	(567)	(658)	—
Net cash provided (used in) by financing activities	15,335	32,849	(7,767)
Net decrease in cash and cash equivalents	(13,854)	(10,613)	(22,400)
Cash and cash equivalents at beginning of year	27,861	38,474	60,874
Cash and cash equivalents at end of year	$14,007	$27,861	$38,474

Additional cash flow information:
Interest paid	$2,519	$2,676	$3,345
Income taxes paid	1,235	1,907	1,955

Non-cash investing and financing activities:
Accrued dividends	398	296	210
Change in fair value of available-for-sale securities, net of tax effect	(5,124)	594	3,037
Loans transferred to other real estate owned	—	4,863	619
Deemed dividends on preferred stock	—	—	255

Acquisition:
Assets acquired	—	117,929	—
Liabilities assumed	—	114,263	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(1)	The Company and Summary of Significant Accounting Policies

FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo and San Francisco counties, and operates a loan production office in Santa Clara county.

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

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are restricted balances at the Federal Reserve Bank of San Francisco which relate to a minimum cash reserve requirement of approximately $1,278,000 and $1,461,000 at December 31, 2013 and 2012, respectively.

	(c)	Investment Securities

Investment securities consist of U.S. Treasury securities, U.S. agency securities, obligations of states and political subdivisions, obligations of U.S. corporations, mortgage-backed securities and other securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold. The Company classifies securities as held to maturity only if and when it has the positive intent and ability to hold the security to maturity. The Company does not purchase securities with the intent to engage in trading activity. Held to maturity securities are recorded at amortized cost, adjusted for amortization of premiums or accretion of discounts. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2013 or 2012. Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.
63

An impairment charge will be recorded if the Company has the intent to sell a security that is currently in an unrealized loss position or where the Company may be required to sell a security that is currently in an unrealized loss position. A decline in the market value of any security available-for-sale or held-to-maturity below cost that is deemed other than temporary will cause a charge to earnings to be recorded and the corresponding establishment of a new cost basis for the security. Amortization of premiums and accretion of discounts on debt securities are included in interest income over the life of the related security held-to-maturity or available-for-sale using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

All derivatives contracts and instruments are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2013 or 2012.

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
64

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

A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses. Large groups of smaller balance loans are collectively evaluated for impairment.

Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms, once the borrower has demonstrated a history of at least six months repayment. A loan is considered to be a troubled debt restructuring when the Bank, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that makes it easier for the debtor to make their required loan payments. The concession may take the form of a temporary reduction in the interest rate or monthly payment amount due or may extend the maturity date of the loan. Other financial concessions may be agreed to as conditions warrant. Troubled debt restructured loans are accounted for as impaired loans. For an impaired loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

65

Loans acquired in business combinations are recorded on a loan-by-loan basis at their estimated fair value. The Company uses third party valuation specialists to determine the estimated fair value on all acquired loans. The Company acquires both performing and impaired loans (loans acquired with evidence of credit quality deterioration at the time of purchase) in its acquisitions. For acquired performing loans, any discount or premium related to fair value adjustments at the time of purchase is recognized as interest income over the estimated life of the loan using the effective yield method. Loans acquired with evidence of credit quality deterioration, at the time of purchase, are accounted for under ASC 310-30. Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30 Loans”). For ASC 310-30 Loans, the excess of cash flows expected to be collected over a loan’s carrying value is considered to be the accreteable yield and is recognized as interest income over the estimated life of the loan using the effective yield method. The acquisition date estimates of accreteable yield may subsequently change due to changes in management’s estimates of timing and amounts of expected cash flows. The excess of the contractual amounts due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and is considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at acquisition date in excess of fair value are adjusted through an increase to the accreteable yield on a prospective basis. Any subsequent decreases in cash flows attributable to credit deterioration are recognized by recording additional provision for loan losses.

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2013. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(g)	Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation using the straight-line method over the estimated service lives of related assets ranging from 3 to 50 years. Leasehold improvements are amortized over the estimated lives of the respective leases or the service lives of the improvements, whichever is shorter.
66

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

Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair market value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2013, and found no impairment.

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

On October 28, 2013, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend which resulted in 189,218 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 23, 2013, to stockholders of record on December 2, 2013. The earnings per share data for all periods presented has been adjusted for stock dividends, except for the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Earnings, which shows the historical rollforward of stock dividends declared.

(l)	Other Income

Other income includes the following major items:

	2013	2012	2011
Dividend income-other equity securities	262	138	77
Rental Income-other real estate owned	249	48	97
All other smaller items	352	240	293
Total other income	863	426	467
67

(m)	Other Expense

Other expense includes the following major items:

	2013	2012	2011
dues and memberships	109,000	111,000	104,000
real estate appraisals	129,000	72,000	83,000
Training and seminars	86,000	82,000	79,000
Amortization of deposit premium	68,000	100,000	98,000
Mastercard	98,000	97,000	100,000
Dunbar courier	113,000	107,000	104,000
OCC Assessment	215,000	171,000	261,000
All other smaller items	425,000	734,000	458,000
Total other expense	1,243,000	1,474,000	1,287,000

(n)	Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the utilization of the asset is in doubt. During 2013, the Company recorded a reversal of the deferred tax asset valuation allowance of $934,000 for tax credit carry-forwards from the Bank’s investment in low income housing real estate partnerships. As changes in tax laws or rates are enacted, or as significant changes financial projections, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company had unrecognized tax benefits of $718,000 and $725,000 as of December 31, 2013 and 2012, respectively. These unrecognized tax benefits are related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The Bank is currently being audited by the Franchise Tax Board for the years ended December 31, 2005 through 2008, and the outcome of these audits is uncertain.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

At December 31, 2013, the Bank had a $1,806,000 investment in six partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the historical cost method less depreciation and amortization and are recorded in other assets on the balance sheet. The Company recognizes tax credits as they are allocated and amortizes the initial cost of the investments over the period that tax credits are allocated to the Company. There is no residual value for the investment at the end of the tax credit allocation period. Cash received from operations of the limited partnership or sale of the properties, if any, will be included in earnings when realized.

(o)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding, adjusted for stock dividends and splits. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 179,624, 271,655, and 342,030 anti-dilutive shares in the years ended December 31, 2013, 2012 and 2011, respectively, which were not included in the calculation. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

(Number of shares in thousands)	2013	2012	2011
Weighted average common shares outstanding-used in computing basic earnings per share	3,935	3,879	3,873
Dilutive effect of stock options outstanding, using the treasury stock method	89	64	20
Shares used in computing diluted earnings per share	4,024	3,943	3,893

(p)	Stock Option Plans

Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense for the three years ended December 31, 2013, 2012 and 2011. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

(q)	Fair Values of Financial Instruments

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

The Company purchased insurance on the lives of certain executives. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Changes in the cash surrender value are recorded as other noninterest income in the consolidated statements of earnings.

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

(t)	Reclassifications

Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

(u)	Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of disclosures about Offsetting Assets and Liabilities. The Update clarifies that ASU 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting agreement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

In February of 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan Through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reports beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

2)	Oceanic Bank Acquisition

On September 21, 2012, FNB Bancorp completed its acquisition of all of the outstanding stock of Oceanic Bank Holding, Inc. And Oceanic Bank, a California banking corporation and the Company’s wholly-owned subsidiary. Effective the same date, Oceanic Bank was merged into First National Bank of Northern California and Oceanic Bank Holding, Inc. was merged into FNB Bancorp.

The following table presents the Oceanic Bank acquisition presented at fair value as of the acquisition date, September 21, 2012:

September 21,
(Dollars in thousands)	2012
Assets acquired:

Cash and due from banks	$(1,278)
Investment securities, available for sale	13,387
Loans	103,194
Premises and equipment, net	12
Core deposit intangible	110
Other assets	2,504
Total assets acquired	$117,929

Liabilities assumed:

Noninterest-bearing deposits	11,755
Interest-bearing deposits	95,914
Borrowings	6,097
Accrued expenses and other liabilities	497
Total liabilities assumed	$114,263

Net assets acquired/Bargain purchase gain	$3,666

The Company was able to record a bargain purchase gain related to this acquisition in the amount of $3,666,000. The bargain purchase gain is shown as a separate line item in the Company’s 2012 Consolidated Statement of Earnings. On a pro forma basis, the earnings of Oceanic Bank would not have been material to the Company for the year ended December 31, 2012.

Subsequent to the acquisition, the Bank closed the Oceanic Bank branch that operated on the Island of Guam and also closed the San Francisco, CA branch that operated from Post Street. Additional space was leased to include all the downstairs space at the Battery Street location and the Post Street operations were consolidated into the Battery Street branch location. These branch closures and consolidations reduced our branch facilities costs by approximately $30,000 per month beginning in August, 2013.

(3)	Restricted Cash Balance

Cash and due from banks includes balances with the Federal Reserve Bank of San Francisco (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2013 and 2012, the Bank maintained deposits in excess of the FRB reserve requirement, which was $1,278,000 and $1,461,000, respectively.

(4)	Securities Available-for-Sale

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Carrying
	cost	gains	losses	value
December 31, 2013:
U.S. Treasury securities	$3,069	$12	$(54)	$3,027
Obligations of U.S. government agencies	73,691	488	(860)	73,319
Mortgage-backed securities	79,873	360	(2,373)	77,860
Obligations of states and political subdivisions	82,526	1,467	(1,317)	82,676
Corporate debt	26,958	330	(182)	27,106
	$266,117	$2,657	$(4,786)	$263,988

December 31, 2012:
U.S. Treasury securities	$7,145	$135	$—	$7,280
Obligations of U.S. government agencies	71,061	1,206	(7)	72,260
Mortgage-backed securities	53,934	1,383	(137)	55,180
Obligations of states and political subdivisions	78,147	3,515	(53)	81,609
Corporate debt	18,103	535	(22)	18,616
	$228,390	$6,774	$(219)	$234,945
73

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of December 31, 2013 and December 31, 2012 follows:

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2013:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	2,002	(54)	—	—	2,002	(54)
Obligations of U.S. government agencies	40,108	(860)	—	—	40,108	(860)
Mortgage-backed securities	51,419	(2,015)	5,664	(358)	57,083	(2,373)
Obligations of states and political subdivisions	33,265	(1,248)	1,083	(69)	34,348	(1,317)
Corporate debt	10,857	(180)	498	(2)	11,355	(182)
Total	$137,651	$(4,357)	$7,245	$(429)	$144,896	$(4,786)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2012:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	4,093	(7)	—	—	4,093	(7)
Mortgage-backed securities	8,580	(137)	—	—	8,580	(137)
Obligations of states and political subdivisions	8,492	(53)	—	—	8,492	(53)
Corporate debt	—	—	478	(22)	478	(22)
Total	$21,165	$(197)	$478	$(22)	$21,643	$(219)

At December 31, 2013, there were five securities in an unrealized loss position for greater than 12 consecutive months. At December 31, 2012, there was one security in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2013 and 2012. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and carrying value of debt securities as of December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized	Carrying
	Cost	Value
Available-for-sale:
Due in one year or less	$14,443	$14,569
Due after one through five years	96,703	97,184
Due after five years through ten years	116,484	114,537
Due after ten years	38,487	37,698
	$266,117	$263,988
74

At December 31, 2013 and 2012, securities with an amortized cost of $70,678,000 and $81,978,000, and fair value of $70,640,000 and $84,399,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

As of December 31, 2013 and 2012, the Bank had investments in Federal Home Loan Bank stock classified as other equity security in the accompanying balance sheets of $3,988,000 and $4,154,000, respectively. As of December 31, 2013 and 2012, the Bank had investments in FRB of $1,062,000, also carried among other equity securities. These investments are carried at cost, and evaluated periodically for impairment. Federal Home Loan Bank and FRB stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired.

(5)	Loans

Loans are summarized as follows at December 31:

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2013
Commercial real estate	$285,938	$37,936	$1,325	$325,199
Real estate construction	31,290	3,028	—	34,318
Real estate multi-family	34,357	11,786	—	46,143
Real estate 1 to 4 family	98,196	8,707	—	106,903
Commercial & industrial	38,287	10,217	—	48,504
Consumer loans	1,650	—	—	1,650
Gross loans	489,718	71,674	1,325	562,717
Net deferred loan fees	(495)	—	—	(495)
Allowance for loan losses	(9,869)	(10)	—	(9,879)
Net loans	$479,354	$71,664	$1,325	$552,343

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2012
Commercial real estate	$254,449	$48,009	$1,402	$303,860
Real estate construction	14,866	3,594	486	18,946
Real estate multi-family	39,176	18,828	—	58,004
Real estate 1 to 4 family	97,329	15,390	—	112,719
Commercial & industrial	42,847	12,717	—	55,564
Consumer loans	1,824	—	—	1,824
Gross loans	450,491	98,538	1,888	550,917
Net deferred loan fees	(230)	—	—	(230)
Allowance for loan losses	(9,124)	—	—	(9,124)
Net loans	$441,137	$98,538	$1,888	$541,563
75

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows. The following tables include originated and purchased non-credit impaired loans.

	Allowance for Loan Losses
	As of and For the Year Ended December 31, 2013
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124
Charge-offs	(57)	(262)	(81)	—	(385)	(7)	(792)
Recoveries	73	35	50	—	3	1	162
Provision	(654)	1,178	(92)	293	654	6	1,385
Ending balance	$1,237	$5,763	$734	$293	$1,788	$64	$9,879

Ending balance: individually evaluated for impairment	$176	$165	$—	$—	$254	$—	$595
Ending balance: collectively evaluated for impairment	$1,061	$5,598	$734	$293	$1,534	$64	$9,284

				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$48,504	$323,874	$34,318	$46,143	$106,903	$1,650	$561,392

Ending balance: individually evaluated for impairment	$2,497	$17,974	$189	$375	$4,077	$—	$25,112
Ending balance: collectively evaluated for impairment	$46,007	$305,900	$34,129	$46,143	$102,826	$1,650	$536,655

There has been no additional impairment recognized on purchased credit impaired loans subsequent to acquisition.

76

	Allowance for Loan Losses
	As of and For the Year Ended December 31, 2012
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,618	$4,745	$1,171	$671	$1,592	$100	$9,897
Charge-offs	(1,706)	(738)	(54)	(242)	(182)	(11)	(2,933)
Recoveries	124	171	—	—	11	21	327
Provision	1,839	634	(260)	(429)	95	(46)	1,833
Ending balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124

Ending balance: individually evaluated for impairment	$384	$415	$232	$—	$306	$—	$1,337
Ending balance: collectively evaluated for impairment	$1,491	$4,397	$625	$—	$1,210	$64	$7,787

Loans:
Ending balance	$55,564	$302,458	$18,460	$58,004	$112,719	$1,824	$549,029
Ending balance: individually evaluated for impairment	$4,167	$16,099	$681	$—	$4,771	$—	$25,718
Ending balance: collectively evaluated for impairment	$51,397	$286,359	$18,460	$58,004	$107,948	$1,824	$523,992
77

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the years ended December 31, 2013 and 2012.

	As of and for the year ended December 31, 2013

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$1,059	$1,232	$—	$1,204	$66
Commercial real estate construction	—	—	—	—	—
Commercial real estate	12,397	13,535	—	11,445	565
Real estate multi family	375	375	—	384	25
Residential- 1 to 4 family	1,163	1,284	—	1,009	37
Total	14,994	16,426	—	14,042	693

With an allowance recorded
Commercial and industrial	$1,438	$1,871	$166	$1,710	$15
Commercial real estate construction	189	196	10	198	18
Commercial real estate	5,577	5,588	165	4,972	254
Residential- 1 to 4 family	2,914	2,923	254	2,989	115
Total	10,118	10,578	595	9,869	402

Total
Commercial and industrial	$2,497	$3,103	$166	$2,914	$81
Commercial real estate construction	189	196	10	198	18
Commercial real estate	17,974	19,123	165	16,417	819
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	4,077	4,207	254	3,998	152
Grand total	$25,112	$27,004	$595	$23,911	$1,095
78

	As of and for the year ended December 31, 2012

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$2,202	$2,338	$—	$2,298	$120
Commercial real estate construction	—	—	—	6,187	333
Commercial real estate	10,666	11,580	—	4,874	86
Residential- 1 to 4 family	1,052	1,147	—	1,065	55
Total	13,920	15,065	—	14,424	594

With an allowance recorded
Commercial and industrial	$1,965	$2,427	$384	$2,328	$30
Commercial real estate construction	681	798	232	798	4
Commercial real estate	5,433	5,433	415	5,685	240
Residential- 1 to 4 family	3,719	3,722	306	3,283	150
Total	11,798	12,380	1,337	12,094	424

Total
Commercial and industrial	$4,167	$4,765	$384	$4,626	$150
Commercial real estate construction	681	798	232	6,985	337
Commercial real estate	16,099	17,013	415	10,559	326
Residential - 1 to 4 family	4,771	4,869	306	4,348	205
Grand total	$25,718	$27,445	$1,337	$26,518	$1,018

Nonaccrual loans totaled $7,351,000 and $12,474,000 as of December 31, 2013 and 2012. Not all impaired loans are in a non-accrual status. The difference between impaired loans and nonaccrual loans is primarily due to loans that have been restructured, that were performing under modified loan agreements. Interest on these loans is accrued in accordance with the modified loan terms.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	December 31,	December 31,
	2013	2012
Commercial & industrial	$2,046	$2,618
Real estate - construction	189	1,898
Commercial real estate	4,290	6,251
Real estate 1 to 4 family	826	1,707
Total	$7,351	$12,474

Interest income on impaired loans of $1,095,000, $1,018,000 and $1,143,000 was recognized based upon cash payments received in 2013, 2012, and 2011, respectively. The amount of interest on impaired loans not collected in 2013, 2012 and 2011, was $656,000, $1,358,000 and $1,137,000, respectively. The cumulative amount of unpaid interest on impaired loans was $3,430,000, $2,774,000 and $1,967,000 at December 31, 2013, 2012 and 2011, respectively.

The following is a summary of the number and principal amounts outstanding for troubled debt restructurings added during the years ended December 31, 2013 and 2012.

	Modifications
	For the Year Ended December 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real Estate-construction	1	$189	$189
Real estate 1 to 4 family	3	1,236	1,236
Commercial real estate	6	4,566	4,566
Total	10	$5,991	$5,991

	Modifications
	For the Year Ended December 31, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial & industrial	7	$2,723	$2,723
Real estate 1 to 4 family	3	1,446	1,446
Commercial real estate	3	1,409	1,409
Total	13	$5,578	$5,578

During the years ended December 31, 2013 and 2012, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

 The following is a summary of the number and principal amounts outstanding for troubled debt restructurings at December 31, 2013 and 2012.

	Total troubled debt restructurings outstanding at year end
(dollars in thousands)	December 31, 2013			December 31, 2012
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial & industrial	$461	$1,951	$2,412	$1,216	$2,308	$3,524
Real Estate construction	—	189	189	—	—	—
Real estate 1 to 4 family	2,121	529	2,650	333	1,113	1,446
Commercial real estate	6,315	2,140	8,455	2,614	1,981	4,595
Total	$8,897	$4,809	$13,706	$4,163	$5,402	$9,565

	Age Analysis of Past Due Loans
	As of December 31, 2013
(Dollar amounts in thousands)
	30-59	60-89					Recorded
	Days	Days	Over	Total			Investment >
	Past	Past	90	Past		Total	90 Days and
Originated	Due	Due	Days	Due	Current	Loans	Accruing
Commercial real estate	$1,403	$—	$2,349	$3,752	$282,186	$285,938	—
Real estate construction	—	—	—	—	31,290	31,290	—
Real estate multi family	—	—	—	—	34,357	34,357
Real estate 1 to 4 family	161	75	826	1,062	97,134	98,196	—
Commercial & industrial	563	210	2,046	2,819	35,468	38,287
Consumer	116	19	—	135	1,515	1,650	—
Total	$2,243	$304	$5,221	$7,768	$481,950	$489,718	$—

Purchased
Not credit impaired
Commercial real estate	$—	$—	$616	$616	$37,320	$37,936
Real estate construction	—	—	189	189	2,839	3,028
Real estate multi-family	—	—	—	—	11,786	11,786
Real estate 1 to 4 family	—	—	—	—	8,707	8,707
Commercial & industrial	—	—	—	—	10,217	10,217
Total	$—	$—	$805	$805	$70,869	$71,674

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,325	$1,325	$—	$1,325
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$1,325	$1,325	$—	$1,325

All nonaccrual loans are included among loans that are over 90 days past due.

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

All nonaccrual loans are included among loans that are over 90 days past due.

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

Commercial Real Estate Loans – Multi-Family

Our multi-family commercial real estate loans are secured by multi-family properties located primarily in San Mateo and San Francisco Counties. These loans are made to investors where the primary source of loan repayment is from cash flows generated by the properties, through rent collections. The borrowers’ promissory notes are secured with recorded liens on the underlying properties. The borrowers would normally also be required to personally guarantee repayment of the loans. The bank uses conservative underwriting standards in reviewing applications for credit. Generally, our borrowers have multiple sources of income, so if cash flow generated from the property declines, at least in the short term, the borrowers can normally cover these short term cash flow deficiencies from their available cash reserves. Risk of loss to the Bank is increased when there are cash flow decreases sufficiently large and for such a prolonged period of time that loan payments can no longer be made by the borrowers.

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

	Credit Quality Indicators
	As of December 31, 2013

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$280,356	$2,330	$3,252	$—	$285,938
Real estate construction	29,673	573	1,044	—	31,290
Real estate multi-family	34,357	—	—	—	34,357
Real estate 1 to 4 family	97,514	—	429	253	98,196
Commercial & industrial	36,837	—	1,439	11	38,287
Consumer loans	1,631	—	19	—	1,650
Totals	$480,368	$2,903	$6,183	$264	$489,718

Purchased
Not credit impaired
Commercial real estate	$28,342	$4,951	$4,643	$—	$37,936
Real estate construction	1,520	—	1,508	—	3,028
Real estate multi-family	11,786	—	—	—	11,786
Real estate 1 to 4 family	8,299	—	408	—	8,707
Commercial & industrial	10,217	—	—	—	10,217
Total	$60,164	$4,951	$6,559	$—	$71,674

Purchased
Credit impaired
Commercial real estate					$1,325
Total					$1,325

Purchased credit impaired loans are accounted as a pool and are not included in the Company’s risk-rated methodology.

	Credit Quality Indicators
	As of December 31, 2012

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$249,991	$2,372	$2,086	$—	$254,449
Real estate construction	13,266	—	1,600	—	14,866
Real estate multi-family	39,176	—	—	—	39,176
Real estate 1 to 4 family	95,579	—	1,470	280	97,329
Commercial & industrial	39,446	—	2,564	837	42,847
Consumer loans	1,824	—	—	—	1,824
Totals	$439,282	$2,372	$7,720	$1,117	$450,491

Purchased
Not credit impaired
Commercial real estate	$30,600	$7,902	$9,507	$—	$48,009
Real estate construction	—	39	3,555	—	3,594
Real estate multi-family	18,828	—	—	—	18,828
Real estate 1 to 4 family	14,850	—	540	—	15,390
Commercial & industrial	12,717	—	—	—	12,717
Total	$76,995	$7,941	$13,602	$—	$98,538

Purchased
Credit impaired
Commercial real estate					$1,402
Real estate construction					486
Total					$1,888

(6)	Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows:

	Year ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Beginning balance, net	$6,650	$2,747	$6,680
Additions/transfers from loans	25	4,894	622
Disposition/sales	(1,288)	(932)	(4,012)
Valuation adjustments	(69)	(59)	(543)
Ending balance, net	$5,318	$6,650	$2,747
Ending valuation allowance	$(122)	$(1,965)	$(2,041)
Ending number of foreclosed assets	4	5	4
Proceeds from sale of foreclosed assets	$1,288	$932	$4,078
Gain on sale of foreclosed assets	$96	$6	$66

(7)	Related Party Transactions

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

(Dollar amounts in thousands)	2013	2012
Balance, beginning of year	$10,225	$21,573
Additions	6,990	6,358
Repayments	(6,133)	(17,706)
Balance, end of year	$11,082	$10,225

	2013	2012
Related party deposits	$3,491	$2,682

(8)	Bank Premises, Equipment, and Leasehold Improvements

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2013	2012
Buildings	$10,460	$10,453
Equipment & furniture	8,722	9,543
Leasehold improvements	1,714	1,519
	20,896	21,515
Accumulated depreciation and amortization	(13,712)	(14,137)
	7,184	7,378
Land	5,328	5,328
	$12,512	$12,706

Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011 was $1,250,000, $1,415,000 and $1,487,000, respectively.

(9)	Deposits

The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $86,337,000 and $122,734,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, the scheduled maturities of all time certificates of deposit are as follows:

Year ending December 31:
(Dollar amounts in thousands)
2014	$96,881
2015	12,946
2016	10,745
2017	3,462
2018	118
$124,152

(10)	Federal Home Loan Bank Advances

As of December 31, 2013, there were $15,000,000 Federal Home Loan Bank borrowings outstanding, consisting of $2,000,000 at 0.06% due January 2, 2014 and $13,000,000 at 0.20% due January 10, 2014. At December 31, 2012, there were $1,220,000 Federal Home Loan Bank (“FHLB”) borrowings outstanding, consisting of $500,000 at 1.05% due January 31, 2013; $330,000 at 1.85% due January 22, 2013, and $390,000 at 4.99% due January 31, 2013.

At December 31, 2013, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $271,829,000, of which the entire amount was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

(11)	Commitments and Contingencies

Operating Lease Commitments

The Bank leases a portion of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates. The minimum rental commitments under the operating leases as of December 31, 2013 are as follows:

Year ending December 31:
(Dollars in thousands)
2014	$971
2015	990
2016	1,010
2017	1,021
2018	556
Thereafter	1,510
$6,058

Total rent expense for operating leases was $1,339,000, $1,025,000 and $846,000, in 2013, 2012, and 2011, respectively.

Legal Commitments

The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits does not expect to have a material effect on the Bank’s financial condition or results of operations.

(12)	Salary Deferral Plan

The Bank maintains a salary deferral 401(k) plan covering substantially all employees, known as the FNB Bancorp Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law, and the Bank’s contribution is discretionary. Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees wages as a profit sharing contribution. The Bank’s accrued contribution to the Plan for the years ended December 31, 2013, 2012, and 2011 was $398,000, $371,000, and $308,000, respectively.

(13)	Salary Continuation and Deferred Compensation Plans

The Bank maintains a Salary Continuation Plan for certain Bank officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2013, 2012, and 2011 was $401,879, $371,000, and $250,000, respectively. Accrued compensation payable under the salary continuation plan totaled $2,332,000 and $2,060,000 at December 31, 2013 and 2012, respectively.

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2013 and 2012, the related liability included in accrued expenses and other liabilities was $1,214,000 and $785,000, respectively.

(14)	Preferred Stock

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

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed. Subsequent to December 31, 2013, the remaining SBLF obligation of $9,450,000 was paid in full.

(15)	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2013	2012	2011
Current:
Federal	$697	$467	$1,201
State	287	1,449	675
	$984	$1,916	$1,876

Deferred:
Federal	$197	$420	$(75)
State	144	(691)	(233)
	341	(271)	(308)
Total provision for taxes	$1,325	$1,645	$1,568

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2013	2012	2011
Statutory rates	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt Income for federal purposes	-9.1%	-9.0%	-11.3%
State taxes on income, net of federal benefit	3.3%	4.1%	5.0%
Benefits from low income housing credits	-1.0%	-0.9%	-4.8%
Tax benefits related to an acquisition	—	-13.5%	—
True-up of prior year provision	-4.3%	—	—
Increase in the valuation reserve	-9.9%	0.8%	—
Other, net	2.1%	0.2%	4.1%
Effective tax rate	15.1%	15.7%	27.0%

The tax effect of temporary differences giving rise to the Bank’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012	2011

Deferred tax assets
Allowance for loan losses	$4,449	$4,081	$4,378
Accrued salaries and officers compensation	1,492	1,276	1,399
Capitalized interest on buildings	11	14	—
Expenses accrued on books, not yet deductible in tax return	1,480	2,065	2,039
Depreciation	405	501	565
Net operating loss carryforward	89	334	408
Tax credit carryforwards	878	1,185	820
Acquisition accounting differences	885	1,620	—
Unrealized depreciation on available-for-sale securities	876	—	—
	10,565	11,076	9,609

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$—	$2,698	$2,283
State income taxes	668	766	668
Core deposit intangible	61	91	87
Expenses and credits deducted on tax return, not on books	122	99	98
Total deferred tax liabilities	851	3,654	3,136

Net deferred tax asset before valuation allowance	9,714	7,422	6,473

Valuation allowance	—	(934)	(820)

Net deferred tax assets (included in other assets)	$9,714	$6,488	5,653

As of December 31, 2013, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences. The Bank has federal net operating loss carry-forwards resulting from the acquisition of Sequoia National Bank which expire on December 31, 2020, totaling $262,000 as of December 31, 2013. These losses are limited to approximately $469,000 per year under IRS regulations. All operating loss carry-forwards are expected to be utilized prior to their expiration.

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

(Dollars amounts in thousands)	December 31
	2013	2012
Financial instruments whose contract amounts represent credit risk:
Undisbursed loan commitments	$52,398	$32,529
Lines of credit	65,120	62,616
Mastercard/Visa lines	5,992	4,998
Letters of credit	6,199	2,409
	$129,709	$102,552

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2013, there were financial standby letters of credit of $5,318,000 issued. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. As of December 31, 2013 there were performance letters of credit of $881,000 issued. The terms of the guarantees will expire in 2014. The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

(17)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value techniques used by the Company to determine such fair value.

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,027	$3,027	$—	$—
Obligations of U.S. Government agencies	73,319	—	73,319	—
Mortgage-backed securities	77,860	—	77,860	—
Obligations of states and political subdivisions	82,676	—	82,676	—
Corporate debt	27,106	—	27,106	—
Total assets measured at fair value	$263,988	$3,027	$260,961	$—
92

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,280	$7,280	$—	$—
Obligations of U.S. Government agencies	72,260	—	72,260	—
Mortgage-backed securities	55,180	—	55,180	—
Obligations of states and political subdivisions	81,609	—	81,609	—
Corporate debt	18,616	—	18,616	—
Total assets measured at fair value	$234,945	$7,280	$227,665	$—

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics. The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,810	$—	$—	$4,810
Other real estate owned	1,771	—	—	1,771
Total impaired assets measured at fair value	$6,581	$—	$—	$6,581

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2012, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,494	$—	$—	$2,494
Other real estate owned	4,710	—	—	4,710
Total impaired assets measured at fair value	$7,204	$—	$—	$7,204
93

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

The fair value of these off-balance sheet items are based on discounted cash flows of expected fundings.

94

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2013 and 2012:

December 31, 2013	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,007	$14,007	$14,007
Interest-bearing time deposits with financial institutions	$5,543	$5,543		$5,543
Securities available for sale	$263,988	$263,988	$3,027	$260,961
Loans	$562,717	$563,325			$563,325
Other equity securities	$5,300	$5,300			$5,300
Accrued interest receivable	$3,808	$3,808		$3,808

Financial liabilities:
Deposits	$773,615	$774,012		$774,012
Federal Home Loan Bank advances	$15,000	$15,000		$15,000
Accrued interest payable	$224	$224		$224

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	$1,297			$1,297

December 31, 2012	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,861	$27,861	$27,861
Interest-bearing time deposits with financial institutions	$13,216	$13,216		$13,216
Securities available for sale	$234,945	$234,945	$7,280	$227,665
Loans	$550,917	$547,740			$547,740
Other equity securities	$5,464	$5,464			$5,464
Accrued interest receivable	$3,760	$3,760		$3,760

Financial liabilities:
Deposits	$768,352	$769,043		$769,043
Federal Home Loan Bank advances	$1,220	$1,221		$1,221
Accrued interest payable	$349	$349		$349

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	$1,026			$1,026
95

(18)	Significant Group Concentrations of Credit Risk

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

(19)	Regulatory matters

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

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2013, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

96

 The consolidated actual capital amounts and ratios of the Company and the Bank are also presented in the following table:

December 31, 2013:						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total risk-based capital (to risk weighted assets)
Consolidated Company	$97,491	14.30%	$5,454,042	≥	8.00%	$68,164	≥	n/a
Bank	$96,247	14.12%	$52,883	≥	8.00%	$68,164	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$88,949	13.05%	$2,726,406	≥	4.00%	$40,920	≥	n/a
Bank	$87,705	12.86%	$26,358	≥	4.00%	$40,920	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$88,949	9.81%	$3,626,871	≥	4.00%	$45,349	≥	n/a
Bank	$87,705	9.67%	$3,627,921	≥	4.00%	$45,349	≥	5.00%

December 31, 2012:						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total risk-based capital (to risk weighted assets)
Consolidated Company	$94,556	14.65%	$5,163,468	≥	8.00%	$64,537	≥	n/a
Bank	$93,966	14.56%	$51,630	≥	8.00%	$64,537	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$86,476	13.40%	$2,581,373	≥	4.00%	$38,716	≥	n/a
Bank	$85,886	13.31%	$25,811	≥	4.00%	$38,716	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$86,476	9.75%	$3,547,733	≥	4.00%	$44,363	≥	n/a
Bank	$85,886	9.68%	$3,549,008	≥	4.00%	$44,363	≥	5.00%

(20)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2013 to grant options to employees covering 133,657 shares.

97

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2013, 2012, and 2011 was $328,000, $210,000, and $293,000, respectively. There was an income tax benefit related to stock option exercises for the years ended December 31, 2013 and 2012 of $354,000 and $30,000, respectively, but no tax benefit for 2011.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2013 was $910,000, and the weighted average period it will be amortized over is 4.0 years. The assumptions for options granted in 2013 were as follows: dividend yield of 1.35% for the year; risk-free interest rate of 2.55%; expected volatility of 24.71%; expected life of 9.3 years. This resulted in a weighted average fair value of $7.81 per share. There were no options granted in 2012.

A summary of option activity, adjusted for stock dividends, issued under the 2008 FNB Bancorp Plan as of December 31, 2013 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2013	216,800	$8.76
Granted	136,704	$22.86
Exercised	(51,914)	$8.27		$637
Forfeited or expired	—	—
Outstanding at December 31, 2013	301,590	$15.23	7.7	$3,851
Exercisable at December 31, 2013	130,230	$10.57	6.3	$2,270

98

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2013	2012	2011
Options outstanding	301,590	216,800	232,019
Range of exercise prices	$6.14-$26.60	$6.14-$11.83	$6.14-$11.83
Weighted average remaining contractual life	7.7	7.0	8.0
Fully vested options	130,230	120,609	94,228
Weighted average exercise price	$10.57	$8.18	$7.93
Aggregate intrinsic value	$2,270,122	$1,144,601	$292,526
Weighted average remaining contractual life (in years)	6.3	6.6	7.4

A summary of option activity under the 2002 FNB Bancorp Plan as of December 31, 2012 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2013	220,010	$20.11
Granted	—	—
Exercised	(52,630)	$15.87
Forfeited or expired	(2,653)	$14.62
Outstanding at December 31, 2013	164,727	$21.56	1.9	$1,061
Exercisable at December 31, 2013	164,727	$21.56	1.9	$1,061

The following supplemental information applies to the three years ended December 31:

2002 FNB Bancorp Plan
	2013	2012	2011
Options outstanding	164,727	220,010	257,454
Range of exercise prices	$15.31-$24.54	$14.62-$24.54	$14.62-$24.54
Weighted average remaining contractual life	1.9	2.4	3.0
Fully vested options	164,727	220,010	252,079
Weighted average exercise price	$21.56	$20.11	$19.36
Aggregate intrinsic value	$1,061,071	$132,051	$0
Weighted average remaining contractual life (in years)	1.9	2.4	2.9
99

A summary of option activity under the 1997 FNB Bancorp Plan as of December 31, 2013 and changes during the year then ended is presented below.

			Weighted-
			Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2013	30,112	$21.68
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2013	30,112	$21.68	3.5	$190
Exercisable at December 31, 2013	30,112	$21.68	3.5	$190

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
	2013	2012	2011
Options outstanding	30,112	30,112	30,112
Range of exercise prices	$21.68-$21.68	$21.68-$21.58	$21.68-$21.58
Weighted average remaining contractual life	3.5	4.5	5.5
Fully vested options	30,112	30,112	24,087
Weighted average exercise price	$21.68	$21.68	$21.68
Aggregate intrinsic value	$190,437	$0	$0
Weighted average remaining contractual life (in years)	3.5	4.5	5.5
100

(21)	Quarterly Data (Unaudited)

	2013
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$9,397	$9,358	$9,259	$9,375
Interest expense	682	639	560	514
Net interest income	8,715	8,719	8,699	8,861
Provision for loan losses	600	510	225	50
Net interest income, after provision for loan losses	8,115	8,209	8,474	8,811

Non-interest income	976	1,092	978	1,137
Non-interest expense	7,739	7,385	6,950	6,954
Income before income taxes	1,352	1,916	2,502	2,994
Provision (benefit) for income taxes	422	537	(629)	995
Net earnings	930	1,379	3,131	1,999
Dividends and discount accretion on preferred stock	158	172	118	119
Net earnings available to common shareholders	$772	$1,207	$3,013	$1,880

Basic earnings per share	$0.20	$0.31	$0.76	$0.47
Diluted earnings per share	$0.19	$0.30	$0.75	$0.46

	2012
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$7,882	$7,878	$8,361	$9,467
Interest expense	684	653	663	727
Net interest income	7,198	7,225	7,698	8,740
Provision for loan losses	400	400	400	633
Net interest income, after provision for loan losses	6,798	6,825	7,298	8,107

Non-interest income	1,920	1,415	4,764	1,060
Non-interest expense	7,053	6,498	6,631	7,557
Income before income taxes	1,665	1,742	5,431	1,610
Provision for income taxes	377	514	490	264
Net earnings	1,288	1,228	4,941	1,346
Dividends and discount accretion on preferred stock	186	157	158	157
Net earnings available to common shareholders	$1,102	$1,071	$4,783	$1,189

Basic earnings per share	$0.28	$0.28	$1.23	$0.31
Diluted earnings per share	$0.28	$0.27	$1.21	$0.30

101

(22)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
(Dollars in thousands)	2013		2012
Assets:
Cash and due from banks	$981		$512
Investments in subsidiary	93,005		94,768
Income tax receivable from subsidiary	49		49
Dividend receivable from subsidiary	398		296
Other assets	242		50
Total assets	$94,675		$95,675
Liabilities:
Dividend declared	$398		$296
Other liabilities	28		21
Total liabilities	426		317
Stockholders’ equity	94,249		95,358
Total liabilities and stockholders’ equity	$94,675		$95,675

FNB Bancorp	Condensed statements of earnings
(Dollars in thousands)	2013	2012	2011
Income:
Dividends from subsidiary	$3,955	$1,279	$1,269
Total income	3,955	1,279	1,269
Expense:
Other expense	111	85	64
Total expense	111	85	64
Income before income taxes and equity in undistributed earnings of subsidiary	3,844	1,194	1,205
Income tax expense/(benefit)	—	(41)	(2)
Income before equity in undistributed earnings of subsidiary	3,844	1,235	1,207
Equity in undistributed earnings of subsidiary	3,595	7,568	3,050
Net earnings	7,439	8,803	4,257
Dividends and discount accretion on preferred stock	567	658	800
Net earnings available to common shareholders	$6,872	$8,145	$3,457
102

FNB Bancorp	Condensed statement of cash flows
(Dollars in thousands)	2013	2012	2011
Net earnings	$7,439	$8,803	$4,257
Income tax (receivable from) subsidiary	—	(42)	1
Options expense (payable to) receivable from subsidiary	—	—	(215)
Net increase in other assets	(192)	(31)	—
Net increase in other liabilities	404	11	—
Undistributed earnings of subsidiary	(3,595)	(7,568)	(3,050)
Stock-based compensation expense	328	210	293
Cash flows from operating activities	4,384	1,383	1,286
Repayment of capital purchase program	(3,150)	—	(12,600)
Small Business Lending Fund funds received	—	—	12,600
Stock options exercised, including tax benefits of $191 in 2013, $30 in 2012, and none in 2011	1,258	181	11
Dividends on common stock	(1,456)	(968)	(568)
Cash dividends on preferred stock series A, B, C	(567)	(658)	(545)
Cash flows provided by financing activities	(3,915)	(1,445)	(1,102)
Net (decrease) increase in cash	469	(62)	184
Cash, beginning of year	512	574	390
Cash, end of year	$981	$512	$574

(23)	Subsequent Event

On Thursday, January 23, 2014, FNB Bancorp (the “Company”) redeemed all the remaining outstanding preferred shares that had been issued to the United States Treasury Department through the Small Business Lending Fund (“SBLF”) in a cash redemption transaction. Subsequent to this redemption, the United States Treasury Department no longer has any equity interest in the Company of any kind.

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

103

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued in 1992 by COSO.

Date: March 28, 2014

/s/ Thomas C. McGraw	/s/ David A. Curtis
Thomas C. McGraw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

104

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

105

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Document Description

**2.1	(deleted)

2.2	Acquisition Agreement dated November 5, 2004, signed among First National Bank of Northern California, Sequoia National Bank and Hemisphere National Bank (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2004).

2.3	First Addendum to Acquisition Agreement, dated December 13, 2004, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2004)
106

2.4	Second Addendum to Acquisition Agreement. Dated as of April 15, 2005, signed among First National Bank Of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2005)

**3.1	Articles of Incorporation of FNB Bancorp

3.2	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

3.4	Bylaws of FNB Bancorp (as amended through October 28, 2011) incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2011)

3.5	Certificate of Determination of Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

**4.1	Specimen of the Registrant’s common stock certificate.

4.2	Form of Certificate for the Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

4.3	Warrant for Purchase of Shares of Series B Preferred Stock (“Warrant”) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

4.4	Form of Certificate for the Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

4.5	Form of Certificate for the Series C Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

**10.1	Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at EurekaSquareShopping Center, Pacifica, California

**10.2	(deleted)

10.3	(deleted)

10.4	(deleted)

10.5	(deleted)

10.6	(deleted)

10.7	(deleted)

10.8(a)	(deleted)

10.8(b)	(deleted)
107

**10.9	First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

**10.10	First National Bank Deferred compensation Plan dated November 1, 1997.*

**10.11	Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

**10.12	Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan dated December 20, 1996.*

**10.13	Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

**10.14	Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

10.15	(deleted)

**10.16	Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc., as Lessee, with respect to Redwood City Branch Office.

10.17	(deleted)

**10.18	Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

***10.19	First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

****10.20	FNB Bancorp Stock Option Plan (effective March 15, 2002).*

****10.21	FNB Bancorp Stock Option Plan, Form of Incentive Stock Option Agreement.*

****10.22	FNB Bancorp Stock Option Plan, Form of Nonstatutory Stock Option Agreement.*

*****10.23	FNB Bancorp 2002 Stock Option Plan (adopted June 28, 2002).*

*****10.24	FNB Bancorp 2002 Stock Option Plan, Form of Incentive Stock Option Agreement.*

*****10.25	FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory Stock option Agreement.*

******10.26	Lease Agreement dated August 13, 2003, for San Mateo Branch Office of First National Bank of Northern California, located at 150 East Third Avenue, San Mateo, California.

10.27	Salary Continuation Agreement and Split-Dollar Agreement for Jim D. Black (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.28	Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.29	Amended and Restated Salary Continuation and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 o the company’s current Report on Form 8-K filed with the Commission on September 10, 2004).*

*******10.30	Lease Agreement dated May 1, 2003 as amended by Assignment, Assumption and Consent Agreement for the Financial District Branch of First National Bank of Northern California located at 65 Post Street, San Francisco, California.

*******10.31	Lease Agreement dated July 1, 1999, as amended by Assignment, Assumption and Consent for the Portola Branch Office of First National Bank of Northern California located at 699 Portola Drive, San Francisco, California.
108

10.32	Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.33	Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.34	Amendment to Amended and Restated Salary Continuation Agreement for James B. Ramsey (incorporated by reference from Exhibit 99.39 to the Company’s Current report on Form 8-K filed with the Commission on July 26, 2006).*

10.35	Lease Agreement dated February 3, 2006, for warehouse facility of First National Bank of Northern California (incorporated by reference from Exhibit 10.35 to the company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).

10.36	First National Bank Deferred Compensation Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.37	Amendment No. 5 to the First National Bank Profit Sharing and 401(k) Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.38	Executive Supplemental Compensation Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

10.39	Split-Dollar Life Insurance Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

********10.40	FNB Bancorp 2008 Stock Option Plan (adopted February 22, 2008).*

10.41	Second 409A Amendment to the Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.66 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.42	Second 409A Amendment to the Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.67 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.43	Amendment to the Executive Supplemental Compensation Agreement for David A. Curtis (incorporated by reference from Exhibit 99.68 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.44	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the election of directors by the holder(s) of the Series A and Series B Preferred Stock (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.45	Letter Agreement, including Schedule A and Securities Purchase Agreement Standard Terms, dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury, with respect to to the issuance and sale of the Series A and Series B Preferred Stock and the Warrant (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.46	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

109

10.47	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury amending certain sections of the Securities Purchase Agreement Standard Terms (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009)

10.48	Form of Compensation Modification Agreement and Waiver, dated February 27, 2009, executed by each of:

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
FNB Bancorp and First National Bank of Northern California

David A. Curtis
Senior Vice President and Chief Financial Officer
FNB Bancorp and First National Bank of Northern California

Randy R. Brugioni
Senior Vice President and Senior Loan Officer
FNB Bancorp and First National Bank of Northern California

(incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.49	Lease agreement dated June 8, 1999, as amended August 18, 2009, for Linda Mar Branch Office of First National Bank of Northern California at LindaMarShopping Center, Pacifica, California

10.50	Sublease agreement dated as of September 20, 2010, between Wells Fargo Bank, N. A. as Sublandlord, and First National Bank of Northern California as Subtenant, for Chestnut Street Branch of First National Bank of Northern California

10.51	SBLF Securities Purchase Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury of the Treasury with respect to the Series C Preferred Stock (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.52	Letter Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury pertaining to the election of directors by the holder(s) of the Series C Preferred Stock (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.53	Letter Agreement dated September 15, 2011 between FNB Bancorp and the United States Department of the Treasury pertaining to the repurchase of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.54	Lease Assumption and underlying lease agreement for the Guam Branch Office.

10.55	Lease agreement dated February 8, 2013 between Dalum Corporation, Landlord, and First National Bank of Northern California, as Tenant, for the Battery Street Branch, at 130 Battery Street, San Francisco, CA, 94111

10.56	Lease agreement dated August 7, 2013, between Eureka Square Shopping Center, L.P., as Landlord, and First National Bank of Northern California, as Tenant, for space to be occupied by the Bank’s ATM.

10.57	Second Amendment dated August 12, 2013 to Lease between Song Development Inc., as Lessor, and First National Bank of Northern California, as Lessee, for premises at 150 East Third Street, San Mateo, CA, as The San Mateo Branch.

110

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

An Annual Report for the fiscal year ended December 31, 2013, and Notice of AnnualMeeting and Proxy Statement for the Company’s 2014 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 28, 2014	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	March 28, 2014
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 28, 2014
Thomas C. McGraw	Officer

/s/ David A. Curtis	Senior Vice President	March 28, 2014
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. Atwood	Director	March 28, 2014
Thomas G. Atwood, D.D. S.
112

/s/ Ronald R. Barels	Director	March 28, 2014
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 28, 2014
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 28, 2014
Michael Pacelli

/s/ Edward J. Watson	Director and Secretary	March 28, 2014
Edward J. Watson

/s/ Jim D. Black	Director and President	March 28, 2014
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 28, 2014
Anthony J. Clifford	Vice President and Chief
Operating Officer
113