Form 10-Q
period 2014-03-31
FNB BANCORP/CA/
filed 2014-05-13
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 2, 2014: 4,025,015 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

Assets	March 31,	December 31
(Dollar amounts in thousands)	2014	2013
Cash and due from banks	$19,244	$14,007
Interest-bearing time deposits with financial institutions	4,805	5,543
Securities available-for-sale, at fair value	258,184	263,988
Loans, net of allowance for loan losses of $9,897 and $9,879 on March 31, 2014 and December 31, 2013	566,861	552,343
Bank premises, equipment, and leasehold improvements, net	12,533	12,512
Bank-owned life insurance, net	12,247	12,151
Other equity securities	5,307	5,300
Accrued interest receivable	3,758	3,808
Other real estate owned, net	2,478	5,318
Goodwill	1,841	1,841
Prepaid expenses	631	701
Other assets	13,659	14,418
Total assets	$901,548	$891,930

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$198,321	$198,523
Demand, interest bearing	83,045	80,746
Savings and money market	380,227	370,194
Time	112,352	124,152
Total deposits	773,945	773,615

Federal Home Loan Bank advances	25,000	15,000
Notes Payable	6,000	—
Accrued expenses and other liabilities	8,977	9,066
Total liabilities	813,922	797,681

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 shares at December 31, 2013 (liquidation preference of $1,000 per share)	—	9,450
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,997,312 shares at March 31, 2014 and 3,978,505 shares at December 31, 2013	59,851	59,317
Retained earnings	28,003	26,738
Accumulated other comprehensive loss, net of tax	(228)	(1,256)
Total stockholders’ equity	87,626	94,249
Total liabilities and stockholders’ equity	$901,548	$891,930
3

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three months ended
	March 31,
(Dollar amounts in thousands, except per share amounts)	2014	2013
Interest income
Interest and fees on loans	$7,627	$8,158
Interest on taxable securities	843	684
Interest on tax-exempt securities	488	506
Interest on time deposits with other financial institutions	25	49
Total interest income	8,983	9,397
Interest expense
Deposits	461	682
Borrwings	8	—
Total interest expense	469	682
Net interest income	8,514	8,715
Provision for loan losses	75	600
Net interest income after provision for loan losses	8,439	8,115
Noninterest income
Service charges	637	659
Gain on sale of available-for-sale securities	11	42
Bank-owned life insurance policy earnings	96	95
Other income	296	180
Total noninterest income	1,040	976
Noninterest expense
Salaries and employee benefits	4,218	4,416
Occupancy expense	680	962
Equipment expense	391	398
Professional fees	531	363
FDIC assessment	180	180
Telephone, postage and supplies	286	437
Operating losses	14	14
Advertising	85	172
Bankcard expenses	—	1
Data processing expense	145	156
Low income housing expense	110	110
Surety insurance	67	54
Directors expense	63	63
Gain on sale of other real estate owned	(280)	—
Other real estate owned expense	77	50
Other expense	275	363
Total noninterest expense	6,842	7,739
Earnings before provision for income taxes	2,637	1,352
Provision for income taxes	803	422
Net earnings	1,834	930
Dividends and discount accretion on preferred stock	(170)	(158)
Net earnings available to common stockholders	$1,664	$772

Earnings per share data:
Basic	$0.42	$0.20
Diluted	$0.40	$0.19

Weighted average shares outstanding:
Basic	3,985,000	3,903,000
Diluted	4,126,000	3,996,000

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Earnings

(Unaudited)

	Three months ended
	March 31,
(Dollar amounts in thousands)	2014	2013
Net earnings	$1,834	$930

Unrealized holding gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($720) and $291	1,034	(418)
Reclassification adjustment for gain expense on available-for-sale securities sold, net of tax expense of ($5) and ($17) for the three months ended March 31, 2014 and 2013, respectively	(6)	(25)
Other Comprehensive Income/(loss)	1,028	(443)
Total comprehensive earnings	$2,862	$487

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31
(Dollar amounts in thousands)	2014	2013
Cash flow from operating activities:
Net earnings	$1,834	$930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(11)	(42)
Gain on sale of other real estate owned	(280)	—
Depreciation, amortization and accretion	856	915
Stock-based compensation expense	69	45
Earnings on bank owned life insurance	(97)	(95)
Provision for loan losses	75	600
Decrease in accrued interest receivable	50	9
Decrease in prepaid expense	70	256
Decrease in other assets	951	1,470
(Decrease) increase in accrued expenses and other liabilities	(1,202)	579
Net cash provided by operating activities	2,315	4,667

Cash flows from investing activities:
Purchase of securities available-for-sale	(516)	(24,988)
Proceeds from matured/called/sold securities available-for-sale	7,523	12,163
Investment, net of redemption, in other equity securities	(7)	126
Redemption of time deposits of other banks	738	3,503
Proceeds from sale of other real estate owned	1,050	—
Net investment in other real estate owned	(30)	(18)
Net (increase) decrease in loans	(12,493)	(5,315)
Purchases of bank premises, equipment, leasehold improvements	(327)	(241)
Net cash used in investing activities	(4,062)	(14,770)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31
	2014	2013
Cash flows from financing activities:
Net increase in demand and savings deposits	12,130	30,337
Net decrease in time deposits	(11,800)	(8,264)
Increase (decrease) in FHLB advances	10,000	(718)
Proceeds from Notes Payable	6,000	—
Dividends paid on common stock	0	(298)
Exercise of stock options	274	435
Redemption of preferred stock series C	(9,450)	—
Dividends paid on preferred stock series C	(170)	(158)
Net cash provided by financing activities	6,984	21,334
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,237	11,231
Cash and cash equivalents at beginning of period	14,007	27,861
Cash and cash equivalents at end of period	$19,244	$39,092

Additional cash flow information:
Interest paid	455	672
Income taxes paid	1	—

Non-cash investing and financing activities:
Accrued dividends	399	139
Change in unrealized gain in available for-sale securities, net of tax	1,028	(443)
OREO sale funded by loan origination	2,100	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2013. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

NOTE B – STOCK OPTION PLANS

Stock option expense is recorded based on the fair value of option contracts issued. The fair value is determined by the expected contract term, the risk free interest rate, the volatility of the Company’s stock price and the level of dividends the Company is expected to pay.

The expected term of options granted is derived from historical plan behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods approximating the expected option terms is based on the U. S. Treasury yield curve in effect at the time of the grant.

The amount of compensation expense for options recorded in the quarters ended March 31, 2014 and 2013 was $69,000 and $45,000, respectively. There was no income tax benefit recognized in the statements of earnings for these amounts for the quarters ended March 31, 2014 and 2013, respectively.

The intrinsic value for options exercised during the quarters ended March 31, 2014 March 31, 2013 was $126,000 and $341,000, respectively. The intrinsic value of options exercisable during the quarter ended March 31, 2014 and March 31, 2013 was $2,234,000 and $1,260,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2014 was $841,000, and the weighted average period over which it will be amortized is 3.8 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs.

Earnings per share have been computed based on the following:

	Three months ended
	March 31,
(Dollar amounts in thousands)	2014	2013
Net earnings	$1,834	$930
Dividends and discount accretion on preferred stock	(170)	(158)
Net earnings available to common stockholders	$1,664	$772

Average number of shares outstanding	3,985,000	3,903,000
Effect of dilutive options	141,000	93,000
Average number of shares outstanding used to calculate diluted earnings per share	4,126,000	3,996,000

Anti dilutive options that were excluded from the calculation of diluted EPS totaled 64,000 and 257,755 in 2014 and 2013, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
March 31, 2014
U.S. Treasury securities	$2,053	$—	$(49)	$2,004
Obligations of U.S. government agencies	71,530	428	(664)	71,294
Mortgage-backed securities	75,563	444	(1,766)	74,241
Obligations of states and political subdivisions	83,517	1,842	(782)	84,577
Corporate debt	25,907	303	(142)	26,068
	$258,570	$3,017	$(3,403)	$258,184
December 31, 2013
U.S. Treasury securities	$3,069	$12	$(54)	$3,027
Obligations of U.S. government agencies	73,691	488	(860)	73,319
Mortgage-backed securities	79,873	360	(2,373)	77,860
Obligations of states and political subdivisions	82,526	1,467	(1,317)	82,676
Corporate debt	26,958	330	(182)	27,106
	$266,117	$2,657	$(4,786)	$263,988

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2014 and December 31, 2013, respectively, is as follows:

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
U.S. Treasury securities	$—	$—	$2,004	$(49)	$2,004	$(49)
Obligations of U.S. government agencies	—	—	37,139	(664)	37,139	(664)
Mortgage-backed securities	—	—	50,881	(1,766)	50,881	(1,766)
Obligations of states and political subdivisions	—	—	27,839	(782)	27,839	(782)
Corporate debt	—	—	10,381	(142)	10,381	(142)
Total	$—	$—	$128,244	$(3,403)	$128,244	$(3,403)
10

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2013:
U. S. Treasury securities	$2,002	$(54)	$—	$—	$2,002	(54)
Obligations of U.S. Government agencies	40,108	(860)	—	—	40,108	(860)
Mortgage-backed securities	51,419	(2,015)	5,664	(358)	57,083	(2,373)
Obligations of states and political subdivisions	33,265	(1,248)	1,083	(69)	34,348	(1,317)
Corporate debt	10,857	(180)	498	(2)	11,355	(182)
Total	$137,651	$(4,357)	$7,245	$(429)	$144,896	$(4,786)

At March 31, 2014, there were five securities in an unrealized loss position for greater than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2014.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2014 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2014:

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$14,599	$14,710
Due after one through five years	98,395	98,806
Due after five years through ten years	113,046	112,359
Due after ten years	32,530	32,309
	$258,570	$258,184

For the three months ended March 31, 2014 and March 31, 2013, respectively, gross realized gains amounted to $11,000 and $42,000, on gross securities sold or called of $1,023,000 and $3,722,000, respectively. For the three months ended March 31, 2014 and 2013, respectively, there were no gross realized losses.

At March 31, 2014, securities with an amortized cost of $68,785,000 and fair value of $68,991,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E – LOANS

Loans are summarized as follows at March 31, 2014 and December 31, 2013:

				Total
	FNB			Balance
	Bancorp			March 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2014
Commercial real estate	$291,869	$35,668	$1,325	$328,862
Real estate construction	34,895	2,549	—	37,444
Real estate multi-family	39,571	11,733	—	51,304
Real estate 1 to 4 family	102,221	7,144	—	109,365
Commercial & industrial	38,964	9,835	—	48,799
Consumer loans	1,532	—	—	1,532
Gross loans	509,052	66,929	1,325	577,306
Net deferred loan fees	(2,388)	—	—	(2,388)
Allowance for loan losses	(9,897)	—	—	(9,897)
Net loans	$496,767	$66,929	$1,325	$565,021

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2013
Commercial real estate	$285,938	$37,936	$1,325	$325,199
Real estate construction	31,290	3,028	—	34,318
Real estate multi-family	34,357	11,786	—	46,143
Real estate 1 to 4 family	98,196	8,707	—	106,903
Commercial & industrial	38,287	10,217	—	48,504
Consumer loans	1,650	—	—	1,650
Gross loans	489,718	71,674	1,325	562,717
Net deferred loan fees	(495)	—	—	(495)
Allowance for loan losses	(9,869)	(10)	—	(9,879)
Net loans	$479,354	$71,664	$1,325	$552,343

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

Allowance for Credit Losses

For the Three Months Ended March 31, 2014

				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
(Dollar amounts in thousands)	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses
Beginning balance	$1,237	$5,763	$734	$293	$1,788	$64	$9,879
Charge-offs	(11)	—	—	—	(62)	—	(73)
Recoveries	14	1	—	—	1	—	16
Provision	28	(140)	1	76	108	2	75
Ending balance	$1,268	$5,624	$735	$369	$1,835	$66	$9,897

Ending balance: individually evaluated for impairment	$156	$150	$—	$—	$428	$9	$743
Ending balance: collectively evaluated for impairment	$1,112	$5,474	$735	$369	$1,407	$57	$9,154

Recorded Investment in Loans at March 31, 2014

				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
(Dollar amounts in thousands)	& industrial	Real Estate	Construction	family	4 family	Consumer	Total
Loans:
Ending balance	$48,799	$328,862	$37,444	$51,304	$109,365	$1,532	$577,306
Ending balance: individually evaluated for impairment	$4,893	$14,426	$1,319	$—	$3,856	$30	$24,524
Ending balance: collectively evaluated for impairment	$43,906	$314,436	$36,125	$51,304	$105,509	$1,532	$552,812
13

Allowance for Credit Losses

As of and For the Year Ended December 31, 2013

				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
(Dollar amounts in thousands)	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses
Beginning balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124
Charge-offs	(57)	(262)	(81)	—	(385)	(7)	(792)
Recoveries	73	35	50	—	3	1	162
Provision	(654)	1,178	(92)	293	654	6	1,385
Ending balance	$1,237	$5,763	$734	$293	$1,788	$64	$9,879

Ending balance: individually evaluated for impairment	$176	$165	$—	$—	$254	$—	$595
Ending balance: collectively evaluated for impairment	$1,061	$5,598	$734	$293	$1,534	$64	$9,284

Recorded Investment in Loans at December 31, 2013

				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
(Dollar amounts in thousands)	& industrial	Real Estate	Construction	family	4 family	Consumer	Total
Loans:
Ending balance	$48,504	$323,874	$34,318	$46,143	$106,903	$1,650	$561,392
Ending balance: individually evaluated for impairment	$2,497	$17,974	$189	$375	$4,077	$—	$25,112
Ending balance: collectively evaluated for impairment	$46,007	$305,900	$34,129	$46,143	$102,826	$1,650	$536,655
14

Allowance for Credit Losses

For the Three Months Ended March 31, 2013

				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
(Dollar amounts in thousands)	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses
Beginning balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124
Charge-offs	—	(239)	(81)	—	(119)	(1)	(440)
Recoveries	70	2	—	—	1	—	73
Provision	(368)	355	(123)	281	464	(9)	600
Ending balance	$1,577	$4,930	$653	$281	$1,862	$54	$9,357

Ending balance: individually evaluated for impairment	$261	$152	$19	$—	$323	$—	$755
Ending balance: collectively evaluated for impairment	$1,316	$4,778	$634	$281	$1,539	$54	$8,602
15

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the periods to the quarter ended March 31, 2014 and the year ended December 31, 2013.

	As of and for the quarter ended
	March 31, 2014

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial & industrial	$3,510	$4,554	$—	$3,552	$22
Commercial real estate construction	1,319	1,319	—	1,319	25
Commercial real estate	8,881	9,143	—	8,900	115
Residential - 1 to 4 family	695	695	—	665	8
Consumer	10	10	—	5	—
Total	14,415	15,721	—	14,441	170

With an allowance recorded
Commercial & industrial	$1,383	$1,801	$156	$1,452	$1
Commercial real estate construction	—	—	—	—	—
Commercial real estate	5,545	5,546	150	5,594	68
Residential - 1 to 4 family	3,161	3,300	428	3,266	31
Consumer	20	20	9	10	1
Total	10,109	10,667	743	10,322	101

Total
Commercial & industrial	$4,893	$6,355	$156	$5,004	$23
Commercial real estate construction	1,319	1,319	—	1,319	25
Commercial real estate	14,426	14,689	150	14,494	183
Residential - 1 to 4 family	3,856	3,995	428	3,931	39
Consumer	30	30	9	15	1
Grand total	$24,524	$26,388	$743	$24,763	$271
16

	As of and for the year ended December 31, 2013

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial and industrial	$1,059	$1,232	$—	$1,204	$66
Commercial real estate construction	—	—	—	—	—
Commercial real estate	12,397	13,535	—	11,445	565
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	1,163	1,284	—	1,009	37
Total	14,994	16,426	—	14,042	693

With an allowance recorded
Commercial and industrial	$1,438	$1,871	$166	$1,710	$15
Commercial real estate construction	189	196	10	198	18
Commercial real estate	5,577	5,588	165	4,972	254
Residential - 1 to 4 family	2,914	2,923	254	2,989	115
Total	10,118	10,578	595	9,869	402

Total
Commercial and industrial	$2,497	$3,103	$166	$2,914	$81
Commercial real estate construction	189	196	10	198	18
Commercial real estate	17,974	19,123	165	16,417	819
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	4,077	4,207	254	3,998	152
Grand total	$25,112	$27,004	$595	$23,911	$1,095
17

	As of and for the quarter ended
	March 31, 2013

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial & industrial	$2,160	$2,310	$—	$2,182	$28
Real estate-multi family	3,405	3,532	—	3,534	50
Commercial real estate	10,858	11,719	—	10,652	118
Residential - 1 to 4 family	1,344	1,446	—	1,347	18
Total	17,767	19,007	—	17,715	214

With an allowance recorded
Commercial & industrial	$1,764	$2,231	$261	$1,787	$3
Commercial real estate construction	199	200	19	200	—
Commercial real estate	5,174	5,413	152	5,304	57
Residential - 1 to 4 family	2,674	2,677	323	2,674	21
Total	9,811	10,521	755	9,965	81

Total
Commercial & industrial	$3,924	$4,541	$261	$3,969	$31
Real estate-multi family	3,405	3,532	—	3,534	50
Commercial real estate construction	199	200	19	200	—
Commercial real estate	16,032	17,132	152	15,956	175
Residential - 1 to 4 family	4,018	4,123	323	4,021	39
Grand total	$27,578	$29,528	$755	$27,680	$295

Nonaccrual loans totaled $6,969,000 and $7,351,000 as of March 31, 2014 and December 31, 2013. The difference between impaired loans and nonaccrual loans classifications are loans that have restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

	Loans on Nonaccrual Status as of
	March 31,	December 31,
(Dollar amounts in thousands)	2014	2013
Commercial & industrial	$1,992	$2,046
Real estate - construction	—	189
Commercial real estate	4,274	4,290
Real estate - 1 to 4 family	674	826
Consumer	29	—
Total	$6,969	$7,351

Interest income on impaired loans of $271,000 and $1,095,000 was recognized for cash payments received during the quarter ended March 31, 2014 and the year ended December 31, 2013, respectively. The amount of interest on impaired loans not collected for the quarter ended March 31, 2014 was $85,000, and the quarter ended March 31, 2013 was $33,000. The cumulative amount of unpaid interest on impaired loans was $3,580,000 and $2,972,000 as of March 31, 2014 and March 31, 2013, respectively. Total outstanding principal of all troubled debt restructured loans as of March 31, 2014 was $9,355,000, of which $2,285,000 was commercial and industrial loans, $3,210,000 was real estate 1 to 4 family residential loans, and $8,424,000 commercial real estate loans. Total outstanding principal of troubled debt restructured loans at December 31, 2013 was $13,706,000, of which $2,412,000 was commercial and industrial loans, $189,000 was real estate construction loans, $2,650,000 was real estate 1 to 4 family loans, and $8,455,000 was commercial real estate loans.

Troubled Debt Restructurings

The Company has reassessed all restructurings that have occurred within the loan portfolio as troubled debt restructurings. The Company identified as troubled debt restructurings certain loans for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed loans as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35.

	Total troubled debt restructured loans outstanding at
	March 31, 2014			December 31, 2013
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
(dollars in thousands)	status	status	modifications	status	status	modifications
Commercial & industrial	$374	$1,911	$2,285	$461	$1,951	$2,412
Real Estate construction	—	—	—	—	189	189
Real estate 1 to 4 family	2,688	522	3,210	2,121	529	2,650
Commercial real estate	6,293	2,131	8,424	6,315	2,140	8,455
Total	$9,355	$4,564	$13,919	$8,897	$4,809	$13,706

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

As of March 31, 2014, there were no commitments for additional funding of troubled debt restructured loans.

Modifications
For the Quarter Ended March 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment
Real estate 1 to 4 family	1	$574	$574
Total	1	$574	$574

As of March 31, 2014, there were no loans modified within the previous 12 months and for which there was a payment default during the period. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Modifications
	For the Quarter Ended March 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment
Real Estate Construction	1	$199	$199
Real estate 1 to 4 family	1	299	299
Commercial real estate	3	4,935	4,935
Total	5	$5,433	$5,433

As of March 31, 2013, there were no loans modified within the previous 12 months and for which there was a payment default during the period. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

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

Substandard loans are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans are normally classified as Substandard when there are unsatisfactory characteristics causing more than acceptable levels of risk. A substandard loan normally has one or more well-defined weaknesses that could jeopardize the repayment of the debt. For example, a) cash flow deficiency, which may jeopardize future payments; b) sale of non-collateral assets has become primary source of repayment; c) the borrower is bankrupt; or d) for any other reason, future repayment is dependent on court action.

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

	Age Analysis of Past Due Loans
	As of March 31, 2014

	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
(Dollar amounts in thousands)	Due	Due	Days	Due	Current	Loans
Originated
Commercial real estate	$901	$—	$1,504	$2,405	$289,464	$291,869
Real estate construction	—	—	—	—	34,895	34,895
Real estate multi family	—	—	—	—	39,571	39,571
Real estate 1 to 4 family	—	72	154	226	101,995	102,221
Commercial & industrial	287	—	1,969	2,256	36,708	38,964
Consumer	101	—	19	120	1,412	1,532
Total	$1,289	$72	$3,646	$5,007	$504,045	$509,052

Purchased
Not credit impaired
Commercial real estate	$—	$—	$372	$372	$35,296	$35,668
Real estate construction	—	—	—	—	2,549	2,549
Real estate multi-family	—	—	—	—	11,733	11,733
Real estate 1 to 4 family	—	—	—	—	7,144	7,144
Commercial & industrial	—	—	—	—	9,835	9,835
Total	$—	$—	$372	$372	$66,557	$66,929

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,325	$1,325	$—	$1,325
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$1,325	$1,325	$—	$1,325

At March 31, 2014 there were no loans that were 90 days or more past due where interest was still accruing.

	Age Analysis of Past Due Loans
	As of December 31, 2013

	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
(Dollar amounts in thousands)	Due	Due	Days	Due	Current	Loans
Originated
Commercial real estate	$1,403	$—	$2,349	$3,752	$282,186	$285,938
Real estate construction	—	—	—	—	31,290	31,290
Real estate multi family	—	—	—	—	34,357	34,357
Real estate 1 to 4 family	161	75	826	1,062	97,134	98,196
Commercial & industrial	563	210	2,046	2,819	35,468	38,287
Consumer	116	19	—	135	1,515	1,650
Total	$2,243	$304	$5,221	$7,768	$481,950	$489,718

Purchased
Not credit impaired
Commercial real estate	$—	$—	$616	$616	$37,320	$37,936
Real estate construction	—	—	189	189	2,839	3,028
Real estate multi-family	—	—	—	—	11,786	11,786
Real estate 1 to 4 family	—	—	—	—	8,707	8,707
Commercial & industrial	—	—	—	—	10,217	10,217
Total	$—	$—	$805	$805	$70,869	$71,674

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,325	$1,325	$—	$1,325
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$1,325	$1,325	$—	$1,325

At December 31, 2013, there were no loans that were 90 days or more past due where interest was still accruing.

	Credit Quality Indicators
	As of March 31, 2014

		Special	Sub-		Total
(Dollar amounts in thousands)	Pass	mention	standard	Doubtful	loans
Originated
Commercial real estate	$288,632	$—	$3,237	$—	$291,869
Real estate construction	33,851	—	1,044	—	34,895
Real estate multi-family	39,571	—	—	—	39,571
Real estate 1 to 4 family	101,547	—	522	152	102,221
Commercial & industrial	37,596	—	1,349	19	38,964
Consumer loans	1,532	—	—	—	1,532
Totals	$502,729	$—	$6,152	$171	$509,052

Purchased
Not credit impaired
Commercial real estate	$26,090	$1,180	$8,398	$—	$35,668
Real estate construction	1,230	—	1,319	—	2,549
Real estate multi-family	11,733	—	—	—	11,733
Real estate 1 to 4 family	6,737	—	407	—	7,144
Commercial & industrial	9,835	—	—	—	9,835
Total	$55,625	$1,180	$10,124	$—	$66,929

Purchased
Credit impaired
Commercial real estate					$1,325
Total					$1,325
25

	Credit Quality Indicators As of December 31, 2013

		Special	Sub-		Total
(Dollar amounts in thousands)	Pass	mention	standard	Doubtful	loans
Originated
Commercial real estate	$280,356	$2,330	$3,252	$—	$285,938
Real estate construction	29,673	573	1,044	—	31,290
Real estate multi-family	34,357	—	—	—	34,357
Real estate 1 to 4 family	97,514	—	429	253	98,196
Commercial & industrial	36,837	—	1,439	11	38,287
Consumer loans	1,631	—	19	—	1,650
Totals	$480,368	$2,903	$6,183	$264	$489,718

Purchased
Not credit impaired
Commercial real estate	$28,342	$4,951	$4,643	$—	$37,936
Real estate construction	1,520	—	1,508	—	3,028
Real estate multi-family	11,786	—	—	—	11,786
Real estate 1 to 4 family	8,299	—	408	—	8,707
Commercial & industrial	10,217	—	—	—	10,217
Total	$60,164	$4,951	$6,559	$—	$71,674

Purchased
Credit impaired
Commercial real estate					$1,325
Total					$1,325

NOTE F – BORROWINGS

Federal home Loan Bank advances

There is an outstanding advance dated March 14, 2014 in the amount of $10,000,000 at 0.16% which matures on April 14, 2014.

There is an outstanding advance dated March 24, 2014 in the amount of $15,000,000 at 0.17% which matures on April 24, 2014.

Corporate loan

On March 27, 2014, FNB Bancorp received funding under a $6,000,000 term loan credit facility. This loan carries a variable rate of interest that fluctuates on a monthly basis. The interest rate is based on the 3 month LIBOR rate plus 4%. Payments of $50,000 in principal plus accrued interest are payable monthly. The first loan payment is due May 1, 2014. The maturity date on this credit facility is March 26, 2019. On the maturity date, all outstanding principal plus accrued interest shall become due and payable. FNB Bancorp has pledged it stock ownership in First National Bank of Northern California as collateral subject to the terms and conditions contained in the Loan Agreement and the Pledge and Security Agreement. FNB Bancorp retains the right to prepay this debt at any time upon not less than 7 days’ prior written notice to Lender. The proceeds from this loan were contributed to the Bank as an additional capital contribution. This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines.

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollar amounts in thousands)	3/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
U. S. Treasury securities	$2,004	$2,004	$—	$—
Obligations of U.S. Government agencies	71,294	—	71,294	—
Mortgage-backed securities	74,241	—	74,241	—
Obligations of states and political subdivisions	84,577	—	84,577	—
Corporate debt	26,068	—	26,068	—
Total assets measured at fair value	$258,184	$2,004	$256,180	$—
27

		Fair Value Measurements
		at December 31, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollar amounts in thousands)	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
U. S. Treasury securities	$3,027	$3,027	$—	$—
Obligations of U.S. Government agencies	73,319	—	73,319	—
Mortgage-backed securities	77,860	—	77,860	—
Obligations of states and political subdivisions	82,676	—	82,676	—
Corporate debt	27,106	—	27,106	—
Total assets measured at fair value	$263,988	$3,027	$260,961	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
		at March 31, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollar amounts in thousands)	3/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans	$1,142	$—	$—	$1,142
Total impaired assets measured at fair value	$1,142	$—	$—	$1,142

		Fair Value Measurements
		at December 31, 2013, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollar amounts in thousands)	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Impaired loans	$4,810	$—	$—	$4,810
Other real estate owned	1,771	—	—	1,771
Total impaired assets measured at fair value	$6,581	$—	$—	$6,581

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

The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Generally, the third party appraisals apply the “market approach,” which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3.

Fair Values of Financial Instruments.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments.

Cash and Cash Equivalents, including interest-bearing time deposits with financial institutions.

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

Other equity securities.

These are mostly Federal Reserve Bank stock and Federal Home Loan Bank stock, carried in Other Assets. They are not traded, and not available for sale, and have no fair market value.

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

Notes payable.

Fair value is equal to the current balance. They represent a corporate loan with a monthly variable rate, based on the 3-month LIBOR rate plus 4%.

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

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2014:

	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,244	$19,244	$19,244
Interest-bearing time deposits with financial institutions	4,805	4,887		$4,887
Securities available for sale	258,184	258,184	2,004	256,180
Loans	577,306	578,368			$578,368
Other equity securities	5,307	5,307			5,307
Accrued interest receivable	3,758	3,758		3,758

Financial liabilities:

Deposits	773,945	774,305		774,305
Federal Home Loan Bank advances	25,000	25,000		25,000
Notes payable	6,000	6,000		6,000
Accrued interest payable	239	239		239

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,285			1,285

The carrying amount of loans include $6,969,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2014. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2013:

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

The carrying amount of loans include $7,351,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2013. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE H – PREFERRED STOCK

On September 15, 2011, Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”), as Preferred Stock – Series C – Non-Cumulative. The initial dividend rate is 5%. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent. If lending does not increase in the first two years, the dividend rate will increase to seven percent. Effective January 1, 2014, the effective dividend rate increased from 5% to 9%.

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed.

On January 24, 2014, FNB Bancorp (the “Company”) redeemed all the remaining outstanding preferred shares that had been issued to the United States Treasury Department through the Small Business Lending Fund (“SBLF”) in a cash redemption transaction. Subsequent to this redemption, the United States Treasury Department no longer has any equity interest in the Company of any kind.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its loans and allowance for loan losses. The Company bases its estimates on current market conditions, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. The Company believes the following critical accounting policy requires significant judgments and estimates used in the preparation of the consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reports beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statement.

Earnings Analysis

Net interest income for the quarter ended March 31, 2014 was $8,514,000, compared to $8,715,000 for the quarter ended March 31, 2013, a decrease of $201,000, or 2%. Yields on interest earning assets continued to decline year over year, while volume increases in interest earning assets helped to partially offset the reduction in interest income. Net interest income is the primary determinant in our ability to generate sustainable earnings.

Basic and diluted earnings per share were $0.42 and $0.40, respectively, for the first quarter of 2014 compared to basic and diluted earnings per share of $0.20 and $0.19 for the first quarter of 2013.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013.

TABLE 1		NET INTEREST INCOME AND AVERAGE BALANCES
		FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,
	2014			2013
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$563,440	$7,627	5.49%	$551,941	$8,158	5.99%
Taxable securities (3)	188,294	843	1.82%	166,101	684	1.67%
Nontaxable securities (3)	72,469	651	3.64%	74,160	674	3.69%
Federal funds sold	27	—	n/a	14	—	n/a
Interest on deposits	5,309	25	1.91%	12,150	49	1.64%
Total interest earning assets	829,539	9,146	4.47%	804,366	9,565	4.82%

NONINTEREST EARNING ASSETS:
Cash and due from banks	15,621			42,254
Premises and equipment	12,521			12,709
Other assets	31,872			34,653
Total noninterest earning assets	60,014			89,616
TOTAL ASSETS	$889,553			$893,982

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$76,278	16	0.09%	$75,867	25	0.13%
Money market	312,261	284	0.37%	293,050	364	0.50%
Savings	65,100	17	0.11%	66,561	33	0.20%
Time deposits	120,096	144	0.49%	167,164	260	0.63%
FHLB advances	22,300	8	—	708	—	—
Total interest bearing liabilities	596,035	469	0.32%	603,350	682	0.45%

NONINTEREST BEARING LIABILITIES:
Demand deposits	195,326			184,867
Other liabilities	9,197			10,387
Total noninterest bearing liabilities	204,523			195,254

TOTAL LIABILITIES	800,558			798,604
Stockholders’ equity	88,995			95,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$889,553			$893,982

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,677	4.24%		$8,883	4.48%

1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2)	Amounts of interest earned included loan fees of $296,000 and $254,000 for the quarters ended March 31, 2014 and 2013, respectively.

3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $163,000 and $168,000 for the quarters ended March 31, 2014 and 2013, respectively, and were derived from nontaxable municipal interest income.

4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The Net Interest Income and Average Balances table above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2014 and 2013. The principal interest earning assets are loans, from a volume, as well as, from an earnings rate perspective. Yields on loans have declined throughout 2013 and the first quarter of 2014, as well as rates on all deposit types. For the quarter ended March 31, 2014, average gross loans outstanding represented 68% of average earning assets. For the quarter ended March 31, 2013, they represented 69% of average earning assets.

For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, the cost on total interest bearing liabilities decreased from 0.45% to 0.32%, a decrease of 13 basis points. The principal source of deposit liabilities comes from interest bearing demand and money market deposits. Average money market deposits increased from $293,050,000 in the first quarter of 2013 to $312,261,000 during this same period during 2014, an increase of $19,211,000, or 7%. Our average money market deposit cost decreased from 0.50% to 0.37%, and the expense on these deposits decreased $70,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

TABLE 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Three months ended March 31,
	2014 compared to 2013

	Increase (decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
(Dollar amounts in thousands)	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(531)	$(687)	$156
Taxable securities	159	60	99
Nontaxable securities (1)	(23)	(8)	(15)
Int time deposits-other financial institutions	(24)	8	(32)
Total	(419)	(627)	208
INTEREST BEARING LIABILITIES
Demand deposits	9	9	0
Money market	80	97	(17)
Savings	16	16	0
Time deposits	116	43	73
FHLB advances	(8)	0	(8)
Total	213	165	48
NET INTEREST INCOME	$(206)	$(462)	$256

(1)	Includes tax equivalent adjustments of $163,000 and $168,000 in the three months ended March 31, 2014, and March 31, 2013, respectively.

(2)	Increases (decreases) shown are in relation to their effect on net interest income.
37

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

	Three months
	ended March 31,		Variance
(Dollar amounts in thousands)	2014	2013	Amount	Percent
Service charges	$637	$659	$(22)	-3.3%
Gain on available-for-sale securities	11	42	(31)	-73.8%
Bank owned life insurance policy earnings	96	95	1	1.1%
Other income	296	180	116	64.4%
Total noninterest income	$1,040	976	$64	6.6%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. During the first quarter of 2014, the Bank sold approximately $1,012,000 in investment securities for a pre-tax gain of $11,000. During the first quarter of 2013, the Bank sold $3,928,000 in investment securities for a pre-tax gain of $42,000. The sale proceeds were reinvested in a variety of investment securities during the quarter.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

	Three months
	ended March 31,		Variance
(Dollar amounts in thousands)	2014	2013	Amount	Percent
Salaries and employee benefits	$4,218	$4,416	$(198)	-4.5%
Occupancy expense	680	962	(282)	-29.3%
Equipment expense	391	398	(7)	-1.8%
Professional fees	531	363	168	46.3%
FDIC assessment	180	180	—	n/a
Telephone, postage & supplies	286	437	(151)	-34.6%
Operating losses	14	14	—	n/a
Advertising expense	85	172	(87)	-50.6%
Bankcard expenses	—	1	(1)	-100.0%
Data processing expense	145	156	(11)	-7.1%
Low income housing expense	110	110	—	n/a
Surety insurance	67	54	13	24.1%
Directors expense	63	63	—	n/a
Gain on sale of other real estate owned, net	(280)	—	(280)	n/a
Other real estate owned expense, net	77	50	27	54.0%
Other expense	275	363	(88)	-24.2%
Total noninterest expense	$6,842	$7,739	$(897)	-11.6%

Subsequent to March 31, 2013, all the branches of Oceanic Bank plus the Post Street branch were consolidated into our Battery Street location. During the first quarter of 2013, the Bank recorded a one-time expense accrual related to the pending closure of our island of Guam office. In connection with this office closure, the Bank accrued $76,000 in anticipated severance payments and $276,000 in estimated future lease payments.

Provision for Loan Losses

There was a provision for loan losses of $75,000 for the three-month period ended March 31, 2014 compared to a provision for loan losses of $600,000 for the same period in 2013. The allowance for loan losses was $9,897,000 or 1.71% of total gross loans at March 31, 2014, compared to $9,879,000 or 1.76% of total gross loans at December 31, 2013. During the first quarter of 2014 $73,000 in loans were charged off, compared to $440,000 in the same period in 2013. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended March 31, 2014 was a 30.5% tax expense compared to a 31.2% tax expense for the quarter ended March 31, 2013. Tax preference items which usually affect our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on qualifying loans in California Enterprise Zones. The California Enterprise Zone deduction ended on December 31, 2013.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2014, are adequate to meet its operating needs in 2014 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $901,548,000 at March 31, 2014 from $891,930,000 at December 31, 2013, an increase of $9,618,000. The principal source of this increase was a $14,518,000 increase in net loans, offset by a $5,804,000 decrease in securities available for sale and a net increase of $904,000 in remaining types of assets.

Loans. Gross loans (before net loan fees) at March 31, 2014 were $577,306,000, an increase of $14,589,000 or 2.59% from December 31, 2013. Gross commercial real estate loans increased $3,663,000, real estate construction loans increased $3,126,000, real estate multi- family loans increased $5,161,000, and real estate loans secured by 1 to 4 family residences increased $2,462,000, commercial and industrial loans increased $295,000, and consumer loans decreased by $118,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31	Percent	December 31	Percent
(Dollar amounts in thousands)	2014		2013
Commercial real estate	$328,862	57%	$325,199	58%
Real estate construction	37,444	6%	34,318	6%
Real estate multi family	51,304	9%	46,143	8%
Real estate 1 to 4 family	109,365	19%	106,903	19%
Commercial & industrial	48,799	8%	48,504	9%
Consumer loans	1,532	0%	1,650	0%
Gross loans	577,306	100%	562,717	100%
Net deferred loan fees	(548)	0%	(495)	0%
Total	$576,758	100%	$562,222	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2014, and March 31, 2013, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2014	March 31, 2013
Balance, beginning of period	$9,879	$9,124
Provision for loan losses	75	600
Recoveries	16	73
Amounts charged off	(73)	(440)
Balance, end of period	$9,897	$9,357

During the first quarter of 2014, there was a provision of $75,000, compared to $600,000 in the first quarter of 2013. The decrease in the provision was considered appropriate given the declining risk levels within the Bank’s loan portfolio. Loan charge-off levels have declined year over year, and remain above historic norms.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2014. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2014, there was $9,447,000 in nonperforming assets, compared to $12,669,000 at December 31, 2013. Nonaccrual loans were $6,969,000 at March 31, 2014, compared to $7,351,000 at December 31, 2013. There were no loans past due 90 days and still accruing at either date.

There was $2,478,000 in other real estate owned at March 31, 2014, and $5,318,000 at December 31, 2013. During the first quarter of 2014, the Bank was able to dispose of two properties for a net gain of $280,000. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2014, were $773,945,000 compared to $773,615,000 on December 31, 2013. Of these totals, noninterest-bearing demand deposits were $198,321,000 or 25.6% of the total on March 31, 2014, and $198,523,000 or 25.7% on December 31, 2013. Time deposits were $112,352,000 on March 31, 2014, and $124,152,000 on December 31, 2013.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2014:

TABLE 7

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$10,197	$16,845	$27,042
Over three through six months	7,046	24,767	31,813
Over six through twelve months	9,657	20,521	30,178
Over twelve months	9,908	13,411	23,319
Total	$36,808	$75,544	$112,352
41

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2014 and December 31, 2013 for the Bank:

TABLE 8				Minimum “Well
	March 31,	December 31,		Capitalized”
Regulatory Capital Ratios	2014	2013		Requirements
Total Regulatory Capital Ratio	14.02%	14.12%	≥	10.00%
Tier 1 Capital Ratio	12.76%	12.86%	≥	6.00%
Leverage Ratios	9.96%	9.67%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2014, liquid assets were $282,233,000, or 31.3% of total assets. As of December 31, 2013, liquid assets were $283,538,000, or 31.8% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2014, and December 31, 2013, respectively, net loans were at 73% and 71% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2014 and December 31, 2013, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $128,492,000 and $132,041,000 at March 31, 2014 and December 31, 2013, respectively. As a percentage of net loans, these off-balance sheet items represent 22.67% and 23.91% respectively. The Company does not expect all commitments are expected to be funded.

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

Item 4. Controls and Procedures.

(a)          Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2014. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)          Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2013 Form 10K.

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

c)           ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2007 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) of the Company’s then outstanding 2,863,635 shares of common stock, or 143,182 shares. There were no repurchases during the quarter ended March 31, 2014. There were 10,457 shares remaining that may be repurchased under this Plan as of March 31, 2014.

Item 6.	Exhibits

Exhibits

31:	Rule 13a-14(a)/15d-14(a) Certifications

32:	Section 1350 Certifications
44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 13, 2014.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)
45