Form 10-Q/A
period 2014-03-31
FNB BANCORP/CA/
filed 2014-07-07
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment (the "Amendment") to FNB Bancorp’s Quarterly Report on Form 10-Q (the "Form 10-Q") for the Period Ended March 31, 2014, as filed with the Securities and Exchange Commission on May 13, 2014, is to revise Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment contains only the cover page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, the Sarbanes-Oxley Exhibits and Exhibit 101. No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

July 7, 2014.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)