Form 10-Q
period 2014-06-30
FNB BANCORP/CA/
filed 2014-08-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of August 4, 2014: 4,048,000 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

 PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	December 31,
(Dollar amounts in thousands)	2014	2013

Cash and due from banks	$21,682	$14,007
Interest-bearing time deposits with financial institutions	4,461	5,543
Securities available-for-sale, at fair value	267,795	263,988
Loans, net of allowance for loan losses of $10,859 and $9,879 on June 30, 2014 and December 31, 2013	560,432	552,343
Bank premises, equipment, and leasehold improvements, net	12,429	12,512
Bank owned life insurance	12,337	12,151
Other equity securities	5,576	5,300
Accrued interest receivable	3,674	3,808
Other real estate owned, net	754	5,318
Goodwill	1,841	1,841
Prepaid expenses	504	701
Other assets	13,945	14,418
Total assets	$905,430	$891,930

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$203,854	$198,523
Demand, interest bearing	82,163	80,746
Savings and money market	397,457	370,194
Time	106,748	124,152
Total deposits	790,222	773,615

Federal Home Loan Bank advances	7,000	15,000
Note payable	5,850	—
Accrued expenses and other liabilities	11,215	9,066
Total liabilities	814,287	797,681

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 shares at December 31, 2013 (liquidation preference of $1,000 per share)	—	9,450
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,045,970 shares at June 30, 2014 and 3,978,505 shares at December 31, 2013	60,717	59,317
Retained earnings	29,183	26,738
Accumulated other comprehensive earnings (loss), net of tax	1,243	(1,256)
Total stockholders’ equity	91,143	94,249
Total liabilities and stockholders’ equity	$905,430	$891,930

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$7,897	$8,020	$15,524	$16,178
Interest on taxable securities	851	794	1,694	1,478
Interest on tax-exempt securities	492	503	980	1,009
Interest on time dep w/other financial institutions	27	49	46	90
Total interest income	9,267	9,366	18,244	18,755
Interest expense:
On deposits	484	639	945	1,321
Interest on FHLB advances	3	—	11	—
Interest on note payable	68	—	68	—
Total interest expense	555	639	1,024	1,321
Net interest income	8,712	8,727	17,220	17,434
Provision for loan losses	—	510	75	1,110
Net interest income after provision for loan losses	8,712	8,217	17,145	16,324
Noninterest income:
Service charges	647	676	1,284	1,335
Credit card fees	—	3	—	10
Net gain on sale of available-for-sale securities	28	73	39	115
Bank owned life insurance earnings	90	94	186	189
Other income	215	238	517	419
Total noninterest income	980	1,084	2,026	2,068
Noninterest expense:
Salaries and employee benefits	4,177	4,312	8,395	8,728
Occupancy expense	694	846	1,374	1,808
Equipment expense	406	386	797	784
Professional fees	501	444	1,032	807
FDIC assessment	180	180	360	360
Telephone, postage and supplies	313	277	599	714
Advertising	136	121	221	293
Data processing expense	134	170	279	326
Low income housing expense	110	109	220	219
Surety insurance	67	67	134	121
Directors expense	63	63	126	126
Loss (gain) on other real estate owned, net	60	—	(220)	—
Other real estate owned expense, net	11	28	88	78
Other expense	358	382	647	760
Total noninterest expense	7,210	7,385	14,052	15,124
Earnings before provision for income tax expense	2,482	1,916	5,119	3,268
Provision for income tax expense	853	537	1,656	959
Net earnings	1,629	1,379	3,463	2,309
Dividends and discount accretion on preferred stock	—	172	170	330
Net earnings available to common stockholders	$1,629	$1,207	$3,293	$1,979

Earnings per share data:
Basic	$0.40	$0.31	$0.82	$0.51
Diluted	$0.39	$0.30	$0.80	$0.49
Weighted average shares outstanding:
Basic	4,029	3,915	4,007	3,908
Diluted	4,159	4,003	4,142	4,000

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$1,629	$1,379	$3,463	$2,309
Unrealized holding gain (loss) on available-for-sale securities, net of tax expense of ($1,034) and ($1,754) for three and six months ended June 30, 2014, and net of tax benefit of $2,783 and $3,074 for three and six months ended June 30, 2013.	1,487	(4,005)	2,522	(4,423)
Reclassification adjustment for gain on available-for-sale securities sold, net of tax of $11 and $16 for three and six months ended June 30, 2014, and $30 and $47 for three and six months ended June 30, 2013, respectively	(17)	(43)	(23)	(68)
Other Comprehensive Income / (loss)	1,470	(4,048)	2,499	(4,491)

Total comprehensive earnings (loss)	$3,099	$(2,669)	$5,962	$(2,182)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30
	2014	2013
Cash flow from operating activities:
Net earnings	$3,463	$2,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(39)	(115)
Gain on sale of other real estate owned, net	(220)	—
Depreciation, amortization and accretion	1,730	1,843
Stock-based compensation expense	139	121
Earnings on bank owned life insurance	(186)	(189)
Change in net deferred loan fees	(18)	130
Provision for loan losses	75	1,110
Decrease (increase) in accrued interest receivable	134	(126)
Decrease in prepaid expense	197	654
Decrease in other assets	661	898
(Increase) decrease in accrued expenses and other liabilities	(33)	431
Net cash provided by operating activities	5,903	7,066

Cash flows from investing activities
Purchase of securities available-for-sale	(18,791)	(77,996)
Proceeds from matured/called/sold securities available-for-sale	18,138	22,803
Investment, net of redemption, in other equity securities	(276)	164
Redemption of time deposits of other banks	1,082	4,743
Proceeds from sale of other real estate owned	1,461	—
Net investment in other real estate owned	(77)	(25)
Net (Increase) decrease in loans	(4,746)	9,085
Purchases of bank premises, equipment, leasehold improvements	(526)	(618)
Net cash used in investing activities	(3,735)	(41,844)
6

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30
	2014	2013
Cash flows from financing activities
Net increase in demand and savings deposits	34,011	57,100
Net decrease in time deposits	(17,404)	(22,652)
Decrease in FHLB advances	(8,000)	(719)
Proceeds from notes payable	6,000	—
Payment on notes payable	(150)	—
Dividends paid on common stock	(403)	(301)
Exercise of stock options	1,073	667
Redemption of preferred stock series C	(9,450)	(3,150)
Dividends paid on preferred stock series C	(170)	(330)
Net cash provided by financing activities	5,507	30,615
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,675	(4,163)
Cash and cash equivalents at beginning of period	14,007	27,861
Cash and cash equivalents at end of period	$21,682	$23,698

Additional cash flow information:
Interest paid	1,009	1,372
Income taxes paid	1,537	—

Non-cash investing and financing activities:
Accrued dividends	445	376
Change in unrealized gain in available-for-sale securities, net of tax	2,499	(4,491)
OREO sale funded by loan origination	3,400	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The amount of compensation expense for options recorded in the quarters ended June 30, 2014 and 2013 was $69,000 and $76,000, respectively. The amount of compensation expense recorded for the six months ended June 30, 2014 and 2013 was $139,000 and $122,000, respectively. There was an income tax benefit recognized from stock options exercised during the quarter and year to date ended June 30, 2014 of $245,000 and $121,000 for the quarter and year to date ended June 30, 2013.

The intrinsic value for options exercised during the six months ended June 30, 2014 was $259,000. The intrinsic value for options exercisable as of June 30, 2014 was $2,239,000. The intrinsic value for options exercised during the six months ended June 30, 2013 was $108,000. The intrinsic value of options exercisable at June 30, 2013 was $1,081,000. There were no options granted for the first six months ended June 30, 2014 and 60,785 options granted for the six month period ended June 30, 2013.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2014 was $764,000, and the weighted average period over which it will be amortized is 3.6 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings (loss) available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in the fourth quarter of 2013, and prior per share amounts have been adjusted to reflect the 5% stock dividend.

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$1,629	$1,379	$3,463	$2,309
Dividends and discount accretion on preferred stock	—	172	170	330
Net earnings available to common stockholders	$1,629	$1,207	$3,293	$1,979

Average number of shares outstanding	4,029	3,915	4,007	3,908
Effect of dilutive options	130	88	135	92
Average number of shares outstanding used to calculate diluted earnings per share	4,159	4,003	4,142	4,000

Anti-dilutive options not included	62,800	204,359	246,420	230,859

Anti-dilutive options that were excluded from the calculation for the quarter end and year to date were 62,800 and 246,420 in 2014, and 204,359 and 230,859 in 2013, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2014:
U.S. Treasury securities	$3,973	$6	$(31)	$3,948
Obligations of U.S. government agencies	70,482	437	(302)	70,617
Mortgage-backed securities	85,360	881	(1,032)	85,209
Obligations of states and political subdivisions	81,128	2,327	(438)	83,017
Corporate debt	24,744	319	(59)	25,004
	$265,687	$3,970	$(1,862)	$267,795
December 31, 2013:
U.S. Treasury securities	$3,069	$12	$(54)	$3,027
Obligations of U.S. government agencies	73,691	488	(860)	73,319
Mortgage-backed securities	79,873	360	(2,373)	77,860
Obligations of states and political subdivisions	82,526	1,467	(1,317)	82,676
Corporate debt	26,958	330	(182)	27,106
	$266,117	$2,657	$(4,786)	$263,988

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2014 and December 31, 2013, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014:
U. S. Treasury securities	$2,019	$(31)	$—	$—	$2,019	$(31)
Obligations of U.S. Government agencies	7,808	(10)	22,153	(292)	29,961	$(302)
Mortgage-backed securities	3,598	(11)	39,727	(1,021)	43,325	(1,032)
Obligations of states and political subdivisions	7,455	(65)	15,746	(373)	23,201	(438)
Corporate debt	1,182	(2)	6,907	(57)	8,089	(59)
Total	$22,062	$(119)	$84,533	$(1,743)	$106,595	$(1,862)
10

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013:
U. S. Treasury securities	$2,002	$(54)	$—	$—	$2,002	(54)
Obligations of U.S. Government agencies	40,108	(860)	—	—	40,108	(860)
Mortgage-backed securities	51,419	(2,015)	5,664	(358)	57,083	(2,373)
Obligations of states and political subdivisions	33,265	(1,248)	1,083	(69)	34,348	(1,317)
Corporate debt	10,857	(180)	498	(2)	11,355	(182)
Total	$137,651	$(4,357)	$7,245	$(429)	$144,896	$(4,786)

At June 30, 2014, there were sixty eight securities in an unrealized loss position for twelve consecutive months or more. At December 31, 2013, there were five securities in an unrealized loss position for twelve consecutive months or more. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to changes in interest rates and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

The amortized cost and carrying value of available-for-sale debt securities as of June 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2014:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$13,240	$13,363
Due after one through five years	98,770	99,508
Due after five years through ten years	115,377	116,313
Due after ten years	38,300	38,611
	$265,687	$267,795

For the six months ended June 30, 2014 and June 30, 2013, respectively, gross realized gains amounted to $39,000 and $115,000, on securities sold for $5,067,000 and $8,593,000, respectively. For the six months ended June 30, 2014, there were no gross realized losses. For the six months ended June 30, 2013, there were no gross realized losses. For the three months ended June 30, 2014 and June 30, 2013, respectively, gross realized gains amounted to $28,000 and $73,000 on securities sold for $4,044,000 and $4,871,000 respectively.

At June 30, 2014, securities with an amortized cost of $67,492,000 and fair value of $68,273,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at June 30, 2014 and December 31, 2013:

				Total
(Dollar amounts in thousands)	FNB			Balance
	Bancorp			June 30
June 30, 2014:	Originated	PNCI	PCI	2014
Commercial real estate	$282,646	$35,691	$1,324	$319,661
Real estate construction	37,778	1,982	—	39,760
Real estate multi-family	41,821	11,678	—	53,499
Real estate 1 to 4 family	108,785	6,084	—	114,869
Commercial & industrial	33,307	9,238	—	42,545
Consumer loans	1,434	—	—	1,434
Gross loans	505,771	64,673	1,324	571,768
Net deferred loan fees	(477)	—	—	(477)
Allowance for loan losses	(10,859)		—	(10,859)
Net loans	$494,435	$64,673	$1,324	$560,432

				Total
(Dollar amounts in thousands)	FNB			Balance
	Bancorp			December 31
December 31, 2013	Originated	PNCI	PCI	2013
Commercial real estate	$285,938	$37,936	$1,325	$325,199
Real estate construction	31,290	3,028	—	34,318
Real estate multi-family	34,357	11,786	—	46,143
Real estate 1 to 4 family	98,196	8,707	—	106,903
Commercial & industrial	38,287	10,217	—	48,504
Consumer loans	1,650	—	—	1,650
Gross loans	489,718	71,674	1,325	562,717
Net deferred loan fees	(495)	—	—	(495)
Allowance for loan losses	(9,869)	(10)	—	(9,879)
Net loans	$479,354	$71,664	$1,325	$552,343

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2014
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,268	$5,624	$735	$369	$1,835	$66	$9,897
Charge-offs	—	—	(183)	—	—	(20)	(203)
Recoveries	110	1,051	—	—	1	3	1,165
Provision	(212)	(460)	165	96	414	(3)	0
Ending balance	$1,166	$6,215	$717	$465	$2,250	$46	$10,859

Ending balance: individually evaluated for impairment	$151	$128	$—	$—	$481	$—	$760
Ending balance: collectively evaluated for impairment	$1,015	$6,087	$717	$465	$1,769	$46	$10,099

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2014
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,237	$5,763	$734	$293	$1,788	$64	$9,879
Charge-offs	—	—	(183)	—	(62)	(31)	(276)
Recoveries	124	1,052	—	—	2	3	1,181
Provision	(195)	(600)	166	172	522	10	75
Ending balance	$1,166	$6,215	$717	$465	$2,250	$46	$10,859

Ending balance: individually evaluated for impairment	$151	$128	$—	$—	$481	$—	$760
Ending balance: collectively evaluated for impairment	$1,015	$6,087	$717	$465	$1,769	$46	$10,099
13

	Recorded Investment in Loans at June 30, 2014

(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$42,545	$319,661	$39,760	$53,499	$114,869	$1,434	$571,768
Ending balance: individually evaluated for impairment	$4,133	$9,043	$2,382	$—	$3,847	$9	$19,414
Ending balance: collectively evaluated for impairment	$38,412	$310,618	$37,378	$53,499	$111,022	$1,425	$552,354

	Recorded Investment in Loans at December 31, 2013

(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$48,504	$325,199	$34,318	$46,143	$106,903	$1,650	$562,717
Ending balance: individually evaluated for impairment	$2,497	$17,974	$189	$375	$4,077	$—	$25,112
Ending balance: collectively evaluated for impairment	$46,007	$307,225	$34,129	$45,768	$102,826	$1,650	$537,605
14

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2013
(Dollar amounts in thousands)

				Real	Real
				Estate	Estate
	Commercial	Real Estate	Real Estate	Multi	1 to
	& industrial	Commercial	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,577	$4,930	$653	$281	$1,862	$54	$9,357
Charge-offs	—	—	—	—	(125)	—	(125)
Recoveries	—	2	—	—	—	1	3
Provision	(86)	379	72	48	91	6	510
Ending balance	$1,491	$5,311	$725	$329	$1,828	$61	$9,745

Ending balance: individually evaluated for impairment	$254	$189	$—	$—	$237	$1	$681
Ending balance: collectively evaluated for impairment	$1,237	$5,122	$725	$329	$1,591	$60	$9,064

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2013
(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real estate	Construction	family	4 family	Consumer	Total
Allowance for credit losses

Beginning balance	$1,875	$4,812	$857	$—	$1,516	$64	$9,124
Charge-offs	—	(239)	(81)	—	(244)	(1)	(565)
Recoveries	70	4	—	—	1	1	76
Provision	(454)	754	(34)	329	518	(3)	1,110
Ending balance	$1,491	$5,331	$742	$329	$1,791	$61	$9,745

Ending balance: individually evaluated for impairment	$254	$210	$17	$—	$237	$1	$719
Ending balance: collectively evaluated for impairment	$1,237	$5,121	$725	$329	$1,554	$60	$9,026
15

	Recorded Investment in Loans at June 30, 2013

(Dollar amounts in thousands)
				Real	Real
				Estate	Estate
	Commercial	Commercial	Real Estate	Multi	1 to
	& industrial	Real Estate	Construction	family	4 family	Consumer	Total

Loans:
Ending balance	$47,739	$304,819	$25,974	$56,002	$105,094	$1,725	$541,353

Ending balance: individually evaluated for impairment	$3,795	$19,244	$591	$1,192	$3,395	$1	$28,218

Ending balance: collectively evaluated for impairment	$43,944	$285,575	$25,383	$54,810	$101,699	$1,724	$513,135

	Impaired Loans
	As of and for the six months ended June 30, 2014

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$2,796	$3,858	$—	$2,885	$127
Commercial real estate construction	2,382	2,565	—	1,851	71
Commercial real estate	3,524	3,799	—	3,510	48
Residential- 1 to 4 family	629	629	—	632	6
Consumer	9	9	—	9	—
Total	9,340	10,860	—	8,887	252

With an allowance recorded
Commercial and industrial	$1,337	$1,740	$151	$1,418	$4
Commercial real estate construction	—	—	—	—	—
Commercial real estate	5,506	5,507	128	5,575	134
Residential- 1 to 4 family	3,218	3,365	481	3,331	65
Total	10,061	10,612	760	10,324	203

Total
Commercial and industrial	$4,133	$5,598	$151	$4,303	$131
Commercial real estate construction	2,382	2,565	—	1,851	71
Commercial real estate	9,030	9,306	128	9,085	182
Residential - 1 to 4 family	3,847	3,994	481	3,963	71
Consumer	9	9	—	9	—
Grand total	$19,401	$21,472	$760	$19,211	$455
16

	Impaired Loans As of and for the year ended December 31, 2013

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and industrial	$1,059	$1,232	$—	$1,204	$66
Commercial real estate construction	—	—	—	—	—
Commercial real estate	12,397	13,535	—	11,445	565
Real estate multi family	375	375	—	384	25
Residential- 1 to 4 family	1,163	1,284	—	1,009	37
Total	14,994	16,426	—	14,042	693

With an allowance recorded
Commercial and industrial	$1,438	$1,871	$166	$1,710	$15
Commercial real estate construction	189	196	10	198	18
Commercial real estate	5,577	5,588	165	4,972	254
Residential- 1 to 4 family	2,914	2,923	254	2,989	115
Total	10,118	10,578	595	9,869	402

Total
Commercial and industrial	$2,497	$3,103	$166	$2,914	$81
Commercial real estate construction	189	196	10	198	18
Commercial real estate	17,974	19,123	165	16,417	819
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	4,077	4,207	254	3,998	152
Grand total	$25,112	$27,004	$595	$23,911	$1,095

Average recorded investment on impaired loans was $20,805,000 for six months ended June 30, 2013; $21,969,000 for 3 months ended June 30, 2014, and $29,399,000 for 3 months ended June 30, 2013. Income recognized on impaired loans was $452,000 for six months ended June 30, 2013; $194,000 for three months ended June 30, 2014, and $394,000 for three months ended June 30, 2013.

Nonaccrual loans totaled $5,463,000 and $7,351,000 as of June 30, 2014 and December 31, 2013. The majority of the difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	June 30	December 31,
	2014	2013
Commercial & industrial	$1,928	$2,046
Real estate - construction	—	189
Commercial real estate	2,852	4,290
Real estate - 1 to 4 family	674	826
Consumer	9	—
Total	$5,463	$7,351
17

Interest income on impaired loans of $455,000 was recognized for cash payments received during the six months ended June 30, 2014, and $1,095,000 was recognized for cash payments received during the year ended December 31, 2013, respectively. Interest income on impaired loans for cash payments received during the six month period ended June 30, 2013 was $452,000; for the three months ended June 30, 2014 it was $194,000, and for the three months ended June 30, 2013 it was $394,000. The amount of interest on impaired loans not collected for the six months ended June 30, 2014 was $214,000 and for the year ended December 31, 2013 was $656,000. For the six months ended June 30, 2013, it was $388,000; for three months ended June 30, 2014, it was $64,000; for the three months ended June 30, 2013 it was $190,000. The cumulative amount of unpaid interest on impaired loans was $3,644,000 at June 30, 2014, and $3,430,000 at the year ended December 31, 2013. Total outstanding principal of troubled debt restructured loans as of June 30, 2014 was $17,353,000, of which $2,165,000 was commercial and industrial loans, $3,689,000 was residential loans, and $11,499,000 was commercial real estate loans. Total outstanding principal of troubled debt restructured loans at December 31, 2013 was $13,706,000, of which $2,412,000 was commercial loans, $189,000 was real estate construction loans, $2,121,000 was real estate one to four family, and $8,455,000 was commercial real estate loans.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	June 30, 2014			December 31, 2013
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial & industrial	$297	$1,868	$2,165	$461	$1,951	$2,412
Real Estate construction	—	—	—	—	189	189
Real estate 1 to 4 family	3,173	516	3,689	2,121	529	2,650
Commercial real estate	9,398	2,101	11,499	6,315	2,140	8,455
Total	$12,868	$4,485	$17,353	$8,897	$4,809	$13,706

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

As of June 30, 2014, there were no commitments for additional funding of troubled debt restructurings.

	Modifications
	For the six months ended June 30, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	572	572
Commercial real estate	3	1,454	1,454
Total	4	2,026	$2,026

As of June 30, 2014, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and as a result payment. There were no principal reductions granted.

	Modifications
	For the six months ended June 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real Estate Construction	1	$196	$196
Real estate 1 to 4 family	2	739	739
Real estate multi-family	1	544	544
Commercial real estate	4	3,737	3,737
Total	8	$5,216	$5,216

As of June 30, 2014, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and as a result payment. There were no principal reductions granted.

Modifications
For the three months ended June 30, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	3	1,454	1,454
Total	3	$1,454	$1,454
19

As of June 30, 2014, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and as a result payment. There were no principal reductions granted.

	Modifications
	For the three months ended June 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	440	440
Commercial real estate	2	1,503	1,503
Total	3	$1,943	$1,943

As of June 30, 2014, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and as a result payment. There were no principal reductions granted.

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

Real Estate – Multi-Family

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

Real Estate-1 to 4 family Loans

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

Consumer Loans

Our consumer and installment loans generally consist of personal loans, credit card loans, automobile loans or other loans secured by personal property. The Bank uses conservative underwriting standards in reviewing applications for credit. Risk of loss to the Bank is increased when borrowers lose their primary source of income, or file for relief from creditors through bankruptcy proceedings.

	Age Analysis of Past Due Loans
	As of June 30, 2014
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$590	$727	$1,317	$281,329	$282,646
Real estate construction	—	—	—	—	37,778	37,778
Real estate multi family	—	—	—	—	41,821	41,821
Real estate 1 to 4 family	88	—	159	247	108,538	108,785
Commercial and industrial	33	—	1,907	1,940	31,367	33,307
Consumer	9	—	—	9	1,425	1,434
Total	$130	$590	$2,793	$3,513	$502,258	$505,771

Purchased
Not credit impaired
Commercial real estate	$—	$—	$—	$—	$35,691	$35,691
Real estate construction	—	—	—	—	1,982	1,982
Real estate multi-family	—	—	—	—	11,678	11,678
Real estate 1 to 4 family	—	—	—	—	6,084	6,084
Commercial and industrial	—	—	—	—	9,238	9,238
Total	$—	$—	$—	$—	$64,673	$64,673

Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,324	$1,324
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,324	$1,324

At June 30, 2014 there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Age Analysis of Past Due Loans
	As of December 31, 2013
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,403	$—	$2,349	$3,752	$282,186	$285,938
Real estate construction	—	—	—	—	31,290	31,290
Real estate multi family	—	—	—	—	34,357	34,357
Real estate 1 to 4 family	161	75	826	1,062	97,134	98,196
Commercial & industrial	563	210	2,046	2,819	35,468	38,287
Consumer	116	19	—	135	1,515	1,650
Total	$2,243	$304	$5,221	$7,768	$481,950	$489,718

Purchased
Not credit impaired
Commercial real estate	$—	$—	$616	$616	$37,320	$37,936
Real estate construction	—	—	189	189	2,839	3,028
Real estate multi-family	—	—	—	—	11,786	11,786
Real estate 1 to 4 family	—	—	—	—	8,707	8,707
Commercial & industrial	—	—	—	—	10,217	10,217
Total	$—	$—	$805	$805	$70,869	$71,674

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,325	$1,325	$—	$1,325
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$1,325	$1,325	$—	$1,325

At December 31, 2013 there were no loans that were 90 days or more past due where interest was still accruing.

	Credit Quality Indicators
	As of June 30, 2014

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$277,913	$1,933	$2,800	$—	$282,646
Real estate construction	36,709	—	1,069	—	37,778
Real estate multi-family	41,821	—	—	—	41,821
Real estate 1 to 4 family	108,110	—	529	146	108,785
Commercial and industrial	32,302	—	988	17	33,307
Consumer loans	1,434	—	—	—	1,434
Totals	$498,289	$1,933	$5,386	$163	$505,771

Purchased
Not credit impaired
Commercial real estate	$29,824	$—	$5,867	$—	$35,691
Real estate construction	1,982	—	—	—	1,982
Real estate multi-family	11,678	—	—	—	11,678
Real estate 1 to 4 family	5,681	—	403	—	6,084
Commercial and industrial	9,238	—	—	—	9,238
Total	$58,403	$—	$6,270	$—	$64,673

Credit impaired
Commercial real estate					$1,324
Total					$1,324
25

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

NOTE F - BORROWINGS

Federal home Loan Bank advances

There is an overnight advance dated June 30, 2014 in the amount of $7,000,000 at 0.18% which matured on July 1, 2014 and was paid off.

Corporate loan

On March 27, 2014, FNB Bancorp received funding under a $6,000,000 term loan credit facility. This loan carries a variable rate of interest that fluctuates on a monthly basis. The interest rate is based on the 3 month LIBOR rate plus 4%. Payments of $50,000 in principal plus accrued interest are payable monthly. The first loan payment was due May 1st, 2014. The maturity date on this credit facility is March 26, 2019. On the maturity date, all outstanding principal plus accrued interest shall become due and payable. FNB Bancorp has pledged its stock ownership in First National Bank of Northern California as collateral subject to the terms and conditions contained in the Loan Agreement and the Pledge and Security Agreement. FNB Bancorp retains the right to prepay this debt at any time upon not less than 7 days’ prior written notice to Lender. The proceeds from this loan were contributed to the Bank as an additional capital contribution. This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines.

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,948	$3,948	$—	$—
Obligations of U.S. Government agencies	70,617	—	70,617	—
Mortgage-backed securities	85,209	—	85,209	—
Obligations of states and political subdivisions	83,017	—	83,017	—
Corporate debt	25,004	—	25,004	—
Total assets measured at fair value	$267,795	$3,948	$263,847	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,027	$3,027	$—	$—
Obligations of U.S. Government agencies	73,319	—	73,319	—
Mortgage-backed securities	77,860	—	77,860	—
Obligations of states and political subdivisions	82,676	—	82,676	—
Corporate debt	27,106	—	27,106	—
Total assets measured at fair value	$263,988	$3,027	$260,961	$—
27

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial and industrial	$1,110	$—	$—	$1,110
Residential- 1 to 4 family	64	—	—	64
Commercial real estate	373	—	—	373
Total impaired assets measured at fair value	$1,547	$—	$—	$1,547

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans::
Commercial and industrial	$1,908	$—	$—	$1,908
Residential- 1 to 4 family	411	—	—	411
Commercial real estate	2,491	—	—	2,491
Other real estate owned	1,771	—	—	1,771
Total impaired assets measured at fair value	$6,581	$—	$—	$6,581

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

Cash and Cash Equivalents including Interest Bearing Time Deposits with Financial Institutions.

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

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2014:

June 30, 2014	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,682	$21,682	$21,682
Interest-bearing time deposits with financial institutions	4,461	4,461		4,461
Securities available for sale	267,795	267,795	3,948	263,847
Loans	571,291	583,474			583,474
Other equity securities	5,576	5,576			5,576
Accrued interest receivable	3,674	3,674		3,674

Financial liabilities:

Deposits	790,222	790,222		790,222
Federal Home Loan Bank advances	7,000	7,000		7,000
Note payable	5,850	5,850		5,850
Accrued interest payable	239	239		239

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,391			1,391
30

The carrying amount of loans include $5,463,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2014. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2013:

December 31, 2013	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,007	$14,007	$14,007
Interest-bearing time deposits with financial institutions	5,543	5,543		5,543
Securities available for sale	263,988	263,988	3,027	260,961
Loans	562,717	563,325			563,325
Other equity securities	5,300	5,300			5,300
Accrued interest receivable	3,808	3,808		3,808

Financial liabilities:
Deposits	773,615	774,012		774,012
Federal Home Loan Bank advances	15,000	15,000		15,000
Accrued interest payable	224	224		224

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,297			1,297

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

Earnings Analysis

Net earnings for the quarter ended June 30, 2014 were $1,629,000, compared to net earnings of $1,379,000 for the quarter ended June 30, 2013, an increase of 18%. Net earnings for the six months ended June 30, 2014 were $3,463,000, an increase of $1,154,000 from the same period in 2013. Net earnings during the three months and six months ended June 30, 2014 compared to the same period during 2013 benefitted from favorable expense comparisons due partly to the closure of our island of Guam office during the 2nd quarter of 2013 and reductions in the provision for loan losses. Net earnings for the first quarter of 2014 were $1,834,000, and for the fourth quarter of 2013 were $1,999,000.

Net interest income for the quarter ended June 30, 2014 was $8,712,000, compared to $8,727,000 for the quarter ended June 30, 2013, a decrease of $15,000, or 0.2%. Net interest income for the six months ended June 30, 2014 was $17,220,000, compared to $17,434,000 for the six months ended June 30, 2013. Declines in net interest during 2014 compared to 2013 were due primarily to the decline in interest rates on earning assets. Short term market interest rates are currently being held to low levels due to accommodating policy decisions made by the Federal Open Market Committee of the Federal Reserve Bank.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2014 compared to the three-and six-month periods ended June 30, 2013.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY Three months ended June 30,
	2014			2013
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$568,329	$7,897	5.64%	$553,031	$8,020	5.88%
Taxable securities	188,807	851	1.83%	185,715	794	1.73%
Nontaxable securities (3)	73,331	657	3.63%	74,548	671	3.65%
Fed funds sold	5	—	n/a	59	—	n/a
Int time depos-other fin institutions	4,569	27	2.40%	8,890	49	2.24%
Total interest earning assets	835,041	9,432	4.58%	822,243	9,534	4.70%

NONINTEREST EARNING ASSETS:
Cash and due from banks	22,815			34,875
Premises	12,544			12,757
Other assets	28,417			34,546
Total noninterest earning assets	63,776			82,178
TOTAL ASSETS	$898,817			$904,421

INTEREST BEARING LIABILITIES:
Demand, int bearing	$81,566	18	0.09%	$78,809	25	0.13%
Money market	331,460	314	0.38%	315,519	359	0.46%
Savings	66,658	17	0.10%	63,503	25	0.16%
Time deposits	109,113	135	0.50%	157,111	230	0.59%
FHLB advances	7,846	3	0.16%	523	—	n/a
Note payable	5,939	68	4.64%	—	—	n/a
Fed funds purchased	—	—	n/a	17	—	n/a
Total interest bearing liabilities	602,582	555	0.37%	615,482	639	0.42%

NONINTEREST BEARING LIABILITIES:
Demand deposits	197,312			184,289
Other liabilities	9,860			10,712
Total noninterest bearing liabilities	207,172			195,001

TOTAL LIABILITIES	809,754			810,483
Stockholders’ equity	89,063			93,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$898,817			$904,421

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,877	4.31%	206,761	$8,895	4.39%

1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2)	Amounts of interest earned included loan fees of $362,000 and $337,000 for the quarters ended June 30, 2014 and 2013, respectively.

3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $165,000 and $168,000 for the quarters ended June 30, 2014 and 2013, respectively, and were derived from nontaxable municipal interest income.

4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
36

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,
	2014			2013
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$565,898	$15,524	5.53%	$552,493	$16,178	5.90%
Taxable securities	188,552	1,694	1.81%	175,963	1,478	1.69%
Nontaxable securities (3)	72,903	1,308	3.62%	74,354	1,348	3.66%
Fed funds sold	16	—	n/a	36	—	n/a
Int time depos-other fin institutions	4,937	46	1.88%	10,511	90	1.73%
Tot interest earning assets	832,306	18,572	4.50%	813,357	19,094	4.73%

NONINTEREST EARNING ASSETS:
Cash and due from banks	19,238			38,544
Premises	12,533			12,733
Other assets	30,134			34,597
Tot noninterest earning assets	61,905			85,874
TOTAL ASSETS	$894,211			$899,231

Demand, int bearing	$78,936	34	0.09%	$77,346	50	0.13%
Money market	321,913	599	0.38%	304,347	724	0.48%
Savings	65,884	33	0.10%	65,023	57	0.18%
Time deposits	114,575	278	0.49%	162,110	490	0.61%
FHLB advances	15,033	11	0.15%	610	—	n/a
Note payable	3,152	68	4.35%	—	—	n/a
Fed funds purchased	—	—	n/a	14	—	n/a
Tot interest bearing liabilities	599,493	1,023	0.34%	609,450	1,321	0.44%

NONINTEREST BEARING LIABILITIES:
Demand deposits	196,324			184,576
Other liabilities	9,531			10,551
Tot noninterest bearing liabilities	205,855			195,127

TOTAL LIABILITIES	805,348			804,577
Stockholders’ equity	88,863			94,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$894,211			$899,231

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$17,549	4.25%		$17,773	4.41%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2)	Amounts of interest earned included loan fees of $658,000 and $591,000 for the six months ended June 30, 2014 and 2013, respectively.

(3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $328,000 and $339,000 for the six months ended June 30, 2014 and 2013, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

Tables 1 and 2, above, show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2014 and 2013. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2014, average loans outstanding represented 68.1% of average earning assets. For the quarter ended June 30, 2013, they represented 67.3% of average earning assets. For the six months ended June 30, 2014 and 2013, average loans outstanding represented 68.0% and 67.9%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 decreased from 4.70% to 4.58%, or 12 basis points. Average loans increased by $15,298,000, year over year, while their yield decreased from 5.88% to 5.35%, or 53 basis points. Interest income on total interest earning assets for the quarter decreased $518,000 or 5.43% on a fully-taxable equivalent basis.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, the cost on total interest bearing liabilities decreased from 0.42% to 0.37%, a decrease of 5 basis points. Time deposit interest cost decreased from 0.59% to 0.50%. Their average balance outstanding decreased by $47,998,000, or 30.6%, while their expense decreased $95,000.

Customer deposits have been migrating out of time deposits and into money market accounts during both 2013 and 2014. The low rates being offered on term deposits coupled with the possible increase in short term rates by the FOMC are, in part, the explanation for this migration.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, interest income on interest earning assets decreased $523,000 or 2.7% on a fully-taxable equivalent basis, and average earning assets increased $18,949,000, or 2.3%. Average loans increased by $13,405,000, or 2.4%. Interest on loans decreased $654,000 or 4.0%, while the yield decreased 37 basis points, or 6.3%. The cost on total interest bearing liabilities decreased from 0.44% to 0.34%. Time deposit averages decreased $47,535,000 or 29.3%. Their yield decreased 12 basis points, or 19.7%. Money market deposit average balances increased $17,566,000, or 5.8%, and their cost decreased $125,000, or 17.3%.

For the three and six month periods ended June 30, 2014 and June 30, 2013, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended June 30,
(Dollar amounts in thousands)	2014 Compared to 2013
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(123)	$(335)	$212
Taxable securities	57	43	14
Nontaxable securities (1)	(14)	(3)	(11)
Interest on time deposits with other financial institutions	(22)	2	(24)
Total	$(102)	$(293)	$191

INTEREST BEARING LIABILITIES
Demand deposits	$7	$8	$(1)
Money market	45	60	(15)
Savings deposits	8	9	(1)
Time deposits	95	25	70
FHLB advances	(3)	—	(3)
Note payable	(68)	—	(68)
Total	$84	$102	$(18)
NET INTEREST INCOME	$(18)	$(191)	$173

(1)	Includes tax equivalent adjustment of $165,000 and $168,000 in the three months ended June 30, 2014 and June 30, 2013, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Six Months Ended June 30,
(Dollar amounts in thousands)	2014 Compared to 2013
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(654)	$(1,047)	$393
Taxable securities	216	110	106
Nontaxable securities (1)	(40)	(14)	(26)
Interest on time deposits with other financial institutions	(44)	8	(52)
Total	$(522)	$(943)	$421

INTEREST BEARING LIABILITIES
Demand deposits	$16	$17	$(1)
Money market	125	167	(42)
Savings deposits	24	25	(1)
Time deposits	212	68	144
FHLB advances	(11)	—	(11)
Note payable	(68)	—	(68)
Total	$298	$277	$21
NET INTEREST INCOME	$(224)	$(666)	$442

(1)	Includes tax equivalent adjustment of $328,000 and $339,000 in the six months ended June 30, 2014 and June 30, 2013, respectively.
39

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2014	2013	Amount	Percent
Service charges	$647	$676	$(29)	-4.3%
Credit card fees	—	3	(3)	-100.0%
Net gain on available-for-sale of securities	28	73	(45)	-61.6%
Bank owned life insurance policy earnings	90	94	(4)	-4.3%
Other income	215	238	(23)	-9.7%
Total noninterest income	$980	$1,084	$(104)	-9.6%

	Six months ended June 30,		Variance
(Dollars in thousands)	2014	2013	Amount	Percent
Service charges	$1,284	$1,335	$(51)	-3.8%
Credit card fees	—	10	(10)	-100.0%
Gain on sale of available-for-securities	39	115	(76)	-66.1%
Bank owned life insurance policy earnings	186	189	(3)	-1.6%
Other income	517	419	98	23.4%
Total noninterest income	$2,026	$2,068	$(42)	-2.0%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. The Bank service charges were down during the second quarter and year to date of June 30, 2014 when compared to the same period during 2013 due primarily to a decrease in our overdraft fees. The decrease in credit card fees for the three and six months ended June 30, 2014 was related to the sale of our merchant credit card portfolio that was completed in the fourth quarter of 2012. During the first six months of 2014, the Bank sold $5,029,000 in investment securities for a pre-tax gain of $39,000. During the first six months of 2013, the Company sold approximately $8,593,000 in investment securities at a pre-tax net gain of $115,000. The sale proceeds were reinvested in a variety of investment securities during the same period.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2014	2013	Amount	Percent
Salaries and employee benefits	$4,177	$4,312	$(135)	-3.1%
Occupancy expense	694	846	(152)	-18.0%
Equipment expense	406	386	20	5.2%
Professional fees	501	444	57	12.8%
FDIC assessment	180	180	—	n/a
Telephone, postage & supplies	313	277	36	13.0%
Advertising expense	136	121	15	12.4%
Data processing expense	134	170	(36)	-21.2%
Low income housing expense	110	109	1	0.9%
Surety insurance	67	67	—	n/a
Directors expense	63	63	—	n/a
Other real estate owned expense	11	28	(17)	-60.7%
Loss on sale of other real estate owned	60	—	60	100.0%
Other expense	358	382	(24)	-6.3%
Total noninterest expense	$7,210	$7,385	$(175)	-2.4%

	NONINTEREST EXPENSE
	Six months
	ended June 30,		Variance
(Dollars in thousands)	2014	2013	Amount	Percent
Salaries and employee benefits	$8,395	$8,728	$(333)	-3.8%
Occupancy expense	1,374	1,808	(434)	-24.0%
Equipment expense	797	784	13	1.7%
Professional fees	1,032	807	225	27.9%
FDIC assessment	360	360	—	n/a
Telephone, postage & supplies	599	714	(115)	-16.1%
Advertising expense	221	293	(72)	-24.6%
Data processing expense	279	326	(47)	-14.4%
Low income housing expense	220	219	1	0.5%
Surety insurance	134	121	13	10.7%
Directors expense	126	126	—	n/a
Other real estate owned expense	88	78	10	12.8%
Gain on sale of other real estate owned	(220)	—	(220)	100.0%
Other expense	647	760	(113)	-14.9%
Total noninterest expense	$14,052	$15,124	$(1,072)	-7.1%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2014 compared to three months ended June 30, 2013, salaries and benefits represented 58% and 58% of total noninterest expenses. During the six months ended June 30, 2014 compared to the six months ended June 30, 2013, salaries and benefits represented 60% and 58%. During the first six months of 2013, the Bank’s occupancy expense increase was due to the acquired Oceanic Bank branches, and a Company rebranding effort and the related signage changes. During the first quarter of 2013, the Bank recorded a one-time expense accrual related to the closure of our island of Guam office, which was effective June 14, 2013. In connection with this office closure, the Bank accrued $76,000 in anticipated severance payments and $176,000 in estimated future lease payments.

Provision for Loan Losses

During the six months ended June 30, 2014, there was a provision for loan losses of $75,000 compared to $1,110,000 for the same period in 2013. The allowance for loan losses was $10,859,000 or 1.90% of total gross loans at June 30, 2014, compared to $9,879,000 or 1.76% of total gross loans at December 31, 2013. During the six months ended June 30, 2014, $276,000 in loans were charged off, compared to $565,000 in the same period in 2013. The overall quality of the remaining portfolio did not warrant a provision for loan losses during the three month period ended June 30, 2014. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio as of June 30, 2014. Loans charged-off during the first six months of 2014 were significantly lower than during the same time period during 2013, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis.

Income Taxes

The effective tax rate for the quarter ended June 30, 2014 was 34.4% compared to 28.0% for the quarter ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 and June 30, 2013 was an effective tax rate of 32.4% and 29.3%, respectively. Tax preference items which have a significant effect on our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on tax advantaged municipal debt securities.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2014, are adequate to meet its operating needs in 2014 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $905,430,000 at June 30, 2014 from $891,930,000 at December 31, 2013, an increase of $13,500,000. The principal source of this increase was an increase of $8,089,000 in net loans, an increase of $7,675,000 in cash and due from banks, an increase of $3,807,000 in securities available for sale, and a decrease of $4,564,000 in other real estate owned. Asset growth occurs primarily from the retention of net earnings and increases in the deposit portfolio or our borrowing positions.

Loans. Gross loans (before net loan fees) at June 30, 2014 were $571,768,000, an increase of $9,051,000 or 1.61% from December 31, 2013. Gross commercial real estate loans decreased $5,538,000, real estate construction loans increased $5,442,000, real estate multi- family loans increased $7,356,000, real estate loans secured by 1 to 4 family residences increased $7,966,000, commercial and industrial loans decreased $5,959,000, and consumer loans decreased by $216,000. The loan portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	June 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2014		2013
Commercial real estate	$319,661	56%	$325,199	58%
Real estate construction	39,760	7%	34,318	6%
Real estate multi family	53,499	9%	46,143	8%
Real estate 1 to 4 family	114,869	20%	106,903	19%
Commercial and industrial	42,545	8%	48,504	9%
Consumer loans	1,434	-%	1,650	-%
Gross loans	571,768	100%	562,717	100%
Net deferred loan fees	(477)	-%	(495)	-%
Total	$571,291	100%	$562,222	100%

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

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2014, and June 30, 2013, respectively is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Six months ended	Six months ended
(Dollar amounts in thousands)	June 30, 2014	June 30, 2013
Balance, beginning of period	$9,879	$9,124
Provision for loan losses	75	1,110
Recoveries	1,181	76
Amounts charged off	(276)	(565)
Balance, end of period	$10,859	$9,745

During the six months ended June 30, 2014, there was a provision of $75,000, compared to $1,110,000 for the same period in 2013. Loan charge-off levels have declined significantly year over year, and remain close to historic norms.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at June 30, 2014. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2014, there was $6,217,000 in nonperforming assets, compared to $12,669,000 at December 31, 2013. Nonaccrual loans were $5,463,000 at June 30, 2014, compared to $7,351,000 at December 31, 2013. There were no loans past due 90 days and still accruing at either date.

There was one property value at $754,000 in Other Real Estate Owned at June 30, 2014, and four properties valued at $5,318,000 at December 31, 2013. Three of these were sold in the first six months of 2014, for a net gain of $220,000. Management intends to aggressively market our Other Real Estate Owned. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted. At June 30, 2014 the Other Real Estate Owned consisted of one commercial real estate building located in South San Francisco that is currently leased.

Deposits. Total deposits at June 30, 2014, were $790,222,000 compared to $773,615,000 on December 31, 2013. Of these totals, noninterest-bearing demand deposits were $203,854,000 or 25.8% of the total on June 30, 2014, and $198,523,000 or 25.7% on December 31, 2013. Time deposits were $106,748,000 on June 30, 2014, and $124,152,000 on December 31, 2013.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2014:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$8,783	$25,803	$34,586
Over three through six months	7,431	17,527	24,958
Over six through twelve months	9,486	14,818	24,304
Over twelve months	9,984	12,916	22,900
Total	$35,684	$71,064	$106,748

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at June 30, 2014 and December 31, 2013 for the Bank:

TABLE 10				Minimum “Well
	June 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2014	2013		Requirements
Total Regulatory Capital Ratio	14.35%	14.12%	≥	10.00%
Tier 1 Capital Ratio	13.09%	12.86%	≥	6.00%
Leverage Ratios	10.06%	9.67%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2014, liquid assets were $293,938,000, or 32.5% of total assets. As of December 31, 2013, liquid assets were $283,538,000, or 31.8% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility. Also please see the Company’s consolidated statements of cash flows for further information, given that the cash flow statement is the primary statement disclosing the company’s cash transactions.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2014, and December 31, 2013, respectively, net loans were at 70.9% and 71.4% of deposits.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2014 and December 31, 2013, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $139,097,000 and $132,041,000 at June 30, 2014 and December 31, 2013, respectively. As a percentage of net loans, these off-balance sheet items represent 24.81% and 23.91% respectively. The Company does not expect all commitments to be funded.

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

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2014. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications

32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

August 12, 2014.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)
47