Form 10-K/A
period 2013-12-31
FNB BANCORP/CA/
filed 2014-08-14
CIK 1163199

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K/A or any amendment to this 10-K/A ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

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

Page 1 of 7 pages

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2014

No par value Common Stock – 3,978,505 shares outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment (the "Amendment") to FNB Bancorp’s Annual Report on Form 10-K (the "Form 10-K") for the Period Ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014, is to revise a paragraph in Item 9A. Controls and Procedures, as well as adding a management report on internal control over financial reporting. This Amendment contains only the cover page to this Form 10-K/A, this Explanatory Note, the revised paragraph in Item 9A, the management report on internal control over financial reporting, the Signature Page, and the Sarbanes-Oxley Exhibits. No other changes have been made to the Form 10-K. This Amendment to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

ITEM 9A. CONTROLS AND PROCEDURES

Based on our evaluation, the principal executive officer and principal financial officer have concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued in 1992 by COSO, including disclosure controls and procedures, are effective to ensure that material information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company's management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Date: August 14, 2014

/s/ Thomas C. McGraw	/s/ David A. Curtis
Thomas C. McGraw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

2

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of FNB Bancorp (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Company's internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Dated: August 14, 2014

Exhibit Number	Document Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32.0	Section 1350 Certifications

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: August 14, 2014	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	August 14, 2014
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	August 14, 2014
Thomas C. McGraw	Officer

/s/ David A. Curtis	Senior Vice President	August 14, 2014
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. Atwood	Director	August 14, 2014
Thomas G. Atwood, D.D. S.

/s/ Ronald R. Barels	Director	August 14, 2014
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	August 14, 2014
Merrie Turner Lightner

/s/ Michael Pacelli	Director	August 14, 2014
Michael Pacelli

/s/ Edward J. Watson	Director and Secretary	August 14, 2014
Edward J. Watson

/s/ Jim D. Black	Director and President	August 14, 2014
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	August 14, 2014
Anthony J. Clifford	Vice President and Chief
Operating Officer
4