Form 10-Q
period 2014-09-30
FNB BANCORP/CA/
filed 2014-11-12
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of October 31, 2014: 4,051,424 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
(Dollar amounts in thousands)	2014	2013
Cash and due from banks	$15,220	$14,007
Interest-bearing time deposits with financial institutions	4,068	5,543
Securities available-for-sale, at fair value	267,924	263,988
Loans, net of allowance for loan losses of $10,774 and $9,879 on September 30, 2014 and December 31, 2013	568,533	552,343
Bank premises, equipment, and leasehold improvements, net	12,239	12,512
Bank owned life insurance	12,424	12,151
Other equity securities	5,769	5,300
Accrued interest receivable	3,670	3,808
Other real estate owned, net	755	5,318
Goodwill	1,841	1,841
Prepaid expenses	444	701
Other assets	14,535	14,418
Total assets	$907,422	$891,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	209,407	198,523
Demand, interest bearing	74,789	80,746
Savings and money market	393,929	370,194
Time	104,031	124,152
Total deposits	782,156	773,615

Federal Home Loan Bank advances	16,000	15,000
Note payable	5,700	—
Accrued expenses and other liabilities	10,974	9,066
Total liabilities	814,830	797,681

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 shares on December 31, 2013 (liquidation preference of $1,000 per share)	—	9,450
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,051,127 shares at September 30, 2014 and 3,978,505 shares at December 31, 2013	61,114	59,317
Retained earnings	30,560	26,738
Accumulated other comprehensive earnings (loss), net of tax	918	(1,256)
Total stockholders’ equity	92,592	94,249
Total liabilities and stockholders’ equity	$907,422	$891,930

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$7,899	$7,808	$23,423	$23,986
Interest on taxable securities	883	911	2,577	2,389
Interest on tax-exempt securities	498	505	1,478	1,514
Interest time deposits with other financial institutions	20	35	66	125
Total interest income	9,300	9,259	27,544	28,014
Interest expense:
Interest on deposits	472	555	1,417	1,876
Interest on Federal Home Loan Bank advances	3	5	14	5
Interest on note payable	63	—	131	—
Total interest expense	538	560	1,562	1,881
Net interest income	8,762	8,699	25,982	26,133
Provision for loan losses	—	225	75	1,335
Net interest income after provision for loan losses	8,762	8,474	25,907	24,798
Noninterest income:
Service charges	644	658	1,928	1,993
Net gain on sale of available-for-sale securities	100	37	139	152
Bank-owned life insurance earnings	86	90	273	279
Other income	211	193	727	622
Total noninterest income	1,041	978	3,067	3,046
Noninterest expense:
Salaries and employee benefits	4,241	4,099	12,636	12,827
Occupancy expense	704	812	2,078	2,620
Equipment expense	405	387	1,202	1,171
Professional fees	395	405	1,427	1,212
FDIC assessment	165	180	525	540
Telephone, postage and supplies	284	271	883	985
Advertising	118	70	339	363
Data processing expense	151	163	430	489
Low income housing expense	109	110	329	329
Surety insurance	68	77	202	198
Directors expense	63	63	189	189
Gain on sale of other real estate owned, net	—	—	(220)	—
Other real estate owned expense, net	—	22	87	100
Other expense	352	291	1,000	1,051
Total noninterest expense	7,055	6,950	21,107	22,074
Earnings before provision (benefit) for income taxes	2,748	2,502	7,867	5,770
Provision (benefit) for income taxes	925	(629)	2,581	330
Net earnings	1,823	3,131	5,286	5,440
Dividends and discount accretion on preferred stock	—	251	170	581
Net earnings available to common stockholders	$1,823	$2,880	$5,116	$4,859

Earnings per share data:
Basic	$0.45	$0.73	$1.27	$1.24
Diluted	$0.44	$0.71	$1.23	$1.21

Weighted average shares outstanding:
Basic	4,048	3,949	4,021	3,922
Diluted	4,175	4,045	4,156	4,015

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$1,823	$3,131	$5,286	$5,440
Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit (expense) of $185 and ($1,567) for three and nine months ended September 30, 2014, and net of tax benefit of $19 and $3,093 for three and nine months ended September 30, 2013	(266)	(27)	2,256	(4,450)
Reclassification adjustment for gain on available-for-sale securities sold, net of tax of $41 and $57 for three and nine months ended September 30, 2014, and $15 and $62 for three and nine months ended September 30, 2013, respectively	(59)	(22)	(82)	(90)
Other comprehensive (loss) earnings	(325)	(49)	2,174	(4,540)

Total comprehensive earnings	$1,498	$3,082	$7,460	$900

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2014	2013
Cash flow from operating activities:
Net earnings	$5,286	$5,440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(139)	(152)
Depreciation, amortization and accretion	2,599	2,803
Gain on sale of other real estate owned	(220)	—
Stock-based compensation expense	208	192
Earnings on bank owned life insurance	(273)	(279)
Change in net deferred loan fees	(54)	382
Provision for loan losses	75	1,335
Decrease (Increase) in accrued interest receivable	138	(95)
Decrease in prepaid expense	257	631
Increase in other assets	(117)	(319)
Increase in accrued expenses and other liabilities	409	1,478
Net cash provided by operating activities	8,169	11,416

Cash flows from investing activities
Purchase of securities available-for-sale	(32,703)	(93,256)
Proceeds from matured/called/sold securities available-for-sale	30,893	33,180
Net (investment) redemption, in other equity securities	(469)	164
Maturities of time deposits of other banks	1,475	6,237
Proceeds from sale of other real estate owned	1,461	—
Net investment in other real estate owned	(78)	(25)
Net increase in loans	(12,811)	(18,318)
Purchases of bank premises, equipment, leasehold improvements	(629)	(873)
Proceeds from sale of equipment	—	13
Net cash used in investing activities	(12,861)	(72,878)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2014	2013
Cash flows from financing activities
Net increase in demand and savings deposits	28,662	53,469
Net decrease in time deposits	(20,121)	(40,697)
Increase in FHLB advances	1,000	42,780
Proceeds from notes payable	6,000	—
Payment on notes payable	(300)	—
Dividends paid on common stock	(848)	(677)
Exercise of stock options	1,132	693
Redemption of preferred stock series C	(9,450)	(3,150)
Dividends paid on preferred stock series C	(170)	(449)
Net cash provided by financing activities	5,905	51,969
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,213	(9,493)
Cash and cash equivalents at beginning of period	14,007	27,861
Cash and cash equivalents at end of period	$15,220	$18,368

Additional cash flow information:
Interest paid	$1,568	$1,977
Income taxes paid	2,387	575
Tax benefit on exercise of stock options	457	164

Non-cash investing and financing activities:
Accrued dividends	446	376
Change in unrealized gain in available for-sale securities, net of tax	2,174	(4,540)
OREO sales funded by loan origination	3,400	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The amount of compensation expense for options recorded in the quarter ended September 30, 2014 was $69,000 and $71,000 for the quarter ended September 30, 2013. There was an income tax benefit of $24,000 for the quarter ended September 30, 2014 and an income tax benefit of $43,000 quarter ended September 30, 2013. The amount of compensation expense for options recorded in the nine months ended September 30, 2014 and September 30, 2013 was $208,000 and $192,000, respectively. There was an income tax benefit of $457,000 and $164,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

The intrinsic value for options exercised during the three months ended September 30, 2014 was $32,000. The intrinsic value for options exercised during the nine months ended September 30, 2014 was $848,000. The intrinsic value for options exercised during the nine months ended September 30, 2013 was $577,000. The intrinsic value for options exercised during the three months ended September 30, 2013 was $6,000. There were no options granted for the first nine months ended September 30, 2014. There were 60,785 options granted for the nine months ended September 30, 2013.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2014 was $688,000, and the weighted average period over which it will be amortized is 3.4 years.

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

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$1,823	$3,131	$5,286	$5,440
Dividends and discount accretion on preferred stock	—	251	170	581
Net earnings available to common shareholders	$1,823	$2,880	$5,116	$4,859

Average number of shares outstanding	4,048	3,949	4,021	3,922
Effect of dilutive options	127	96	135	93
Average number of shares outstanding used to calculate diluted earnings per share	4,175	4,045	4,156	4,015

Anti-dilutive options not included	62	132	62	198
9

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2014
U.S. Treasury securities	$3,973	$—	$(42)	$3,931
Obligations of U.S. government agencies	65,287	293	(419)	65,161
Mortgage-backed securities	81,890	752	(1,297)	81,345
Obligations of states and political subdivisions	80,206	2,521	(233)	82,494
Corporate debt	35,011	229	(247)	34,993
	$266,367	$3,795	$(2,238)	$267,924
December 31, 2013:
U.S. Treasury securities	$3,069	$12	$(54)	$3,027
Obligations of U.S. government agencies	73,691	488	(860)	73,319
Mortgage-backed securities	79,873	360	(2,373)	77,860
Obligations of states and political subdivisions	82,526	1,467	(1,317)	82,676
Corporate debt	26,958	330	(182)	27,106
	$266,117	$2,657	$(4,786)	$263,988

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2014 and December 31, 2013 follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30,2014
U.S. Treasury securities	$1,924	$(2)	$2,007	$(40)	$3,931	$(42)
Obligations of U.S. Government agencies	14,334	(56)	23,057	(363)	37,391	(419)
Mortgage-backed securities	12,737	(98)	41,249	(1,199)	53,986	(1,297)
Obligations of states and political subdivisions	4,517	(43)	10,473	(190)	14,990	(233)
Corporate debt	13,540	(174)	6,892	(73)	20,432	(247)
Total	$47,052	$(373)	$17,365	$(1,865)	$130,730	$(2,238)
10

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013:
U. S. Treasury securities	$2,002	$(54)	$—	$—	$2,002	$(54)
Obligations of U.S. Government agencies	40,108	(860)	—	—	40,108	(860)
Mortgage-backed securities	51,419	(2,015)	5,664	(358)	57,083	(2,373)
Obligations of states and political subdivisions	33,265	(1,248)	1,083	(69)	34,348	(1,317)
Corporate debt	10,857	(180)	498	(2)	11,355	(182)
Total	$137,651	$(4,357)	$7,245	$(429)	$144,896	$(4,786)

At September 30, 2014, there were sixty securities in an unrealized loss position for greater than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management reviews market rates, the entity’s financial condition and any relevant news items or legal/tax/ regulatory changes. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at September 30, 2014 and December 31, 2013.

The amortized cost and carrying value of available-for-sale debt securities as of September 30, 2014 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2014:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$10,271	$10,360
Due after one through five years	114,769	115,007
Due after five years through ten years	103,673	104,740
Due after ten years	37,654	37,817
	$266,367	$267,924

For the nine months ended September 30, 2014, gross realized gains amounted to $151,000 on securities sold for $10,505,000. For the nine months ended September 30, 2013, gross realized gains amounted to $152,000 on securities sold for $12,428,000. For the nine months ended September 30, 2014, there were $12,000 gross realized losses on securities sold for $2,109,000, but for the nine months ended September 30, 2013, there were no gross realized losses. For the three months ended September 30, 2014, gross realized gains amounted to $112,000 on securities sold for $5,219,000. For the three months ended September 30, 2013, gross realized gains were $37,000 on securities sold for $4,118,000.

11

For the three months ended September 30, 2014, gross realized losses were $12,000 on securities sold for $1,849,000. For the three months ended September 30, 2013, there were no gross realized losses.

At September 30, 2014, securities with an amortized cost of $65,066,000 and fair value of $65,711,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			September 30,
September 30, 2014:	Originated	PNCI	PCI	2014
Commercial real estate	$286,295	$33,076	$1,323	$320,694
Real estate construction	32,738	1,963	—	34,701
Real estate multi-family	43,219	10,502	—	53,721
Real estate 1 to 4 family	114,218	6,015	—	120,233
Commercial & industrial	39,739	9,177	—	48,916
Consumer loans	1,483	—	—	1,483
Gross loans	517,692	60,733	1,323	579,748
Net deferred loan fees	(441)	—	—	(441)
Allowance for loan losses	(10,774)	—	—	(10,774)
Net loans	$506,477	$60,733	$1,323	$568,533

PNCI = purchased, not credit impaired

PCI    = purchased, credit impaired

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2013
Commercial real estate	$285,938	$37,936	$1,325	$325,199
Real estate construction	31,290	3,028	—	34,318
Real estate multi-family	34,357	11,786	—	46,143
Real estate 1 to 4 family	98,196	8,707	—	106,903
Commercial & industrial	38,287	10,217	—	48,504
Consumer loans	1,650	—	—	1,650
Gross loans	489,718	71,674	1,325	562,717
Net deferred loan fees	(495)	—	—	(495)
Allowance for loan losses	(9,869)	(10)	—	(9,879)
Net loans	$479,354	$71,664	$1,325	$552,343

PNCI = purchased, not credit impaired

PCI    = purchased, credit impaired

12

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,215	$717	$465	$2,250	$1,166	$46	$10,859
Provision	—	—	—	—	—	—	—
Charge-offs	(83)	—	—	—	(17)	(6)	(106)
Recoveries	5	—	—	1	14	1	21
Ending balance	$6,632	$567	$263	$2,058	$1,190	$64	$10,774

Ending balance: individually evaluated for impairment	$111	$—	$—	$429	$177	$—	$717
Ending balance: collectively evaluated for impairment	$6,521	$567	$263	$1,629	$1,013	$64	$10,057

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	(83)	(183)	—	(62)	(28)	(26)	(382)
Recoveries	1,057	—	—	2	139	4	1,202
Provision	(105)	16	(30)	330	(158)	22	75
Ending balance	$6,632	$567	$263	$2,058	$1,190	$64	$10,774

Ending balance: individually evaluated for impairment	$111	$—	$—	$429	$177	$—	$717
Ending balance: collectively evaluated for impairment	$6,521	$567	$263	$1,629	$1,013	$64	$10,057
13

	Recorded Investment in Loans at September 30, 2014

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$320,695	$34,701	$53,721	$120,233	$48,916	$1,483	$579,749
Ending balance: individually evaluated for impairment	$10,158	$2,378	$—	$4,292	$2,170	$—	$18,998
Ending balance: collectively evaluated for impairment	$310,537	$32,323	$53,721	$115,941	$46,746	$1,483	$560,751

	Allowance for Credit Losses
	AS of and For the Year Ended December 31, 2013
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$4,812	$857	$	$1,516	$1,875	$64	$9,124
Charge-offs	(262)	(81)	—	(385)	(57)	(7)	(792)
Recoveries	35	50	—	3	73	1	162
Provision	1,178	(92)	293	654	(654)	6	1,385
Ending balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879

Ending balance: individually evaluated for impairment	$165	$—	$—	$254	$176	$—	$595
Ending balance: collectively evaluated for impairment	$5,598	$734	$293	$1,534	$1,061	$64	$9,284
14

	Recorded Investment in Loans at December 31, 2013

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$325,199	$34,318	$46,143	$106,903	$48,504	$1,650	$562,717
Ending balance: individually evaluated for impairment	$17,974	$189	$375	$4,077	$2,497	$—	$25,112
Ending balance: collectively evaluated for impairment	$307,225	$34,129	$45,768	$102,826	$46,007	$1,650	$537,605

		Allowance for Credit Losses

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,331	$742	$329	$1,791	$1,491	$61	$9,745
Charge-offs	(23)	—	—	(141)	(56)	(5)	(225)
Recoveries	2	—	—	1	—	—	3
Provision	211	9	(76)	109	(28)	—	225
Ending balance	$5,521	$751	$253	$1,760	$1,407	$56	$9,748
Ending balance: individually evaluated for impairment	$193	$13	$—	$225	$209	$1	$641

Ending balance: collectively evaluated for impairment	$5,328	$738	$253	$1,535	$1,198	$55	$9,107
15

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2013
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$4,811	$857	$—	$1,516	$1,876	$64	$1,940
Charge-offs	(262)	(81)	—	(385)	(56)	(6)	(62)
Recoveries	6	—	—	2	70	1	71
Provision	966	(25)	253	627	(483)	(3)	(486)
Ending balance	$5,521	$751	$253	$1,760	$1,407	$56	$1,463
Ending balance: individually evaluated for impairment	$193	$13	$—	$225	$209	$1	$210

Ending balance: collectively evaluated for impairment	$5,328	$738	$253	$1,535	$1,198	$55	$1,253

	Recorded Investment in Loans at September 30, 2013

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$333,845	$26,587	$51,094	$108,231	$47,076	$1,691	$568,524
Ending balance: individually evaluated for impairment	$19,010	$192	$643	$3,719	$3,155	$1	$26,720
Ending balance: collectively evaluated for impairment	$314,835	$26,395	$50,451	$104,512	$43,921	$1,690	$541,804
16

	Impaired Loans
	As of and for the nine months ended September 30, 2014

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$3,163	$3,163	$—	$3,161	$126
Commercial real estate construction	2,378	2,561	—	1,849	104
Real estate - multi family	—	—	—	—	—
Residential - 1 to 4 family	1,091	1,091	—	862	35
Commercial and industrial	2,503	3,584	—	2,527	171
Total	9,135	10,399	—	8,399	436

With an allowance recorded

Commercial real estate	$5,092	$5,094	$111	$5,172	$195
Commercial real estate construction	—	—	—	—	—
Residential - 1 to 4 family	3,201	3,352	429	3,323	101
Commercial and industrial	1,570	1,957	177	1,747	14
Consumer	—	—	—	—	—
Total	9,863	10,403	717	10,242	296

Total

Commercial real estate	$8,255	$8,257	$111	$8,333	$321
Commercial real estate construction	2,378	2,561	—	1,849	104
Real estate - multi family	—	—	—	—	—
Residential - 1 to 4 family	4,292	4,443	429	4,185	136
Commercial and industrial	4,073	5,541	177	4,274	185
Consumer	—	—	—	—	—
Grand total	$18,998	$20,802	$717	$18,641	$746
17

	Impaired Loans
	As of and for the year ended December 31, 2013

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$12,397	$13,535	$—	$11,445	$565
Commercial real estate construction	—	—	—	—	—
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	1,163	1,284	—	1,009	37
Commercial and industrial	1,059	1,232	—	1,204	66
Total	14,994	16,426	—	14,042	693

With an allowance recorded
Commercial real estate	$5,577	$5,588	$165	$4,972	$254
Commercial real estate construction	189	196	10	198	18
Residential - 1 to 4 family	2,914	2,923	254	2,989	115
Commercial and industrial	1,438	1,871	166	1,710	15
Total	10,118	10,578	595	9,869	402

Total
Commercial real estate	$17,974	$19,123	$165	$16,417	$819
Commercial real estate construction	189	196	10	198	18
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	4,077	4,207	254	3,998	152
Commercial and industrial	2,497	3,103	166	2,914	81
Grand total	$25,112	$27,004	$595	$23,911	$1,095

Average recorded investment on impaired loans was $18,926,000 for three months ended September 30, 2014; $23,932,000 for nine months ended September 30, 2013; and $27,469,000 for three months ended September 30, 2013.

Interest income on impaired loans of $746,000 was recognized for cash payments received during the nine months ended September 30, 2014, and $1,095,000 was recognized for cash payments received during the year ended December 31, 2013. Interest income recognized for cash payments received for the three months ended September 30, 2014 was $291,000 and for the three months ended September 30, 2013 was $275,000. Interest income recognized for cash payments received for the nine months ended September 30, 2013 was $965,000. The amount of interest on impaired loans not collected for the nine months ended September 30, 2014 was $303,000 and for the year ended December 31, 2013 was $656,000. The cumulative amount of unpaid interest on impaired loans was $3,733,000 for the nine months ended September 30, 2014, and $3,430,000 for the year ended December 31, 2013.

Nonaccrual loans totaled $5,120,000 and $7,351,000 as of September 30, 2014 and December 31, 2013. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified loan agreements, and accruing interest.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	September 30,	December 31,
	2014	2013
Commercial real estate	$2,119	$4,290
Real estate - construction	—	189
Real estate 1 to 4 family	1,129	826
Commercial and industrial	1,872	2,046
Total	$5,120	$7,351

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	September 30, 2014			December 31, 2013
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$8,940	$2,507	$11,447	$6,315	$2,140	$8,455
Real Estate construction	—	—	—	—	189	189
Real estate 1 to 4 family	3,675	—	3,675	2,121	529	2,650
Commercial & industrial	297	1,814	2,111	461	1,951	2,412
Total	$12,912	$4,321	$17,233	$8,897	$4,809	$13,706

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

As of September 30, 2014, there were no commitments for additional funding of troubled debt restructured loans.

	Modifications
	For the nine months
	ended September 30, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$575	$569
Commercial real estate	3	1,454	1,449
Total	4	$2,029	$2,018

All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted. There were no payment defaults during the three month period ended September 30, 2014 that were related to receivables modified as TDRs in the last twelve months.

There were no modifications for the three months ended September 30, 2014. There were no payment defaults during the three month period ended September 30, 2014 that were related to receivables modified as TDRs in the last twelve months.

	Modifications
	For the nine months
	ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real Estate Construction	1	$200	$192
Real estate 1 to 4 family	3	1,248	1,241
Commercial real estate	5	4,065	4,141
Total	9	$5,513	$5,574
20

All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted. There were no payment defaults during the nine month period ended September 30, 2013 that were related to receivables modified as TDRs in the last twelve months.

	Modifications
	For the three months
	ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate-1 to 4 family	2	806	803
Commercial real estate	1	384	394
Total	3	$1,190	$1,197

All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted. There were no payment defaults during the three month period ended September 30, 2013 that were related to receivables modified as TDRs in the last twelve months.

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

Real Estate Construction Loans

O4ur real estate construction loans are generally made to borrowers who are rehabilitating a building, converting a building use from one type of use to another, or developing land and building residential or commercial structures for sale or lease. The borrower’s promissory notes are secured with recorded liens on the underlying property. The borrowers would normally also be required to personally guarantee repayment of the loan. The Bank uses conservative underwriting standards in reviewing applications for credit. Generally, our borrowers have sufficient resources to make the required construction loan payments during the construction and absorption or lease-up period. After construction is complete, the loans are normally paid off from proceeds from the sale of the building or through a refinance to a commercial real estate loan. Risk of loss to the Bank is increased when there are material construction cost overruns, significant delays in the time to complete the project and/or there has been a material drop in the value of the projects in the marketplace since the inception of the loan.

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

	Age Analysis of Past Due Loans
	As of September 30, 2014
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$331	$464	$153	$948	$285,347	$286,295
Real estate construction	—	—	—	—	32,738	32,738
Real estate multi family	—	—	—	—	43,219	43,219
Real estate-1 to 4 family	108	60	—	168	114,050	114,218
Commercial and industrial	58	271	1,852	2,181	37,558	39,739
Consumer	—	—	—	—	1,483	1,483
Total	$497	$795	$2,005	$3,297	$514,395	$517,692

Purchased
Not credit impaired
Commercial real estate	$337	$—	$—	$337	$32,739	$33,076
Real estate construction	—	—	—	—	1,963	1,963
Real estate multi-family	—	—	—	—	10,502	10,502
Real estate-1 to 4 family	—	—	—	—	6,015	6,015
Commercial and industrial	—	—	—	—	9,177	9,177
Total	$337	$—	$—	$337	$60,396	$60,733

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,323	$1,323
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate-1 to 4 family	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,323	$1,323

There were no loans past due over 90 days that were still accruing.

	Age Analysis of Past Due Loans
	As of December 31, 2013
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,403	$—	$2,349	$3,752	$282,186	$285,938
Real estate construction	—	—	—	—	31,290	31,290
Real estate multi family	—	—	—	—	34,357	34,357
Real estate-1 to 4 family	161	75	826	1,062	97,134	98,196
Commercial & industrial	563	210	2,046	2,819	35,468	38,287
Consumer	116	19	—	135	1,515	1,650
Total	$2,243	$304	$5,221	$7,768	$481,950	$489,718

Purchased
Not credit impaired
Commercial real estate	$—	$—	$616	$616	$37,320	$37,936
Real estate construction	—	—	189	189	2,839	3,028
Real estate multi-family	—	—	—	—	11,786	11,786
Real estate-1 to 4 family	—	—	—	—	8,707	8,707
Commercial & industrial	—	—	—	—	10,217	10,217
Total	$—	$—	$805	$805	$70,869	$71,674

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,325	$1,325	$—	$1,325
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate-1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$1,325	$1,325	$—	$1,325

There were no loans past due over 90 days that were still accruing.

	Credit Quality Indicators
	As of December 31, 2013

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$280,356	$2,330	$3,252	$—	$285,938
Real estate construction	29,673	573	1,044	—	31,290
Real estate multi-family	34,357	—	—	—	34,357
Real estate-1 to 4 family	97,514	—	429	253	98,196
Commercial & industrial	36,837	—	1,439	11	38,287
Consumer loans	1,631	—	19	—	1,650
Totals	$480,368	$2,903	$6,183	$264	$489,718

Purchased
Not credit impaired
Commercial real estate	$28,342	$4,951	$4,643	$—	$37,936
Real estate construction	1,520	—	1,508	—	3,028
Real estate multi-family	11,786	—	—	—	11,786
Real estate-1 to 4 family	8,299	—	408	—	8,707
Commercial & industrial	10,217	—	—	—	10,217
Total	$60,164	$4,951	$6,559	$—	$71,674

Purchased
Credit impaired
Commercial real estate					$1,325
Total					$1,325
26

	Credit Quality Indicators
	As of September 30, 2014

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$282,331	$1,921	$2,044	$—	$286,296
Real estate construction	31,603	—	1,135	—	32,738
Real estate multi-family	43,219	—	—	—	43,219
Real estate-1 to 4 family	113,619	—	457	142	114,218
Commercial and industrial	38,766	—	973	—	39,739
Consumer loans	1,483	—	—	—	1,483
Totals	$511,021	$1,921	$4,609	$142	$517,693

Purchased
Not credit impaired
Commercial real estate	$27,233	$—	$5,843	$—	$33,076
Real estate construction	1,963	—	—	—	1,963
Real estate multi-family	10,502	—	—	—	10,502
Real estate-1 to 4 family	5,614	—	401	—	6,015
Commercial and industrial	9,177	—	—	—	9,177
Total	$54,489	$—	$6,244	$—	$60,733

Credit impaired
Commercial real estate					$1,323
Total					$1,323
27

	Credit Quality Indicators
	As of December 31, 2013

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$280,356	$2,330	$3,252	$—	$285,938
Real estate construction	29,673	573	1,044	—	31,290
Real estate multi-family	34,357	—	—	—	34,357
Real estate-1 to 4 family	97,514	—	429	253	98,196
Commercial & industrial	36,837	—	1,439	11	38,287
Consumer loans	1,631	—	19	—	1,650
Totals	$480,368	$2,903	$6,183	$264	$489,718

Purchased
Not credit impaired
Commercial real estate	$28,342	$4,951	$4,643	$—	$37,936
Real estate construction	1,520	—	1,508	—	3,028
Real estate multi-family	11,786	—	—	—	11,786
Real estate-1 to 4 family	8,299	—	408	—	8,707
Commercial & industrial	10,217	—	—	—	10,217
Total	$60,164	$4,951	$6,559	$—	$71,674

Purchased
Credit impaired
Commercial real estate					$1,325
Total					$1,325

(Amounts in thousands)		Non-
	Performing	performing
	At September 30, 2014		Total
Commercial real estate	$318,576	$2,119	$320,695
Real estate construction	34,701	—	34,701
Real estate multi family	53,721	—	53,721
Real estate 1 to 4 family	119,104	1,129	120,233
Commercial and industrial	47,044	1,872	48,916
Consumer	1,483	—	1,483
Totals	$574,629	$5,120	$579,749
28

(Amounts in thousands)		Non-
	Performing	performing
	At December 31, 2013		Total
Commercial real estate	$320,909	$4,290	$325,199
Real estate construction	34,129	189	34,318
Real estate multi family	46,143	—	46,143
Real estate 1 to 4 family	106,077	826	106,903
Commercial and industrial	46,458	2,046	48,504
Consumer	1,650	—	1,650
Totals	$555,366	$7,351	$562,717

NOTE F - BORROWINGS

Federal Home Loan Bank advances

There was an overnight advance dated September 30, 2014 in the amount of $16,000,000 at 0.07% which matured on October 1, 2014.

Notes Payable

On March 27, 2014, FNB Bancorp received funding under a $6,000,000 term loan credit facility. This loan carries a variable rate of interest that fluctuates on a monthly basis. The interest rate is based on the 3 month LIBOR rate plus 4%. Payments of $50,000 in principal plus accrued interest are payable monthly. The first loan payment was due May 1, 2014. The maturity date on this credit facility is March 26, 2019. On the maturity date, all outstanding principal plus accrued interest shall become due and payable. FNB Bancorp has pledged its stock ownership in First National Bank of Northern California as collateral subject to the terms and conditions contained in the Loan Agreement and the Pledge and Security Agreement. FNB Bancorp retains the right to prepay this debt at any time upon not less than 7 days’ prior written notice to Lender. The proceeds from this loan were contributed to the Bank as an additional capital contribution.

This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines.

NOTE G – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at September 30, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,931	$3,931	$—	$—
Obligations of U.S. Government agencies	65,161	—	65,161	—
Mortgage-backed securities	81,345	—	81,345	—
Obligations of states and political subdivisions	82,494	—	82,494	—
Corporate debt	34,993	—	34,993	—
Total assets measured at fair value	$267,924	$3,931	$263,993	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,027	$3,027	$—	$—
Obligations of U.S. Government agencies	73,319	—	73,319	—
Mortgage-backed securities	77,860	—	77,860	—
Obligations of states and political subdivisions	82,676	—	82,676	—
Corporate debt	27,106	—	27,106	—
Total assets measured at fair value	$263,988	$3,027	$260,961	$—
30

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at September 30, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial and industrial	$1,077	—	$—	$1,077
Residential- 1 to 4 family	58	—	—	58
Commercial real estate	368	—	—	368
Total impaired assets measured at fair value	$1,503	$—	$—	$1,503

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial and industrial	$1,908	$—	$—	$1,908
Residential- 1 to 4 family	411	—	—	411
Commercial real estate	2,491	—	—	2,491
Other real estate owned	1,771	—	—	1,771
Total impaired assets measured at fair value	$6,581	$—	$—	$6,581

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

The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Generally, the third party appraisals apply the “market approach,” which is a valuation technique that uses prices and other relevant information generate by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3.

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

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2014:

September 30, 2014	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$15,220	$15,220	$15,220
Interest-bearing time deposits with financial institutions	4,068	4,110		4,110
Securities available for sale	267,924	267,924	3,931	263,993
Loans	579,308	590,639			590,639
Other equity securities	5,769	5,769			5,769
Accrued interest receivable	3,670	3,670		3,670

Financial liabilities:

Deposits	782,156	782,434		782,434
Federal Home Loan Bank advances	16,000	16,000	16,000
Note payable	5,700	5,700		5,700
Accrued interest payable	218	218		218

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,452			1,452

The carrying amount of loans includes $5,120,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2014. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

The carrying amount of loans includes $7,351,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2013. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE G – PREFERRED STOCK

On September 15, 2011, Preferred Stock was issued to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”), as Preferred Stock – Series C – Non-Cumulative. The initial dividend rate was 5%. Depending on the volume of our small business lending, the dividend rate can be reduced to as low as one percent. If lending does not increase in the first two years, the dividend rate will increase to seven percent. Effective January 1, 2014, the effective dividend increased from 5% to 9%.

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed. On January 24, 2014, FNB Bancorp (the “Company”) redeemed all the remaining outstanding preferred shares that had been issued to the United States Treasury Department through the Small Business Lending Fund (“SBLF”) in a cash redemption transaction. Subsequent to this redemption, the United States Treasury Department no longer has an equity interest in the Company of any kind.

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

Recent Accounting Pronouncements

In April 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740). This ASU requires an entity to present in the financial statements an unrecognized tax benefit as a liability and the unrecognized tax benefit should not be combined with deferred tax assets to the extent that a net operating loss carry-forward, tax loss or credit carry-forward is also not available at the reporting date. The amendment is to be applied prospectively to all unrecognized tax benefits and is effective for annual and interim reporting periods beginning after December 15, 2013. This ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on The Company’s consolidated financial statements.

In August 2014, The FASB issued ASU No.2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure). The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of this ASU.

Earnings Analysis

Net earnings for the quarter ended September 30, 2014 were $1,823,000, compared to net earnings of $3,131,000 for the quarter ended September 30, 2013, a decrease of $1,308,000, or 41.8%. Net earnings for the nine months ended September 30, 2014 were $5,286,000 compared to net earnings of $5,440,000 for the nine months ended September 30, 2013, a decrease of $154,000 or 2.8%. Cash dividend payments on the preferred shares outstanding were made as scheduled until redeemed. Net earnings during the nine months ended September 30, 2014 compared to the same period in 2013 benefitted from favorable expense comparisons due partly to the closure of our island of Guam office during the second quarter of 2013.

Net interest income for the quarter ended September 30, 2014 was $8,762,000, compared to $8,699,000 for the quarter ended September 30, 2013. Net interest income for the nine months ended September 30, 2014 was $25,982,000 compared to $26,133,000 for the nine months ended September 30, 2013. Investment yields for the three and nine months ended September 30, 2014 have declined when compared to the same period in 2013 due to declines in market interest rates. Loan yields have also declined due to significant competition by lending competitors.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2014 compared to the three-and nine-month periods ended September 30, 2013.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended September 30,
	2014			2013
(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$572,402	$7,899	5.47%	$543,826	$7,808	5.70%
Taxable securities	192,595	883	1.82%	211,858	911	1.71%
Nontaxable securities (3)	75,192	665	3.51%	73,079	674	3.66%
Fed funds sold	—	—	n/a	9	—	n/a
Int time depos-other fin institutions	4,201	20	1.89%	8,173	35	1.70%
Total interest earning assets	844,390	9,467	4.50%	836,945	9,428	4.47%

Cash and due from banks	18,525			20,448
Premises	12,356			12,708
Other assets	27,951			33,768
Total noninterest earning assets	58,832			66,923
TOTAL ASSETS	$903,222			$903,868

Demand, int bearing	$77,499	16	0.08%	$74,557	24	0.13%
Money market	326,210	309	0.38%	322,949	312	0.38%
Savings	67,643	17	0.10%	61,016	22	0.14%
Time deposits	105,203	130	0.49%	140,965	197	0.55%
FHLB advances	6,022	3	0.20%	12,243	5	0.16%
Note payable	5,785	63	0.04%	—	—	n/a
Fed funds purchased	—	—	n/a	293	—	—
Total interest bearing liabilities	588,362	538	0.36%	612,023	560	0.36%
NONINTEREST BEARING LIABILITIES:
Demand deposits	212,282			193,975
Other liabilities	11,123			8,142
Total noninterest bearing liabilities	223,405			202,117
TOTAL LIABILITIES	811,767			814,140
Stockholders’ equity	91,455			89,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,222			$903,868

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,929	4.20%		$8,868	4.20%

1)	Interest on non-accrual loans is recognized into income on a cash received basis.

2)	Amounts of interest earned include loan fees of $339,000 and $265,000 for the quarters ended September 30, 2014 and 2013, respectively.

3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $167,000 and $169,000 for the quarters ended September 30, 2014 and 2013, respectively, and were derived from nontaxable municipal interest income.

4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
40

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,
	2014			2013
(Dollar amounts in thousands)	Average Balance	Interest	Annualized Average Yield	Average Balance	Interest	Annualized Average Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$568,090	$23,423	5.51%	$549,573	$23,986	5.84%
Taxable securities	189,915	2,577	1.81%	188,059	2,389	1.70%
Nontaxable securities (3)	73,674	1,973	3.58%	73,925	2,018	3.65%
Fed funds sold	11	—	n/a	27	—	n/a
Int time depos-other fin institutions	4,689	66	1.88%	9,723	125	1.72%
Tot interest earning assets	836,379	28,039	4.48%	821,307	28,518	4.64%

Cash and due from banks	18,998			32,446
Premises	12,473			12,725
Other assets	29,397			34,316
Tot noninterest earning assets	60,868			79,487
TOTAL ASSETS	$897,247			$900,794

Demand, int bearing	$78,452	50	0.09%	$76,406	74	0.13%
Money market	323,361	908	0.38%	310,616	1,035	0.45%
Savings	66,477	51	0.10%	63,673	79	0.17%
Time deposits	111,416	408	0.49%	154,984	688	0.59%
FHLB advances	11,996	14	0.16%	4,530	5	0.15%
Note payable	4,039	131	4.34%	—	—	n/a
Fed funds purchased	—	—	—	108	—	—
Tot interest bearing liabilities	595,741	1,562	0.35%	610,317	1,881	0.41%

Demand deposits	201,702			187,743
Other liabilities	10,066			9,740
Tot noninterest bearing liabilities	211,768			197,483
TOTAL LIABILITIES	807,509			807,800
Stockholders’ equity	89,738			92,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$897,247			$900,794

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$26,477	4.23%		$26,637	4.34%

(1)	Interest on non-accrual loans is recognized into income on a cash received basis.

(2)	Amounts of interest earned included loan fees of $996,000 and $856,000 for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $495,000 and $504,000 for the nine months ended September 30, 2014 and 2013, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
41

The various components that contributed to changes in net interest income for the three and nine months ended September 30, 2014 and 2013 are shown in Tables 1 and 2, above. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2014, average loans outstanding represented 67.8% of average earning assets. For the quarter ended September 30, 2013, they represented 65.0% of average earning assets. For the nine months ended September 30, 2014 and 2013, average loans outstanding represented 67.9% and 66.9%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 increased from 4.47% to 4.50%. Average loans increased by $28,576,000, quarter over quarter, while their yield declined from 5.70% to 5.47%. Interest income on total interest earning assets for the quarter increased $39,000 on a fully-taxable equivalent basis.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, the cost on total interest bearing liabilities remained unchanged at 0.36%. Interest on advances from the Federal Home Loan Bank for the quarter ended September 2014 was 0.20%, compared to 0.16% for the quarter ended September 2013. Time deposit interest cost decreased from 0.55% to 0.49%. The time deposit average balance outstanding decreased by $35,762,000, while their expense declined from $197,000 to $130,000. Money market deposits average volume increased $3,261,000, or 1.01%, while their cost was unchanged at 0.38%. Time deposits have been migrating to Money Market accounts during 2014 as rate differences between the two deposit types have narrowed.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, interest income on interest earning assets decreased $479,000 on a fully-taxable equivalent basis, while average earning assets increased $15,072,000. Average loans increased by $18,517,000. Interest on loans decreased $563,000, while their yields decreased 33 basis points. The cost on total interest bearing liabilities decreased from 0.41% to 0.35%. Time deposit averages decreased $43,568,000 and their yield decreased 10 basis points. Money Market deposit average balances increased $12,745,000, and their cost decreased $127,000. For the nine months ended September 30, 2014, Federal Home Loan Bank advances averaged $11,996,000 and their interest cost was $14,000. For the nine months ended September 30, 2013, Federal Home Loan Bank advances averaged $4,530,000, and their interest cost was $5,000.

For the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

42

Table 3	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Three Months Ended September 30, 2014 Compared to 2013
	Interest	Variance Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$91	$(303)	$394
Taxable securities	(28)	60	(88)
Nontaxable securities (1)	(9)	(28)	19
Interest on time deposits with other financial institutions	(15)	4	(19)
Total	$39	$(267)	$306

INTEREST BEARING LIABILITIES
Demand deposits	$8	$9	(1)
Money market	3	6	(3)
Savings deposits	5	7	(2)
Time deposits	67	17	50
FHLB advances	2	—	2
Note payable	(63)	—	(63)
Total	$22	$39	$(17)
NET INTEREST INCOME	$61	$(228)	$289

(1)	Includes tax equivalent adjustment of $167,000 and $169,000 in the three months ended September 30, 2014 and September 30, 2013, respectively.
43

Table 4	FNB BANCORP AND SUBSIDIARY RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Nine Months Ended September 30, 2014 Compared to 2013
	Interest	Variance Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(563)	$(1,371)	$808
Taxable securities	188	164	24
Nontaxable securities (1)	(45)	(38)	(7)
Interest on time deposits with other financial institutions	(59)	6	(65)
Total	$(479)	$(1,239)	$760

INTEREST BEARING LIABILITIES
Demand deposits	$24	$26	$(2)
Money market	127	169	(42)
Savings deposits	29	31	(2)
Time deposits	280	87	193
FHLB advances	(10)	—	(10)
Note payable	(131)	—	(131)
Total	$319	$313	$6
NET INTEREST INCOME	$(160)	$(926)	$766

(1)	Includes tax equivalent adjustment of $495,000 and $504,000 in the nine months ended September 30, 2014 and September 30, 2013, respectively.
44

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2014	2013	Amount	Percent
Service charges	$644	$658	$(14)	-2.1%
Credit card fees	—	6	(6)	-100.0%
Net gain on sale of available-for-sale of securities	100	37	63	170.3%
Bank-owned life insurance policy earnings	86	90	(4)	-4.4%
Other income	211	187	24	12.8%
Total noninterest income	$1,041	$978	$63	6.4%

	Nine months ended September 30,		Variance
(Dollars in thousands)	2014	2013	Amount	Percent
Service charges	$1,928	$1,993	$(65)	-3.3%
Credit card fees	—	16	(16)	-100.0%
Net gain on sale of available-for-sale securities	139	152	(13)	-8.6%
Bank-owned life insurance policy earnings	273	279	(6)	-2.2%
Other income	727	606	121	20.0%
Total noninterest income	$3,067	$3,046	$21	0.7%

Noninterest income consists mainly of service charges on deposits, credit card fees, and several other miscellaneous types of income. During the nine months of 2014, the Bank sold $10,505,000 in investment securities for a pre-tax gain of $151,000. In the same period, the Bank sold $2,109,000 in investment securities at a loss of $12,000. During the nine months of 2013, the Company sold approximately $12,428,000 in investment securities at a pre-tax net gain of $152,000. The sales proceeds were reinvested in a variety of investment securities during the same period.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2014	2013	Amount	Percent
Salaries and employee benefits	$4,241	$4,099	$142	3.5%
Occupancy expense	704	812	(108)	-13.3%
Equipment expense	405	387	18	4.7%
Professional fees	395	405	(10)	-2.5%
FDIC assessment	165	180	(15)	-8.3%
Telephone, postage & supplies	284	271	13	4.8%
Advertising expense	118	70	48	68.6%
Data processing expense	151	163	(12)	-7.4%
Low income housing expenses	109	110	(1)	-0.9%
Surety insurance	68	77	(9)	-11.7%
Directors expense	63	63	0	0.0%
Other real estate owned expense, net	—	22	(22)	-100.0%
Other expense	352	291	61	21.0%
Total noninterest expense	$7,055	$6,950	$105	1.5%

	NONINTEREST EXPENSE
	Nine months ended September 30,		Variance
(Dollars in thousands)	2014	2013	Amount	Percent
Salaries and employee benefits	$12,636	$12,827	$(191)	-1.5%
Occupancy expense	2,078	2,620	(542)	-20.7%
Equipment expense	1,202	1,171	31	2.6%
Professional fees	1,427	1,212	215	17.7%
FDIC assessment	525	540	(15)	-2.8%
Telephone, postage & supplies	883	985	(102)	-10.4%
Advertising	339	363	(24)	-6.6%
Data processing expense	430	489	(59)	-12.1%
Low income housing expenses	329	329	0	0.0%
Surety insurance	202	198	4	2.0%
Directors expense	189	189	0	0.0%
Other real estate owned expense, net	87	100	(13)	-13.0%
Gain on sale of other real estate owned, net	(220)	—	(220)	n/a
Other expense	1,000	1,051	(51)	-4.9%
Total noninterest expense	$21,107	$22,074	$(967)	-4.4%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2014 compared to three months ended September 30, 2013, it represented 60.1% and 59.0% of total noninterest expenses. For the nine months ended September 30, 2014 and 2013, it was 59.9% and 58.1%, respectively, of total noninterest expenses.

Provision for Loan Losses

There was no provision for loan losses for the three months ended September 30, 2014, because the level was considered adequate to provide for probable losses inherent in the loan portfolio. The growth in the loan portfolio has been in-line with management expectations, and credit metrics have continued to improve during the quarter. There was a provision for loan losses of $225,000 for the three months ended September 30, 2013. There was a provision for loan losses of $75,000 and $1,335,000 for the nine months ended September 30, 2014 and 2013, respectively.

The allowance for loan losses was $10,774,000 or 1.86% of total gross loans at September 30, 2014, compared to $9,748,000 or 1.71% of total gross loans at September 30, 2013. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio. Loans charged-off during the first nine months of 2014 were significantly lower than during the same time period during 2013, reflecting the improvement in the level of problem loans within our loan portfolio on a year over year basis. A significant allocation of our allowance for loan losses exists to reflect the degree of uncertainty related to the credit risk and performance of the Oceanic Bank portfolio since its acquisition.

Income Taxes

The effective tax rate for the quarter ended September 30, 2014 was of 33.7% which compares to a 25.1% effective tax rate benefit for the quarter ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and September 30, 2013, was an effective tax rate of 32.8% and 5.7%, respectively. During the third quarter of 2013, the Bank recorded a tax benefit of $1,334,000. This tax benefit was primarily the result of the reversal of our deferred tax valuation reserve. Taxable income levels and forecasted net income have risen to levels where management no longer believes the deferred tax valuation allowance is necessary. All low income housing tax credit carry-forwards are now expected to be realized. Tax preference items which affect our effective tax rate include changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest in come on qualifying loans in Enterprise Zones.

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

The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2014, are adequate to meet its operating needs in 2014 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $907,422,000 at September 30, 2014 from $891,930,000 at December 31, 2013. The increases were primarily $3,936,000 in securities-available-for-sale and $16,190,000 in net loans, with a net decrease of $4,634,000 in all other asset categories

Loans. Gross loans (before net loan fees) at September 30, 2014 were $579,749,000, an increase of $17,032,000 over December 31, 2013. During the first nine months of 2014, gross commercial real estate loans decreased $4,504,000, real estate construction loans increased $383,000, real estate multi-family loans increased $7,578,000, real estate loans secured by 1 to 4 family residences increased $13,330,000, commercial and industrial loans increased $412,000, and consumer loans decreased by $167,000. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO
	September 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2014		2013
Commercial real estate	$320,695	55%	$325,199	58%
Real estate construction	34,701	6%	34,318	6%
Real estate multi family	53,721	9%	46,143	8%
Real estate-1 to 4 family	120,233	21%	106,903	19%
Commercial & industrial	48,916	8%	48,504	9%
Consumer loans	1,483	0%	1,650	0%
Gross loans	579,749	100%	562,717	100%
Net deferred loan fees	(441)	0%	(495)	0%
Total	$579,308	100%	$562,222	100%

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

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2014 and September 30, 2013, respectively, is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
(Dollar amounts in thousands)	Nine months ended September 30,
	2014	2013
Balance, beginning of period	$9,879	$9,124
Provision for loan losses	75	1,335
Recoveries	1,202	79
Amounts charged off	(382)	(790)
Balance, end of period	$10,774	$9,748

During the nine months ended September 30, 2014, there was a provision for loan losses of $75,000, compared to $1,335,000 for the same period in 2013.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2014. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2014, there was $5,875,000 in nonperforming assets, compared to $12,669,000 at December 31, 2013. Nonaccrual loans were $5,120,000 at September 30, 2014, compared to $7,351,000 at December 31, 2013. There were no loans past due 90 days and still accruing at either date.

There was one property valued at $755,000 in Other Real Estate Owned at September 30, 2014, and four properties valued at $5,318,000 in Other Real Estate Owned at December 31, 2013. Three of these were sold in the first nine months of 2014, for a net gain of $220,000. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will not sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Deposits are gathered primarily from our customers in San Francisco, San Mateo and Santa Clara counties. Although the Financial District, Sutter and Guam branches were closed in 2013, there was a modest growth in deposits for the nine months of 2014, with deposits moving towards money market and savings, and away from time deposits. Deposits decreased by $8,066,000 or 1.0% in the third quarter of 2014, primarily an increase of $5,553,000 in noninterest bearing demand deposits, with a decrease of $7,374,000 in interest bearing demand deposits, and a decrease of $6,245,000 in savings, money market and time certificates of deposit.

In September 30, 2014 compared to December 31, 2013, noninterest bearing demand deposits increased by $10,884,000, savings and money market increased by $23,735,000, while interest bearing demand declined $5,957,000 and time deposits declined $20,121,000.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2014:

TABLE 9

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$9,105	$18,754	$27,859
Over three through six months	7,065	25,108	32,173
Over six through twelve months	8,749	11,429	20,178
Over twelve months	9,603	14,218	23,821
Total	$34,522	$69,509	$104,031

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at September 30, 2014 and December 31, 2013 for the Bank:

TABLE 10				Minimum “Well
	September 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2014	2013		Requirements
Total Regulatory Capital Ratio	14.30%	14.12%	≥	10.00%
Tier 1 Capital Ratio	13.05%	12.86%	≥	6.00%
Leverage Ratio	10.16%	9.67%	≥	5.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2014, liquid assets were $287,212,000, or 31.7% of total assets. As of December 31, 2013, liquid assets were $283,538,000, or 31.8% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2014, net loans were at 72.7% of deposits. On December 31, 2013, net loans net loans were at 71.4% of deposits.

For further information on the Company’s cash flow positions refer to the Consolidated Statements of Cash Flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2014 and December 31, 2013, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $145,168,000 and $132,041,000 at September 30, 2014 and December 31, 2013, respectively. As a percentage of net loans, these off-balance sheet items represent 25.5% and 23.9% respectively. The Company does not expect all commitments to be funded.

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

Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures based on criteria established in “Internal Control-Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, (principal executive officer) Chief Financial Officer (principal financial officer) and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2014. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2013 Form 10-K.

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

FNB BANCORP
(Registrant)
Dated:

November 12, 2014.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)
53