Form 10-K
period 2014-12-31
FNB BANCORP/CA/
filed 2015-03-16
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP

(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:	Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $90,926,264

Page 1 of 125 pages

Number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2015

No par value Common Stock – 4,267,818 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2015 annual meeting of shareholders.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements: Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of FNB Bancorp (the “Company”) including State and local issues being addressed in California; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the operating market areas of the Company; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts, and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under “Item 1A – Risk Factors” in this report and other cautionary statements and information set forth in this report should be read carefully, considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiary.

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

As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations there under. Its principal office is located at 975 El Camino Real, South San Francisco, California, 94080, and its telephone number is (650) 588-6800.

The Company owns all of the issued and outstanding shares of common stock of First National Bank of Northern California (“the Bank”), a national banking association. The Company has no other subsidiary.

The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank presently operates twelve full service banking offices in the cities of Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, San Francisco and Sunnyvale. The Bank’s primary business is servicing the business or commercial banking needs of individuals and small to mid-sized businesses within San Mateo, San Francisco and Santa Clara Counties.

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

The Bank’s market areas consist primarily of the counties of San Francisco, San Mateo and Santa Clara. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita incomes in the counties of San Francisco, San Mateo and Santa Clara for the year 2013 were $84,356, $79,893and$70,151, respectively, which represented increases of 14.0%, 12.4% and 12.6%, respectively, over 2011 levels. Management believes per capita income levels grew at single digit growth rates during the year ended December 31, 2014, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department reports unemployment levels of 3.8% in San Francisco County, 3.5% in San Mateo County, 4.5% in Santa Clara County and 6.7% for the State of California, in December 2014. In December 2013, San Francisco County unemployment was 4.8%, San Mateo County was 4.6%, Santa Clara County was 5.7% and the State of California was 7.9%.

A report from the California Employment Development Department (“EDD”), based on information published by America’s Labor Market Information System (ALMIS) Employer Database 2014 2nd Edition, lists the following major employers in San Francisco County: Bechtel, Deloitte, Federal Reserve Bank, GSA Pacific Rim Region, California Pacific Medical Center, Kaiser Permanente Medical Center, San Francisco General Hospital, Pacific Gas & Electric, San Francisco Chronicle, San Francisco State University, UCSF-Medical Center, U.S. Veterans Medical Center and University of California-San Francisco.

The following were listed as major employers in San Mateo County: Gilead Sciences, Kaiser Permanente Medical Group, Mills-Peninsula Medical Center, San Mateo County Human Resources, Oracle Corp., SRI International, Stanford Linear Accelerator, U.S. Interior Department, and Visa International Services Association. The major labor force in San Francisco County and San Mateo County is represented by the service industries, including financial services, educational and health services, professional and business services, leisure and hospitality and state government.

The following were listed as major employers in Santa Clara County: Adobe Systems, Inc., Advanced Micro Devices, Inc., Apple Inc., Bon Appetit-Café, Adobe, California’s Great America, Christopher Ranch, Inc., Fine Pitch, General Motors Advanced Tech, Hewlett-Packard Co., Intel Corp, Kaiser Permanente Medical Center, Kaiser Permanente Medical Group, Lockheed Martin Corp, Lockheed Martin Space Systems, Microsoft Corp, NASA, Net App Inc, Philip Lumileds Lighting Co, San Jose State University, Santa Clara Valley Medical Center, SAP Center At San Jose, Silicon Valley Sports & Entertainment, Stanford University School of Medicine, U.S. Post Office and VA Medical Center-Palo Alto.

The Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products with specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the Internet. The Bank also makes available commercial loans and standby letters of credit, construction, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate loans, home equity lines, Small Business Administration loans, office equipment, leasehold improvement and consumer loans as well as overdraft protection and lines of credit. In addition, the Bank sells travelers checks and cashier’s checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2014, the Bank had a total of 21,146 deposit accounts. The Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2014, the Bank had $1,789,000 in such deposits. There is no concentration of deposits or any customer with 5% or more of the Bank’s total deposits.

At December 31, 2014, the Company had total assets of $917,164,000, net loans of $583,715,000, deposits of $792,194,000, and stockholders’ equity of $97,088,000. The Company competes with approximately 126 other banking or savings institutions in its San Francisco, San Mateo and Santa Clara County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of Santa Clara County is less than 0.01%; of San Mateo County is approximately 2.45%, and 0.05% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2014). See “Competitive Data” below.

Employees

At December 31, 2014, the Company employed 184 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

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

The Company and the Bank are also subject to the applicable provisions of California law to the extent those provisions are not in conflict with or preempted by Federal banking law. This includes regulations of the California Department of Business Oversight.

Capital Standards.

The Board of Governors, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based guidelines for evaluating the capital adequacy of bank holding companies and banks. The Company and the Bank exceed the required minimum ratios for capital adequacy purposes, and are considered “well capitalized” by regulatory definition as of December 31, 2014.

See “Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” below. Also see Note 20 to the Financial Statements incorporated by reference in Item 8 below.

Effective January 1, 2015, the risk-based capital regulations have been amended, as described below under “Prompt Corrective Action” and “Basel III Capital.”

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

The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized” and an “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

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

Effective January 1, 2015, banking organizations like the Company and the Bank must comply with new minimum capital ratio requirements to be phased in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a total capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

The federal bank regulatory agencies have also proposed changes to the prompt corrective action framework (described above under “Prompt Corrective Action”) which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes took effect beginning on January 1, 2015 and will require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.

If the Basel III interim final rules were applied to the Company’s December 31, 2014 financial position, management believes that the Company and the Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement.

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

CRA Compliance

Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of “satisfactory” for CRA compliance.

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

Funds for payment of any cash dividends by the Company could be obtained from its investments, equity sales or dividends received from the Bank. The Bank’s ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the OCC.

The Company has paid quarterly dividends for each quarter commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other relevant factors.

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

As of December 31, 2014, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $16,042,000 on an unsecured basis and $26,736,000 on a fully secured basis, based on regulatory Total Risk-Based Capital of $106,946,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, Santa Clara County and the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2014, there were 28 commercial and savings banking institutions in San Mateo County with a total of $28,495,226,000 in deposits at June 30, 2014. The Bank had a total of 8 offices in the county with total deposits of $697,390,000 at the same date, or 2.47% of the San Mateo County totals. There were 49 banking and savings institutions in the County of San Francisco with a total of $198,620,618,000 in deposits at June 30, 2014. The Bank had a total of 3 offices in the county with total deposits of $93,519,000, or 0.05% of the County of San Francisco totals. There were 49 commercial and savings banking institutions in Santa Clara County with a total of $99,193,496,000 in deposits at June 30, 2014. The Bank had a total of one office in the county, just opened in April, 2014, with total deposits of $239,000 at June 30, 2014. Offices of First National Bank in San Mateo County and the City and County of San Francisco have averaged annual deposit growth of 10.62% over the last two-year period ended June 30, 2014.

General Competitive Factors

In order to compete with the financial institutions in their primary service areas, community banks such as the Bank, use, to the fullest extent possible, the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. The Bank’s management and employees develop a thorough knowledge of local businesses and markets.

Community banks also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture and tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not available at such banks to obtain such services from correspondent banks.

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

Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance is now possible, as is the conduct of commercial banking, merchant banking, and investment management, securities underwriting and insurance within a single financial institution using a structure authorized by the Act.

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

Volker Rule

On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volker rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or the financial stability of the United States. The effective date of the final rule has been extended to July 21, 2016. Neither the Company nor the Bank engages in activities prohibited by the Volker Rule and management does not expect the Volker Rule to have a material impact upon the Company or the Bank.

The Patriot Act

On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which included provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury.

Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001“includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

The effect which the Patriot Act and any amendments to the Patriot Act or any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

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
16

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

The Company’s common stock is not currently listed on any exchange. The common stock is quoted and traded on the OTC Bulletin Board and the OTCBB. They are traded on the NASDAQ in the Over the Counter marketplace. If the Company were to be listed on the NASDAQ, in addition to the rules promulgated by the SEC pursuant to the Act, the Company would be required to comply with the listing standards applicable to all exchange listed companies.

The Company has incurred and it is anticipated that it will continue to incur costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company on the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material effect upon its financial position or results of its operations or its cash flows.

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the United States Department of the Treasury (the “U.S. Treasury”) was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). The Company no longer participates in the CPP.

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

Small Business Jobs Act of 2010

On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are down-streamed to the bank subsidiary) with assets less than $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery.

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

All of the $12,600,000 proceeds from the Company’s sale of its Series C Preferred Stock were immediately applied to the Company’s repurchase of outstanding shares of preferred stock which were issued to the United States Department of the Treasury on February 27, 2009, pursuant to the TARP Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009. The aggregate redemption price for the outstanding shares of preferred stock was $12,654,500. The $54,500 price differential was paid by the Company in cash.

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

Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Company has no trust preferred securities outstanding. The Dodd-Frank Act requires capital re the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

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

Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts until December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio (“DRR”) of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011, which has remained in effect.

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

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time and therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The Effects of Legislation in Response to Credit Conditions. Legislation passed at the federal level and/or by the State of California in response to conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with the Bank. Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

Geographic Concentration. All of the banking offices of the Company are located in the Northern California Counties of San Mateo, Santa Clara and San Francisco. The Company and the Bank conduct business primarily in the San Francisco Bay Area. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this area. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the State government.

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

Commercial loans. As of December 31, 2014, approximately 9% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Worsening economic conditions could make it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

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

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2014, real estate (including construction loans) served as the principal source of collateral with respect to approximately 91% of the Company’s loan portfolio.

A substantial decline in the economy in general, coupled with a continued decline in real estate values in the Company’s primary operating market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. Real estate values have declined, due in part to reduced construction lending, tighter underwriting requirements, and reduced borrower ability to make payments. Real estate loans may pose collection problems, resulting in increased collection expenses, and delays in the ultimate collection of these loans. In addition, acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

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

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2014 and 2013, our OREO totaled $763,000 and $5,318,000, respectively.

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

Dilution of Common Stock. The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 4,259,306 were outstanding at December 31, 2014. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2014, the Company had outstanding options to purchase a total of 461,022 shares of common stock. As of December 31, 2014, 106,119 shares of common stock remained available for grants under the 2008 Stock Option Plan.

The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited, making the ability to raise funds in the future through a stock offering more difficult.

Operating Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system or cyber security failures and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations. Additionally, the Company is dependent on network and computer systems. If these systems and their back-up systems were to fail or were breached, the Company could be adversely affected.

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

Even though the FHLB of San Francisco has announced it does not anticipate that additional capital will be necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of San Francisco could require its members, including the Bank, to contribute additional capital in order to return the FHLB of San Francisco to compliance with capital guidelines.

At December 31, 2014, we held $4.3 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have limited value.

At December 31, 2014, we maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $316,379,000, of which $306,869,000 was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB common stock and certain other qualifying collateral, such as commercial and mortgage loans. We are highly dependent on the FHLB of San Francisco as the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real property. Since its incorporation on February 28, 2001, the Company has conducted its operations at the administrative offices of the Bank, located at 975 El Camino Real, South San Francisco, CA 94080.

The Bank owns the land and building at 975 El Camino Real, South San Francisco, CA 94080. The premises consist of a three-story building of approximately 15,000 square feet and off-street parking for employees and customers of approximately 45 vehicles.

The Buri Buri Branch Office of the Bank is located on the ground floor of the building at 975 El Camino Real, South San Francisco, CA 94080, and administrative offices, including the offices of senior management and credit administration, occupy the second and third floors.

The Bank owns the land and two-story building occupied by the Daly City Branch Office (6600 Mission Street, Daly City, CA 94014); the land and two-story building occupied by the Colma Branch Office (1300 El Camino Real, Colma, CA 94014); the land and two-story building occupied by the Redwood City Branch Office (700 El Camino Real, Redwood City, CA 94063); the land and two-story building occupied by the Millbrae Branch Office (1551 El Camino Real, Millbrae, CA 94030); the land and single-story building occupied by the Half Moon Bay Branch Office (756 Main Street, Half Moon Bay, CA 94019); the land and two-story building occupied by the Pescadero Branch Office (239 Stage Road, Pescadero, CA 94060); and the land and one story building occupied by the Sunnyvale Branch Office (425 South Mathilda Avenue, Sunnyvale, CA 94086). All properties include adequate vehicle parking for customers and employees.

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

As of December 31, 2014, the Bank’s investment in premises and equipment totaled $10,951,000. See Note 7 to the Consolidated Financial Statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 18, 2002, the common stock of the Company has been quoted in the OTC marketplace under the trading symbol, “FNBG.” There has been limited trading in the shares of common stock of the Company. On February 28, 2015, the Company had approximately 700 shareholders of common stock of record.

The following table summarizes sales of the Common Stock of the Company during the periods indicated of which management has knowledge, including the approximate high and low bid prices during such periods and the per share cash dividends declared for the periods indicated. All information has been adjusted to reflect 5% stock dividends paid to shareholders of record December 2, 2013 and payable to shareholders of record on December 15, 2014. The prices indicated below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
2013	High	Low	Declared (1)
First Quarter	$19.23	16.83	$0.09
Second Quarter	19.00	18.14	0.09
Third Quarter	20.95	18.46	0.09
Fourth Quarter	26.67	20.28	0.09

2014
First Quarter	$28.25	26.15	$0.10
Second Quarter	29.25	26.36	0.10
Third Quarter	28.70	27.50	0.10
Fourth Quarter	28.35	26.75	0.10

(1)	See Item 1, “Limitation on Dividends” (following “FDIC Insurance”) in Item 1 (above), for a description of the limitations applicable to the payment of dividends by the Company.
30

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2009 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

FNB Bancorp

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
FNB Bancorp	100.00	137.26	177.82	290.74	468.57	495.04
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank Pink > $500M	100.00	105.64	103.86	114.53	139.20	163.18
31

ITEM 6 - SELECTED FINANCIAL DATA

             The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2014	2013	2012	2011	2010

STATEMENT OF EARNINGS DATA
Total interest income	$36,859	$37,389	$33,588	$32,897	$34,428
Total interest expense	2,093	2,395	2,727	3,327	5,383
Net interest income	34,766	34,994	30,861	29,570	29,045
(Recovery) of provision for loan losses	(1,020)	1,385	1,833	1,750	1,854
Net interest income after provision for loan losses	35,786	33,609	29,028	27,820	27,191
Total noninterest income	6,589	4,183	9,159	5,079	4,574
Total noninterest expenses	27,868	29,028	27,739	27,074	26,873
Earnings before provision for income taxes	14,507	8,764	10,448	5,825	4,892
Provision for income taxes	5,098	1,325	1,645	1,568	1,227
Net earnings	9,409	7,439	8,803	4,257	3,665
Dividends and discount accretion on preferred stock	170	567	658	800	853
Net earnings available to common shareholders	$9,239	$6,872	$8,145	$3,457	$2,812

PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$2.18	$1.66	$2.00	$0.85	$0.69
Diluted	$2.12	$1.63	$1.97	$0.85	$0.69
Cash dividends per share	$0.40	$0.36	$0.16	$0.14	$0.16
Weighted average shares outstanding:
Basic	4,232,000	4,132,000	4,073,000	4,067,000	4,066,000
Diluted	4,367,000	4,225,000	4,137,000	4,088,000	4,066,000
Shares outstanding at period end	4,259,000	4,177,000	4,078,000	4,059,000	4,061,000
Book value per common share	$22.80	$20.30	$20.29	$18.38	$16.88

BALANCE SHEET DATA
Investment securities	264,881	263,988	234,945	187,664	126,189
Net loans	583,715	552,343	541,563	443,721	474,828
Allowance for loan losses	9,700	9,879	9,124	9,897	9,524
Total assets	917,164	891,930	875,340	715,641	714,639
Total deposits	792,194	773,615	768,352	621,778	628,440
Stockholders’ equity	97,088	94,249	95,358	87,196	80,924

SELECTED PERFORMANCE DATA
Return on average assets (2)	1.02%	0.76%	1.03%	0.48%	0.39%
Return on average equity (2)	10.16%	7.38%	9.00%	4.14%	3.48%
Net interest margin	4.21%	4.31%	4.52%	4.88%	4.80%
Average loans as a percentage of average deposits	72.83%	70.09%	69.68%	75.11%	78.18%
Average total stockholders’ equity as a percentage of average total assets	10.09%	10.31%	11.40%	11.62%	11.07%
Common dividend payout ratio	14.01%	15.34%	8.19%	16.52%	22.97%

SELECTED ASSET QUALITY RATIOS
Net loan charge-offs/ total loans	-0.14%	0.11%	0.47%	0.30%	0.45%
Allowance for loan losses/Total Loans	1.63%	1.76%	1.66%	2.18%	1.97%

CAPITAL RATIOS (3)
Total risk-based capital	14.60%	14.30%	14.65%	16.53%	14.93%
Tier 1 risk-based capital	13.34%	13.05%	13.40%	15.27%	13.67%
Tier 1 leverage capital	10.30%	9.81%	9.75%	11.21%	10.52%

(1) Per share data has been adjusted for stock dividends.
(2) Calculated using net earnings available to common shareholders.
(3) Ratios are for the Company, substantially same as Bank regulatory capital ratios.
32

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

The amendment is to be applied prospectively to all unrecognized tax benefits and are effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Earnings Analysis

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

Net interest income for 2014 totaled $34,766,000. Net interest income for 2013 totaled $34,994,000. Net interest income for 2012 totaled $30,861,000. Interest income was $36,859,000 in 2014, a decrease of $530,000 or 1.4% over 2013. Interest income was $37,389,000 in 2013, an increase of $3,801,000 or 11.3% over 2012. Interest income was $33,588,000 in 2012. The decrease in net interest income in 2014 was attributable to a decline in our net interest margin whereby yields on our interest earning assets decreased by more than the reduction of interest expense on our interest bearing liabilities. The increase in net interest income in 2013 was attributable to an increase in loans and taxable securities, and a decrease in interest expense on deposits, coupled with a full year of loans acquired from Oceanic Bank in September 2012. Most of the interest earning assets are tied to the prime lending rate, which did not change during 2012 through 2014. Total nonaccrual loans were $5,648,000 and $7,351,000 as of December 31, 2014 and 2013, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. Average interest earning assets were $840,360,000 in 2014, an increase of $11,985,000 or 1.4% over 2013.

Average interest earning assets were $840,360,000 in 2014, an increase of $11,985,000 or 1.45% over 2013. Average interest earning assets were $828,375,000 in 2013, an increase of $130,858,000 or 18.8% over 2012. The yield on interest earning assets decreased 13 basis points in 2014 compared to 2013, and 32 basis points in 2013 compared to 2012. The principal earning assets were loans, and average loans outstanding increased $17,755,000 in 2014 compared to 2013, and increased $72,416,000 in 2013 compared to 2012. Their yield decreased 28 points in 2014 compared to 2013, and decreased 25 basis points in 2013 compared to 2012. With the Oceanic Bank acquisition, average loans outstanding increased during 2012, 2013 and 2014, reversing a downward trend that occurred in 2011 and 2010 compared to 2009. Interest expense for 2014 totaled $2,093,000, compared to $2,395,000 in 2013. Interest expense in 2013 totaled $2,395,000 compared to $2,727,000 in 2012. The decrease in interest expense during 2014, 2013 and 2012 was caused primarily by rate decreases on deposits, as our rates followed the declines in prevailing short term market interest rates. During 2012 through 2014, the Federal Open Market Committee (“FOMC”) federal funds rate was maintained at a target rate of 0.25%. Average interest bearing liabilities were $594,946,000 in 2014, $610,796,000 in 2013, and $528,861,000 in 2012. This represented a decrease of $15,850,000 in 2014 over 2013, an increase of $81,935,000 in 2013 over 2012. The cost of these liabilities decreased 4 basis points in 2014, compared to 2013, and decreased 13 basis points in 2013 compared to 2012. Time deposit costs decreased 9 basis point in 2014 compared to 2013, and decreased 14 basis points in 2013 compared to 2012. The Bank generally lowered rates paid on interest bearing liabilities throughout 2012 and continued these rate reductions during 2013 and 2014. Management believes that further rate reductions on interest bearing liabilities may be difficult to achieve given the low absolute levels of existing market interest rate.

Net interest income

TABLE 1	Net Interest Income and Average Balances
	2014			2013			2012
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$572,070	$31,355	5.48%	$554,315	$31,937	5.76%	$481,899	$28,942	6.01%
Taxable securities	189,595	3,464	1.83%	191,543	3,283	1.71%	138,629	2,541	1.83%
Nontaxable securities (3)	74,436	2,614	3.51%	73,638	2,684	3.64%	72,765	2,717	3.73%
Federal funds sold	8	—	n/a	20	—	n/a	27	—	n/a
Int on deposits-other finan inst	4,251	81	1.91%	8,859	156	1.76%	4,197	65	1.55%
Total interest earning assets	840,360	37,514	4.46%	828,375	38,060	4.59%	697,517	34,265	4.91%

Cash and due from banks	19,451			28,484			53,081
Premises and equipment	12,326			12,690			12,939
Other assets	29,396			34,276			30,176
Total noninterest earning assets	61,173			75,450			96,196
TOTAL ASSETS	$901,533			$903,825			$793,713

Deposits:
Demand, interest bearing	$77,613	$65	0.08%	$76,754	$92	0.12%	$67,708	$96	0.14%
Money market	326,399	1,212	0.37%	312,608	1,334	0.43%	279,356	1,610	0.58%
Savings	66,695	68	0.10%	63,418	98	0.15%	54,611	109	0.20%
Time deposits	109,743	539	0.49%	147,928	852	0.58%	126,638	909	0.72%
Fed Home Loan Bank advances	10,055	17	0.17%	10,088	19	0.19%	548	3	0.55%
Note payable	4,441	192	4.32%	—	—	—	—	—	—
Total interest bearing liabilities	594,946	2,093	0.35%	610,796	2,395	0.39%	528,861	2,727	0.52%

NONINTEREST BEARING LIABILITIES:
Demand deposits	205,031			190,134			163,255
Other liabilities	10,618			9,729			11,132

Total noninterest bearing liabilities	215,649			199,863			174,387
TOTAL LIABILITIES	810,595			810,659			703,248
Stockholders’ equity	90,938			93,166			90,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$901,533			$903,825			$793,713

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$35,421	4.21%		$35,665	4.31%		$31,538	4.52%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned include loan fees of $1,790,000, $1,159,000 and $1,068,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $655,000, $671,000 and $677,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31
	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) (2)			Increase (decrease) (2)

	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$(582)	$(1,555)	$973	$2,995	$(1,177)	$4,172
Taxable securities	181	214	(33)	742	(228)	970
Nontaxable securities (1)(3)	(70)	(98)	28	(33)	(66)	33
Int time dep-other fin institutions	(75)	6	(81)	91	22	69
Total	$(546)	$(1,433)	$887	$3,795	$(1,449)	$5,244

INTEREST BEARING LIABILITIES:

Demand deposits	$27	$28	$(1)	$4	$17	$(13)
Money market	122	173	(51)	276	418	(142)
Savings deposits	30	33	(3)	11	25	(14)
Time deposits	313	93	220	57	210	(153)
Federal Home Loan Bank advances	2	2	—	(16)	36	(52)
Interest on note payable	(192)	—	(192)	—	—	—
Total	$302	$329	$(27)	$332	$706	$(374)
NET INTEREST INCOME	$(244)	$(1,104)	$860	$4,127	$(743)	$4,870

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.

(2) Increases (decreases) shown are in relation to their effect on net interest income.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable portfolio are $655,000, $671,000 and $677,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and were derived from nontaxable municipal interest income.

There were nominal amounts of federal funds sold in 2014, 2013 and 2012, respectively. Yields on deposits at other financial institutions was 1.91% in 2014, 1.76% in 2013, and 1.55% in 2012. These were deposits acquired in 2012 from Oceanic Bank. On the expense side, the market decline in income on interest-bearing assets was also followed by declines in competitive market rates offered on interest-bearing liabilities.

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

Real estate loans outstanding increased by $28,191,000 in 2014 compared to 2013, and $19,034,000 in 2013 compared to 2012. Bank management maintained conservative underwriting standards during 2012 through 2014, which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

During 2012 through 2014, we priced our loans competitively, and we did not discount our pricing in order to attract new business. The loan loss reserve as a percentage of outstanding loans decreased in 2012, increased during 2013, and declined again during 2014.

The allowance for loan losses totaled $9,700,000, $9,879,000 and $9,124,000 in December 31, 2014, 2013 and 2012, respectively. This represented 1.63%, 1.76%, and 1.66% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least quarterly.

Expected credit losses identified in the Oceanic Bank acquisition in 2012 were accounted for at fair value, resulting in a discount at the time of the acquisition. If expected potential credit losses are actually incurred, they will be evaluated against the discount. Only those losses that occur after the acquisition date or exceed the amount of discount remaining on the acquired Oceanic Bank loan portfolio will be charged to the allowance for loan losses. At December 31, 2014, 2013, and 2012, the remaining discount related to the Oceanic Bank acquisition totaled $1,341,000, $1,963,000 and $3,568,000, respectively.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

		2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$5,549	53.6%	$5,763	57.8%	$4,812	65.7%	$4,745	56.8%	$3,787	57.5%
Real estate construction	849	6.7%	734	6.1%	857	3.4%	1,171	6.2%	1,999	5.7%
Real estate multi family	206	9.1%	293	8.2%	—	n/a	671	8.0%	578	8.8%
Real estate 1 to 4 family	1,965	21.7%	1,788	19.0%	1,516	20.5%	1,592	19.0%	971	14.7%
Commercial & industrial	1,073	8.7%	1,237	8.6%	1,875	10.1%	1,618	9.5%	2,102	12.7%
Consumer loans	58	0.2%	64	0.3%	64	0.3%	100	0.5%	87	0.6%
Total	$9,700	100.0%	$9,879	100.0%	$9,124	100.0%	$9,897	100.0%	$9,524	100.0%

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2014. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis

	For the year ended December 31,
(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Balance at Beginning of Period	$9,879	$9,124	$9,897	$9,524	$9,829
(Recovery) of/povision for Loan Losses	(1,020)	1,385	1,833	1,750	1,854

Charge-offs:
Real Estate	(328)	(728)	(1,216)	(721)	(1,376)
Commercial	(28)	(57)	(1,706)	(651)	(812)
Consumer	(26)	(7)	(11)	(74)	(34)
Total	(382)	(792)	(2,933)	(1,446)	(2,222)

Recoveries:
Real Estate	1,065	88	182	41	50
Commercial	154	73	124	27	6
Consumer	4	1	21	1	7
Total	1,223	162	327	69	63
Net recoveries (charge-offs)	841	(630)	(2,606)	(1,377)	(2,159)

Balance at End of Period	$9,700	$9,879	$9,124	$9,897	$9,524

Percentages
Allowance for loan losses/total loans	1.63%	1.76%	1.66%	2.18%	1.97%
Net (recoveries) charge-offs/real estate loans	-0.14%	0.13%	0.22%	0.18%	0.35%
Net (recoveries) charge-offs/commercial loans	-0.24%	-0.03%	2.85%	1.45%	1.31%
Net charge-offs/consumer loans	1.52%	0.36%	-0.55%	3.13%	1.00%
Net (recoveries) charge-offs/total loans	-0.14%	0.11%	0.47%	0.30%	0.45%
Allowance for loan losses/non-performing loans	171.74%	134.39%	73.14%	51.82%	56.99%

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

Nonperforming Assets.

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2014, 2013 and 2012, had non-accrual loans performed as agreed, approximately $91,000, $79,000, and $807,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 1.0% of total loans at December 31, 2014, 1.3% of total loans at December 31, 2013, and 2.4% of total loans at December 31, 2012. Management believes the current list of past due loans as of December 31, 2014 are collectible and does not anticipate future significant losses that exceed the current allowance for loan losses.

TABLE 5	Analysis of Nonperforming Assets
	December 31
(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$5,648	$7,351	$12,474	$19,098	$16,712
Other real estate owned	763	5,318	6,650	2,747	6,680
Total	$6,411	$12,669	$19,124	$21,845	$23,392

Nonaccrual loans at December 31, 2014 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned properties consist of two construction loans related to single-family home construction, a four-unit apartment building, a retail commercial real estate loan, and a land development parcel. The Bank is actively marketing these properties. However, given current market conditions, there can be no assurance that these properties can be sold in the near future. There were no loans that were over 90 days delinquent that were still accruing interest as of December 31, 2014, 2013 and 2012. There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 2014, 2013 or 2012.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. During the year ended December 31, 2014, the Bank restructured four loans totaling $2,009,000 that were considered troubled debt restructurings. These four loans consist of three commercial real estate loans totaling $1,442,000, and one single family residence loan for $567,000. Total restructured loans outstanding as of December 31, 2014 and 2013 were $16,517,000 and $13,706,000 respectively.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
(Dollar amounts in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Service charges	$2,548	$2,630	$2,903	$(82)	-3.1%	$(273)	-9.4%
Gain-sale of fixed assets	2,085	—	—	2,085	n/a	—	n/a
Bargain purchase gain	—	—	3,666	—	n/a	(3,666)	-100.0%
Credit card fees	—	—	437	—	n/a	(437)	-100.0%
Net gain on sale of
available-for-sale securities	138	324	958	(186)	-57.4%	(634)	-66.2%
Bank owned life insurance policy earnings	359	366	769	(7)	-1.9%	(403)	-52.4%
Break-up fee from terminated
definitive agreement	500	—	—	500	n/a	—	n/a
Other income	959	863	426	96	11.1%	437	102.6%
Total noninterest income	$6,589	$4,183	$9,159	$2,406	57.5%	$(4,976)	-54.3%

Total noninterest income consists mainly of service charges on deposits. The major change in noninterest income during 2012 was the bargain purchase gain of $3,666,000 resulting from the purchase of Oceanic Bank which was completed during September, 2012. The pretax gain on sale of fixed assets in 2014 of $2,085,000 was related to the sale of the Bank’s South Airport Boulevard branch office that was closed in 2013. The sale of the building was completed in the fourth quarter of 2014.

The gain on sale of available-for-sale securities during 2014 and 2013 was derived primarily from the sale of U. S. government and mortgage-backed securities, municipal securities and U. S. Treasury securities; during 2012 from the sale of municipal securities, U.S. government and mortgage-backed securities, and U. S. Treasury securities.

A significant source of other income was dividends on equity securities, which totaled $398,000, $262,000 and $138,000 in the years 2014, 2013, and 2012, respectively. In 2014, the Company received a $500,000 break-up fee from Valley Community Bank when they terminated their definitive agreement to be purchased by the Company in the fourth quarter of 2014. In 2013, $249,000 rental income on other real estate owned was also received.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7	Noninterest Expenses
				Variance		Variance
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
(Dollar amounts in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Salaries and employee benefits	$16,731	$17,156	$15,432	$(425)	-2.5%	$1,724	11.2%
Occupancy expense	2,773	3,166	2,608	(393)	-12.4%	558	21.4%
Equipment expense	1,624	1,549	1,732	75	4.8%	(183)	-10.6%
Professional fees	1,845	1,661	1,585	184	11.1%	76	4.8%
FDIC assessment	655	720	702	(65)	-9.0%	18	2.6%
Acquisition expense	—	—	428	—	n/a	(428)	n/a
Telephone, postage, supplies	1,250	1,220	1,138	30	2.5%	82	7.2%
Advertising expense	414	458	343	(44)	-9.6%	115	33.5%
Data processing expense	572	616	571	(44)	-7.1%	45	7.9%
Low income housing expense	439	438	294	1	0.2%	144	49.0%
Surety insurance	278	265	299	13	4.9%	(34)	-11.4%
Directors expense	252	252	252	—	n/a	—	n/a
Gain on sale of other real estate owned, net	(220)	(96)	(6)	(124)	129.2%	(90)	-1500.0%
Loss on impairment of other real estate owned	—	69	53	(69)	-100.0%	16	30.2%
Other real estate owned expenses, net	87	249	315	(162)	-65.1%	(66)	-21.0%
Other	1,168	1,305	1,993	(137)	-10.5%	(688)	-34.5%
Total noninterest expense	$27,868	$29,028	$27,739	$(1,160)	-4.0%	$1,289	4.6%

Salaries and employee benefits were $16,731,000 in 2014, $17,156,000 in 2013 and $15,432,000 in 2012. Salaries and employee benefits represented 60%, 59% and 56% of noninterest expense for the years 2014, 2013 and 2012, respectively. The increase in salary and employee benefits during 2012 was primarily attributable to the Oceanic Bank acquisition. During 2012, acquisition expenses were the result of investment banking fees of $250,000 and legal and accounting fees in the Oceanic Bank acquisition.

Occupancy expense decreased $393,000 in 2014 as three former Oceanic branches were closed by the second half of 2013, as well as our South San Francisco branch, which was later sold in the last quarter of 2014. Occupancy expense increased $558,000 in 2013, the first year of operations of the acquired Oceanic Bank branches. It increased $277,000 in 2012, in part due to the acquisition of Oceanic Bank branches that occurred in the last quarter of 2012.

The loss on impairment of other real estate owned expense was recorded primarily to reflect the decrease in valuation of our real estate owned properties since their initial value which were established on the foreclosure date. These properties were still on the books in the year the impairment losses were recorded.

Provision for Loan Losses

The provision for loan loss in 2014, 2013 and 2012 was recorded at levels management believed reflected the declining loss exposure identified in the loan portfolio during the year. The allowance for loan losses was $9,700,000 or 1.63% of total gross loans at December 31, 2014. It was $9,879,000 or 1.76% of total gross loans at December 31, 2013. It was $9,124,000 or 1.66% of total gross loans at December 31, 2012. During the fourth quarter of 2014, a reversal of $1,095,000 in loan loss provision was recorded to reflect improving credit metrics that occurred within the loan portfolio during 2014.

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

Balance Sheet Analysis

Total assets of the Company at December 31, 2014 were $917,164,000, compared to $891,930,000 at December 31, 2013 and compared to $875,340,000 at December 31, 2012. Assets averaged $901,533,000 in 2014, $903,825,000 in 2013 and $793,713,000 in 2012. Average earning assets represented 93.2% of total average assets in 2014, 91.7% of total average assets in 2013, and represented 87.9% of total average assets in 2012. Asset growth in 2014 and 2013 was derived by bringing in new business through our existing branch structure. Asset growth in 2012 was derived primarily from the Oceanic Bank acquisition, as well as through organic growth within the existing customer base and the development of new customer relationships.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2014 increased by $31,193,000 or 5.5% from December 31, 2013. Gross loans outstanding at December 31, 2013 increased by $11,535,000 or 2.1% from December 31, 2012. The effect of the recent economic recession was a reduction in the number of applications received for credit during 2011 and 2012. New credit-worthy borrowers were difficult to identify during 2012, and most existing clients were not seeking additional loans, or increases in their credit lines. During 2013, loan volumes increased, but payoffs and reductions in credit line usage kept growth levels low. During 2014, principal changes were a decrease of $6,772,000 in commercial real estate, offset by increases of $5,453,000 in real estate construction, $7,681,000 in real estate multi-family, and $21,829,000 in real estate 1 to 4 family, and smaller increases in commercial and industrial loans, with a nominal decrease in consumer loans.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2010 through December 31, 2014.

TABLE 8	Loan Portfolio
	December 31
	2014		2013		2012		2011		2010
(Dollar amounts in thousands)
Commercial real estate	$318,427	54%	$325,199	58%	$303,860	57%	$257,413	57%	$278,866	57%
Real estate construction	39,771	6%	34,318	6%	18,946	6%	28,229	6%	27,577	6%
Real estate multi family	53,824	9%	46,143	8%	58,004	8%	36,369	8%	42,584	9%
Real estate 1 to 4 family	128,732	22%	106,903	19%	112,719	19%	86,322	19%	71,463	15%
Commercial & industrial	51,662	9%	48,504	9%	55,564	9%	43,074	9%	61,493	13%
Consumer loans	1,448	0%	1,650	0%	1,824	1%	2,335	1%	2,689	0%
Sub total	593,864	100%	562,717	100%	550,917	100%	453,742	100%	484,672	100%
Net deferred loan fees	(449)	0%	(495)	0%	(230)	0%	(124)	0%	(320)	0%
Total	$593,415	100%	$562,222	100%	$550,687	100%	$453,618	100%	$484,352	100%

Loans that are not guaranteed by the U. S. Government contain some level of risk of principal repayment. Real estate and loans supported by UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment, either from the liquidation of collateral or from the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity against the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. A borrower’s preference and interest rate risk tolerance will generally dictate whether to utilize fixed or variable rate financing.

The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2014.

TABLE 9		Maturing
	Maturing	After 1	Maturing
	Within	But Within	After 5
(Dollar amounts in thousands)	1 Year	5 Years	Years	Total
Commercial real estate	$139,942	$118,452	$60,033	$318,427
Real estate construction	17,478	14,795	7,498	39,771
Real estate multi family	23,654	20,021	10,149	53,824
Real estate 1 to 4 family	56,574	47,887	24,271	128,732
Commercial & industrial	22,704	19,217	9,741	51,662
Consumer loans	639	536	273	1,448
Sub total	260,991	220,908	111,965	593,864
Net deferred loan fees	(197)	(167)	(85)	(449)
Total	$260,794	$220,741	$111,880	$593,415

With predetermined fixed interest rates	$65,674	$55,589	$28,174	$149,437
With floating interest rates	195,120	165,152	83,706	443,978
Total	$260,794	$220,741	$111,880	$593,415

Investment Portfolio

The primary purpose of the Bank’s investment portfolio is to ensure the Bank has sufficient available funds to fund the Company’s liquidity needs, including the ability to fund loans or pay down liabilities. The Company’s primary source of funds is the deposit base. If more funds are needed, investment maturities, calls and sales from the investment portfolio may be used. The Bank’s investment portfolio is composed primarily of debt securities of U. S. Government Agencies, mortgage-backed securities that have their principal guaranteed by U. S. Government Agencies, and in obligations of States and their political subdivisions. The Bank believes this provides for an appropriate liquidity level and minimal credit risk.

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2014:

TABLE 10			After		After
	Due		1 Year		5 Years		Due			Maturity
	In 1 Year		Through		Through		After		Fair	In	Average
(Dollar amounts in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury securities	$—	—	$3,958	1.39%	$—	—	$—	—%	$3,958	4.22	1.39%
Obligations of U. S. Government Agencies	7,062	1.72%	49,072	1.30%	6,928	1.96%	—	—	63,062	3.08	1.42%
Mortgage-backed securities	—	—	6,243	1.60%	45,689	2.25%	26,485	2.52%	78,417	8.91	2.29%
Obligations of states and political subdivisions	2,734	2.74%	18,451	2.63%	55,298	2.89%	8,059	3.32%	84,542	6.51	2.87%
Corporate debt	2,017	2.60%	26,377	2.06%	6,508	3.45%	—	—	34,902	3.61	2.35%
Total	$11,813	2.11%	$104,101	1.74%	$114,423	2.60%	$34,544	2.71%	$264,881	5.98	2.26%
45

The following table shows the securities portfolio mix at December 31, 2014, 2013 and 2012.

TABLE 11	Years Ended December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$3,975	$3,958	$3,069	$3,027	$7,145	$7,280
Obligations of U.S. Government Agencies	63,090	63,062	73,691	73,319	71,061	72,260
Mortgage-backed securities	78,076	78,417	79,873	77,860	53,934	55,180
Obligations of states and political subdivisions	82,151	84,542	82,526	82,676	78,147	81,609
Corporate debt	34,931	34,902	26,958	27,106	18,103	18,616
Total	$262,223	$264,881	$266,117	$263,988	$228,390	$234,945

Deposits

During 2014, average deposits were $785,481,000, a decrease of $5,361,000 or 0.68% over 2013. During 2013, average deposits were $790,842,000, an increase of $99,274,000 or 14.35% over 2012. During 2012, average deposits were $691,568,000. The prime lending rate was 3.25% on December 31, 2012, and remained unchanged through December 31, 2014. Deposit interest rates have moved lower in a steady fashion over the last few years. Interest-bearing demand interest rates averaged 0.14% in 2012, 0.12% in 2013 and 0.08% in 2014. Money market deposit costs averaged 0.58% in 2012, 0.43% in 2013 and 0.37% in 2014. Savings rates averaged 0.20% in 2012, 0.15% in 2013 and 0.10% in 2014. Average rates on time certificates of deposit of $100,000 or more were 0.64% in 2012, 0.51% in 2013, and 0.48% in 2014. On certificates under $100,000, average rates were 0.71% in 2012, 0.56% in 2013, and 0.55% in 2014.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2014			2013			2012
(Dollar amounts in thousands)	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$77,613	0.08%	9.9	$76,754	0.12%	9.7	$67,708	0.10%	9.8
Money market	326,399	0.37%	41.6	312,608	0.43%	39.5	279,356	0.60%	40.4
Savings	66,695	0.10%	8.5	63,418	0.15%	8.0	54,611	0.20%	7.9
Time deposits
$100,000 or more	73,803	0.48%	9.4	102,872	0.51%	13.0	90,858	0.60%	13.1
Time deposits
under $100,000	35,940	0.55%	4.6	45,056	0.56%	5.7	35,780	0.70%	5.2
Total interest bearing deposits	$580,450	0.32%	74.0	$600,708	0.40%	75.9	528,313	0.50%	76.4
Demand deposits	205,031	—	26.0	190,134	—	24.1	163,255	—	23.6
Total deposits	$785,481	0.24%	100.0	$790,842	0.30%	100.0	$691,568	0.40%	100.0
46

The following table indicates the maturity schedule of time deposits of $100,000 or more:

TABLE 13	Analysis of Time Deposits $100,000 or more at December 31, 2014
(Dollar amounts in thousands)
			Over Three	Over Six	Over
	Total Deposits of	Three Months	To Six	To Twelve	Twelve
	$100,000 Or More	Or Less	Months	Months	Months
	$70,720	$26,870	$11,816	$15,800	$16,234

Capital

The increases in retained earnings were primarily attributable to retention of net income less cash dividends on preferred stock of $170,000 in 2014, $567,000 in 2013, and $658,000 in 2012; and cash dividends on common stock of $1,294,000 in 2014, $1,054,000 in 2013, and $667,000 in 2012. During 2012, $3,666,000 was added to capital through a bargain purchase gain related to the Oceanic Bank acquisition. During 2013, 25% or $3,150,000 of the Series C Preferred Stock was redeemed, with the remaining amount redeemed on January 23, 2014.

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

On September 15, 2011 the Company issued 12,600 shares of Senior, Non-Cumulative, Perpetual Preferred Stock, Series C, to the U. S. Treasury as part of the Treasury’s Small Business Lending Fund (“SBLF”). The initial dividend rate payable on these shares was 5%. Depending on the volume of small business lending, the dividend rate could have become as low as one percent. If lending did not increase in the first two years, the rate would have increased to seven percent. After 4.5 years, the rate was scheduled to increase to nine percent, assuming the Company had not redeemed the shares.

The SBLF program did not impose the various restrictions (including restrictions on the payment of dividends to holders of Common Stock) as were required under the U. S. Treasury Capital Purchase Program. The shares of Series A and B Preferred Stock issued to the U.S. Treasury, which contained a blended rate of 6.83% to the expected repayment date, were redeemed with the $12,600,000 in proceeds received from the issuance of Series C Preferred Stock.

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 of the Series C Preferred Stock was redeemed. On January 23, 2014, the remaining amount was redeemed.

The following table shows the Bank’s risk-based capital ratios and the leverage ratios at December 31, 2014, 2013 and 2012. The Company’s capital ratios are substantially equivalent to those of the Bank.

TABLE 14					Minimum
					“Well Capitalized”
Regulatory Capital Ratios	2014	2013	2012		Requirements

Total Capital	15.24%	14.12%	14.56%	≥	10.00%
Tier 1 Capital	13.99%	12.86%	13.31%	≥	6.00%
Leverage ratio	10.79%	9.67%	9.68%	≥	5.00%

Liquidity

The Company’s primary source of liquidity on a stand-alone basis (see the discussion under “Limitation on Dividends”) is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-“Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent bank accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2014, the Company’s primary liquidity was 30.82%, compared to 31.79% in 2013, and compared to 31.53% in 2012. Total liquid assets were $282,643,000 in 2014, $283,538,000 in 2013 and $276,022,000 in 2012. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 58% of average total liabilities of $810,595,000 for the year ended December 31, 2014, 79% of average total liabilities of $810,659,000 for the year ended December 31, 2013 and 80% of average total liabilities of $703,248,000 for the year ended December 31, 2012.

As of December 31, 2014, the Company had contractual obligations and other commercial commitments totaling approximately $142,221,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2014. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. For additional information, please see the Consolidated Statements of Cash Flows, in Item 1 of this Form 10-K.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$5,087	$990	$2,031	$915	$1,151
Salary Continuation Agreements	2,665	130	292	240	2,003
Total Contractual Cash Obligations	$7,752	$1,120	$2,323	$1,155	$3,154
					0.27

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$70,472	$45,577	$10,943	$12,841	$1,111
Standby Letters of Credit	5,713	5,713	—	—	—
Other Commercial Commitments	66,036	58,949	6,587	500	—
Total Commercial Commitments	$142,221	$110,239	$17,530	$13,341	$1,111
48

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate was 3.25% at the end of 2009, and it has remained at this level consistently through the reporting date of December 31, 2014.

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

The primary source of liability liquidity is the Bank’s depository customer base. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of eligible total assets, and a Federal Reserve Bank of San Francisco borrowing facility of approximately $61,559,000. Management believes the Company’s liquidity sources at December 31, 2014 are adequate to meet its operating needs in 2015 and into the foreseeable future.

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

The following table includes key ratios, including returns on average assets and equity for the Company.

TABLE 16	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2014	2013	2012
Return on average assets	1.02%	0.76%	1.03%
Return on average equity	10.16%	7.38%	9.00%
Dividend payout ratio	14.01%	15.34%	8.19%
Average equity to assets ratio	10.09%	10.31%	11.40%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2014, using current discount rates, and an estimate of net interest income for 2015 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2014 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2014 and net interest income for 2015 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
	At December 31, 2014
Available for Sale securities
	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$15,504	$8,896	$2,658	$(4,249)	$(13,554)
Change from current	$18,162	$11,554		$(6,907)	$(16,212)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2014

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$35,174	$35,262	$34,766	$33,421	$32,323
Change from current	$408	$496		$(1,345)	$(2,443)
50

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unmodified opinion, as stated in their report which appears on the following page.

Dated: March 16, 2015

52

Report of Independent Registered
Public Accounting Firm

FNB Bancorp

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary, (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

To the Board of Directors and Stockholders

FNB Bancorp

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, FNB Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Sacramento, California

March 16, 2015

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2014 and 2013

Assets
(Dollar amounts in thousands)	2014	2013
Cash and due from banks	$14,978	$14,007
Interest-bearing time deposits with financial institutions	2,784	5,543
Securities available-for-sale, at fair value	264,881	263,988
Other equity securities	5,769	5,300
Loans, net of deferred loan fees and allowance for loan losses of $9,700 and $9,879 on December 31, 2014 and December 31, 2013	583,715	552,343
Bank premises, equipment, and leasehold improvements, net	10,951	12,512
Bank owned life insurance	12,510	12,151
Accrued interest receivable	3,725	3,808
Other real estate owned, net	763	5,318
Goodwill	1,841	1,841
Prepaid expenses	1,045	701
Other assets	14,202	14,418
Total assets	$917,164	$891,930

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$202,811	$198,523
Demand, interest bearing	89,548	80,746
Savings and money market	394,676	370,194
Time	105,159	124,152
Total deposits	792,194	773,615

Federal Home Loan Bank advances	9,000	15,000
Note payable	5,550	—
Accrued expenses and other liabilities	13,332	9,066
Total liabilities	820,076	797,681

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock - series C - no par value, authorized and outstanding 9,450 shares at December 31, 2013 (liquidation preference of $1,000 per share)	—	9,450
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 3,978,505 shares at December 31, 2014 and 4,177,430 shares at December 31, 2013	66,791	59,317
Retained earnings	28,729	26,738
Accumulated other comprehensive earnings (loss), net of tax	1,568	(1,256)
Total stockholders’ equity	97,088	94,249
Total liabilities and stockholders’ equity	$917,164	$891,930

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2014, 2013 and 2012

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2014	2013	2012
Interest income:
Interest and fees on loans	$31,355	$31,937	$28,942
Interest and dividends on taxable securities	3,464	3,283	2,541
Interest on tax-exempt securities	1,959	2,013	2,040
Interst on deposits with other financial institutions	81	156	65
Total interest income	36,859	37,389	33,588
Interest expense:
Interest on deposits	1,884	2,376	2,724
Interest on FHLB advances	17	19	3
Interest on note payable	192	—	—
Total interest expense	2,093	2,395	2,727
Net interest income	34,766	34,994	30,861
(Recovery ) of/provision for loan losses	(1,020)	1,385	1,833
Net interest income after (recovery) of/provision for loan losses	35,786	33,609	29,028
Noninterest income:
Service charges	2,548	2,630	2,903
Gain on sale of premises	2,085	—	—
Credit card fees	—	—	437
Net gain on sale of available-for-sale securities	138	324	958
Earnings on Bank-owned life insurance	359	366	769
Bargain purchase gain	—	—	3,666
Break-up fee from terminated definitive agreement	500	—	—
Other income	959	863	426
Total noninterest income	6,589	4,183	9,159
Noninterest expense:
Salaries and employee benefits	16,731	17,156	15,432
Occupancy expense	2,773	3,166	2,608
Equipment expense	1,624	1,549	1,732
Professional fees	1,845	1,661	1,585
FDIC assessment	655	720	702
Acquisition expense	—	—	428
Telephone, postage, supplies	1,250	1,220	1,138
Advertising expense	414	458	343
Bankcard expense	—	(7)	442
Data processing expense	572	616	571
Low income housing expense	439	438	294
Surety insurance	278	265	299
Director expense	252	252	252
Gain on sale of other real estate owned	(220)	(96)	(6)
Loss on impairment of other real estate owned	—	69	53
Other real estate owned expense	87	249	315
Other expense	1,168	1,312	1,551
Total noninterest expense	27,868	29,028	27,739
Earnings before provision for income taxes	14,507	8,764	10,448
Provision for income taxes	5,098	1,325	1,645
Net earnings	9,409	7,439	8,803
Dividends and discount accretion on preferred stock	170	567	658
Net earnings available to common stockholders	$9,239	$6,872	$8,145

Earnings per share available to common stockholders:
Basic	$2.18	$1.66	$2.00
Diluted	$2.12	$1.63	$1.97
Weighted average shares outstanding:
Basic	4,232	4,132	4,073
Diluted	4,367	4,225	4,140

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Twelve months ended
	December 31,
(Dollar amounts in thousands)	2014	2013	2012
Net earnings	$9,409	$7,439	8,803
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities net of tax (expense) benefit of $(2,020), $3,560, and $(413).	2,905	(4,933)	1,159
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax expense of $57, $133 and $393	(81)	(191)	(565)
Total other comprehensive earnings (loss)	2,824	(5,124)	594
Total comprehensive earnings	$12,233	$2,315	9,397

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Years ended December 31, 2014, 2013 and 2012

					Accumulated
					other
(Shares and dollar amounts in thousands)			Preferred		compre-
			stock		hensive
	Common stock		series	Retained	earnings
	Shares	Amount	C	earnings	(loss)	Total
Balance at December 31, 2011	3,506	$48,895	$12,600	$22,427	$3,274	$87,196
Net earnings		—	—	8,803	—	8,803
Total comprehensive earnings		—	—	—	594	594
Dividends on preferred stock		—	—	(658)	—	(658)
Dividends on common stock		—	—	(667)	—	(667)
Cash in lieu of fractional shares		—	—	(5)	—	(5)
Dividend declared		—	—	(296)	—	(296)
Stock dividend of 5%	176	3,324	—	(3,324)	—	—
Stock options exercised	17	151	—	—	—	151
Tax benefit-options exercised		30	—	—	—	30
Stock-based compensation expense		210	—	—	—	210
Balance at December 31, 2012	3,699	52,610	12,600	26,280	3,868	95,358
Redemption of preferred stock		—	(3,150)	—	—	(3,150)
Net earnings		—	—	7,439	—	7,439
Total comprehensive losses		—	—	—	(5,124)	(5,124)
Dividends on preferred stock		—	—	(567)	—	(567)
Dividends on common stock		—	—	(1,054)	—	(1,054)
Dividend declared		—	—	(398)	—	(398)
Stock dividend of 5%	189	4,958	—	(4,958)	—	—
Stock options exercised	91	1,067	—	—	—	1,067
Cash in lieu of fractional shares		—	—	(4)	—	(4)
Tax benefit-options exercised		354	—	—	—	354
Stock-based compensation expense		328	—	—	—	328
Balance at December 31, 2013	3,979	59,317	9,450	26,738	(1,256)	94,249
Redemption of preferred stock		—	(9,450)	—	—	(9,450)
Net earnings		—	—	9,409	—	9,409
Total comprehensive earnings		—	—	—	2,824	2,824
Dividends on preferred stock		—	—	(170)	—	(170)
Dividends on common stock		—	—	(1,294)	—	(1,294)
Dividend declared		—	—	(486)	—	(486)
Stock dividend of 5%	202	5,468		(5,468)	—	—
Stock options exercised	78	1,216	—	—	—	1,216
Tax benefit-options exercised		483	—	—	—	483
Stock based compensation expense		307	—	—	—	307
Balance at December 31, 2014	4,259	$66,791	$—	$28,729	$1,568	$97,088

 See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$9,409	$7,439	$8,803

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,479	3,708	3,493
Gain on sale of securities available-for-sale	(138)	(324)	(958)
Gain on sale of premises	(2,085)	—	—
Gain on sale of other real estate owned	(220)	(96)	(6)
Loss on impairment of other real estate owned	—	69	53
Stock-based compensation expense	307	328	210
Earnings on bank owned life insurance	(359)	(366)	(769)
(Recovery) of / provision for loan losses	(1,020)	1,385	1,833
Bargain purchase gain	—	—	(3,666)
Deferred tax expense (benefit)	1,131	341	(271)
Excess tax benefit	(483)	(354)	(30)
Change in net deferred loan fees	(46)	265	106
Decrease (Increase) in accrued interest receivable	83	(48)	251
(Increase) decrease in prepaid expense	(344)	671	735
(Increase) decrease in other assets	(2,394)	(278)	(3,177)
Increase in accrued expenses and other liabilities	3,780	1,818	2,537
Net cash provided by operating activities	11,100	14,558	9,144

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	(18,374)
Proceeds from matured/called/sold securities available-for-sale	41,699	53,392	68,205
Purchases of securities available-for-sale	(39,953)	(93,256)	(102,212)
(Purchases) redemptions of other equity securities	(469)	164	(856)
Redemption of time deposits of other banks	2,759	7,673	3,880
Net increase in loans	(26,906)	(12,380)	(1,451)
Increase in bank-owned life insurance	—	—	(1,879)
Proceeds from sale of other real estate owned	1,461	1,384	932
Net investment in other real estate owned	(86)	(25)	(31)
Proceeds from sales of bank premises, equipment, and leasehold improvements	3,097	15	—
Purchases of bank premises, equipment, and leasehold improvements	(645)	(1,068)	(850)
Net cash used in investing activities	(19,043)	(44,101)	(52,636)
60

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)	2014	2013	2012
Cash flows from financing activities:
Net increase in demand and savings deposits	37,572	52,177	60,284
Net decrease in time deposits	(18,993)	(46,914)	(21,379)
Net (repayment) advances of FHLB borrowings	(6,000)	13,780	(4,877)
Proceeds from issuance of note payable	6,000	—	—
Principal repayment on note payable	(450)	—	—
Cash dividends paid on common stock	(1,294)	(1,054)	(667)
Cash in lieu of fractional shares	—	(4)	(5)
Exercise of stock options	1,216	1,067	151
Excess tax benefit	483	354	30
Redemption of preferred stock series C	(9,450)	(3,150)	—
Cash dividends paid on preferred stock series C	(170)	(567)	(658)
Net cash provided by financing activities	8,914	15,689	32,879
Net increase (decrease) in cash and cash equivalents	971	(13,854)	(10,613)
Cash and cash equivalents at beginning of year	14,007	27,861	38,474
Cash and cash equivalents at end of year	$14,978	$14,007	$27,861

Additional cash flow information:
Interest paid	$2,135	$2,519	$2,676
	2,590	1,235	1,907

Non-cash investing and financing activities:
Accrued dividends	486	398	296
Change in fair value of available-for-sale securities, net of tax effect	2,824	(5,124)	594
Loans transferred to other real estate owned	—	—	4,863
Loans to finance sales of other real estate owned	3,400	—	—
Stock dividends of 5%	5,468	4,958	3,324

Acquisition:
Assets acquired	—	—	117,929
Liabilities assumed	—	—	114,263

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)	The Company and Summary of Significant Accounting Policies

FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo, San Francisco and Santa Clara Counties, and operates a loan production office in Santa Clara County.

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

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are restricted balances at the Federal Reserve Bank of San Francisco which relate to a minimum cash reserve requirement of approximately $1,189,000 and $1,278,000 at December 31, 2014 and 2013, respectively.

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company did not have any investments in the held-to-maturity portfolio at December 31, 2014 or 2013. Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

An impairment charge will be recorded if the Company has the intent to sell a security that is currently in an unrealized loss position or where the Company may be required to sell a security that is currently in an unrealized loss position. A decline in the fair value of any security available-for-sale or held-to-maturity below cost that is deemed other than temporary will cause a charge to earnings to be recorded and the corresponding establishment of a new cost basis for the security. Amortization of premiums and accretion of discounts on debt securities are included in interest income over the life of the related security held-to-maturity or available-for-sale using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

All derivatives contracts and instruments are recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2014 or 2013.

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

December 31, 2014, 2013 and 2012

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

Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms, once the borrower has demonstrated a history of at least six months repayment. A loan is considered to be a troubled debt restructuring when the Company, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that makes it easier for the debtor to make their required loan payments. The concession may take the form of a temporary reduction in the interest rate or monthly payment amount due or may extend the maturity date of the loan. Other financial concessions may be agreed to as conditions warrant. Troubled debt restructured loans are accounted for as impaired loans. For an impaired loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

Loans acquired in business combinations are recorded on a loan-by-loan basis at their estimated fair value. The Company uses third party valuation specialists to determine the estimated fair value on all acquired loans. The Company acquires both performing and impaired loans (loans acquired with evidence of credit quality deterioration at the time of purchase) in its acquisitions. For acquired performing loans, any discount or premium related to fair value adjustments at the time of purchase is recognized as interest income over the estimated life of the loan using the effective yield method. Loans acquired with evidence of credit quality deterioration, at the time of purchase, are accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30 Loans”). For ASC 310-30 loans, the excess of cash flows expected to be collected over a loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan using the effective yield method. The acquisition date estimates of accretable yield may subsequently change due to changes in management’s estimates of timing and amounts of expected cash flows.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The excess of the contractual amounts due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and is considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at acquisition date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in cash flows attributable to credit deterioration are recognized by recording additional provision for loan losses.

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2014. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company may make loans to facilitate the sale of foreclosed real estate. Gains and losses on financed sales are recorded in accordance with the appropriate accounting standard, taking into account the buyer’s initial and continuing investment in the property, potential subordination and transfer of ownership.

(i)	Goodwill and Other Intangible Assets

Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2014 and found no impairment.

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

On November 17, 2014, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend which resulted in approximately 202,505 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on January 16, 2015, to stockholders of record on December 15, 2014. The earnings per share data for all periods presented have been adjusted for stock dividends. However, the Consolidated Statement of Changes in Stockholders’ Equity shows the historical rollforward of stock options declared.

(l)	Other Income

Other income includes the following major items:

(Dollar amounts in thousands)	2014	2013	2012
Dividend income-other equity securities	$398	$262	$138
Rental income-other real estate owned	199	249	48
All other items	362	352	240
Total other income	$959	$863	$426
66

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(m)	Other Expense

Other expense includes the following major items:

(Dollar amounts in thousands)	2014	2013	2012
Dues and memberships	115,000	109,000	111,000
Real estate appraisals	64,000	129,000	72,000
Training and seminars	63,000	86,000	82,000
Amortization of deposit premium	60,000	68,000	100,000
Mastercard	101,000	98,000	97,000
Dunbar courier fees	129,000	113,000	107,000
OCC Assessment	221,000	215,000	171,000
All other items	415,000	494,000	811,000
	$1,168,000	$1,312,000	$1,551,000

(n)	Income Taxes

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

The Company had unrecognized tax benefits of $718,000 as of December 31, 2014 and 2013, respectively. These unrecognized tax benefits are related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The Bank is currently being audited by the Franchise Tax Board for the years ended December 31, 2005 through 2008, and the outcome of these audits is uncertain.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2014 and 2013, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

At December 31, 2014, the Bank had a $2,331,000 investment in five partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in the fourth quarter of 2014, and prior per share amounts have been adjusted to reflect the 5% stock dividend.

(Number of shares in thousands)	2014	2013	2012
Weighted average common shares outstanding-used in computing basic earnings per share	4,232	4,132	4,073
Dilutive effect of stock options outstanding, using the treasury stock method	135	93	67
Shares used in computing diluted earnings per share	4,367	4,225	4,140

Anti-dilutive options not included	70,653	179,624	271,655

(p)	Stock Option Plans

Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense on the consolidated statements of earnings for the three years ended December 31, 2014, 2013 and 2012. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair values hierarchy are recognized at the actual date of the event or circumstance that caused the transfer.

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

(t)	Comprehensive Income

Certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(u)	Note Payable

The Company obtained a corporate loan with a five year term, for $6,000,000, payable at $50,000 principal monthly, plus interest, and is based on the 3-month LIBOR rate plus 4%.

(v)	Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity). FHLB stock is recorded at cost.

(w)	Reclassifications

Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

(x)	Recent Accounting Pronouncements

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

December 31, 2014, 2013 and 2012

(2) Oceanic Bank Acquisition

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

Cash and due from banks includes balances with the Federal Reserve Bank of San Francisco (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2014 and 2013, the Bank maintained deposits in excess of the FRB reserve requirement, which was $1,189,000 and $1,278,000, respectively.

(4)	Securities Available-for-Sale

The amortized cost and fair values of securities available-for-sale are as follows:

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
December 31, 2014:
U.S. Treasury securities	$3,975	$12	$(29)	$3,958
Obligations of U.S. government agencies	63,090	270	(298)	63,062
Mortgage-backed securities	78,076	1,002	(661)	78,417
Obligations of states and political subdivisions	82,151	2,534	(143)	84,542
Corporate debt	34,931	176	(205)	34,902
	$262,223	$3,994	$(1,336)	$264,881

December 31, 2013:
U.S. Treasury securities	$3,069	$12	$(54)	$3,027
Obligations of U.S. government agencies	73,691	488	(860)	73,319
Mortgage-backed securities	79,873	360	(2,373)	77,860
Obligations of states and political subdivisions	82,526	1,467	(1,317)	82,676
Corporate debt	26,958	330	(182)	27,106
	$266,117	$2,657	$(4,786)	$263,988

An analysis of gross unrealized losses within the available-for-sale investment securities portfolio as of December 31, 2014 and December 31, 2013 follows:

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2014:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$—	$—	$2,015	$(29)	$2,015	$(29)
Obligations of U.S. government agencies	13,178	(43)	19,116	(255)	32,294	(298)
Mortgage-backed securities	5,056	(10)	36,382	(651)	41,438	(661)
Obligations of states and political subdivisions	8,678	(49)	5,696	(94)	14,374	(143)
Corporate debt	18,065	(125)	4,919	(80)	22,984	(205)
Total	$44,977	$(227)	$68,128	$(1,109)	$113,105	$(1,336)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2013:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$2,002	$(54)	$—	$—	$2,002	$(54)
Obligations of U.S. government agencies	40,108	(860)	—	—	40,108	(860)
Mortgage-backed securities	51,419	(2,015)	5,664	(358)	57,083	(2,373)
Obligations of states and political subdivisions	33,265	(1,248)	1,083	(69)	34,348	(1,317)
Corporate debt	10,857	(180)	498	(2)	11,355	(182)
Total	$137,651	$(4,357)	$7,245	$(429)	$144,896	$(4,786)
72

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

At December 31, 2014, there were forty-eight securities in an unrealized loss position for greater than 12 consecutive months, and thirty-six securities in an unrealized loss position for under 12 months. At December 31, 2013, there were five securities in an unrealized loss position for greater than 12 consecutive months, and one hundred twelve securities in an unrealized loss position under 12 months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2014 and 2013. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and fair value of debt securities as of December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$11,737	$11,813
Due after one through five years	103,789	104,101
Due after five years through ten years	112,622	114,423
Due after ten years	34,075	34,544
	$262,223	$264,881

At December 31, 2014 and 2013, securities with an amortized cost of $77,808,000 and $70,678,000, and fair value of $78,617,000 and $70,640,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

The following table summarizes Other Equity Securities Outstanding:

(Dollar amounts in thousands)
Equity Securities	December 31,	December 31,
	2014	2013
Federal Home Loan Bank stock	4,258	3,988
Federal Reserve Bank stock	1,260	1,062
Pacific Coast Bankers Bank	145	145
Texas Independent Bank	106	212
Totals	5,769	5,407

As of December 31, 2014 and 2013, the Bank had investments in Federal Home Loan Bank stock classified as other equity security in the accompanying consolidated balance sheets of $4,258,000 and $3,988,000, respectively. As of December 31, 2014 and 2013, the Bank had investments in FRB of$1,260,000 and $1,062,000, respectively, also carried among other equity securities. These investments are carried at cost, and evaluated periodically for impairment. Federal Home Loan Bank and FRB stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(5)	Loans

Loans are summarized as follows at December 31:

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2014
Commercial real estate	$285,252	$31,852	$1,323	$318,427
Real estate construction	37,827	1,944	—	39,771
Real estate multi-family	43,379	10,445	—	53,824
Real estate 1 to 4 family	123,522	5,210	—	128,732
Commercial & industrial	42,551	9,111	—	51,662
Consumer loans	1,448	—	—	1,448
Gross loans	533,979	58,562	1,323	593,864
Net deferred loan fees	(449)	—	—	(449)
Allowance for loan losses	(9,700)	—	—	(9,700)
Net loans	$523,830	$58,562	$1,323	$583,715

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2013
Commercial real estate	$285,938	$37,936	$1,325	$325,199
Real estate construction	31,290	3,028	—	34,318
Real estate multi-family	34,357	11,786	—	46,143
Real estate 1 to 4 family	98,196	8,707	—	106,903
Commercial & industrial	38,287	10,217	—	48,504
Consumer loans	1,650	—	—	1,650
Gross loans	489,718	71,674	1,325	562,717
Net deferred loan fees	(495)	—	—	(495)
Allowance for loan losses	(9,869)	(10)	—	(9,879)
Net loans	$479,354	$71,664	$1,325	$552,343

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows. The following tables include originated and purchased non-credit impaired loans.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Allowance for Credit Losses
	As of and For the Year Ended December 31, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	(83)	(183)	—	(62)	(28)	(26)	(382)
Recoveries	1,062	—	—	3	154	4	1,223
(Recovery) of /provision	(1,193)	298	(87)	236	(290)	16	(1,020)
Ending balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700

Ending balance: individually evaluated for impairment	$101	$—	$—	$432	$225	$8	$766
Ending balance: collectively evaluated for impairment	$5,448	$849	$206	$1,533	$848	$50	$8,934

	Recorded Investment in Loans at December 31, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$318,427	$39,771	$53,824	$128,732	$51,662	$1,448	$593,864

Ending balance: individually evaluated for impairment	$9,530	$2,373	$—	$4,333	$2,315	$64	$18,615

Ending balance: collectively evaluated for impairment	$308,897	$37,398	$53,824	$124,399	$49,347	$1,384	$575,249

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Allowance for Credit Losses
	As of and For the Year Ended December 31, 2013
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$4,812	$857	$—	$1,516	$1,875	$64	$9,124
Charge-offs	(262)	(81)	—	(385)	(57)	(7)	(792)
Recoveries	35	50	—	3	73	1	162
Provision	1,178	(92)	293	654	(654)	6	1,385
Ending balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879

Ending balance: individually evaluated for impairment	$165	$—	$—	$254	$176	$—	$595
Ending balance: collectively evaluated for impairment	$5,598	$734	$293	$1,534	$1,061	$64	$9,284

	Recorded Investment in Loans at December 31, 2013
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$325,199	$34,318	$46,143	$106,903	$48,504	$1,650	$562,717

Ending balance: individually evaluated for impairment	$17,974	$189	$375	$4,077	$2,497	$—	$25,112

Ending balance: collectively evaluated for impairment	$307,225	$34,129	$45,768	$102,826	$46,007	$1,650	$537,605

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Allowance for Credit Losses
	As of and For the Year Ended December 31, 2012
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$4,745	$1,171	$671	$1,592	$1,618	$100	$9,897
Charge-offs	(738)	(54)	(242)	(182)	(1,705)	(11)	(2,932)
Recoveries	171	—	—	11	124	21	327
Provision	634	(260)	(429)	95	1,839	(46)	1,833
Ending balance	$4,812	$857	$—	$1,516	$1,875	$64	$9,125

Ending balance: individually evaluated for impairment	$415	$232	$—	$306	$384	$—	$1,337
Ending balance: collectively evaluated for impairment	$4,397	$625	$—	$1,210	$1,491	$64	$7,787

	Recorded Investment in Loans at December 31, 2012
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$303,860	$18,946	$58,004	$112,719	$55,564	$1,824	$550,917

Ending balance: individually evaluated for impairment	$16,099	$681	$—	$4,771	$4,167	$—	$25,718

Ending balance: collectively evaluated for impairment	$287,761	$18,265	$58,004	$107,948	$51,397	$1,824	$525,199

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Impaired Loans
	As of and for the year ended December 31, 2014

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$4,462	$5,333	$—	$4,473	$304
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	1,594	1,737	—	1,379	67
Commercial and industrial	582	939	—	788	54
Consumer	—	—	—	—	—
Total	9,011	10,565	—	8,486	575

With an allowance recorded
Commercial real estate	$5,068	$5,071	$101	$5,127	$258
Residential- 1 to 4 family	2,739	2,754	432	2,759	111
Commercial and industrial	1,733	2,100	225	1,907	33
Consumer	64	64	8	67	5
Total	9,604	9,989	766	9,860	407

Total
Commercial real estate	$9,530	$10,404	$101	$9,600	$562
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	4,333	4,491	432	4,138	178
Commercial and industrial	2,315	3,039	225	2,695	87
Consumer	64	64	8	67	5
Grand total	$18,615	$20,554	$766	$18,346	$982

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Impaired loans
	As of and for the year ended December 31, 2013

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$12,397	$13,535	$—	$11,445	$565
Commercial real estate construction	—	—	—	—	—
Real estate multi family	375	375	—	384	25
Residential- 1 to 4 family	1,163	1,284	—	1,009	37
Commercial and industrial	1,059	1,232	—	1,204	66
Consumer	—	—	—	—	—
Total	14,994	16,426	—	14,042	693

With an allowance recorded
Commercial real estate	$5,577	$5,588	$165	$4,972	$254
Commercial real estate construction	189	196	—	198	18
Real estate multi family	—	—	—	—	—
Residential- 1 to 4 family	2,914	2,923	254	2,989	115
Commercial and industrial	1,438	1,871	176	1,710	15
Consumer
Total	10,118	10,578	595	9,869	402

Total
Commercial real estate	$17,974	$19,123	$165	$16,417	$819
Commercial real estate construction	189	196	—	198	18
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	4,077	4,207	254	3,998	152
Commercial and industrial	2,497	3,103	176	2,914	81
Consumer	—	—	—	—	—
Grand total	$25,112	$27,004	$595	$23,911	$1,095

There has been no additional impairment recognized on purchased credit impaired loans subsequent to acquisition.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Impaired Loans
	As of and for the year ended December 31, 2012

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$10,666	$11,580	$—	$4,874	$86
Commercial real estate construction	—	—	—	6,187	333
Residential- 1 to 4 family	1,052	1,147	—	1,065	55
Commercial and industrial	2,202	2,338	—	2,298	120
Consumer	—	—	—	—	—
Total	13,920	15,065	—	14,424	594

With an allowance recorded
Commercial real estate	$5,433	$5,433	$415	$5,685	$240
Commercial real estate construction	681	798	232	798	4
Residential- 1 to 4 family	3,719	3,722	306	3,283	150
Commercial and industrial	1,965	2,427	384	2,328	30
Consumer	—	—	—	—	—
Total	11,798	12,380	1,337	12,094	424

Total
Commercial real estate	$16,099	17,013	$415	$10,559	326
Commercial real estate construction	681	798	232	6,985	337
Residential - 1 to 4 family	4,771	4,869	306	4,348	205
Commercial and industrial	4,167	4,765	384	4,626	$150
Consumer	—	—	—	—	—
Grand total	$25,718	$27,445	$1,337	$26,518	$1,018

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Nonaccrual loans totaled $5,648,000 and $7,351,000 as of December 31, 2014 and 2013. Not all impaired loans are in a nonaccrual status. The majority of the difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

	Loans on Nonaccrual Status as of
	December 31,	December 31,
(Dollar amounts in thousands)	2014	2013
Commercial real estate	$2,111	$4,290
Real estate - construction	—	189
Real estate 1 to 4 family	1,181	826
Commercial & industrial	2,292	2,046
Consumer	64	—
Total	$5,648	$7,351

Interest income on impaired loans of $982,000, $1,095,000 and $1,018,000 was recognized based upon cash payments received in 2014, 2013, and 2012, respectively. The amount of interest on impaired loans not collected in 2014, 2013 and 2012, was $91,000, $79,000 and $807,000, respectively. The cumulative amount of unpaid interest on impaired loans was $2,944,000, $2,854,000 and $2,774,000 at December 31, 2014, 2013 and 2012, respectively.

The following is a summary of the principal amounts outstanding for troubled debt restructurings added during the years ended December 31, 2014 and 2013.

	Modifications
	For the Year Ended December 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	3	$1,442	$1,442
Real estate 1 to 4 family	1	567	567
Total	4	$2,009	$2,009
81

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Modifications
	For the Year Ended December 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	6	$4,566	$4,566
Real Estate-construction	1	189	189
Real estate 1 to 4 family	3	1,236	1,236
Total	10	$5,991	$5,991

	Modifications
	For the Year Ended December 31, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	3	$1,409	$1,409
Real estate 1 to 4 family	3	1,446	1,446
Commercial & industrial	7	2,723	2,723
Total	13	$5,578	$5,578

During the years ended December 31, 2014, 2013 and 2012, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

The following is a summary of the principal amounts outstanding for troubled debt restructurings at December 31, 2014 and 2013.

	Total troubled debt restructurings outstanding at year end
(dollars in thousands)	December 31, 2014			December 31, 2013
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$7,407	$2,091	$9,498	$6,315	$2,140	$8,455
Real Estate construction	1,304	—	1,304	—	189	189
Real estate 1 to 4 family	3,153	508	3,661	2,121	529	2,650
Commercial & industrial	294	1,760	2,054	461	1,951	2,412
Total	$12,158	$4,359	$16,517	$8,897	$4,809	$13,706
82

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Age Analysis of Past Due Loans
	As of December 31, 2014
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$8	$879	$—	$887	$284,365	$285,252
Real estate construction	—	708	—	708	37,119	37,827
Real estate multi family	3,575	—	—	3,575	39,804	43,379
Real estate 1 to 4 family	330	200	1,112	1,642	121,880	123,522
Commercial & industrial	775	73	1,710	2,558	39,993	42,551
Consumer	—	—	64	64	1,384	1,448
Total	$4,688	$1,860	$2,886	$9,434	$524,545	$533,979

Purchased
Not credit impaired
Commercial real estate	$—	$—	$—	—	$31,852	$31,852
Real estate construction	—	—	—	—	1,944	1,944
Real estate multi-family	—	—	—	—	10,445	10,445
Real estate 1 to 4 family	—	400	—	400	4,810	5,210
Commercial & industrial	—	—	—	—	9,111	9,111
Total	$—	$400	$—	$400	$58,162	$58,562

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,323	$1,323
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,323	$1,323
83

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

All nonaccrual loans are included among loans that are over 90 days past due. At December 31, 2014 and 2013, there were no loans past due greater than 90 days and still accruing interest.

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Credit Quality Indicators
	As of December 31, 2014
(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$281,216	$1,913	$2,031	$92	$285,252
Real estate construction	36,692	—	1,135	—	37,827
Real estate multi-family	43,379	—	—	—	43,379
Real estate 1 to 4 family	122,499	—	1,023	—	123,522
Commercial & industrial	41,394	—	1,157	—	42,551
Consumer loans	1,384	—	64	—	1,448
Totals	$526,564	$1,913	$5,410	$92	$533,979

Purchased
Not credit impaired
Commercial real estate	$26,009	$—	$5,843	$—	$31,852
Real estate construction	1,944	—	—	—	1,944
Real estate multi-family	10,445	—	—	—	10,445
Real estate 1 to 4 family	4,810	—	—	400	5,210
Commercial & industrial	9,111	—	—	—	9,111
Total	$52,319	$—	$5,843	$400	$58,562

Purchased
Credit impaired
Commercial real estate					$1,323
Total					$1,323

Purchased credit impaired loans are not included in the Company’s risk-rated methodology.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

	Credit Quality Indicators
	As of December 31, 2013
(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$280,356	$2,330	$3,252	$—	$285,938
Real estate construction	29,673	573	1,044	—	31,290
Real estate multi-family	34,357	—	—	—	34,357
Real estate 1 to 4 family	97,514	—	429	253	98,196
Commercial & industrial	36,837	—	1,439	11	38,287
Consumer loans	1,631	—	19	—	1,650
Totals	$480,368	$2,903	$6,183	$264	$489,718

Purchased
Not credit impaired
Commercial real estate	$28,342	$4,951	$4,643	$—	$37,936
Real estate construction	1,520	—	1,508	—	3,028
Real estate multi-family	11,786	—	—	—	11,786
Real estate 1 to 4 family	8,299	—	408	—	8,707
Commercial & industrial	10,217	—	—	—	10,217
Total	$60,164	$4,951	$6,559	$—	$71,674

Purchased
Credit impaired
Commercial real estate					$1,325
Total					$1,325

Purchased credit impaired loans are not included in the Company’s risk-rated methodology.

(6)	Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows:

	Year ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Beginning balance, net	$5,318	$6,650	$2,747
Additions/transfers from loans	86	25	4,894
Disposition/sales	(4,641)	(1,288)	(932)
Valuation adjustments	—	(69)	(59)
Ending balance, net	$763	$5,318	$6,650
Ending valuation allowance	$—	$(122)	$(1,965)
Ending number of foreclosed assets	1	4	5
Proceeds from sale of foreclosed assets	$1,461	$1,384	$932
Loans to finance sale of Other Real Estate Owned	$3,400	—	—
Gain on sale of foreclosed assets	$220	$96	$6
88

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

(Dollar amounts in thousands)	2014	2013
Balance, beginning of year	$11,082	$10,225
Additions	6,041	6,990
Repayments	(8,048)	(6,133)
Balance, end of year	$9,075	$11,082

Related party deposits	$7,035	$3,491

(8)	Bank Premises, Equipment, and Leasehold Improvements

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2014	2013
Buildings	$9,856	$10,460
Equipment & furniture	8,934	8,722
Leasehold improvements	1,496	1,714
	20,286	20,896
Accumulated depreciation and amortization	(14,010)	(13,712)
	6,276	7,184
Land	4,675	5,328
	$10,951	$12,512

Depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012 was $1,194,000, $1,250,000 and $1,415,000, respectively.

(9)	Deposits

The aggregate amount of jumbo time certificates, each with a minimum denomination of $100,000 or more, was $70,720,000 and $86,337,000 at December 31, 2014 and 2013, respectively.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

At December 31, 2014, the scheduled maturities of all time certificates of deposit are as follows:

Year ending December 31:
(Dollar amounts in thousands)
2015	$77,935
2016	17,423
2017	8,179
2018	1,321
2019	301
$105,159

(10)	Federal Home Loan Bank Advances

As of December 31, 2014, there were $9,000,000 Federal Home Loan Bank borrowings outstanding, consisting of $9,000,000 at 0.27% due January 2, 2015. At December 31, 2013, there were $15,000,000 Federal Home Loan Bank (“FHLB”) borrowings outstanding, consisting of $2,000,000 at 0.06% due January 2, 2014 and $13,000,000 at 0.20% due January 10, 2014.

At December 31, 2014, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $316,379,000, of which $306,869,000 was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

(11)	Commitments and Contingencies

Operating Lease Commitments

The Bank leases a portion of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Company pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates. The minimum rental commitments under the operating leases as of December 31, 2014 are as follows:

Note 11 - Commitments and Contigencies

The minimum rental commitments under the operating leases as of December 31, 2014 are as follows:

Year ending December 31:
(Dollars in thousands)
2015	$990
2016	1,010
2017	1,021
2018	556
2019	359
Thereafter	1,151
$5,087
90

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Total rent expense for operating leases was $1,161,000, $1,339,000 and $1,025,000, in 2014, 2013, and 2012, respectively.

Legal Commitments

The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits does not expect to have a material effect on the Bank’s financial condition or results of operations.

(12)	Salary Deferral Plan

The Company maintains a salary deferral 401(k) plan covering substantially all employees, known as the FNB Bancorp Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law, and the Company’s contribution is discretionary.

Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees’ wages as a profit sharing contribution. The Bank’s accrued contribution to the Plan on the safe harbor basis for the years ended December 31, 2014, 2013, and 2012 was $358,000, $398,000, and $371,000, respectively. In addition, the Board of Directors approved an additional $100,000 profit sharing contribution for 2014.

(13)	Salary Continuation and Deferred Compensation Plans

The Company maintains a Salary Continuation Plan for certain Company officers. Officers participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2014, 2013, and 2012 was $463,000, $402,000, and $371,000, respectively. Accrued compensation payable under the salary continuation plan totaled $2,665,000 and $2,332,000 at December 31, 2014 and 2013, respectively.

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2014 and 2013, the related liability included in accrued expenses and other liabilities on the consolidated balance sheets was $1,250,000 and $1,214,000, respectively.

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed. On January 24, 2014, FNB Bancorp (the “Company”) redeemed all the remaining outstanding preferred shares that had been issued to the United States Treasury Department through the Small Business Lending Fund (“SB LF”) in a cash redemption transaction.

(15)	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2014	2013	2012
Current:
Federal	$2,501	$697	$467
State	1,466	287	1,449
	$3,967	$984	$1,916

Deferred:
Federal	$1,097	$197	$420
State	34	144	(691)
	1,131	341	(271)
Total provision for taxes	$5,098	$1,325	$1,645

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2014	2013	2012
Statutory rates	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt Income for federal purposes	-5.4%	-9.1%	-9.0%
State taxes on income, net of federal benefit	6.8%	3.3%	4.1%
Benefits from low income housing credits	-1.9%	-1.0%	-0.9%
Tax benefits related to an acquisition	—	—	-13.5%
True-up of prior year provision	-0.1%	-4.3%	—
Stock based compensation	1.2%	1.3%	0.7%
(Decrease) increase in the valuation reserve	—	-9.9%	0.8%
Other, net	0.5%	0.8%	-0.5%
Effective tax rate	35.1%	15.1%	15.7%
92

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The tax effects of temporary differences giving rise to the Company’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013	2012
Deferred tax assets
Allowance for loan losses	$4,369	$4,449	$4,081
Accrued salaries and officers compensation	1,502	1,492	1,276
Capitalized interest on buildings	14	11	14
Expenses accrued on books, not yet deductible in tax return	1,574	1,480	2,065
Depreciation	374	405	501
Net operating loss carryforward	—	89	334
Tax credit carryforwards	22	878	1,185
Acquisition accounting differences	601	885	1,620
Unrealized depreciation on available-for-sale securities	—	876	—
	8,456	10,565	11,076

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$1,094	$—	$2,698
State income taxes	613	668	766
Core deposit intangible	34	61	91
Expenses and credits deducted on tax return, not on books	102	122	99
Total deferred tax liabilities	1,843	851	3,654

Net deferred tax asset before valuation allowance	6,613	9,714	7,422

Valuation allowance	—	—	(934)

Net deferred tax assets (included in other assets)	$6,613	$9,714	6,488

As of December 31, 2014, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences.

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

	December 31
(Dollars amounts in thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:

Lines of credit	$70,472	$65,120
Other Commercial Commitments:
Undisbursed loan commitments	59,592	52,398
Mastercard/Visa lines	6,444	5,992
Standby Letters of credit	5,713	6,199
	$142,221	$129,709

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2014, there were financial standby letters of credit of $4,833,000 issued. The performance standby letters of credit are typically issued to municipalities as specific performance bonds.

As of December 31, 2014 there were performance letters of credit of $880,000 issued. The terms of the guarantees will expire in 2015. The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(17)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicate the fair value techniques used by the Company to determine such fair value. During 2014 and 2013 there were no transfers between levels of the fair value hierarchy.

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,958	$3,958	$—	$—
Obligations of U.S. Government agencies	63,062	—	63,062	—
Mortgage-backed securities	78,417	—	78,417	—
Obligations of states and political subdivisions	84,542	—	84,542	—
Corporate debt	34,902	—	34,902	—
Total assets measured at fair value	$264,881	$3,958	$260,923	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,027	$3,027	$—	$—
Obligations of U.S. Government agencies	73,319	—	73,319	—
Mortgage-backed securities	77,860	—	77,860	—
Obligations of states and political subdivisions	82,676	—	82,676	—
Corporate debt	27,106	—	27,106	—
Total assets measured at fair value	$263,988	$3,027	$260,961	$—

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics. The following table presents the recorded amount of assets measured at fair value on a non-recurring basis:

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$381	$—	$—	$381
Residential-1 to 4 family	323	—	—	323
Commercial and industrial	1,472	—	—	1,472
Consumer	56	—	—	56
Total impaired assets measured at fair value	$2,232	$—	$—	$2,232

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2013, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$2,491	$—	$—	$2,491
Residential-1 to 4 family	411	—	—	411
Commercial and industrial	1,908	—	—	1,908
Other real estate owned	1,771	—	—	1,771
Total impaired assets measured at fair value	$6,581	$—	$—	$6,581

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

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Other equity securities.

These are mostly Federal Reserve Bank stock and Federal Home Loan Bank stock, carried in other assets on the consolidated balance sheet. These securities can only be issued and redeemed at par by the issuing entities. They cannot be sold in in open market transactions. Fair value is estimated to be carrying value.

Deposit liabilities.

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are based on discounted cash flows.

Federal Home Loan Bank Advances.

The fair values of Federal Home Loan Bank Advances are based on discounted cash flows. The discount rate is equal to the market currently offered on similar products.

Note payable.

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

The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-A), such as Company premises and equipment, deferred taxes and other liabilities. In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2014 and 2013:

December 31, 2014	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,978	$14,978	$14,978
Interest-bearing time deposits with financial institutions	2,784	2,813		2,813
Securities available for sale	264,881	264,881	3,958	260,923
Loans	593,864	594,524			594,524
Other equity securities	5,769	5,769			5,769
Accrued interest receivable	3,725	3,725		3,725

Financial liabilities:
Deposits	792,194	792,552		792,552
Federal Home Loan Bank advances	9,000	9,000		9,000
Note payable	5,550	5,550		5,550
Accrued interest payable	182	182		182

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,449			1,449

December 31, 2013	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,007	$14,007	$14,007
Interest-bearing time deposits with financial institutions	5,543	5,543		5,543
Securities available for sale	263,988	263,988	3,027	260,961
Loans	562,717	563,325			563,325
Other equity securities	5,300	5,300			5,300
Accrued interest receivable	3,808	3,808		3,808

Financial liabilities:
Deposits	773,615	774,012		774,012
Federal Home Loan Bank advances	15,000	15,000		15,000
Accrued interest payable	224	224		224

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,297			1,297
98

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2014, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The consolidated actual capital amounts and ratios of the Company and the Bank are also presented in the following table:

December 31, 2014						To be well
			For capital			capitalized under
			adequacy			prompt corrective
	Actual		purposes			action provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total risk-based capital (to risk weighted assets)
Consolidated Company	$102,452	14.60%	$56,138	≥	8.00%	$70,685	≥	n/a
Bank	$106,946	15.24%	$58,762	≥	8.00%	$70,175	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$93,603	13.34%	$28,067	≥	4.00%	$42,405	≥	n/a
Bank	$98,097	13.99%	$29,481	≥	4.00%	$42,072	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$93,603	10.30%	$36,351	≥	4.00%	$45,457	≥	n/a
Bank	$98,097	10.79%	$36,366	≥	4.00%	$45,457	≥	5.00%

December 31, 2013						To be well
			For capital			capitalized under
			adequacy			prompt corrective
	Actual		purposes			action provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total risk-based capital (to risk weighted assets)
Consolidated Company	$97,491	14.30%	$54,540	≥	8.00%	$68,164	≥	n/a
Bank	$96,247	14.12%	$52,883	≥	8.00%	$68,164	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$88,949	13.05%	$27,264	≥	4.00%	$40,920	≥	n/a
Bank	$87,705	12.86%	$26,358	≥	4.00%	$40,920	≥	6.00%

Tier 1 leverage capital (to total average assets)
Consolidated Company	$88,949	9.81%	$36,269	≥	4.00%	$45,349	≥	n/a
Bank	$87,705	9.67%	$35,761	≥	4.00%	$45,349	≥	5.00%
100

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013, that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Under the new capital rules, the Bank will be required to meet certain minimum capital requirements that differ from current capital requirements. The rules implement a new capital ratio of common equity Tier 1 capital to risk- weighted assets. Common equity Tier 1 capital generally consists of retained earnings and common stock (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”), except to the extent that the Bank exercises a one-time irrevocable option to exclude certain components of AOCI as of March 31, 2015. The Bank will also be required to establish a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets to be phased in by 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The prompt corrective action rules are modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the rules will be a 5.0% leverage ratio, a 6.5% common equity Tier l capital ratio, an 8.0% Tier 1 capital ratio, and a 10.0% total capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0%, and 8.0%, respectively.

The rules modify the manner in which certain capital elements are determined. The rules make changes to the methods of calculating the risk-weighting of certain assets, which in turn affects the calculation of the risk-weighted capital ratios. Higher risk weights are assigned to various categories of assets, including commercial real estate loans, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, securitization exposures, and in certain cases mortgage servicing rights and deferred tax assets.

The Bank is required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31,2015. The conservation buffer will be phased-in beginning in 2016, and will take full effect on January 1,2019. Certain calculations under the rules will also have phase-in periods.

(20)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2014 to grant options to employees covering 96,397 shares.

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The amount of compensation expense for options recorded in the years ended December 31, 2014, 2013, and 2012 was $307,000, $328,000, and $210,000, respectively. There was an income tax benefit related to stock option exercises for the years ended December 31, 2014, 2013 and 2012 of $483,000, $354,000 and $30,000.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2014 was $743,000, and the weighted average period it will be amortized over is 3.6 years. The assumptions for options granted in 2014 were as follows: dividend yield of 1.49% for the year; risk-free interest rate of 2.08%; expected volatility of 41.85%; expected life of 9.1 years. This resulted in a weighted average fair value of $4.08. The assumptions for options granted in 2013 were as follows: dividend yield of 1.35% for the year; risk-free interest rate of 2.55%; expected volatility of 24.71%; expected life of 9.3 years; $4.08 and $7.81 per share for 2014 and 2013 grants, respectively. There were no options granted in 2012.

A summary of option activity, adjusted for stock dividends, issued under the 2008 FNB Bancorp Plan as of December 31, 2014 and changes during the year then ended is presented below.

			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2014	311,178	$14.48
Granted	38,545	$26.90
Exercised	(26,788)	$8.10		$478
Forfeited or expired	—	—
Outstanding at December 31, 2014	322,935	$16.49	7.2	$3,637
Exercisable at December 31, 2014	170,201	$12.39	6.1	$2,614

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2014	2013	2012
Options outstanding	322,935	311,179	224,432
Range of exercise prices	$5.85-$26.90	$5.85-$25.33	$5.85-$11.27
Weighted average remaining contractual life	7.2	7.7	7.0
Fully vested options	170,201	135,369	125,107
Weighted average exercise price	$12.39	$10.08	$7.80
Aggregate intrinsic value	$2,613,994	$2,245,369	$1,130,778
Weighted average remaining contractual life (in years)	6.1	6.3	6.6
102

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

A summary of option activity, adjusted for stock dividends, under the 2002 FNB Bancorp Plan as of December 31, 2014 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2014	170,442	$20.53
Granted	—	—
Exercised	(64,599)	$19.26		$445
Forfeited or expired	(228)	$19.00
Outstanding at December 31, 2014	105,615	$21.32	1.4	$679
Exercisable at December 31, 2014	105,615	$21.32	1.4	$679

The following supplemental information applies to the three years ended December 31

2002 FNB Bancorp Plan
	2014	2013	2012
Options outstanding	105,615	170,442	227,726
Range of exercise prices	$14.58-$23.37	$14.58-$23.37	$13.92-$23.37
Weighted average remaining contractual life	1.4	1.9	2.4
Fully vested options	105,615	170,442	227,726
Weighted average exercise price	$21.32	$20.53	$19.16
Aggregate intrinsic value	$679,302	$1,045,340	$129,832
Weighted average remaining contractual life (in years)	1.4	1.9	2.4

A summary of option activity, adjusted for stock dividends, under the 1997 FNB Bancorp Plan as of December 31, 2014 and changes during the year then ended is presented below.

			Weighted-
			Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(000)
Outstanding at January 1, 2014	31,618	$20.64
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2014	31,618	$20.64	2.5	$225
Exercisable at December 31, 2014	31,618	$20.64	2.5	$225
103

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
	2014	2013	2012
Options outstanding	31,618	31,618	31,618
Range of exercise prices	$20.64-$20.64	$20.64-$20.64	$20.64-$20.64
Weighted average remaining contractual life	2.5	3.5	4.5
Fully vested options	31,618	31,618	31,618
Weighted average exercise price	$20.64	$20.64	$20.64
Aggregate intrinsic value	$224,693	$190,442	$0
Weighted average remaining contractual life (in years)	2.5	3.5	4.5
104

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(21)	Quarterly Data (Unaudited)

Per share amounts are adjusted for stock dividends	2014
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$8,983	$9,267	$9,300	$9,315
Interest expense	469	555	538	531
Net interest income	8,514	8,712	8,762	8,784
Provision for (recovery) of loan losses	75	—	—	(1,095)

Net interest income, after provision for loan losses	8,439	8,712	8,762	9,879

Non-interest income	1,040	980	1,041	3,522
Non-interest expense	6,842	7,210	7,055	6,761
Income before income taxes	2,637	2,482	2,748	6,640
Provision (benefit) for income taxes	803	853	925	2,517
Net earnings	1,834	1,629	1,823	4,123
Dividends and discount accretion on preferred stock	170	—	—	—
Net earnings available to common shareholders	$1,664	$1,629	$1,823	$4,123

Basic earnings per share	$0.40	$0.38	$0.43	$0.97
Diluted earnings per share	$0.38	$0.37	$0.42	$0.94

	2013
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$9,397	$9,358	$9,259	$9,375
Interest expense	682	639	560	514
Net interest income	8,715	8,719	8,699	8,861
Provision for loan losses	600	510	225	50
Net interest income, after provision for loan losses	8,115	8,209	8,474	8,811

Non-interest income	976	1,092	978	1,137
Non-interest expense	7,739	7,385	6,950	6,954
Income before income taxes	1,352	1,916	2,502	2,994
Provision (benefit)for income taxes	422	537	(629)	995
Net earnings	930	1,379	3,131	1,999
Dividends and discount accretion on preferred stock	158	172	118	119
Net earnings available to common shareholders	$772	$1,207	$3,013	$1,880

Basic earnings per share	$0.19	$0.30	$0.72	$0.45
Diluted earnings per share	$0.18	$0.29	$0.71	$0.44
105

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(22)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
	December 31,
(Dollars in thousands)	2014		2013
Assets:
Cash and due from banks	$754		$981
Investments in subsidiary	101,582		93,005
Income tax receivable from subsidiary	87		49
Dividend receivable from subsidiary	486		398
Other assets	242		242
Total assets	$103,151		$94,675
Liabilities:
Dividend declared	$486		$398
Note payable	5,550		—
Other liabilities	27		28
Total liabilities	6,063		426
Stockholders’equity	97,088		94,249
Total liabilities and stockholders’ equity	$103,151		$94,675

FNB Bancorp	Condensed statements of earnings
	For the Years Ended
(Dollars in thousands)	2014	2013	2012
Income:
Dividends from subsidiary	$10,444	$3,955	$1,279
Total income	10,444	3,955	1,279
Expense:
Interest on note payable	192	—	—
Other expense	155	111	85
Total expense	347	111	85
Income before income taxes and equity in undistributed earnings of subsidiary	10,097	3,844	1,194
Income tax benefit	(38)	—	(41)
Income before equity in undistributed earnings of subsidiary	10,135	3,844	1,235
Equity in undistributed (loss) earnings of subsidiary	(726)	3,595	7,568
Net earnings	9,409	7,439	8,803
Dividends and discount accretion on preferred stock	170	567	658
Net earnings available to common shareholders	$9,239	$6,872	$8,145
106

FNB BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

FNB Bancorp	Condensed statement of cash flows
	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Net earnings	$9,409	$7,439	$8,803
Increase in income tax receivable from subsidiary	(38)	—	(42)
Options expense (payable to) receivable from subsidiary	—	—	—
Net increase in dividend receivable and other assets	(88)	(294)	(116)
Net (decrease) increase in other liabilities	(395)	299	(170)
Excess tax benefit from exercised stock options	(483)	(354)	(30)
Distributions in excess of earnings (loss) (undistributed earnings of subsidiary)	726	(3,595)	(7,568)
Stock-based compensation expense	307	328	210
Cash flows from operating activities	9,438	3,823	1,087
Investment in subsidiary	(6,000)	—	—
Cash flows from investing activities	(6,000)	—	—
Repayment of capital purchase program	(9,450)	(3,150)	—
Proceeds from issuance of note payable	6,000	—	—
Payment on note payable	(450)	—	—
Exercise of stock options	1,216	1,067	151
Excess tax benefit from exercised stock options	483	354	30
Dividends on common stock	(1,294)	(1,058)	(672)
Cash dividends on preferred stock series A,B,C	(170)	(567)	(658)
Cash flows provided by financing activities	(3,665)	(3,354)	(1,149)
Net (decrease) increase in cash	(227)	469	(62)
Cash, beginning of year	981	512	574
Cash, end of year	$754	$981	$512

Non-cash investing and financing activities:
Accrued dividends	486	398	296
Stock dividend of 5%	5,468	4,958	3,324

107

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
108

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

Based on our evaluation, the principal executive officer and principal financial officer have concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued in 2013 by COSO, including disclosure controls and procedures, are effective to ensure that material information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Date: March 16, 2015

/s/ Thomas C. Mc Graw	/s/ David A. Curtis
Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Chief Financial Officer

The Attestation Report of the Company’s independent Registered Public Accounting firm required to be furnished pursuant to this item is set forth in Item 8 and is incorporated by reference.

109

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

110

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14.

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

111

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
112

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
113

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

David A. Curtis Senior Vice President and Chief Financial Officer
FNB Bancorp and First National Bank of Northern California

Randy R. Brugioni
Senior Vice President and Senior Loan Officer
FNB Bancorp and First National Bank of Northern California

(incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).
114

10.49	Lease agreement dated June 8, 1999, as amended August 18, 2009, for Linda Mar Branch Office of First National Bank of Northern California at Linda Mar Shopping Center, Pacifica, California (incorporated by reference from Form 10-K for 2009 filed with the Commission on March 24, 2010).

10.50	Sublease agreement dated as of September 20, 2010, between Wells Fargo Bank, N. A. as Sub landlord, and First National Bank of Northern California as Subtenant, for Chestnut Street Branch of First National Bank of Northern California (incorporated by reference from Form 10-K for 2010 filed with the Commission on March 28, 2011).

10.51	SBLF Securities Purchase Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury of the Treasury with respect to the Series C Preferred Stock (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.52	Letter Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury pertaining to the election of directors by the holder(s) of the Series C Preferred Stock (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.53	Letter Agreement dated September 15, 2011 between FNB Bancorp and the United States Department of the Treasury pertaining to the repurchase of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.54	Lease Assumption and underlying lease agreement for the Guam Branch Office (incorporated by reference From Form 10-K for 2012 filed with the Commission on April 1, 2013).

10.55	Lease agreement dated February 8, 2013 between Dalum Corporation, Landlord, and First National Bank of Northern California, as Tenant, for the Battery Street Branch, at 130 Battery Street, San Francisco, CA, 94111 (incorporated by reference from Form 10-K for 2013 filed with the Commission on March 28, 2014).

10.56	Lease agreement dated August 7, 2013, between Eureka Square Shopping Center, L.P., as Landlord, and First National Bank of Northern California, as Tenant, for space to be occupied by the Bank’s ATM (incorporated By reference from Form 10-K for 2013 filed with the Commission on March 28, 2014).

10.57	Second Amendment dated August 12, 2013 to Lease between Song Development Inc., as Lessor, and First National Bank of Northern California, as Lessee, for premises at 150 East Third Street, San Mateo, CA, as the San Mateo Branch (incorporated by reference from Form 10-K filed with the Commission on March 28, 2014).

10.58	Loan Agreement, Promissory Note, Pledge and Security Agreements with Nexbank between FNB Bancorp, Maker, and Nexbank, Payee (incorporated by reference to Form 8-K filed with the Commission on March 28, 2014).

10.59	Agreement and Plan of Reorganization and Merger between FNB Bancorp and Valley Community Bank (incorporated by reference to Form 8-K filed with the Commission on May 23, 2014).

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
115

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

An Annual Report for the fiscal year ended December 31, 2014, and Notice of Annual Meeting and Proxy Statement for the Company’s 2015 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 16, 2015	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	March 16, 2015
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 16, 2015
Thomas C. McGraw	Officer

/s/ David A. Curtis	Senior Vice President	March 16, 2015
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. Atwood
Thomas G. Atwood, D. D. S.	Director	March 16, 2015

/s/ Ronald R. Barels	Director	March 16, 2015
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 16, 2015
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 16, 2015
Michael Pacelli

/s/ Edward J. Watson	Director and Secretary	March 16, 2015
Edward J. Watson

/s/ Jim D. Black	Director and President	March 16, 2015
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 16, 2015
Anthony J. Clifford	Vice President and Chief
Operating Officer
117