Form 10-Q
period 2015-03-31
FNB BANCORP/CA/
filed 2015-05-06
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of March 31, 2015: 4,284,918 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

Assets	March 31,	December 31,
(Dollar amounts in thousands)	2015	2014

Cash and due from banks	$30,640	$14,978
Interest-bearing time deposits with financial institutions	2,783	2,784
Securities available-for-sale, at fair value	264,499	264,881
Loans, net of allowance for loan losses of $9,744 and $9,700 on March 31, 2015 and December 31, 2014	575,606	583,715
Bank premises, equipment, and leasehold improvements, net	10,685	10,951
Bank-owned life insurance, net	12,594	12,510
Other equity securities	5,773	5,769
Accrued interest receivable	3,744	3,725
Other real estate owned, net	770	763
Goodwill	1,841	1,841
Prepaid expenses	1,016	1,045
Other assets	12,402	14,202
Total assets	$922,353	$917,164

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$222,400	$202,811
Demand, interest bearing	90,914	89,548
Savings and money market	384,799	394,676
Time	106,511	105,159
Total deposits	804,624	792,194

Federal Home Loan Bank advances	—	9,000
Note Payable	5,400	5,550
Accrued expenses and other liabilities	12,292	13,332
Total liabilities	822,316	820,076

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,284,918 shares at March 31, 2015 and 4,259,306 shares at December 31, 2014	67,242	66,791
Retained earnings	29,944	28,729
Accumulated other comprehensive income, net of tax	2,851	1,568
Total stockholders’ equity	100,037	97,088
Total liabilities and stockholders’ equity	$922,353	$917,164

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three months ended
	March 31,
(Dollar amounts in thousands, except per share amounts)	2015	2014
Interest income
Interest and fees on loans	$7,710	$7,627
Interest on taxable securities	830	843
Interest on tax-exempt securities	514	488
Interest on time deposits with other financial institutions	14	25
Total interest income	9,068	8,983
Interest expense:
Interest on deposits	454	461
Interest on FHLB advances	1	8
Interest on note payable	59	—
Total interest expense	514	469
Net interest income	8,554	8,514
Provision for loan losses	75	75
Net interest income after provision for loan losses	8,479	8,439
Noninterest income
Service charges	611	637
Gain on sale of available-for-sale securities	69	11
Bank-owned life insurance policy earnings	84	96
Other income	314	296
Total noninterest income	1,078	1,040
Noninterest expense
Salaries and employee benefits	4,302	4,218
Occupancy expense	668	680
Equipment expense	405	391
Professional fees	387	531
FDIC assessment	150	180
Telephone, postage and supplies	289	286
Advertising	99	85
Data processing expense	134	145
Low income housing expense	71	110
Surety insurance	88	67
Directors expense	72	63
Gain on sale of other real estate owned, net	—	(280)
Other real estate owned expense	—	77
Other expense	278	289
Total noninterest expense	6,943	6,842
Earnings before provision for income taxes	2,614	2,637
Provision for income taxes	815	803
Net earnings	1,799	1,834
Dividends and discount accretion on preferred stock	—	(170)
Net earnings available to common stockholders	$1,799	$1,664

Earnings per share data:
Basic	$0.42	$0.40
Diluted	$0.41	$0.38

Weighted average shares outstanding:
Basic	4,273,000	4,187,000
Diluted	4,403,000	4,335,000
4

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive Earnings
(Unaudited)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2015	2014
Net earnings	$1,799	$1,834

Unrealized holding gain on available-for-sale securities, net of tax benefit of ($920) and ($720)	1,324	1,034
Reclassification adjustment for gain recognized on available-for-sale securities sold, net of tax of ($28) and ($5) for the three months ended March 31, 2015 and 2014, respectively	(41)	(6)
Other Comprehensive Earnings	1,283	1,028

Total comprehensive earnings	$3,082	$2,862

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31
	2015	2014
Cash flow from operating activities:
Net earnings	$1,799	$1,834
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(69)	(11)
Gain on sale of other real estate owned, net	—	(280)
Depreciation, amortization and accretion	823	856
Stock-based compensation expense	61	69
Earnings on bank owned life insurance	(84)	(96)
Provision for loan losses	75	75
(Decrease) increase in net deferred loan fees	(54)	53
(Increase) decrease in accrued interest receivable	(19)	50
Decrease in prepaid expense	29	70
Decrease in other assets	1,800	950
Decrease in accrued expenses and other liabilities	(2,487)	(1,202)
Net cash provided by operating activities	1,874	2,368

Cash flows from investing activities
Purchase of securities available-for-sale	(16,232)	(516)
Proceeds from matured/called/sold securities available-for-sale	18,321	7,523
Investment, net of redemption, in other equity securities	(4)	(7)
Redemption of time deposits of other banks	1	738
Proceeds from sale of other real estate owned	—	1,050
Net investment in other real estate owned	(7)	(30)
Net decrease (increase) in loans	8,088	(12,546)
Purchases of bank premises, equipment, leasehold improvements	(20)	(327)
Net cash provided by (used in) investing activities	10,147	(4,115)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31
	2015	2014
Cash flows from financing activities
Net increase in demand and savings deposits	11,078	12,130
Net increase (decrease) in time deposits	1,352	(11,800)
(Decrease) increase in FHLB advances	(9,000)	10,000
Proceeds from note payable	—	6,000
Principal reduction on note payable	(150)	—
Dividends paid on common stock	(29)	—
Exercise of stock options	390	274
Redemption on preferred stock series C	—	(9,450)
Dividends paid on preferred stock series C	—	(170)
Net cash provided by financing activities	3,641	6,984
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,662	5,237
Cash and cash equivalents at beginning of period	14,978	14,007
Cash and cash equivalents at end of period	$30,640	$19,244

Additional cash flow information:
Interest paid	531	455
Income taxes paid	865	1

Non-cash investing and financing activities:
Accrued dividends	555	399
Change in unrealized gain in available for-sale securities, net of tax	1,283	1,028
OREO sale funded by loan origination	—	2,100

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2014. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or stockholders’ equity.

NOTE B – STOCK OPTION PLANS

Stock option expense is recorded based on the fair value of option contracts issued. The fair value is determined using an option pricing model that considers the expected contract term, the risk free interest rate, the volatility of the Company’s stock price and the level of dividends the Company is expected to pay.

The expected term of options granted is derived from historical plan behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods approximating the expected option terms is based on the U. S. Treasury yield curve in effect at the time of the grant.

The amount of compensation expense for options recorded in the quarters ended March 31, 2015 and 2014 was $61,000 and $69,000, respectively. There was no income tax benefit recognized in the consolidated statements of earnings for these amounts for the quarters ended March 31, 2015 and 2014, respectively.

The intrinsic value for options exercised during the quarters ended March 31, 2015 March 31, 2014 was $314,000 and $126,000, respectively. The intrinsic value of options exercisable during the quarter ended March 31, 2015 and March 31, 2014 was $3,463,000 and $2,234,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2015 was $682,000, and the weighted average period over which it will be amortized is 3.4 years.

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

Earnings per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2015	2014
Net earnings	$1,799	$1,834
Dividends and discount accretion on preferred stock	—	(170)
Net earnings available to common stockholders	$1,799	$1,664

Average number of shares outstanding	4,273,000	4,187,000
Effect of dilutive options	130,000	148,000
Average number of shares outstanding used to calculate diluted earnings per share	4,403,000	4,335,000

Anti dilutive options that were excluded from the calculation of diluted EPS totaled 96,000 and 64,000 in 2015 and 2014, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2015
U.S. Treasury securities	$3,975	$37	$(5)	$4,007
Obligations of U.S. government agencies	57,937	426	(50)	58,313
Mortgage-backed securities	72,926	1,406	(254)	74,078
Obligations of states and political subdivisions	91,877	3,040	(41)	94,876
Corporate debt	32,951	296	(22)	33,225
	$259,666	$5,205	$(372)	$264,499
December 31, 2014
U.S. Treasury securities	$3,975	$12	$(29)	$3,958
Obligations of U.S. government agencies	63,090	270	(298)	63,062
Mortgage-backed securities	78,076	1,002	(661)	78,417
Obligations of states and political subdivisions	82,151	2,534	(143)	84,542
Corporate debt	34,931	176	(205)	34,902
	$262,223	$3,994	$(1,336)	$264,881

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2015 and December 31, 2014, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
U.S. Treasury securities	$—	$—	$2,036	$(5)	$2,036	$(5)
Obligations of U.S. government agencies	7,284	(8)	8,007	(42)	15,291	(50)
Mortgage-backed securities	10,871	(55)	15,421	(199)	26,292	(254)
Obligations of states and political subdivisions	5,029	(24)	930	(17)	5,959	(41)
Corporate debt	1,999	(5)	4,982	(17)	6,981	(22)
Total	$25,183	$(92)	$31,376	$(280)	$56,559	$(372)
10

(Dollar amounts in thousands)		Less than		12 months
	Total	12 months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014:	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$—	$—	$2,015	$(29)	$2,015	$(29)
Obligations of U.S. government agencies	13,178	(43)	19,116	(255)	32,294	(298)
Mortgage-backed securities	5,056	(10)	36,382	(651)	41,438	(661)
Obligations of states and political subdivisions	8,678	(49)	5,696	(94)	14,374	(143)
Corporate debt	18,065	(125)	4,919	(80)	22,984	(205)
Total	$44,977	$(227)	$68,128	$(1,109)	$113,105	$(1,336)

At March 31, 2015, there were twenty-three securities in an unrealized loss position for greater than 12 consecutive months. There were twenty-two securities in an unrealized loss position for less than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2015.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2015 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2015:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$12,605	$12,698
Due after one through five years	104,944	106,188
Due after five years through ten years	115,012	117,988
Due after ten years	27,105	27,625
	$259,666	$264,499

For the three months ended March 31, 2015 and March 31, 2014, respectively, gross realized gains amounted to $69,000 and $11,000, on gross securities sold or called of $12,272,000 and $1,023,000, respectively. For the three months ended March 31, 2015 and 2014, respectively, there were no gross realized losses.

At March 31, 2015, securities with an amortized cost of $102,549,000 and fair value of $104,078,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2015 and December 31, 2014:

				Total
	FNB			Balance
	Bancorp			March 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2015
Commercial real estate	$290,117	$30,975	$1,322	$322,414
Real estate construction	32,313	1,924	—	34,237
Real estate multi-family	43,633	10,070	—	53,703
Real estate 1 to 4 family	123,780	4,325	—	128,105
Commercial & industrial	36,545	9,044	—	45,589
Consumer loans	1,697	—	—	1,697
Gross loans	528,085	56,338	1,322	585,745
Net deferred loan fees	(395)	—	—	(395)
Allowance for loan losses	(9,744)	—	—	(9,744)
Net loans	$517,946	$56,338	$1,322	$575,606

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2014
Commercial real estate	$285,252	$31,852	$1,323	$318,427
Real estate construction	37,827	1,944	—	39,771
Real estate multi-family	43,379	10,445	—	53,824
Real estate 1 to 4 family	123,522	5,210	—	128,732
Commercial & industrial	42,551	9,111	—	51,662
Consumer loans	1,448	—	—	1,448
Gross loans	533,979	58,562	1,323	593,864
Net deferred loan fees	(449)	—	—	(449)
Allowance for loan losses	(9,700)	—	—	(9,700)
Net loans	$523,830	$58,562	$1,323	$583,715
12

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(6)	(51)
Recoveries	6	—	—	—	14	—	20
Provision	(250)	571	(54)	(75)	(126)	9	75
Ending balance	$5,305	$1,420	$152	$1,845	$961	$61	$9,744

Ending balance: individually evaluated for impairment	$131	$—	$—	$510	$279	$8	$928
Ending balance: collectively evaluated for impairment	$5,174	$1,420	$152	$1,335	$682	$53	$8,816

	Recorded Investment in Loans at March 31, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$322,414	$34,237	$53,703	$128,105	$45,589	$1,697	$585,745
Ending balance: individually evaluated for impairment	$9,460	$2,368	$—	$4,673	$2,226	$60	$18,787
Ending balance collectively evaluated for impairment	$312,954	$31,869	$53,703	$123,432	$43,363	$1,637	$566,958
13

	Allowance for Credit Losses
	As of and For the Year Ended December 31, 2014

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	(83)	(183)	—	(62)	(28)	(26)	(382)
Recoveries	1,062	—	—	3	154	4	1,223
(Recovery of) provision	(1,193)	298	(87)	236	(290)	16	(1,020)
Ending balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700

Ending balance: individually evaluated for impairment	$101	$—	$—	$432	$225	$8	$766
Ending balance: collectively evaluated for impairment	$5,448	$849	$206	$1,533	$848	$50	$8,934

	Recorded Investment in Loans at December 31, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$318,427	$39,771	$53,824	$128,732	$51,662	$1,448	$593,864
Ending balance: individually evaluated for impairment	$9,530	$2,373	$—	$4,333	$2,315	$64	$18,615
Ending balance: collectively evaluated for impairment	$308,897	$37,398	$53,824	$124,399	$49,347	$1,384	$575,249

14

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	—	—	—	(62)	(11)	—	(73)
Recoveries	1	—	—	1	14	—	16
(Recovery of) provision	(140)	1	76	108	28	2	75
Ending balance	$5,624	$735	$369	$1,835	$1,268	$66	$9,897

Ending balance: individually evaluated for impairment	$150	$—	$—	$428	$156	$9	$743
Ending balance: collectively evaluated for impairment	$5,474	$735	$369	$1,407	$1,112	$57	$9,154

15

	Recorded Investment in Loans at March 31, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$328,862	$37,444	$51,304	$109,365	$48,799	$1,532	$577,306
Ending balance: individually evaluated for impairment	$14,426	$1,319	$—	$3,856	$4,893	$30	$24,524
Ending balance: collectively evaluated for impairment	$314,436	$36,125	$51,304	$105,509	$43,906	$1,502	$552,782
16

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the periods to the quarter ended March 31, 2015 and the year ended December 31, 2014.

	Impaired Loans
	As of and for the quarter ended March 31, 2015

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,432	$5,315	$—	$4,447	$63
Commercial real estate construction	2,368	2,551	—	2,371	33
Residential- 1 to 4 family	1,483	1,484	—	1,485	14
Commercial & industrial	564	801	—	573	10
Consumer	—	—	—	—	—
Total	8,847	10,151	—	8,876	120

With an allowance recorded
Commercial real estate	$5,028	$5,031	$131	$5,048	$67
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	3,190	2,773	510	3,218	31
Commercial & industrial	1,662	2,014	279	1,698	4
Consumer	60	60	8	62	3
Total	9,940	9,878	928	10,026	105

Total
Commercial real estate	$9,460	$10,346	$131	$9,495	$130
Commercial real estate construction	2,368	2,551	—	2,371	33
Residential- 1 to 4 family	4,673	4,257	510	4,703	45
Commercial & industrial	2,226	2,815	279	2,271	14
Consumer	60	60	8	62	3
	$18,787	$20,029	$928	$18,902	$225
17

	Impaired Loans
	As of and for the year ended December 31, 2014

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,462	$5,333	$—	$4,473	$304
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	1,594	1,737	—	1,379	67
Commercial and industrial	582	939	—	788	54
Consumer	—	—	—	—	—
Total	9,011	10,565	—	8,486	575

With an allowance recorded
Commercial real estate	$5,068	$5,071	$101	$5,127	$258
Residential- 1 to 4 family	2,739	2,754	432	2,759	111
Commercial and industrial	1,733	2,100	225	1,907	33
Consumer	64	64	8	67	5
Total	9,604	9,989	766	9,860	407

Total
Commercial real estate	$9,530	$10,404	$101	$9,600	$562
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	4,333	4,491	432	4,138	178
Commercial and industrial	2,315	3,039	225	2,695	87
Consumer	64	64	8	67	5
Grand total	$18,615	$20,554	$766	$18,346	$982
18

	Impaired Loans
	As of and for the quarter ended March 31, 2014

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,881	9,143	$—	$8,900	$115
Commercial real estate construction	1,319	1,319	—	1,319	25
Residential- 1 to 4 family	695	695	—	665	8
Commercial & industrial	3,510	$4,554	—	3,552	22
Consumer	10	10	—	5	—
Total	14,415	15,721	—	14,441	170

With an allowance recorded
Commercial real estate	$5,545	$5,546	$150	$5,594	$68
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	3,161	3,300	428	3,266	31
Commercial & industrial	1,383	1,801	156	1,452	1
Consumer	20	20	9	10	1
Total	10,109	10,667	743	10,322	101

Total
Commercial real estate	$14,426	$14,689	$150	$14,494	$183
Commercial real estate construction	1,319	1,319	—	1,319	25
Residential - 1 to 4 family	3,856	3,995	428	3,931	39
Commercial & industrial	4,893	6,355	156	5,004	23
Consumer	30	30	9	15	1
Grand total	$24,524	$26,388	$743	$24,763	$271

Nonaccrual loans totaled $5,923,000 and $5,648,000 as of March 31, 2015 and December 31, 2014. Impaired loans not on nonaccrual are loans that have been restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible. Nonaccrual loans are loans where principal and interest are not considered to be completely collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	March 31,	December 31,
	2015	2014
Commercial real estate	$2107	$2,111
Real estate - construction	—	—
Real estate - 1 to 4 family	1,532	1,181
Commercial & industrial	2,224	2,292
Consumer	60	64
Total	$5,923	$5,648

Interest income on impaired loans of $225,000 and $982,000 was recognized for cash payments received during the quarter ended March 31, 2015 and the year ended December 31, 2014, respectively. Interest income on impaired loans recognized for cash payments received for the three months ended March 31, 2014 was $271,000.

The amount of interest on impaired loans not collected for the quarter ended March 31, 2015 was $106,000, and the quarter ended March 31, 2014 was $85,000. The cumulative amount of unpaid interest on impaired loans was $3,050,000 and $3,580,000 as of March 31, 2015 and March 31, 2014, respectively.

Total outstanding principal of all troubled debt restructured loans as of March 31, 2015 was $16,374,000, of which $1,999,000 was commercial and industrial loans, $3,622,000 was real estate 1 to 4 family residential loans, $1,300,000 real estate construction loans, and $9,453,000 commercial real estate loans. Total outstanding principal of troubled debt restructured loans at December 31, 2014 was $16,517,000, of which $2,054,000 was commercial and industrial loans, $1,304,000 was real estate construction loans, $3,661,000 was real estate 1 to 4 family loans, and $9,498,000 was commercial real estate loans.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(Dollars in thousands)	March 31, 2015			December 31, 2014
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$7,364	$2,089	$9,453	$7,407	$2,091	$9,498
Real Estate construction	1,300	—	1,300	1,304	—	1,304
Real estate 1 to 4 family	3,143	479	3,622	3,153	508	3,661
Commercial & industrial	—	1,999	1,999	294	1,760	2,054
Total	$11,807	$4,567	$16,374	$12,158	$4,359	$16,517

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

As of March 31, 2015, there were no commitments for additional funding of troubled debt restructured loans.

There were no new modifications during the quarter ended March 31, 2015.

As of March 31, 2015, there were no loans modified within the previous 12 months and for which there was a payment default during the period. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

The following table details modifications to loan agreements for the quarter ended March 31, 2014:

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

Doubtful loans represent credits with weakness inherent in the Substandard classification and where collection or liquidation in full is highly questionable. To be classified Doubtful, there must be specific pending factors which prevent the Loan Review Officer from determining the amount of loss contained in the credit. When the amount of loss can be reasonably estimated, that amount is classified as Loss and the remainder is classified as Substandard.

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

	Age Analysis of Past Due Loans
	As of March 31, 2015
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$75	$—	$—	$75	$290,042	$290,117
Real estate construction	—	—	—	—	32,313	32,313
Real estate multi family	—	—	—	—	43,633	43,633
Real estate-1 to 4 family	581	—	511	1,092	122,688	123,780
Commercial & industrial	170	—	2,056	2,226	34,319	36,545
Consumer	—	—	—	—	1,697	1,697
Total	$826	$—	$2,567	$3,393	$524,692	$528,085

Purchased
Not credit impaired
Commercial real estate	$—	$—	$—	$—	$30,975	$30,975
Real estate construction	—	—	—	—	1,924	1,924
Real estate multi-family	—	—	—	—	10,070	10,070
Real estate-1 to 4 family	—	—	400	400	3,925	4,325
Commercial & industrial	—	—	—	—	9,044	9,044
Total	$—	$—	$400	$400	$55,938	$56,338

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,322	$1,322
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate-1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,322	$1,322

At March 31, 2015, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccrual loans that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

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

At December 31, 2014, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccrual loans that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Credit Quality Indicators
	As of March 31, 2015

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$286,211	$1,896	$2,010	$—	$290,117
Real estate construction	24,532	—	7,781	—	32,313
Real estate multi-family	43,633	—	—	—	43,633
Real estate-1 to 4 family	122,697	—	1,083	—	123,780
Commercial & industrial	35,436	—	1,091	18	36,545
Consumer loans	1,637	—	60	—	1,697
Totals	$514,146	$1,896	$12,025	$18	$528,085

Purchased
Not credit impaired
Commercial real estate	$25,157	$—	$5,818	$—	$30,975
Real estate construction	1,924	—	—	—	1,924
Real estate multi-family	10,070	—	—	—	10,070
Real estate-1 to 4 family	3,925	—	400	—	4,325
Commercial & industrial	9,044	—	—	—	9,044
Total	$50,120	$—	$6,218	$—	$56,338

Purchased
Credit impaired
Commercial real estate					$1,322
Total					$1,322
26

	Credit Quality Indicators
	As of December 31, 2014

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$281,308	$1,913	$2,031	$—	$285,252
Real estate construction	36,692	—	1,135	—	37,827
Real estate multi-family	43,379	—	—	—	43,379
Real estate 1 to 4 family	122,499	—	1,023	—	123,522
Commercial & industrial	41,394	—	1,157	—	42,551
Consumer loans	1,384	—	64	—	1,448
Totals	$526,656	$1,913	$5,410	$—	$533,979

Purchased
Not credit impaired
Commercial real estate	$26,009	$—	$5,843	$—	$31,852
Real estate construction	1,944	—	—	—	1,944
Real estate multi-family	10,445	—	—	—	10,445
Real estate 1 to 4 family	4,810	—	—	400	5,210
Commercial & industrial	9,111	—	—	—	9,111
Total	$52,305	$—	$5,843	$400	$58,562

Purchased
Credit impaired
Commercial real estate					$1,323
Total					$1,323

NOTE F - BORROWINGS

Federal Home Loan Bank advances

There were no outstanding advances at March 31, 2015.

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

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first three months of 2015 and 2014, there were no transfers of assets or liabilities between hierarchy levels.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2015	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$4,007	$4,007	$—	$—
Obligations of U.S. Government agencies	58,313	—	58,313	—
Mortgage-backed securities	74,078	—	74,078	—
Obligations of states and political subdivisions	94,876	—	94,876	—
Corporate debt	33,225	—	33,225	—
Total assets measured at fair value	$264,499	$4,007	$260,492	$—
28

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,958	$3,958	$—	$—
Obligations of U.S. Government agencies	63,062	—	63,062	—
Mortgage-backed securities	78,417	—	78,417	—
Obligations of states and political subdivisions	84,542	—	84,542	—
Corporate debt	34,902	—	34,902	—
Total assets measured at fair value	$264,881	$3,958	$260,923	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2015, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$15	$—	$—	$15
Residential-1 to 4 family	114	—	—	114
Commercial and industrial	1,126	—	—	1,126
Consumer	52	—	—	52
Total impaired assets measured at fair value	$1,307	$—	$—	$1,307

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$381	$—	$—	$381
Residential-1 to 4 family	323	—	—	323
Commercial and industrial	1,472	—	—	1,472
Consumer	56	—	—	56
Total impaired assets measured at fair value	$2,232	$—	$—	$2,232
29

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property.

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

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2015:

March 31, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,640	$30,640	$30,640
Interest-bearing time deposits with financial institutions	2,783	2,783		2,783
Securities available for sale	264,499	264,499	4,007	260,492
Loans	585,745	577,169			577,169
Other equity securities	5,773	5,773			5,773
Accrued interest receivable	3,744	3,744		3,744

Financial liabilities:

Deposits	804,624	804,995		804,995
Accrued interest payable	165	165		165

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,373			1,373

The carrying amount of loans include $5,923,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2015. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2014:

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
32

The carrying amounts of loans include $5,648,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2014. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Earnings Analysis

Net interest income for the quarter ended March 31, 2015 was $8,554,000, compared to $8,514,000 for the quarter ended March 31, 2014, an increase of $40,000, or under 1%. Yields on interest earning assets declined 6 basis points in the quarter ended March 31, 2015 when compared to the same quarter in 2014. Net interest income is the primary determinant in our ability to generate sustainable earnings.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,
	2015			2014
(Dollar amounts In thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$587,903	$7,710	5.32%	$563,440	$7,627	5.49%
Taxable securities (3)	176,781	830	1.90%	188,294	843	1.82%
Nontaxable securities (3)	81,458	686	3.42%	72,469	651	3.64%
Federal funds sold	—	—	n/a	27	—	n/a
Interest time deposits-other fin institutions	2,783	14	2.04%	5,309	25	1.91%
Total interest earning assets	848,925	9,240	4.41%	829,539	9,146	4.47%

NONINTEREST EARNING ASSETS:
Cash and due from banks	30,995			15,621
Premises and equipment	10,842			12,521
Other assets	28,551			31,872
Total noninterest earning assets	70,388			60,014
TOTAL ASSETS	$919,313			$889,553

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$88,778	18	0.08%	$76,278	16	0.09%
Money market	320,916	289	0.37%	312,261	284	0.37%
Savings	69,539	17	0.10%	65,100	17	0.11%
Time deposits	104,269	130	0.51%	120,096	144	0.49%
FHLB advances	1,000	1	0.41%	22,300	8	0.15%
Note payable	5,489	59	4.36%	—	—	—
Total interest bearing liabilities	589,991	514	0.35%	596,035	469	0.32%

NONINTEREST BEARING LIABILITIES:
Demand deposits	218,216			195,326
Other liabilities	12,966			9,197
Total noninterest bearing liabilities	231,182			204,523

TOTAL LIABILITIES	821,173			800,558
Stockholders’ equity	98,140			88,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$919,313			$889,553

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,726	4.17%		$8,677	4.24%

1)	Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.
2)	Amounts of interest earned included loan fees of $395,000 and $296,000 for the quarters ended March 31, 2015 and 2014, respectively.
3)	Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $172,000 and $163,000 for the quarters ended March 31, 2015 and 2014, respectively, and were derived from nontaxable municipal interest income.
4)	The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.
36

The Net Interest Income and Average Balances table, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2015 and 2014. The principal interest earning assets are loans, from a volume, as well as, from an earnings rate perspective. Yields on loans have declined through the first quarter of 2015.

For the quarter ended March 31, 2015, average gross loans outstanding represented 69% of average earning assets. For the quarter ended March 31, 2014, they represented 68% of average earning assets.

Interest earning assets consist primarily of loans that are originated by or purchased by the Bank and investment securities that are purchased from broker dealers. Investments in loans is the Bank’s most valuable earning asset. Deposit liabilities are obtained through the Bank’s branch offices. Demand deposits are the Bank’s most profitable deposit account.

TABLE 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Three months ended March 31,
	2015 compared to 2014
	Increase(decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$83	$(238)	$321
Taxable securities	(13)	41	(54)
Nontaxable securities (1)	35	(41)	76
Int time deposits-other financial institutions	(11)	2	(13)
Total	94	(236)	330
INTEREST BEARING LIABILITIES
Demand deposits	(2)	1	(3)
Money market	(5)	3	(8)
Savings	0	1	(1)
Time deposits	14	(5)	19
FHLB advances	7	(14)	21
Note payable	(59)	—	(59)
Total	(45)	(14)	(31)
NET INTEREST INCOME	$49	$(250)	$299

(1)	Includes tax equivalent adjustments of $172,000 and $163,000 in the three months ended March 31, 2015, and March 31, 2014, respectively.
(2)	Increases (decreases) shown are in relation to their effect on net interest income.
37

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2015	2014	Amount	Percent
Service charges	$611	$637	$(26)	-4.1%
Gain on available-for-sale securities	69	11	58	527.3%
Bank owned life insurance policy earnings	84	96	(12)	-12.5%
Other income	314	296	18	6.1%
Total noninterest income	$1,078	1,040	$38	3.7%

Noninterest income consists mainly of service charges on deposits, and earnings on bank owned life insurance policies. During the first quarter of 2015, the Bank sold approximately $12,272,000 in investment securities for a pre-tax gain of $69,000. During the first quarter of 2014, the Bank sold $1,023,000 in investment securities for a pre-tax gain of $11,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2015	2014	Amount	Percent
Salaries and employee benefits	$4,302	$4,218	$84	2.0%
Occupancy expense	668	680	(12)	-1.8%
Equipment expense	405	391	14	3.6%
Professional fees	387	531	(144)	-27.1%
FDIC assessment	150	180	(30)	-16.7%
Telephone, postage & supplies	289	286	3	1.0%
Advertising expense	99	85	14	16.5%
Data processing expense	134	145	(11)	-7.6%
Low income housing expense	71	110	(39)	-35.5%
Surety insurance	88	67	21	31.3%
Directors expense	72	63	9	14.3%
Gain on sale of other real estate owned, net	—	(280)	280	-100.0%
Other real estate owned expense, net	—	77	(77)	-100.0%
Other expense	278	289	(11)	-3.8%
Total noninterest expense	$6,943	$6,842	$101	1.5%

Increased salary and employee benefits expenses in the first quarter of 2015 compared to the same period one year ago were the result of normal salary progression. The decrease in professional fees was the result of an overall reduction in legal related expenses.

Provision for Loan Losses

There was a provision for loan losses of $75,000 for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. The allowance for loan losses was $9,744,000 or 1.66% of total gross loans at March 31, 2015, compared to $9,700,000 or 1.63% of total gross loans at December 31, 2014. During the first quarter of 2015 $51,000 in loans were charged off, compared to $73,000 in the same period in 2014. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended March 31, 2015 was 31.2%compared to 30.5% for the quarter ended March 31, 2014. Tax preference items which usually lowered our effective tax rate during the first quarter of 2015 and 2014 included non-taxable interest income derived from municipal loans and investment securities and available Low Income Housing tax credits.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2015, are adequate to meet its operating needs in 2014 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $922,353,000 at March 31, 2015 from $917,164,000 at December 31, 2014, an increase of $5,189,000. The principal source of this increase was a $15,662,000 increase in cash and due from banks, partially offset by a $8,109,000 decrease in net loans.

Loans. Gross loans (before net loan fees) at March 31, 2015 were $585,745,000, a decrease of $8,119,000 or 1.37% from December 31, 2014. Gross commercial real estate loans increased $3,987,000, real estate construction loans decreased $5,534,000, real estate multi- family loans decreased $121,000, real estate loans secured by 1 to 4 family residences decreased $627,000, commercial and industrial loans decreased $6,073,000, and consumer loans increased by $249,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

(Dollar amounts in thousands)	March 31 2015	Percent	December 31 2014	Percent
Commercial real estate	$322,414	55%	$318,427	54%
Real estate construction	34,237	6%	39,771	7%
Real estate multi family	53,703	9%	53,824	9%
Real estate 1 to 4 family	128,105	22%	128,732	22%
Commercial & industrial	45,589	8%	51,662	9%
Consumer loans	1,697	0%	1,448	0%
Gross loans	585,745	100%	593,864	100%
Net deferred loan fees	(395)	0%	(449)	0%
Total	$585,350	100%	$593,415	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2015, and March 31, 2014, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2015	March 31, 2014
Balance, beginning of period	$9,700	$9,879
Provision for loan losses	75	75
Recoveries	20	16
Amounts charged off	(51)	(73)
Balance, end of period	$9,744	$9,897

During the first quarter of 2015 and 2014, respectively there were provisions of $75,000. The provision level was considered appropriate given the declining risk levels within the Bank’s loan portfolio.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2015. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2015, there was $6,693,000 in nonperforming assets, compared to $6,411,000 at December 31, 2014. Nonaccrual loans were $5,923,000 at March 31, 2015, compared to $5,648,000 at December 31, 2014. There were no loans past due 90 days and still accruing at either date.

There was $770,000 in other real estate owned at March 31, 2015, and $763,000 at December 31, 2014. During the first quarter of 2014, the Bank was able to dispose of two properties for a net gain of $280,000. Management intends to aggressively market these properties. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2015, were $804,624,000 compared to $792,194,000 on December 31, 2014. Of these totals, noninterest-bearing demand deposits were $222,400,000 or 27.6% of the total on March 31, 2015, and $202,811,000 or 25.6% on December 31, 2014. Time deposits were $106,511,000 on March 31, 2015, and $105,159,000 on December 31, 2014.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2015:

TABLE 7

(Dollar amounts in thousands)	Under	$100,000
Maturities	$100,000	or more	Total
Three months or less	$8,841	$28,592	$37,433
Over three through six months	6,009	6,465	12,474
Over six through twelve months	7,925	20,448	28,373
Over twelve months	10,291	17,940	28,231
Total	$33,066	$73,445	$106,511

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2015 and December 31, 2014 for the Bank:

TABLE 8				Minimum “Well
	March 31,	December 31,		Capitalized”
Regulatory Capital Ratios	2015	2014		Requirements
Total Regulatory Capital Ratio	13.40%	15.24%	≥	10.00%
Tier 1 Capital Ratio	12.19%	13.99%	≥	6.00%
Leverage Ratios	N/A	10.79%	≥	5.00%
Common equity Tier 1 Capital Ratio	12.19%	N/A	≥	4.50%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2015, liquid assets were $297,922,000, or 32.3% of total assets. As of December 31, 2014, liquid assets were $282,643,000, or 30.8% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2015, and December 31, 2014, respectively, net loans were at 72% and 74% of deposits. See the consolidated statements of Cash Flows under Item I for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2015 and December 31, 2014, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $137,308,000 and $142,221,000 at March 31, 2015 and December 31, 2014, respectively. As a percentage of net loans, these off-balance sheet items represent 23.85% and 24.36% respectively. The Company does not expect all commitments are expected to be funded.

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

Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures based on criteria established in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2015. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2014 Form 10K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c)	ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits
31: Rule 13a-14(a)/15d-14(a) Certifications
32: Section 1350 Certifications
44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 6, 2015.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
45