Form 10-Q
period 2015-06-30
FNB BANCORP/CA/
filed 2015-08-07
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of July 31, 2015: 4,307,489 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	December 31,
(Dollar amounts in thousands)	2015	2014
Cash and due from banks	$91,662	$14,978
Interest-bearing time deposits with financial institutions	2,138	2,784
Securities available-for-sale, at fair value	295,171	264,881
Loans, net of allowance for loan losses of $9,836 and $9,700 on June 30, 2015 and December 31, 2014	571,665	583,715
Bank premises, equipment, and leasehold improvements, net	10,527	10,951
Bank owned life insurance	12,681	12,510
Other equity securities	6,069	5,769
Accrued interest receivable	3,909	3,725
Other real estate owned, net	806	763
Goodwill	1,841	1,841
Prepaid expenses	922	1,045
Other assets	12,437	14,202
Total assets	$1,009,828	$917,164

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$249,420	$202,811
Demand, interest bearing	101,693	89,548
Savings and money market	437,092	394,676
Time	104,935	105,159
Total deposits	893,140	792,194

Federal Home Loan Bank advances	—	9,000
Note payable	5,250	5,550
Accrued expenses and other liabilities	11,001	13,332
Total liabilities	909,391	820,076

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,305,987 shares at June 30, 2015 and 4,259,306 shares at December 31, 2014	67,597	66,791
Retained earnings	31,452	28,729
Accumulated other comprehensive income, net of tax	1,388	1,568
Total stockholders’ equity	100,437	97,088
Total liabilities and stockholders’ equity	$1,009,828	$917,164

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$7,855	$7,897	$15,565	$15,524
Interest on taxable securities	843	851	1,673	1,694
Interest on tax-exempt securities	589	492	1,103	980
Interest on time dep w /other financial institutions	13	27	27	46
Total interest income	9,300	9,267	18,368	18,244
Interest expense:
Interest on deposits	538	484	992	945
Interest on FHLB advances	—	3	1	11
Interest on note payable	57	68	116	68
Total interest expense	595	555	1,109	1,024
Net interest income	8,705	8,712	17,259	17,220
Provision for loan losses	75	—	150	75
Net interest income after provision for loan losses	8,630	8,712	17,109	17,145
Noninterest income:
Service charges	627	647	1,238	1,284
Net gain on sale of available-for-sale securities	152	28	221	39
Bank owned life insurance earnings	87	90	171	186
Other income	401	215	715	517
Total noninterest income	1,267	980	2,345	2,026
Noninterest expense:
Salaries and employee benefits	4,111	4,177	8,413	8,395
Occupancy expense	646	694	1,314	1,374
Equipment expense	410	406	815	797
Professional fees	354	501	741	1,032
FDIC assessment	150	180	300	360
Telephone, postage and supplies	256	313	545	599
Advertising	170	136	269	221
Data processing expense	147	134	281	279
Low income housing expense	71	110	142	220
Surety insurance	88	67	176	134
Directors expense	72	63	144	126
Loss (gain) on sale of other real estate owned, net	—	60	—	(220)
Other real estate owned (recovery) expense, net	(6)	11	(6)	88
Other expense	320	358	598	647
Total noninterest expense	6,789	7,210	13,732	14,052
Earnings before provision for income tax expense	3,108	2,482	5,722	5,119
Provision for income tax expense	1,037	853	1,852	1,656
Net earnings	2,071	1,629	3,870	3,463
Dividends and discount accretion on preferred stock	—	—	—	170
Net earnings available to common stockholders	$2,071	$1,629	$3,870	$3,293

Earnings per share data:
Basic	$0.48	$0.39	$0.90	$0.78
Diluted	$0.47	$0.37	$0.88	$0.76
Weighted average shares outstanding:
Basic	4,296	4,230	4,285	4,207
Diluted	4,415	4,367	4,409	4,349

See accompanying notes to consolidated financial statements.

 FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$2,071	$1,629	$3,870	$3,463
Unrealized holding gain (loss) on available-for-sale securities, net of tax benefit of $954 and $34 for three and six months ended June 30, 2015, and net of tax benefit of $1,034 and $1,754 for three and six months ended June 30, 2014.	(1,373)	1,487	(50)	2,522
Reclassification adjustment for gain on available-for-sale securities sold, net of tax of $63 and $91 for three and six months ended June 30, 2015, and $11 and $16 for three and six months ended June 30, 2014, respectively	(89)	(17)	(130)	(23)
Other Comprehensive (Loss) Earnings	(1,462)	1,470	(180)	2,499

Total comprehensive earnings	$609	$3,099	$3,690	$5,962

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30
	2015	2014
Cash flow from operating activities:
Net earnings	$3,870	$3,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(221)	(39)
Gain on sale of other real estate owned, net	—	(220)
Depreciation, amortization and accretion	1,668	1,730
Stock-based compensation expense	122	139
Earnings on bank owned life insurance	(171)	(186)
Decrease in net deferred loan fees	(45)	(18)
Provision for loan losses	150	75
(Increase) decrease in accrued interest receivable	(184)	134
Decrease in prepaid expense	123	197
Decrease in other assets	1,765	661
Decrease in accrued expenses and other liabilities	(2,765)	(33)
Net cash provided by operating activities	4,312	5,903

Cash flows from investing activities:
Purchase of securities available-for-sale	(62,042)	(18,791)
Proceeds from matured/called/sold securities available-for-sale	30,565	18,138
Investment, net of redemption, in other equity securities	(300)	(276)
Redemption of time deposits of other banks	646	1,082
Proceeds from sale of other real estate owned	—	1,461
Net investment in other real estate owned	(43)	(77)
Net decrease (increase) in loans	11,945	(4,746)
Purchases of bank premises, equipment, leasehold improvements	(141)	(526)
Net cash provided by investing activities	(19,370)	(3,735)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30
	2015	2014
Cash flows from financing activities:
Net increase in demand and savings deposits	$101,170	$34,011
Net decrease in time deposits	(224)	(17,404)
Decrease in FHLB advances	(9,000)	(8,000)
Proceeds from note payable	—	6,000
Principal reduction of note payable	(300)	(150)
Dividends paid on common stock	(588)	(403)
Exercise of stock options	684	1,073
Redemption of preferred stock series C	—	(9,450)
Dividends paid on preferred stock series C	—	(170)
Net cash provided by financing activities	91,742	5,507
NET INCREASE IN CASH AND CASH EQUIVALENTS	76,684	7,675
Cash and cash equivalents at beginning of period	14,978	14,007
Cash and cash equivalents at end of period	$91,662	$21,682

Additional cash flow information:
Interest paid	1,087	1,009
Income taxes paid	2,889	1,537

Non-cash investing and financing activities:
Accrued dividends	559	445
Change in unrealized (loss) gain in available-for-sale securities, net of tax	(180)	2,499
OREO sale funded by loan origination	—	3,400

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Mateo, San Francisco and Santa Clara counties.

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

The amount of compensation expense for options recorded in the quarters ended June 30, 2015 and 2014 was $61,000 and $69,000, respectively. The amount of compensation expense recorded for the six months ended June 30, 2015 and 2014 was $122,000 and $139,000, respectively. There was no income tax benefit recognized from stock options exercised during the quarter and year to date ended June 30, 2015, but there was an income tax benefit recognized for stock options exercised of $245,000 for the quarter and year to date ended June 30, 2014.

The intrinsic value for options exercised during the six months ended June 30, 2015 was $625,000. The intrinsic value for options exercisable as of June 30, 2015 was $3034,000. The intrinsic value for options exercised during the six months ended June 30, 2014 was $259,000. The intrinsic value of options exercisable at June 30, 2014 was $2,897,000. There were no options granted for the first six months ended June 30, 2015 and 2014, respectively.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2015 was $611,000, and the weighted average period over which it will be amortized is 3.2 years.

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

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$2,071	$1,629	$3,870	$3,463
Dividends and discount accretion on preferred stock	—	—	—	(170)
Net earnings available to common stockholders	$2,071	$1,629	$3,870	$3,633

Average number of shares outstanding	4,296	4,230	4,285	4,207
Effect of dilutive options	119	130	124	135
Average number of shares outstanding used to calculate diluted earnings per share	4,415	4,367	4,409	4,349

Anti-dilutive options not included	93,751	65,940	94,882	258,741

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2015:
U.S. Treasury securities	$5,996	$27	$(4)	$6,019
Obligations of U.S. government agencies	78,545	354	(126)	78,773
Mortgage-backed securities	66,150	909	(497)	66,562
Obligations of states and political subdivisions	109,615	2,208	(567)	111,256
Corporate debt	32,512	165	(116)	32,561
	$292,818	$3,663	$(1,310)	$295,171
December 31, 2014:
U.S. Treasury securities	$3,975	$12	$(29)	$3,958
Obligations of U.S. government agencies	63,090	270	(298)	63,062
Mortgage-backed securities	78,076	1,002	(661)	78,417
Obligations of states and political subdivisions	82,151	2,534	(143)	84,542
Corporate debt	34,931	176	(205)	34,902
	$262,223	$3,994	$(1,336)	$264,881

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2015 and December 31, 2014, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
U. S. Treasury securities	$—	$—	$2,034	$(4)	$2,034	$(4)
Obligations of U.S. government agencies	22,189	(71)	6,992	(55)	29,181	$(126)
Mortgage-backed securities	15,298	(177)	14,989	(320)	30,287	(497)
Obligations of states and political subdivisions	36,204	(517)	1,831	(50)	38,035	(567)
Corporate debt	9,390	(97)	2,483	(19)	11,873	(116)
Total	$83,081	$(862)	$28,329	$(448)	$111,410	$(1,310)

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014:
U. S. Treasury securities	$—	$—	$2,015	$(29)	$2,015	$(29)
Obligations of U.S. government agencies	13,178	(43)	19,116	(255)	32,294	(298)
Mortgage-backed securities	5,056	(10)	36,382	(651)	41,438	(661)
Obligations of states and political subdivisions	8,678	(49)	5,696	(94)	14,374	(143)
Corporate debt	18,065	(125)	4,919	(80)	22,984	(205)
Total	$44,977	$(227)	$68,128	$(1,109)	$113,105	$(1,336)

At June 30, 2015, there were twenty-three securities in an unrealized loss position for twelve consecutive months or more. At the same date, there were eighty-five securities in an unrealized loss position for less than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to changes in interest rates and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

The amortized cost and carrying value of available-for-sale debt securities as of June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2015:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$13,123	$13,230
Due after one through five years	126,436	127,345
Due after five years through ten years	124,134	125,118
Due after ten years	29,125	29,478
	$292,818	$295,171

For the six months ended June 30, 2015 and June 30, 2014, respectively, gross realized gains amounted to $221,000 and $39,000, on securities sold for $19,228,000 and $5,067,000, respectively. For the six months ended June 30, 2015 and June 30, 2014, there were no gross realized losses. For the three months ended June 30, 2015 and June 30, 2014, respectively, gross realized gains amounted to $152,000 and $28,000 on securities sold for $1,916,000 and $4,044,000 respectively. For the three months ended June 30, 2015 and June 30, 2014, there were no gross realized losses.

At June 30, 2015, securities with an amortized cost of $106,152,000 and fair value of $107,069,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at June 30, 2015 and December 31, 2014:

				Total
(Dollar amounts in thousands)	FNB			Balance
	Bancorp			June 30,
June 30, 2015	Originated	PNCI	PCI	2015
Commercial real estate	$298,454	$30,528	$1,321	$330,303
Real estate construction	30,744	1,904	—	32,648
Real estate multi-family	41,620	9,993	—	51,613
Real estate 1 to 4 family	123,811	4,089	—	127,900
Commercial & industrial	29,649	8,096	—	37,745
Consumer loans	1,696	—	—	1,696
Gross loans	525,974	54,610	1,321	581,905
Net deferred loan fees	(404)	—	—	(404)
Allowance for loan losses	(9,836)		—	(9,836)
Net loans	$515,734	$54,610	$1,321	$571,665

				Total
(Dollar amounts in thousands)	FNB			Balance
	Bancorp			December 31,
December 31, 2014	Originated	PNCI	PCI	2014
Commercial real estate	$285,252	$31,852	$1,323	$318,427
Real estate construction	37,827	1,944	—	39,771
Real estate multi-family	43,379	10,445	—	53,824
Real estate 1 to 4 family	123,522	5,210	—	128,732
Commercial & industrial	42,551	9,111	—	51,662
Consumer loans	1,448	—	—	1,448
Gross loans	533,979	58,562	1,323	593,864
Net deferred loan fees	(449)	—	—	(449)
Allowance for loan losses	(9,700)	—	—	(9,700)
Net loans	$523,830	$58,562	$1,323	$583,715

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$5,305	$1,420	$152	$1,845	$961	$61	$9,744
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	16	—	—	—	5	1	22
Provision	706	(723)	46	169	(118)	(5)	75
Ending balance	$6,027	$697	$198	$2,014	$848	$52	$9,836

Ending balance: individually evaluated for impairment	$133	$—	$—	$526	$236	$8	$903
Ending balance: collectively evaluated for impairment	$5,894	$697	$198	$1,488	$612	$44	$8,933

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(11)	(56)
Recoveries	22	—	—	1	18	1	42
Provision	456	(152)	(8)	93	(243)	4	150
Ending balance	$6,027	$697	$198	$2,014	$848	$52	$9,836

Ending balance: individually evaluated for impairment	$133	$—	$—	$526	$236	$8	$903
Ending balance: collectively evaluated for impairment	$5,894	$697	$198	$1,488	$612	$44	$8,933

	Recorded Investment in Loans at June 30, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$330,303	$32,648	$51,613	$127,900	$37,745	$1,696	$581,905
Ending balance: individually evaluated for impairment	$9,544	$2,364	$—	$4,843	$1,938	$59	$18,748
Ending balance: collectively evaluated for impairment	$320,759	$30,284	$51,613	$123,057	$35,807	$1,637	$563,157

	Recorded Investment in Loans at December 31, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Commercial	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$318,427	$39,771	$53,824	$128,732	$51,662	$1,448	$593,864
Ending balance: individually evaluated for impairment	$9,530	$2,373	$—	$4,333	$2,315	$64	$18,615
Ending balance: collectively evaluated for impairment	$308,897	$37,398	$53,824	$124,399	$49,347	$1,384	$575,249

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,624	$735	$369	$1,835	$1,268	$66	$9,897
Charge-offs	—	(183)	—	—	—	(20)	(203)
Recoveries	1,051	—	—	1	110	3	1,165
Provision	(460)	165	96	414	(212)	(3)	—
Ending balance	$6,215	$717	$465	$2,250	$1,166	$46	$10,859

Ending balance: individually evaluated for impairment	$128	$—	$—	$481	$151	$—	$760
Ending balance: collectively evaluated for impairment	$6,087	$717	$465	$1,769	$1,015	$46	$10,099

	Allowance for Credit Losses
	For the Six months Ended June 30, 2014
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	—	(183)	—	(62)	—	(31)	(276)
Recoveries	1,052	—	—	2	124	3	1,181
Provision	(600)	166	172	522	(195)	10	75
Ending balance	$6,215	$717	$465	$2,250	$1,166	$46	$10,859

Ending balance: individually evaluated for impairment	$128	$—	$—	$481	$151	$—	$760
Ending balance: collectively evaluated for impairment	$6,087	$717	$465	$1,769	$1,015	$46	$10,099

	Recorded Investment in Loans at June 30, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$319,661	$39,760	$53,499	$114,869	$42,545	$1,434	$571,768

Ending balance: individually evaluated for impairment	$9,043	$2,382	$—	$3,847	$4,133	$9	$19,414

Ending balance: collectively evaluated for impairment	$310,618	$37,378	$53,499	$111,022	$38,412	$1,425	$552,354
16

	Impaired Loans
	As of and for the six months ended June 30, 2015

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$4,411	$5,292	$—	$4,437	$125
Commercial real estate construction	2,364	2,547	—	2,368	68
Residential- 1 to 4 family	1,478	1,481	—	1,283	31
Commercial and industrial	546	791	—	743	18
Consumer	—	—	—	—	—
Total	8,799	10,111	—	8,831	242

With an allowance recorded
Commercial real estate	$5,133	$5,138	$133	$5,172	$130
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	3365	3383	526	3,397	69
Commercial and industrial	1,392	1,740	236	1,563	23
Consumer	59	59	8	61	4
Total	9,949	10,320	903	10,193	226

Total
Commercial real estate	$9,544	$10,430	$133	$9,609	$255
Commercial real estate construction	2,364	2,547	—	2,368	68
Residential - 1 to 4 family	4,843	4,864	526	4,680	100
Commercial and industrial	1,938	2,531	236	2,306	41
Consumer	59	59	8	61	4
Grand total	$18,748	$20,431	$903	$19,024	$468
17

	Impaired Loans
	As of and for the year ended December 31, 2014

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,462	$5,333	$—	$4,473	$304
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	1,594	1,737	—	1,379	67
Commercial and industrial	582	939	—	788	54
Consumer	—	—	—	—	—
Total	9,011	10,565	—	8,486	575

With an allowance recorded
Commercial real estate	$5,068	$5,071	$101	$5,127	$258
Residential- 1 to 4 family	2,739	2,754	432	2,759	111
Commercial and industrial	1,733	2,100	225	1,907	33
Consumer	64	64	8	67	5
Total	9,604	9,989	766	9,860	407

Total
Commercial real estate	$9,530	$10,404	$101	$9,600	$562
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	4,333	4,491	432	4,138	178
Commercial and industrial	2,315	3,039	225	2,695	87
Consumer	64	64	8	67	5
Grand total	$18,615	$20,554	$766	$18,346	$982

Nonaccrual loans totaled $6,020,000 and $5,648,000 as of June 30, 2015 and December 31, 2014. The difference between impaired loan and nonaccrual loan classifications are loans that have been restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible are considered impaired loans.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	June 30,	December 31,
	2015	2014
Commercial real estate	$2,227	$2,111
Real estate - 1 to 4 family	1,727	1,181
Commercial & industrial	2,007	2,292
Consumer	59	64
Total	$6,020	$5,648

Interest income on impaired loans of $468,000 was recognized for cash payments received during the six months ended June 30, 2015, and $982,000 was recognized for cash payments received during the year ended December 31, 2014, respectively. Interest income on impaired loans for cash payments received during the six month period ended June 30, 2014 was $455,000; for the three months ended June 30, 2015 it was $243,000, and for the three months ended June 30, 2014 it was $184,000. The amount of interest on impaired loans not collected for the six months ended June 30, 2015 was $198,000 and for the year ended December 31, 2014 was $398,000. For the six months ended June 30, 2014, it was $214,000; for the three months ended June 30, 2015, it was $92,000; for the three months ended June 30, 2014 it was $64,000. The cumulative amount of unpaid interest on impaired loans was $3,142,000 at June 30, 2015, and $3,829,000 at the year ended December 31, 2014. Average recorded investment in impaired loans for six months ended June 30, 2014 was $19,211,000. Average recorded investment in impaired loans for three months ended June 30, 2015 was $18,963,000, and for the three months ended June 30, 2014 was $21,963,000, and interest paid on impaired loans for 3 months for three months ended June 30, 2015 was $243,000. Interest paid for three months ended June 30, 2014 was $184,000. Total outstanding principal of troubled debt restructured loans as of June 30, 2015 was $16,025,000, of which $9,570,000 was commercial real estate loans, $1,295,000 was real estate construction loans, $3,450,000 was real estate one to four family, and $1,710,000 was commercial loans. Total outstanding principal of troubled debt restructured loans at December 31, 2014 was $16,517,000, of which $2,054,000 was commercial loans, $1,304,000 was real estate construction loans, $3,661,000 was real estate one to four family, and $9,498,000 was commercial real estate loans.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	June 30, 2015			December 31, 2014
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$7,462	$2,108	$9,570	$7,407	$2,091	$9,498
Real Estate construction	1,295	—	1,295	1,304	—	1,304
Real estate 1 to 4 family	2,973	477	3,450	3,153	508	3,661
Commercial & industrial	—	1,710	1,710	294	1,760	2,054
Total	$11,730	$4,295	$16,025	$12,158	$4,359	$16,517

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

As of June 30, 2015, there were no commitments for additional funding of troubled debt restructurings.

There were no new modifications for the three months ended June 30, 2015.

During the periods ended June 30, 2015, no loans defaulted that were modified as troubled debt restructurings within the previous twelve months.

The following table details modifications for the six months ended June 30, 2015:

Modifications
For the six months ended June 30, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$477	$477
Total	1	$477	$477

All restructurings were a modification of interest rate and as a result payment.

The following table details modifications for the six months ended June 30, 2014:

	Modifications
	For the six months ended June 30, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	3	$1,454	$1,454
Real estate 1 to 4 family	1	572	572
Total	4	$2,026	$2,026

Modifications
For the three months ended June 30, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	3	$1,454	$1,454
Total	3	$1,454	$1,454

During the period ended June 30, 2014, no loans defaulted that were modified as troubled debt restructurings within the previous twelve months following the date of restructure. All restructurings were a modification of interest rate and as a result payment. There were no principal reductions granted.

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

	Age Analysis of Past Due Loans
	As of June 30, 2015
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$612	$143	$755	$297,699	$298,454
Real estate construction	—	—	—	—	30,744	30,744
Real estate multi family	—	—	—	—	41,620	41,620
Real estate 1 to 4 family	110	—	509	619	123,192	123,811
Commercial and industrial	—	170	2,006	2,176	27,473	29,649
Consumer	—	—	—	—	1,696	1,696
Total	$110	$782	$2,658	$3,550	$522,424	$525,974

Purchased
Not credit impaired
Commercial real estate	$108	$1,898	$—	$2,006	$28,522	$30,528
Real estate construction	—	—	—	—	1,904	1,904
Real estate multi-family	—	—	—	—	9,993	9,993
Real estate 1 to 4 family	—	—	400	400	3,689	4,089
Commercial and industrial	—	—	—	—	8,096	8,096
Total	$108	$1,898	$400	$2,406	$52,204	$54,610

Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,321	$1,321
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,321	$1,321

At June 30, 2015, there were no loans that were 90 days or more past due where interest was still accruing.

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

At December 31, 2014 there were no loans that were 90 days or more past due where interest was still accruing.

	Credit Quality Indicators
	As of June 30, 2015

(Dollar amounts in thousands)
		Special	Sub-		Total
	Pass	mention	standard	Doubtful	loans
Commercial real estate	$291,705	$1,883	$4,866	$—	$298,454
Real estate construction	29,627	—	1,117	—	30,744
Real estate multi-family	41,620	—	—	—	41,620
Real estate 1 to 4 family	122,603	—	1,019	189	123,811
Commercial and industrial	29,035	—	614	—	29,649
Consumer loans	1,590	—	106	—	1,696
Totals	$516,180	$1,883	$7,722	$189	$525,974

Purchased
Not credit impaired
Commercial real estate	$24,709	$—	$5,819	$—	$30,528
Real estate construction	1,904	—	—	—	1,904
Real estate multi-family	9,993	—	—	—	9,993
Real estate 1 to 4 family	3,689	—	400	—	4,089
Commercial and industrial	8,096	—	—	—	8,096
Total	$48,391	$—	$6,219	$—	$54,610

Credit impaired
Commercial real estate					$1,321
Total					$1,321

	Credit Quality Indicators
	As of December 31, 2014

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$281,216	$1,913	$2,031	$92	$285,252
Real estate construction	38,962	—	1,135	—	37,827
Real estate multi-family	43,379	—	—	—	43,379
Real estate 1 to 4 family	122,499	—	1,023	—	123,522
Commercial & industrial	41,394	—	1,157	—	42,551
Consumer loans	1,384	—	64	—	1,448
Totals	$528,834	$1,913	$5,410	$92	$533,979

Purchased
Not credit impaired
Commercial real estate	$26,009	$—	$5,843	$—	$31,852
Real estate construction	1,944	—	—	—	1,944
Real estate multi-family	10,445	—	—	—	10,445
Real estate 1 to 4 family	4,810	—	—	400	5,210
Commercial & industrial	9,111	—	—	—	9,111
Total	$52,319	$—	$5,843	$400	$58,562

Purchased
Credit impaired
Commercial real estate					$1,323
Total					$1,323

NOTE F - BORROWINGS

Federal home Loan Bank advances

There were no overnight advances at June 30, 2015.

Corporate loan

On March 27, 2014, FNB Bancorp received funding under a $6,000,000 term loan credit facility. This loan carries a variable rate of interest that fluctuates on a monthly basis. The interest rate is based on the 3 month LIBOR rate plus 4%. Payments of $50,000 in principal plus accrued interest are payable monthly. The first loan payment was due and was paid on May 1, 2014. The maturity date on this credit facility is March 26, 2019. On the maturity date, all outstanding principal plus accrued interest shall become due and payable. FNB Bancorp has pledged its stock ownership in First National Bank of Northern California as collateral subject to the terms and conditions contained in the Loan Agreement and the Pledge and Security Agreement. FNB Bancorp retains the right to prepay this debt at any time upon not less than 7 days’ prior written notice to Lender. The proceeds from this loan were contributed to the Bank as an additional capital contribution. This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines.

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first six months of 2015 and 2014, there were no transfers between levels of fair value hierarchy.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2015	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$6,019	$6,019	$—	$—
Obligations of U.S. Government agencies	78,773	—	78,773	—
Mortgage-backed securities	66,562	—	66,562	—
Obligations of states and political subdivisions	111,256	—	111,256	—
Corporate debt	32,561	—	32,561	—
Total assets measured at fair value	$295,171	$6,019	$289,152	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,958	$3,958	$—	$—
Obligations of U.S. Government agencies	63,062	—	63,062	—
Mortgage-backed securities	78,417	—	78,417	—
Obligations of states and political subdivisions	84,542	—	84,542	—
Corporate debt	34,902	—	34,902	—
Total assets measured at fair value	$264,881	$3,958	$260,923	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at June 30, 2015, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	6/30/2015	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans:
Commercial real estate	$124	$—	$—	$124
Residential- 1 to 4 family	213	—	—	213
Commercial and industrial	1,088	—	—	1,088
Total impaired assets measured at fair value	$1,425	$—	$—	$1,425

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans:
Commercial real estate	$381	$—	$—	$381
Residential-1 to 4 family	323	—	—	323
Commercial and industrial	1,472	—	—	1,472
Consumer	56	—	—	56
Total impaired assets measured at fair value	$2,232	$—	$—	$2,232

The Bank does not record loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral or when the impaired loan has been written down to fair value require classification in the fair value hierarchy. If the fair value of the collateral is based on a non-observable market price or a current appraised value, the Bank records the impaired loans as nonrecurring Level 3. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank also records the impaired loans as nonrecurring Level 3.

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment is recorded along with a corresponding reduction in the book carrying value of the property.

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

Note payable.

The fair value of the note payable is based on the current balance outstanding The fair value is calculated on discounted cash flows. The discount rate is equal to the market rate offered on similar products.

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

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2015:

June 30, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$91,662	$91,662	$91,662
Interest-bearing time deposits with financial institutions	2,138	2,138		$2,138
Securities available for sale	295,171	295,171	6,019	289,152
Loans	581,905	582,378			$582,378
Other equity securities	6,069	6,069			6,069
Accrued interest receivable	3,909	3,909		3,909

Financial liabilities:

Deposits	893,140	893,485		893,485
Note payable	5,250	5,250		5,250
Accrued interest payable	204	204		204

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,453			1,453

The carrying amount of loans includes $6,020,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2015. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2014:

December 31, 2014	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,978	$14,978	$14,978
Interest-bearing time deposits with financial institutions	2,784	2,813		$2,813
Securities available for sale	264,881	264,881	3,958	260,923
Loans	593,864	594,524			$594,524
Other equity securities	5,769	5,769			5,769
Accrued interest receivable	3,725	3,725		3,725

Financial liabilities:
Deposits	792,194	792,472		792,472
Federal Home Loan Bank advances	9,000	9,000		9,000
Note payable	5,550	5,550		5,550
Accrued interest payable	182	182		182

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,449			1,449

The carrying amount of loans includes $5,648,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2014. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted.

The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides “guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.” It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. The Company will continue to account for our low-income housing tax credit investments using the equity method subsequent to the adoption of ASU 2014-01 and does not expect any impact on the Company’s consolidated financial statements.

Earnings Analysis

Net earnings available to common stockholders for the quarter ended June 30, 2015 were $2,071,000, compared to net earnings available to common stockholders of $1,629,000 for the quarter ended June 30, 2014, an increase of 27%. Net earnings available to common stockholders for the six months ended June 30, 2015 were $3,870,000, an increase of $577,000 from the same period in 2014.

Net interest income for the quarter ended June 30, 2015 was $8,705,000, compared to $8,712,000 for the quarter ended June 30, 2014, a decrease of $7,000, or 0.08%. Net interest income for the six months ended June 30, 2015 was $17,259,000, compared to $17,220,000 for the six months ended June 30, 2014.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2015 compared to the three-and six-month periods ended June 30, 2014.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Three months ended June 30,
	2015			2014
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$590,872	$7,855	5.39%	$568,329	$7,897	5.64%
Taxable securities	180,977	843	1.89%	188,807	851	1.83%
Nontaxable securities (3)	97,474	786	3.27%	73,331	657	3.63%
Fed funds sold	—	—	n/a	5	—	n/a
Interest time deposits other financial institutions	2,493	13	2.11%	4,569	27	2.40%
Total interest earning assets	871,816	9,497	4.42%	835,041	9,432	4.58%

NONINTEREST EARNING ASSETS:
Cash and due from banks	42,613			22,815
Premises	10,647			12,544
Other assets	28,117			28,417
Total noninterest earning assets	81,377			63,776
TOTAL ASSETS	$953,193			$898,817

INTEREST BEARING LIABILITIES:
Demand, int bearing	$98,536	30	0.12%	$81,566	18	0.09%
Money market	326,880	349	0.43%	331,460	314	0.38%
Savings	76,679	20	0.11%	66,658	17	0.10%
Time deposits	105,955	139	0.53%	109,113	135	0.50%
FHLB advances	—	—	n/a	7,846	3	0.16%
Note payable	5,338	57	4.33%	5,939	68	4.64%
Fed funds purchased	—	—	n/a	—	—	n/a
Total interest bearing liabilities	613,388	595	0.39%	602,582	555	0.37%

NONINTEREST BEARING LIABILITIES:
Demand deposits	228,560			197,312
Other liabilities	11,544			9,860
Total noninterest bearing liabilities	240,104			207,172

TOTAL LIABILITIES	853,492			809,754
Stockholders’ equity	99,701			89,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$953,193			$898,817

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$8,902	4.14%		$8,877	4.31%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $367,000 and $362,000 for the quarters ended June 30, 2015 and 2014, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $197,000 and $165,000 for the quarters ended June 30, 2015 and 2014, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Six months ended June 30,
	2015			2014
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$589,396	$15,565	5.33%	$565,898	$15,524	5.53%
Taxable securities	178,891	1,673	1.89%	188,552	1,694	1.81%
Nontaxable securities (3)	89,510	1,472	3.32%	72,903	1,308	3.62%
Fed funds sold	—	—	n/a	16	—	n/a
Interest time deposits other financial institutions	2,637	27	2.06%	4,937	46	1.88%
Tot interest earning assets	860,434	18,737	4.39%	832,306	18,572	4.50%

NONINTEREST EARNING ASSETS:
Cash and due from banks	36,836			19,238
Premises	10,744			12,533
Other assets	28,278			30,134
Tot noninterest earning assets	75,913			61,905
TOTAL ASSETS	$936,347			$894,211

Demand, int bearing	$93,684	48	0.10%	$78,936	34	0.09%
Money market	323,914	638	0.40%	321,913	599	0.38%
Savings	73,129	37	0.10%	65,884	33	0.10%
Time deposits	105,116	269	0.52%	114,575	278	0.49%
FHLB advances	497	1	0.41%	15,033	12	0.16%
Note payable	5,414	116	4.32%	3,152	68	4.35%
Tot interest bearing liabilities	601,754	1,109	0.37%	599,493	1,024	0.34%

NONINTEREST BEARING LIABILITIES:
Demand deposits	223,417			196,324
Other liabilities	12,252			9,531
Tot noninterest bearing liabilities	235,669			205,855

TOTAL LIABILITIES	837,423			805,348
Stockholders’ equity	98,924			88,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$936,347			$894,211

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$17,628	4.13%		$17,548	4.25%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned included loan fees of $681,000 and $658,000 for the six months ended June 30, 2015 and 2014, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $562,000 and $328,000 for the six months ended June 30, 2015 and 2014, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The various components that contributed to changes in net interest income for the three and six months ended June 30, 2015 and 2014 are shown above in Tables 1 and 2. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2015, average loans outstanding represented 67.8% of average earning assets. For the quarter ended June 30, 2014, they represented 68.1% of average assets. For the six months ended June 30, 2015 and 2014, average loans outstanding represented 68.5% and 68.0%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 decreased from 4.58% to 4.42%, or 16 basis points. Average loans increased by $22,543,000, quarter over quarter, while their yield decreased from 5.64% to 5.39%, or 25 basis points. Interest income on total interest earning assets for the quarter increased $65,000 or 0.69% on a fully-taxable equivalent basis.

New customer deposits have been primarily in DDA, NOW and Money Market accounts during the first six months of 2015. The low rates being offered on term deposits coupled with the possible increase in short term rates by the FOMC are, in part, the underlying reason for this migration. In addition, during the second quarter of 2015, the Company received deposits from two customers that totaled $18.5 million in DDA accounts and $50 million in Money Market accounts. The DDA deposit is expected to leave the Bank in its entirety, early in the third quarter, 2015.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, interest income on interest earning assets increased $165,000 or 0.9% on a fully-taxable equivalent basis, and average earning assets increased $28,128,000, or 3.4%. Average loans increased by $23,498,000, or 4.2%. Interest on loans increased $41,000 or 0.3%, while the yield decreased 20 basis points, or 3.6%. The cost on total interest bearing liabilities increased from 0.34% to 0.37%. Time deposit averages decreased $9,459,000 or 8.3%. Their yield increased 3 basis points, or 6.1%. Money market deposit average balances increased $2,001,000, or 0.6%, and their cost increased $39,000, or 6.5%.

For the three and six month periods ended June 30, 2015 and June 30, 2014, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended June 30,
(Dollar amounts in thousands)	2015 Compared to 2014
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$(42)	$(342)	$300
Taxable securities	(8)	29	(37)
Nontaxable securities (1)	129	(66)	195
Interest on time deposits with other financial institutions	(14)	(2)	(12)
Total	$65	$(381)	$446

INTEREST BEARING LIABILITIES
Demand deposits	$(12)	$(8)	$(4)
Money market	(35)	(40)	5
Savings deposits	(3)	—	(3)
Time deposits	(4)	(8)	4
FHLB advances	3	—	3
Note payable	11	4	7
Total	$(40)	$(52)	$12
NET INTEREST INCOME	$25	$(433)	$458

(1)   Includes tax equivalent adjustment of $197,000 and $165,000 in the three months ended June 30, 2015 and June 30, 2014, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Six Months Ended June 30,
(Dollar amounts in thousands)	2015 Compared to 2014
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$41	$(604)	$645
Taxable securities	(21)	66	(87)
Nontaxable securities (1)	164	(109)	273
Interest on time deposits with other financial institutions	(19)	5	(24)
Total	$165	$(642)	$807

INTEREST BEARING LIABILITIES
Demand deposits	$(13)	$(7)	$(6)
Money market	(39)	(35)	(4)
Savings deposits	(4)	—	(4)
Time deposits	9	(14)	23
FHLB advances	10	—	10
Note payable	(48)	1	(49)
Total	$(85)	$(55)	$(30)
NET INTEREST INCOME	$80	$(697)	$777

(1)   Includes tax equivalent adjustment of $562,000 and $328,000 in the six months ended June 30, 2015 and June 30, 2014, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME

	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2015	2014	Amount	Percent
Service charges	$627	$647	$(20)	-3.1%
Net gain on available-for-sale of securities	152	28	124	442.9%
Bank owned life insurance policy earnings	87	90	(3)	-3.3%
Other income	401	215	186	86.5%
Total noninterest income	$1,267	$980	$287	29.3%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2015	2014	Amount	Percent
Service charges	$1,238	$1,284	$(46)	-3.6%
Gain on sale of available-for-securities	221	39	182	466.7%
Bank owned life insurance policy earnings	171	186	(15)	-8.1%
Other income	715	517	198	38.3%
Total noninterest income	$2,345	$2,026	$319	15.7%

Noninterest income consists mainly of service charges on deposits, and earnings on bank owned life insurance policies. The Bank service charges were down during the second quarter and year to date of June 30, 2015 when compared to the same period during 2014 due primarily to a decrease in our overdraft fees. During the second quarter of 2015, the Bank sold or had called $7,645,000 in investment securities for a pre-tax gain of $152,000. During the first six months of 2015, the Bank sold or had called $21,228,000 in investment securities for a pre-tax gain of $221,000. During the first six months of 2014, the Company sold approximately $5,398,000 in investment securities at a pre-tax net gain of $39,000. The sale proceeds were reinvested in a variety of investment securities during the same period. Other income includes income on equity securities, Which includes income on Federal Home Loan Bank stock (“FHLB”). The FHLB gave a one-time dividend of $157,000 in the second quarter of 2015, which affected the quarter and year to date. Within Other Income, interest and dividends on equity securities was $272,000 for the three months ended June 30, 2015, compared to $83,000 for the same period in 2014. Interest and dividends for the six months ended June 30, 2015 was $387,000, compared to $200,000 for the same period in 2014.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE

	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2015	2014	Amount	Percent
Salaries and employee benefits	$4,111	$4,177	$(66)	-1.6%
Occupancy expense	646	694	(48)	-6.9%
Equipment expense	410	406	4	1.0%
Professional fees	354	501	(147)	-29.3%
FDIC assessment	150	180	(30)	-16.7%
Telephone, postage & supplies	256	313	(57)	-18.2%
Advertising expense	170	136	34	25.0%
Data processing expense	147	134	13	9.7%
Low income housing expense	71	110	(39)	-35.5%
Surety insurance	88	67	21	31.3%
Directors expense	72	63	9	14.3%
Other real estate owned expense, net	(6)	11	(17)	-154.5%
Loss on sale of other real estate owned, net	—	60	(60)	100.0%
Other expense	320	358	(38)	-10.6%
Total noninterest expense	$6,789	$7,210	$(421)	-5.8%

	NONINTEREST EXPENSE

	Six months
	ended June 30,		Variance
(Dollar amounts in thousands)	2015	2014	Amount	Percent
Salaries and employee benefits	$8,413	$8,395	$18	0.2%
Occupancy expense	1,314	1,374	(60)	-4.4%
Equipment expense	815	797	18	2.3%
Professional fees	741	1,032	(291)	-28.2%
FDIC assessment	300	360	(60)	-16.7%
Telephone, postage & supplies	545	599	(54)	-9.0%
Advertising expense	269	221	48	21.7%
Data processing expense	281	279	2	0.7%
Low income housing expense	142	220	(78)	-35.5%
Surety insurance	176	134	42	31.3%
Directors expense	144	126	18	14.3%
Other real estate owned expense, net	(6)	88	(94)	-106.8%
Gain on sale of other real estate owned, net	—	(220)	(220)	100.0%
Other expense	598	647	(49)	-7.6%
Total noninterest expense	$13,732	$14,052	$(320)	-2.3%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2015 compared to three months ended June 30, 2014, salaries and benefits represented 61% and 58% of total noninterest expenses. During the six months ended June 30, 2015 compared to the six months ended June 30, 2014, salaries and benefits represented 61% and 60% of total noninterest expenses. During the first three and six months of 2015, reductions in professional fees and other real estate owned expenses are attributable primarily to improving credit quality within the loan portfolio which has resulted in less costs related to credit collection and loan workout expenses.

Provision for Loan Losses

During the six months ended June 30, 2015, there was a provision for loan losses of $150,000 compared to $75,000 for the same period in 2014. The allowance for loan losses was $9,836,000 or 1.69% of total gross loans at June 30, 2015, compared to $9,700,000 or 1.63% of total gross loans at December 31, 2014. During the six months ended June 30, 2015, $56,000 in loans were charged off, compared to $276,000 in the same period in 2014. During the 3 months ended June 30, 2015, there was a provision for loan losses of $75,000, and none for the same period in 2014. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio as of June 30, 2015.

Income Taxes

The effective tax rate for the quarter ended June 30, 2015 was 33.4% compared to 34.4% for the quarter ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 was an effective tax rate of 32.4% and 32.4%, respectively. Tax preference items which have a significant effect on our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on tax advantaged municipal debt securities. The reduction in the income tax rate for the second quarter of 2015 was primarily related to increased investment in nontaxable interest earning investments in state and political subdivision municipal debt securities.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2015, are adequate to meet its operating needs in 2015 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,009,828,000 at June 30, 2015 from $917,164,000 at December 31, 2014, an increase of $92,664,000. The principal source of this increase was an increase of $76,684,000 in cash and due from banks, and an increase of $30,290,000 in securities available for sale. Asset growth occurs primarily from the retention of net earnings and increases in the deposit portfolio or our borrowing positions. The majority of the increase in the deposit base is reflected in the increase in our cash and due from banks. A single customer relationship accounted for about $18.5 million on the DDA increase, which is expected to disburse early in the third quarter. There was also a $50 million deposit to a Money Market account from a single customer relationship.

Loans. Gross loans (before net loan fees) at June 30, 2015 were $581,905,000, a decrease of $11,959,000 or 2.01% from December 31, 2014. Gross commercial real estate loans increased $11,876,000, real estate construction loans decreased $7,123,000, real estate multi- family loans increased $2,211,000, real estate loans secured by 1 to 4 family residences decreased $832,000, commercial and industrial loans decreased $13,917,000, and consumer loans increased by $248,000. The loan portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	June 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2015		2014
Commercial real estate	$330,303	57%	$318,427	54%
Real estate construction	32,648	6%	39,771	7%
Real estate multi family	51,613	9%	53,824	9%
Real estate 1 to 4 family	127,900	22%	128,732	22%
Commercial and industrial	37,745	8%	51,662	9%
Consumer loans	1,696	—%	1,448	—%
Gross loans	581,905	100%	593,864	100%
Net deferred loan fees	(404)	—%	(449)	—%
Total	$581,501	100%	$593,415	100%

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

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2015, and June 30, 2014, respectively is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Six months ended	Six months ended
(Dollar amounts in thousands)	June 30, 2015	June 30, 2014
Balance, beginning of period	$9,700	$9,879
Provision for loan losses	150	75
Recoveries	42	1,181
Amounts charged off	(56)	(276)
Balance, end of period	$9,836	$10,859

During the six months ended June 30, 2015, there was a provision of $150,000, compared to $75,000 for the same period in 2014. Loan charge-off levels have declined significantly year over year, and remain close to historic norms.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at June 30, 2015. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2015, there was $6,826,000 in nonperforming assets, compared to $6,411,000 at December 31, 2014. Nonaccrual loans were $6,020,000 at June 30, 2015, compared to $5,648,000 at December 31, 2014. There were no loans past due 90 days and still accruing at either date.

Management intends to aggressively market our Other Real Estate Owned. While management believes this property will sell, there can be no assurance that the property will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2015, were $893,140,000 compared to $792,194,000 on December 31, 2014. Of these totals, noninterest-bearing demand deposits were $249,420,000 or 27.9% of the total on June 30, 2015, and $202,811,000 or 25.6% on December 31, 2014. Time deposits were $104,935,000 on June 30, 2015, and $105,159,000 on December 31, 2014.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2015:

TABLE 9

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$12,802	$3,111	$15,913
Over three through six months	13,001	23,206	36,207
Over six through twelve months	23,817	11,400	35,217
Over twelve months	12,316	5,282	17,598
Total	$61,936	$42,999	$104,935

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at June 30, 2015 and December 31, 2014 for the Bank:

TABLE 10				Minimum
	June 30,	December 31,		fully phased-in Capitalized”
Regulatory Capital Ratios	2015	2014		Requirements
Total Regulatory Capital Ratio	13.88%	15.13%	≥	10.50%
Tier 1 Capital Ratio	12.63%	13.88%	≥	8.50%
Leverage Ratios	10.69%	10.79%	≥	8.50%
Common Equity Tier 1 Capital Ratio	12.63%	N/A	≥	7.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2015, liquid assets were $388,971,000, or 38.5% of total assets. As of December 31, 2014, liquid assets were $282,643,000, or 30.8% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2015, and December 31, 2014, respectively, net loans were at 64.0% and 73.7% of deposits. See the Consolidated Statements of Cash Flows under Item I for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2015 and December 31, 2014, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $145,303,000 and $144,886,000 at June 30, 2015 and December 31, 2014, respectively. As a percentage of net loans, these off-balance sheet items represent 25.42% and 24.82% respectively. The Company does not expect all commitments to be funded.

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

(a)    Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended June 30, 2015. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of June 30, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31: Rule 13a-14(a)/15d-14(a) Certifications

32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

August 7, 2015.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
50