Form 10-Q
period 2015-09-30
FNB BANCORP/CA/
filed 2015-11-05
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of October 31, 2015: 4,316,283 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2015	2014
(Dollar amounts in thousands)
Cash and due from banks	$40,282	$14,978
Interest-bearing time deposits with financial institutions	1,246	2,784
Securities available-for-sale, at fair value	315,560	264,881
Loans, net of allowance for loan losses of $9,940 and $9,700 on September 30, 2015 and December 31, 2014	696,888	583,715
Bank premises, equipment, and leasehold improvements, net	10,326	10,951
Bank owned life insurance	15,742	12,510
Other equity securities	6,748	5,769
Accrued interest receivable	4,326	3,725
Other real estate owned, net	838	763
Goodwill	4,580	1,841
Prepaid expenses	877	1,045
Other assets	14,044	14,202
Total assets	$1,111,457	$917,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$262,206	$202,811
Demand, interest bearing	84,682	89,548
Savings and money market	512,534	394,676
Time	129,943	105,159
Total deposits	989,365	792,194

Federal Home Loan Bank advances	—	9,000
Note payable	5,100	5,550
Accrued expenses and other liabilities	13,302	13,332
Total liabilities	1,007,767	820,076

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,316,180 shares at September 30, 2015 and 4,259,306 shares at December 31, 2014	67,852	66,791
Retained earnings	33,046	28,729
Accumulated other comprehensive income, net of tax	2,792	1,568
Total stockholders’ equity	103,690	97,088
Total liabilities and stockholders’ equity	$1,111,457	$917,164

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$8,309	$7,899	$23,874	$23,423
Interest on taxable securities	924	883	2,597	2,577
Interest on tax-exempt securities	651	498	1,754	1,478
Interest time deposits with other financial institutions	9	20	36	66
Total interest income	9,893	9,300	28,261	27,544
Interest expense:
Interest on deposits	635	472	1,625	1,417
Interest on Federal Home Loan Bank advances	1	3	2	14
Interest on note payable	57	63	173	131
Total interest expense	693	538	1,800	1,562
Net interest income	9,200	8,762	26,461	25,982
Provision for loan losses	75	—	225	75
Net interest income after provision for loan losses	9,125	8,762	26,236	25,907
Noninterest income:
Service charges	618	644	1,854	1,928
Net gain on sale of available-for-sale securities	29	100	250	139
Bank-owned life insurance earnings	90	86	261	273
Other income	287	211	1,002	727
Total noninterest income	1,024	1,041	3,367	3,067
Noninterest expense:
Salaries and employee benefits	4,100	4,241	12,513	12,636
Occupancy expense	592	704	1,906	2,078
Equipment expense	718	405	1,533	1,202
Professional fees	334	395	1,075	1,427
FDIC assessment	150	165	450	525
Telephone, postage and supplies	237	284	782	883
Advertising	112	118	381	339
Data processing expense	659	151	940	430
Low income housing expense	70	109	212	329
Surety insurance	122	68	298	202
Directors expense	72	63	216	189
Gain on sale of other real estate owned, net	—	—	—	(220)
Other real estate owned expense, net	—	—	(6)	87
Other expense	313	352	911	1,000
Total noninterest expense	7,479	7,055	21,211	21,107
Earnings before provision for income taxes	2,670	2,748	8,392	7,867
Provision for income tax expense	431	925	2,283	2,581
Net earnings	2,239	1,823	6,109	5,286
Dividends and discount accretion on preferred stock	—	—	—	170
Net earnings available to common stockholders	$2,239	$1,823	$6,109	$5,116

Earnings per share data:
Basic	$0.52	$0.43	$1.42	$1.21
Diluted	$0.51	$0.42	$1.38	$1.17

Weighted average shares outstanding:
Basic	4,309	4,250	4,293	4,222
Diluted	4,422	4,384	4,414	4,364

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$2,239	$1,823	$6,109	$5,286
Unrealized holding gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($988) and ($953) for three and nine months ended September 30, 2015, and net of tax benefit (expense) of $185 and ($1,567) for three and nine months ended September 30, 2014	1,422	(266)	1,372	2,256
Reclassification adjustment for gain on available-for-sale securities sold, net of tax of $12 and $103 for three and nine months ended September 30, 2015, and $41 and $57 for three and nine months ended September 30, 2014, respectively	(17)	(59)	(147)	(82)
Other Comprehensive Earnings (loss)	1,405	(325)	1,225	2,174

Total comprehensive earnings	$3,644	$1,498	$7,334	$7,460

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2015	2014
Cash flow from operating activities:
Net earnings	$6,109	$5,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(250)	(139)
Depreciation, amortization and accretion	2,553	2,599
Gain on sale of other real estate owned	—	(220)
Stock-based compensation expense	183	208
Earnings on bank owned life insurance	(261)	(273)
Increase in net deferred loan fees	51	(54)
Provision for loan losses	225	75
(Increase) decrease in accrued interest receivable	(288)	138
Decrease in prepaid expense	1,976	257
Increase in other assets	2,888	(117)
(Decrease) increase in accrued expenses and other liabilities	(5,027)	409
Net cash provided by operating activities	8,159	8,169

Cash flows from investing activities
Purchase of securities available-for-sale	(90,590)	(32,703)
Proceeds from matured/called/sold securities available-for-sale	40,514	30,893
Net (investment) in other equity securities	(300)	(469)
Acquisition, net of cash paid	(18,481)
Maturities of time deposits of other banks	9,374	1,475
Proceeds from sale of other real estate owned	—	1,461
Net investment in other real estate owned	(75)	(78)
Net increase in loans	(20,480)	(12,811)
Purchases of bank premises, equipment, leasehold improvements	(144)	(629)
Net cash used in investing activities	(80,182)	(12,861)
6

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2015	2014
Cash flows from financing activities
Net increase in demand and savings deposits	109,085	28,662
Net decrease in time deposits	(2,040)	(20,121)
Increase (decrease) of FHLB advances	(9,000)	1,000
Proceeds from note payable	—	6,000
Principal repayment on note payable	(450)	(300)
Dividends paid on common stock	(1,146)	(848)
Exercise of stock options	878	1,132
Redemption of preferred stock series C	—	(9,450)
Dividends paid on preferred stock series C	—	(170)
Net cash provided by financing activities	97,327	5,905
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,304	1,213
Cash and cash equivalents at beginning of period	14,978	14,007
Cash and cash equivalents at end of period	$40,282	$15,220

Additional cash flow information:
Interest paid	$1,745	$1,568
Income taxes paid	1,938	2,387
Tax benefit on exercise of stock options	154	457

Non-cash investing and financing activities:
Accrued dividends	646	446
Change in unrealized gain in available for-sale securities, net of tax	1,224	2,174
OREO sales funded by loan origination	—	3,400

Acquisitions:
Fair value of assets acquired	115,127	—
Fair value of liabilities assumed	93,627	—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

FNB Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on February 28, 2001. The consolidated financial statements include the accounts of FNB Bancorp and its wholly-owned subsidiary, First National Bank of Northern California (the “Bank”). The Bank provides traditional banking services in San Francisco, San Mateo, and Santa Clara counties.

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

The amount of compensation expense for options recorded in the quarter ended September 30, 2015 was $61,000 and $69,000 for the quarter ended September 30, 2014. There was no income tax benefit for the quarter ended September 30, 2015, and an income tax benefit of $24,000 for the quarter ended September 30, 2014. The amount of compensation expense for options recorded in the nine months ended September 30, 2015 and September 30, 2014 was $183,000 and $208,000, respectively. There was an income tax benefit of $154,000 and $294,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

The intrinsic value for options exercised during the nine months ended September 30, 2015 was $671,000. The intrinsic value for options exercised during the nine months ended September 30, 2014 was $848,000. The intrinsic value for options exercisable at September 30, 2015 was $3,042,000.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2015 was $569,000, and the weighted average period over which it will be amortized is 3.1 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in the fourth quarter of 2014, paid in 2015, and prior per share amounts have been adjusted to reflect the 5% stock dividend.

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$2,239	$1,823	$6,109	$5,286
Dividends and discount accretion on preferred stock	—	—	—	170
Net earnings available to common shareholders	$2,239	$1,823	$6,109	$5,116

Average number of shares outstanding	4,309	4,250	4,293	4,222
Effect of dilutive options	113	134	121	142
Average number of shares outstanding used to calculate diluted earnings per share	4,422	4,384	4,414	4,364

Anti-dilutive options not included	93	65	94	65
9

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2015
U.S. Treasury securities	$5,996	$83	$—	$6,079
Obligations of U.S. government agencies	79,446	719	(12)	80,153
Mortgage-backed securities	62,221	1,355	(80)	63,496
Obligations of states and political subdivisions	122,607	2,652	(231)	125,028
Corporate debt	40,557	292	(45)	40,804
	$310,827	$5,101	$(368)	$315,560
December 31, 2014
U.S. Treasury securities	$3,975	$12	$(29)	$3,958
Obligations of U.S. government agencies	63,090	270	(298)	63,062
Mortgage-backed securities	78,076	1,002	(661)	78,417
Obligations of states and political subdivisions	82,151	2,534	(143)	84,542
Corporate debt	34,931	176	(205)	34,902
	$262,223	$3,994	$(1,336)	$264,881

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2015 and December 31, 2014 follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government agencies	3,987	(4)	5,035	(8)	9,022	(12)
Mortgage-backed securities	—	—	14,416	(80)	14,416	(80)
Obligations of states and political subdivisions	27,308	(200)	1,842	(31)	29,150	(231)
Corporate debt	10,475	(29)	1,986	(16)	12,461	(45)
Total	$41,770	$(233)	$23,279	$(135)	$65,049	$(368)
10

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014:
U. S. Treasury securities	$—	$—	$2,015	$(29)	$2,015	$(29)
Obligations of U.S. Government agencies	13,178	(43)	19,116	(255)	32,294	(298)
Mortgage-backed securities	5,056	(10)	36,382	(651)	41,438	(661)
Obligations of states and political subdivisions	8,678	(49)	5,696	(94)	14,374	(143)
Corporate debt	18,065	(125)	4,919	(80)	22,984	(205)
Total	$44,977	$(227)	$68,128	$(1,109)	$113,105	$(1,336)

At September 30, 2015, there were twenty securities in an unrealized loss position for twelve consecutive months or more. At the same time, there were forty-nine securities in an unrealized loss position for less than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management reviews market rates, the entity’s financial condition and any relevant news items or legal/tax/regulatory changes. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

The amortized cost and carrying value of available-for-sale debt securities as of September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2015:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$12,762	$12,853
Due after one through five years	139,399	141,174
Due after five years through ten years	130,249	132,506
Due after ten years	28,417	29,027
	$310,827	$315,560

For the nine months ended September 30, 2015, gross realized gains amounted to $250,000 on securities sold for $11,463,000. For the nine months ended September 30, 2014, gross realized gains amounted to $151,000 on securities sold for $10,505,000. For the nine months ended September 30, 2015, there were no gross realized losses on securities sold. For the nine months ended September 30, 2014, there were $12,000 gross realized losses on securities sold for $2,109,000. For the three months ended September 30, 2015, gross realized gains amounted to $29,000 on securities sold for $3,187,000. For the three months ended September 30, 2014, gross realized gains were $112,000 on securities sold for $5,219,000.

11

For the three months ended September 30, 2015, there were no gross realized losses on securities sold. For the three months ended September 30, 2014, gross realized losses were $12,000 on securities sold for $1,849,000.

At September 30, 2015, securities with an amortized cost of $102,182,000 and fair value of $103,776,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			September 30,
September 30, 2015	Originated	PNCI	PCI	2015
Commercial real estate	$304,276	$88,493	$1,321	$394,090
Real estate construction	30,395	5,473	—	35,868
Real estate multi-family	47,264	16,664	—	63,928
Real estate 1 to 4 family	151,159	21,121	—	172,280
Commercial & industrial	27,817	12,026	—	39,843
Consumer	1,497	—	—	1,497
Gross loans	562,408	143,777	1,321	707,506
Net deferred loan fees	(678)	—	—	(678)
Allowance for loan losses	(9,940)	—	—	(9,940)
Net loans	$551,790	$143,777	$1,321	$696,888

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			December 31,
December 31, 2014	Originated	PNCI	PCI	2014
Commercial real estate	$285,252	$31,852	$1,323	$318,427
Real estate construction	37,827	1,944	—	39,771
Real estate multi-family	43,379	10,445	—	53,824
Real estate 1 to 4 family	123,522	5,210	—	128,732
Commercial & industrial	42,551	9,111	—	51,662
Consumer	1,448	—	—	1,448
Gross loans	533,979	58,562	1,323	593,864
Net deferred loan fees	(449)	—	—	(449)
Allowance for loan losses	(9,700)	—	—	(9,700)
Net loans	$523,830	$58,562	$1,323	$583,715

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired.

12

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,027	$697	$198	$2,014	$848	$52	$9,836
Charge-offs	—	—	—	—	(23)	—	(23)
Recoveries	15	—	—	7	26	4	52
Provision	(67)	(49)	(10)	289	(73)	(15)	75
Ending balance	$5,975	648	188	2,310	$778	$41	$9,940

Ending balance individually evaluated for impairment	$126	$—	$—	$522	$224	$—	$872
Ending balance: collectively evaluated for impairment	$5,849	$648	$188	$1,788	$554	$41	$9,068
13

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	(23)	(11)	(79)
Recoveries	37	—	—	8	45	4	94
Provision	389	(201)	(18)	382	(317)	(10)	225
Ending balance	$5,975	$648	$188	$2,310	$778	$41	$9,940

Ending balance: individually evaluated for impairment	$126	$—	$—	$522	$224	$—	$872
Ending balance: collectively evaluated for impairment	$5,849	$648	$188	$1,788	$554	$41	$9,068

	Recorded Investment in Loans at September 30, 2015

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$394,090	$35,868	$63,928	$172,280	$39,843	$1,497	$707,506

Ending balance: individually evaluated for impairment	$9,501	$2,162	$—	$4,857	$1,813	$—	$18,333
Ending balance: collectively evaluated for impairment	$384,589	$33,706	$63,928	$167,423	$38,030	$1,497	$689,173
14

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

15

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,215	$717	$465	$2,250	$1,166	$46	$10,859
Provision	495	(150)	(202)	(193)	27	23	—
Charge-offs	(83)	—	—	—	(17)	(6)	(106)
Recoveries	5	—	—	1	14	1	21
Ending balance	$6,632	$567	$263	$2,058	$1,190	$64	$10,774

Ending balance: individually evaluated for impairment	$111	$—	$—	$429	$177	$—	$717
Ending balance: collectively evaluated for impairment	$6,521	$567	$263	$1,629	$1,013	$64	$10,057

16

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Provision	(105)	16	(30)	330	(158)	22	75
Charge-offs	(83)	(183)	—	(62)	(28)	(26)	(382)
Recoveries	1,057	—	—	2	139	4	1,202
Ending balance	$6,632	$567	$263	$2,058	$1,190	$64	$10,774

Ending balance: individually evaluated for impairment	$111	$—	$—	$429	$177	$—	$717
Ending balance: collectively evaluated for impairment	$6,521	$567	$263	$1,629	$1,013	$64	$10,057

	Recorded Investment in Loans at September 30, 2014

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$320,695	$34,701	$53,721	$120,233	$48,916	$1,483	$579,749

Ending balance: individually evaluated for impairment	$10,158	$2,378	$—	$4,292	$2,170	$—	$18,998

Ending balance: collectively evaluated for impairment	$310,537	$32,323	$53,721	$115,941	$46,746	$1,483	$560,751
17

	Impaired Loans
	As of and for the nine months ended September 30, 2015

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$4,392	$5,271	$—	$4,867	$217
Commercial real estate construction	2,162	2,345	—	2,359	100
Real estate - multi family	—	—	—	—	—
Residential - 1 to 4 family	1,475	1,476	—	1,482	49
Commercial and industrial	528	782	—	4,410	27
Total	8,557	9,874	—	13,118	393

With an allowance recorded

Commercial real estate	$5,109	$5,113	$126	$5,162	$196
Commercial real estate construction	—	—	—	—	—
Residential - 1 to 4 family	3,382	2,972	522	3,202	96
Commercial and industrial	1,285	1,539	224	1,489	5
Consumer	—	—	—	—	—
Total	9,776	9,624	872	9,853	297

Total

Commercial real estate	$9,501	$10,384	$126	$10,029	$413
Commercial real estate construction	2,162	2,345	—	2,359	100
Real estate - multi family	—	—	—	—	—
Residential - 1 to 4 family	4,857	4,448	522	4,684	145
Commercial and industrial	1,813	2,321	224	5,899	32
Consumer	—	—	—	—	—
Grand total	$18,333	$19,498	$872	$22,971	$690
18

	Impaired Loans
	As of and for the year ended December 31, 2014

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,462	$5,333	$—	$4,473	$304
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	1,594	1,737	—	1,379	67
Commercial and industrial	582	939	—	788	54
Total	9,011	10,565	—	8,486	575

With an allowance recorded
Commercial real estate	$5,068	$5,071	$101	$5,127	$258
Residential- 1 to 4 family	2,739	2,754	432	2,759	111
Commercial and industrial	1,733	2,100	225	1,907	33
Consumer	64	64	8	67	5
Total	9,604	9,989	766	9,860	407

Total
Commercial real estate	$9,530	$10,404	$101	$9,600	$562
Commercial real estate construction	2,373	2,556	—	1,846	150
Residential- 1 to 4 family	4,333	4,491	432	4,138	178
Commercial and industrial	2,315	3,039	225	2,695	87
Consumer	64	64	8	67	5
Grand total	$18,615	$20,554	$766	$18,346	$982

Average recorded investment on impaired loans was $22,971,000 for nine months ended September 30, 2015. Average recorded investment on impaired loans was $20,998,000 for three months ended September 30, 2015; $18,641,000 for nine months ended September 30, 2014; and $18,926,000 for three months ended September 30, 2014.

Nonaccrual loans totaled $5,192,000 and $5,648,000 as of September 30, 2015 and December 31, 2014. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified loan agreements, and accruing interest.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	September 30,	December 31,
	2015	2014
Commercial real estate	$2,094	$2,111
Real estate - construction	—	—
Real estate 1 to 4 family	1,285	1,181
Commercial and industrial	1,813	2,292
Consumer	—	64
Total	$5,192	$5,648

Interest income on impaired loans of $690,000 was recognized for cash payments received during the nine months ended September 30, 2015, and $982,000 was recognized for cash payments received during the year ended December 31, 2014. Interest income recognized for cash payments received for the three months ended September 30, 2015 was $222,000 and for the three months ended September 30, 2014 was $291,000. Interest income recognized for cash payments received for the nine months ended September 30, 2014 was $746,000. The amount of interest on impaired loans not collected for the nine months ended September 30, 2015 was $284,000 and for the year ended December 31, 2014 was $91,000. The cumulative amount of unpaid interest on impaired loans was $3,228,000 for the nine months ended September 30, 2015, and $2,944,000 for the year ended December 31, 2014. Total outstanding principal of troubled debt restructured loans as of September 30, 2015 was $15,841,000, of which $9,346,000 was commercial real estate loans, $1,291,000 was real estate construction loans, $3,596,000 was real estate one to four family loans, and $1,608,000 was commercial and industrial loans. Total outstanding principal of troubled debt restructured loans at December 31, 2014 was $16,517,000, of which $9,498,000 was commercial real estate loans, $1,304,000 was real estate construction loans, $3,661,000 was real estate one to four family loans, and $2,054,000 was commercial and industrial loans.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	September 30, 2015			December 31, 2014
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$7,265	$2,081	$9,346	$7,407	$2,091	$9,498
Real Estate construction	1,291	—	1,291	1,304	—	1,304
Real estate 1 to 4 family	3,596	—	3,596	3,153	508	3,661
Commercial & industrial	—	1,608	1,608	294	1,760	2,054
Total	$12,152	$3,689	$15,841	$12,158	$4,359	$16,517

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

As of September 30, 2015, there were no commitments for additional funding of troubled debt restructured loans.

Modifications
For the nine months
ended September 30, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$474	$474
Total	1	$474	$474

All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted. There were no payment defaults during the nine month period ended September 30, 2015 that were related to receivables modified as TDRs in the last twelve months.

There were no modifications for the three months ended September 30, 2015. There were no payment defaults during the three month period ended September 30, 2015 that were related to receivables modified as TDRs in the last twelve months.

	Modifications
	For the nine months
	ended September 30, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$575	$569
Commercial real estate	3	1,454	1,449
Total	4	$2,029	$2,018
21

There were no modifications in the three months ended September 30, 2014.

All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted. There were no payment defaults during the three or nine month periods ended September 30, 2014 that were related to receivables modified as TDRs in the last twelve months.

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

Consumer Loans

Our consumer and installment loans generally consist of personal loans, credit card loans, automobile loans or other loans secured by personal property. The Bank uses conservative underwriting standards in reviewing applications for credit. Risk of loss to the Bank is increased if borrowers lose their primary source of income, or file for relief from creditors through bankruptcy proceedings.

	Age Analysis of Past Due Loans
	As of September 30, 2015
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$—	$—	$—	$304,276	$304,276
Real estate construction	—	713	—	713	29,682	30,395
Real estate multi family	—	—	—	—	47,264	47,264
Real estate-1 to 4 family	—	—	611	611	150,548	151,159
Commercial and industrial	—	—	1,813	1,813	26,004	27,817
Consumer	—	—	—	—	1,497	1,497
Total	$—	$713	$2,424	$3,137	$559,271	$562,408

Purchased
Not credit impaired
Commercial real estate	$531	$3,778	$—	$4,309	$84,184	$88,493
Real estate construction	—	—	—	—	5,473	5,473
Real estate multi-family	—	—	—	—	16,664	16,664
Real estate-1 to 4 family	14	—	400	414	20,707	21,121
Commercial and industrial	—	—	—	—	12,026	12,026
Total	$545	$3,778	$400	$4,723	$139,054	$143,777

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,321	$1,321
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate-1 to 4 family	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,321	$1,321

At September 30, 2015, there were no loans 90 days or more past due where interest was still accruing.

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

	Credit Quality Indicators
	As of September 30, 2015

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$298,182	$1,862	$4,232	$—	$304,276
Real estate construction	29,333	—	1,062	—	30,395
Real estate multi-family	47,264	—	—	—	47,264
Real estate-1 to 4 family	150,346	—	813	—	151,159
Commercial and industrial	27,211	—	441	165	27,817
Consumer loans	1,497	—	—	—	1,497
Totals	$553,833	$1,862	$6,548	$165	$562,408

Purchased
Not credit impaired
Commercial real estate	$66,703	$7,745	$14,031	$14	$88,493
Real estate construction	5,473	—	—	—	5,473
Real estate multi-family	16,664	—	—	—	16,664
Real estate-1 to 4 family	20,720	—	401	—	21,121
Commercial and industrial	11,931	—	95	—	12,026
Total	$121,491	$7,745	$14,527	$14	$143,777

Credit impaired
Commercial real estate					$1,321
Total					$1,321
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

NOTE F - BORROWINGS

Federal Home Loan Bank advances

There were no overnight advances at September 30, 2015.

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

NOTE G – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first nine months of 2015 and 2014, there were no transfers between levels of fair value hierarchy.

The following table presents the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at September 30, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2015	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$6,079	$6,079	$	$—
Obligations of U.S. Government agencies	80,153	—	80,153	—
Mortgage-backed securities	63,496	—	63,496	—
Obligations of states and political subdivisions	125,028	—	125,028	—
Corporate debt	40,804	—	40,804	—
Total assets measured at fair value	$315,560	$6,079	$309,481	$—
28

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,958	$3,958	$—	$—
Obligations of U.S. Government agencies	63,062	—	63,062	—
Mortgage-backed securities	78,417	—	78,417	—
Obligations of states and political subdivisions	84,542	—	84,542	—
Corporate debt	34,902	—	34,902	—
Total assets measured at fair value	$264,881	$3,958	$260,923	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at September 30, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$123	$—	$—	$123
Residential-1 to 4 family	238	—	—	238
Commercial and industrial	1,016	—	—	1,016
Other real estate owned	838	—	—	838
Total impaired assets measured at fair value	$2,215	$—	$—	$2,215
29

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$381	$—	$—	$381
Residential-1 to 4 family	323	—	—	323
Commercial and industrial	1,472	—	—	1,472
Consumer	56	—	—	56
Other real estate owned	763	—	—	763
Total impaired assets measured at fair value	$2,995	$—	$—	$2,995

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

Note payable.

The fair value of the note payable is based on the current balance outstanding. The fair value is calculated on discounted cash flows. The discount rate is equal to the market rate offered on similar products.

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

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2015:

September 30, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,282	$40,282	$40,282
Interest-bearing time deposits with financial institutions	1,246	1,250	$1,250
Securities available for sale	315,560	315,560	6,079	309,481
Loans	707,506	709,391			$709,391
Other equity securities	6,748	6,748			6,748
Accrued interest receivable	4,326	4,326		4,326

Financial liabilities:

Deposits	989,365	989,845		989,845
Note payable	5,100	5,100		5,100
Accrued interest payable	237	237		237

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,707			1,707

The carrying amount of loans includes $5,192,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2015. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

NOTE H – ACQUISITION OF AMERICA CALIFORNIA BANK

On May 14, 2015, the Company entered into an Agreement and Plan of Reorganization and Merger dated May 14,2015 (the “Agreement”) to acquire all of the outstanding common stock and preferred stock of America California Bank, a San Francisco, California banking corporation. The all-cash agreed upon purchase price for the outstanding shares of America California Bank was $10.60 per share, or approximately $21,500,000. The purpose of the acquisition was to increase the size of our earning asset and interest bearing liability portfolios with customers located in and around San Francisco.

On September 4, 2015, the company completed the merger of America California Bank. The only branch location of America California Bank was closed on September 4, 2015 and all loan and deposit accounts were transferred to our Battery Street office in San Francisco. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at fair values as of the acquisition date in accordance with ASC 805, Business Combinations. These fair value estimates are subject to change for up to one year after the acquisition as additional information relative to acquisition date fair values becomes available.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the America California Bank acquisition:

America California
Bank
September 4, 2015
(In thousands)
Assets
Cash and due from banks	$3,019
Interest-bearing time deposits with financial institutions	7,836
Other equity securities	679
Loans	92,969
Premises and equipment, net	62
Bank owned life insurance	2,971
Accrued interest receivable	313
Prepaid expense	1,808
Goodwill	2,739
Other assets	2,731
Total Assets	$115,127

Liabilities
Deposits:
Demand deposits	14,500
NOW accounts	6,122
Savings and money market deposits	42,680
Time deposits	26,824
Total deposits	90,126

Accrued expenses and other liabilities	3,501
Total Liabilities	93,627
Merger consideration (cash)	$21,500

America California Bank tangible Stockholders’ Equity	$18,440
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	2,178
Core deposit intangible	727
Certificates of deposit	(243)
Accrued expenses	(1,832)
Other borrowings	(86)
Subtotal net fair value adjustments	744
Deferred tax liability related to purchase	(423)
Total fair value adjustments	$321
Fair value of Net Assets Acquired	18,761

Merger Consideration	21,500
Less: Fair Value of Net Assets Acquired	(18,761)
Goodwill	2,739
34

Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. It arises mainly from expected synergies related to the combined operating activities of First National Bank of Northern California and America California Bank. It is evaluated for impairment annually. The following is a description of the methods used to determine the fair values of significant assets and liabilities at the date of acquisition:

Loans

The fair values for acquired loans were developed based upon the present values of the expected cash flows utilizing market-derived discount rates. Expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, expected default (the probability of default and the magnitude of the expected loss given a default), and principal recovery.

Prepayment rates were applied to the principal outstanding based on the type of loan, where appropriate. Prepayments were based on a constant prepayment rate (“CPR”) applied over the life of each loan. The Company used CPRs ranging from 0% to 24%, depending on the characteristics of the loan being evaluated.

All loans purchased were non-credit impaired loans that were evaluated using evaluation metrics that were applied uniformly to loans that were similar in type, collateral, risk classification, fixed or variable in interest rate, term of the loan, and whether the loan was amortizing or interest only. The discount rates used were applied uniformly for similar loans based on current market rates for new originations of comparable loans, where available, and include adjustments for credit and liquidity factors. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of a market participant’s cost of funds, servicing costs, and rate of return requirements for comparable risk assets. The gross contractual amounts receivable totaled $93.4 million as of the acquisition date.

Core Deposit Intangible

The recorded core deposit intangible represents estimated future benefits of acquired deposits that have no stated maturity and is recorded separately from the liability in other assets. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (checking, savings and money market accounts) and alternative funding sources. The core deposit intangible is computed as the present value of the difference in cash flows between maintaining the existing deposits (interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having similar attributes as the core deposit base. The core deposit intangible is amortized over an estimated 15 year life. The core deposit intangible asset is evaluated periodically for impairment.

Time Deposits

The fair values for the time deposits were estimated using a discounted cash flow calculation that applied interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms as the discount rates.

Acquisition Costs

Costs that were incurred by the Company related to contractual commitments made by America California Bank prior to the completion of the merger were capitalized by the Company and are recorded in goodwill. Capitalized costs were composed primarily of severance payments and retention bonuses paid to qualifying officers, employees and directors of America California Bank. Total America California Bank acquisition costs were $1,832,000.

Acquisition Related Expense

Costs incurred by the Company related to gaining operational efficiencies in the America California Bank acquisition were charged to operational expense during the third quarter of 2015. The following table summarized the estimated operational expenses recorded during the third quarter of 2015:

Acquisition Related Expense
(Amounts in thousands)

Occupancy	$345
Data processing	515
Legal and accounting	150
D & O insurance -tail end coverage	35

Total	$1,045

Fair Market Valuation Adjustment Amortization and Accretion

The amortization and accretion of the fair value adjustments that were recorded as part of the acquisition of America California Bank will be ratably charged to income and expense over the estimate lives of the interest earning assets and interest bearing liabilities acquired. The following table presents the pro-forma effect on earnings of the amortization and accretion of the fair value adjustments assuming that the acquisition had occurred at the beginning of each year presented. The pro forma consolidated condensed statements of earnings do not reflect any adjustment to America California’s historical provision for credit losses or the net interest income earned by America California Bank prior to the acquisition.

The pro forma consolidated condensed statement of earnings for FNB Bancorp and America California Bank for the nine months ended September 30, 2015 and 2014 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of fiscal year 2014, nor does it indicate the results of operations in future periods.

The pro forma adjustments to loans and deposits are being accreted or amortized into income using methods that approximate a level yield over their respective expected lives. Adjustments related to identifiable are being amortized and recorded as noninterest expense over their respective expected lives using accelerated methods. The pro forma consolidated condensed statements of earnings do not reflect any adjustments to America California Bank’s historical provision for credit losses and goodwill impairment charges.

	Nine months ended
	9/30/2015		9/30/2014
	As Reported	As Adjusted	As Reported	As Adjusted
Net interest income after provision for loan losses	$26,236	$29,289	$25,907	$29,271
Noninterest income	3,367	3,518	3,067	3,263
Noninterest expense	21,211	23,952	21,107	23,878
Earnings before provision for income tax expense	8,392	8,855	7,867	8,656
Provision for income tax expense	2,283	2,467	2,581	2,895
Net earnings	$6,109	$6,388	$5,286	$5,761

Earnings per share data:
Basic	$1.42	$1.49	$1.25	$1.36
Diluted	$1.38	$1.45	$1.21	$1.32

Weighted average shares outstanding:
Basic	4,293	4,293	4,222	4,222
Diluted	4,414	4,414	4,364	4,364

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides “guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.” It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. The Company continues to account for our low-income housing tax credit investments using the equity method subsequent to the adoption of ASU 2014-01.

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

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805) –Simplifying the Accounting for Measurement-Period Adjustments. GAAP requires that during the amendment period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this Update eliminate the requirement to retrospectively account for those adjustments. These amendments in this Update are effective for fiscal years beginning after December 15, 2015.

Earnings Analysis

Net earnings for the quarter ended September 30, 2015 were $2,239,000, compared to net earnings of $1,823,000 for the quarter ended September 30, 2014. Net earnings for the nine months ended September 30, 2015 were $6,109,000 compared to net earnings of $5,286,000 for the nine months ended September 30, 2014. Earnings during the third quarter of 2015 benefited from a tax settlement with the Franchise Tax board that resulted in a tax benefit of $535,000. This benefit was offset by acquisition related expenses of $1,045,000, pertaining to the acquisition of America California Bank.

Net interest income for the quarter ended September 30, 2015 was $9,202,000, compared to $8,762,000 for the quarter ended September 30, 2014. Net interest income for the nine months ended September 30, 2015 was $26,461,000 compared to $25,982,000 for the nine months ended September 30, 2014. The increase was a function of increased loan volume during the two periods.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2015 compared to the three-and nine-month periods ended September 30, 2014.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Three months ended September 30,
	2015			2014
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$624,123	$8,309	5.28%	$572,402	$7,899	5.47%
Taxable securities	195,513	924	1.88%	192,595	883	1.82%
Nontaxable securities (3)	111,790	868	3.08%	75,192	665	3.51%
Interest time deposits in other financial institutions	1,866	9	1.91%	4,201	20	1.89%
Total interest earning assets	933,292	10,110	4.30%	844,390	9,467	4.45%

Cash and due from banks	55,116			18,525
Premises	10,455			12,356
Other assets	41,186			27,951
Total noninterest earning assets	106,757			58,832
TOTAL ASSETS	$1,040,049			$903,222

Demand, int bearing	$91,708	28	0.12%	$77,499	16	0.08%
Money market	400,035	435	0.43%	326,210	309	0.38%
Savings	77,140	34	0.17%	67,643	17	0.10%
Time deposits	110,602	139	0.50%	105,203	130	0.49%
FHLB advances	—	—	n/a	6,022	3	0.20%
Note payable	5,187	57	4.36%	5,785	63	4.32%
Total interest bearing liabilities	684,672	693	0.40%	588,362	538	0.36%

NONINTEREST BEARING LIABILITIES:
Demand deposits	242,130			212,282
Other liabilities	12,446			11,123
Total noninterest bearing liabilities	254,576			223,405

TOTAL LIABILITIES	939,248			811,767
Stockholders’ equity	100,801			91,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,049			$903,222

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$9,417	4.00%		$8,929	4.20%

1) Interest on non-accrual loans is recognized into income on a cash received basis.

2) Amounts of interest earned include loan fees of $400,000 and $339,000 for the quarters ended September 30, 2015 and 2014, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $217,000 and $167,000 for the quarters ended September 30, 2015 and 2014, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Nine months ended September 30,
	2015			2014
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$601,098	$23,874	5.31%	$568,090	$23,423	5.51%
Taxable securities	184,492	2,597	1.88%	189,915	2,577	1.81%
Nontaxable securities (3)	97,019	2,339	3.22%	73,674	1,973	3.58%
Fed funds sold	—	—	—	11	—	—
Interest time deposits in other financial institutions	2,377	36	2.02%	4,689	66	1.88%
Tot interest earning assets	884,986	28,846	4.36%	836,379	28,039	4.48%

Cash and due from banks	36,536			18,998
Premises	10,646			12,473
Other assets	39,126			29,397
Tot noninterest earning assets	86,308			60,868
TOTAL ASSETS	$971,294			$897,247

Demand, int bearing	$93,018	75	0.11%	$78,452	50	0.09%
Money market	349,566	1,070	0.41%	323,361	908	0.38%
Savings	74,481	72	0.13%	66,477	51	0.10%
Time deposits	106,965	408	0.51%	111,416	408	0.49%
FHLB advances	330	2	0.81%	11,996	14	0.16%
Note payable	5,337	173	4.33%	4,039	131	4.34%
Tot interest bearing liabilities	629,697	1,800	0.38%	595,741	1,562	0.35%

Demand deposits	229,723			201,702
Other liabilities	12,318			10,066
Tot noninterest bearing liabilities	242,041			211,768

TOTAL LIABILITIES	871,738			807,509
Stockholders’ equity	99,556			89,738

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$971,294			$897,247

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$27,046	4.09%		$26,477	4.23%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $1,081,000 and $996,000 for the nine months ended September 30, 2015 and 2014, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $585,000 and $495,000 for the nine months ended September 30, 2015 and 2014, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The various components that contributed to changes in net interest income for the three and nine months ended September 30, 2015 and 2014 are shown in Tables 1 and 2, above. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2015, average loans outstanding represented 66.8% of average earning assets. For the quarter ended September 30, 2014, they represented 67.8% of average earning assets. For the nine months ended September 30, 2015 and 2014, average loans outstanding represented 67.9% and 67.8%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 decreased from 4.45% to 4.30%. Average loans increased by $51,721,000, quarter over quarter, while their yield declined from 5.47% to 5.28%. Interest income on total interest earning assets for the quarter increased $643,000 on a fully-taxable equivalent basis.

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014, the cost on total interest bearing liabilities increased to 0.40% from 0.36%. There was no interest on advances from the Federal Home Loan Bank for the quarter ended September 2015, compared to 0.20% for the quarter ended September 2014. Time deposit interest cost increased from 0.49% to 0.50%. The time deposit average balance outstanding increased by $5,399,000, while their expense increased from $130,000 to $139,000. Money market deposits average volume increased $74,000, or 22.6%, while their cost was increase from 0.49% to 0.50%%.

New customer deposits have been primarily in DDA, NOW and Money Market accounts during the first nine months of 2015. The low rates being offered on term deposits coupled with the possible increase in short term rates by the FOMC are, in part, the underlying reason for this migration.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, interest income on interest earning assets increased $807,000 on a fully-taxable equivalent basis, while average earning assets increased $48,607,000. Average loans increased by $33,008,000. Interest on loans increased $451,000, while their yields decreased 20 basis points. The cost on total interest bearing liabilities increased from 0.35% to 0.38%. Time deposit averages decreased $4,451,000 and their yield increased 2 basis points. Money Market deposit average balances increased $26,205,000, and their cost increased $164,000. For the nine months ended September 30, 2015, Federal Home Loan Bank advances averaged $330,000 and their interest cost was $2,000. For the nine months ended September 30, 2014, Federal Home Loan Bank advances averaged $11,996,000, and their interest cost was $14,000.

For the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

TABLE 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended September 30,
(Dollar amounts in thousands)	2015 Compared to 2014
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$410	$(279)	$689
Taxable securities	41	27	14
Nontaxable securities (1)	203	(81)	284
Interest on time deposits with other financial institutions	(11)	—	(11)
Total	$643	$(333)	$976

INTEREST BEARING LIABILITIES
Demand deposits	$(12)	$(9)	(3)
Money market	(126)	(56)	(70)
Savings deposits	(17)	(13)	(4)
Time deposits	(9)	(2)	(7)
FHLB advances	3	—	3
Note payable	6	(1)	7
Total	$(155)	$(81)	$(74)
NET INTEREST INCOME	$488	$(414)	$902

(1)	Includes tax equivalent adjustment of $217,000 and $167,000 in the three months ended September 30, 2015 and September 30, 2014, respectively.

TABLE 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Nine Months Ended September 30,
(Dollar amounts in thousands)	2015 Compared to 2014
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$451	$(910)	$1,361
Taxable securities	20	94	(74)
Nontaxable securities (1)	366	(197)	563
Interest on time deposits with other financial institutions	(30)	3	(33)
Total	$807	$(1,010)	$1,817

INTEREST BEARING LIABILITIES
Demand deposits	$(25)	$(16)	$(9)
Money market	(164)	(90)	(74)
Savings deposits	(21)	(13)	(8)
Time deposits	—	(16)	16
FHLB advances	12	(2)	14
Note payable	(40)	2	(42)
Total	$(238)	$(135)	$(103)
NET INTEREST INCOME	$569	$(1,145)	$1,714

(1)	Includes tax equivalent adjustment of $585,000 and $495,000 in the nine months ended September 30, 2015 and September 30, 2014, respectively.
46

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2015	2014	Amount	Percent
Service charges	$618	$644	$(26)	-4.0%
Net gain on sale of available-for-sale securities	29	100	(71)	-71.0%
Bank-owned life insurance policy earnings	90	86	4	4.7%
Other income	287	211	76	36.0%
Total noninterest income	$1,024	$1,041	$(17)	-1.6%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2015	2014	Amount	Percent
Service charges	$1,854	$1,928	$(74)	-3.8%
Net gain on sale of available-for-sale securities	250	139	111	79.9%
Bank-owned life insurance policy earnings	261	273	(12)	-4.4%
Other income	1002	727	275	37.8%
Total noninterest income	$3,367	$3,067	$300	9.8%

Noninterest income consists mainly of service charges on deposits, and earnings on bank owned life insurance policy earnings. Service charges were down during the third quarter and year to date of September 30, 2015 when compared to the same period during 2014 due primarily to a decrease in our overdraft fees. During the third quarter of 2015, the Bank sold or had called $3,187,000 for a pre-tax gain of $29,000. During the same period in 2014, the Bank sold or had called $32,196,000 for a pre-tax gain of $100,000. During the nine months of 2015, the Bank sold $11,463,000 in investment securities for a pre-tax gain of $250,000. During the nine months of 2014, the Bank sold $10,505,000 in investment securities for a pre-tax gain of $139,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated

TABLE 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2015	2014	Amount	Percent
Salaries and employee benefits	$4,100	$4,241	$(141)	-3.3%
Occupancy expense	592	704	(112)	-15.9%
Equipment expense	718	405	313	77.3%
Professional fees	334	395	(61)	-15.4%
FDIC assessment	150	165	(15)	-9.1%
Telephone, postage & supplies	237	284	(47)	-16.5%
Advertising expense	112	118	(6)	-5.1%
Data processing expense	659	151	508	336.4%
Low income housing expenses	70	109	(39)	-35.8%
Surety insurance	122	68	54	79.4%
Directors expense	72	63	9	14.3%
Other real estate owned expense, net	—	—	—	—
Other expense	313	352	(39)	-11.1%
Total noninterest expense	$7,479	$7,055	$424	6.0%

	NONINTEREST EXPENSE
	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2015	2014	Amount	Percent
Salaries and employee benefits	$12,513	$12,636	$(123)	-1.0%
Occupancy expense	1,906	2,078	(172)	-8.3%
Equipment expense	1,533	1,202	331	27.5%
Professional fees	1,075	1,427	(352)	-24.7%
FDIC assessment	450	525	(75)	-14.3%
Telephone, postage & supplies	782	883	(101)	-11.4%
Advertising	381	339	42	12.4%
Data processing expense	940	430	510	118.6%
Low income housing expenses	212	329	(117)	-35.6%
Surety insurance	298	202	96	47.5%
Directors expense	216	189	27	14.3%
Other real estate owned expense, net	(6)	87	(93)	-106.9%
Gain on sale of other real estate owned, net	—	(220)	220	-100.0%
Other expense	911	1,000	(89)	-8.9%
Total noninterest expense	$21,211	$21,107	$104	-102.1%
48

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2015 compared to three months ended September 30, 2014, it represented 54.8% and 60.1% of total noninterest expenses. For the nine months ended September 30, 2015 and 2014, it was 59.0% and 59.9%, respectively, of total noninterest expenses. During the first nine months of 2015, reductions in professional fees and other real estate owned expenses are attributable primarily to improving credit quality within the loan portfolio which has resulted in less costs related to credit collection and loan workout expenses. The third quarter of 2015 included acquisition expenses of $1,045,000 related to the acquisition of America California Bank in September 2015. Acquisition costs include system and estimated system costs, lease termination costs, and other post acquisition related expenses.

Provision for Loan Losses

There was a provision for loan losses of $75,000 and $225,000 for the three and nine months ended September 30, 2015, respectively, but no provision for the three months ended September 30, 2014. Year to date for the nine months ended September 30, 2014, the provision was $75,000. The growth in the loan portfolio has been in line with management expectations, and the overall allowance for loan losses is considered adequate as of September 30, 2015.

The allowance for loan losses was $9,940,000 or 1.41% of total gross loans at September 30, 2015, compared to $10,774,000 or 1.87% of total gross loans at September 30, 2014. The allowance for loan losses is maintained at a level that management considered adequate to provide for probable loan losses inherent in the loan portfolio as of September 30, 2015.

Income Taxes

The effective tax rate for the quarter ended September 30, 2015 was 16.1% which compares to a 33.7% effective tax rate benefit for the quarter ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and September 30, 2014, was an effective tax rate of 27.2% and 32.8%, respectively. Tax preference items which affect our effective tax rate include changing amounts invested in tax-advantaged securities, and available Low Income Housing Credits. During the third quarter of 2015, the Company recorded a tax benefit of $535,000 related to the settlement with the Franchise Tax Board regarding outstanding Enterprise zone net Interest Deductions claimed between 2005 and 2013.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2015, are adequate to meet its operating needs in 2015 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,111,458,000 at September 30, 2015 from $917,164,000 at December 31, 2014. The increases were primarily $50,679,000 in securities-available-for-sale and $113,173,000 in net loans.

Loans. Gross loans (before net loan fees) at September 30, 2015 were $707,506,000, an increase of $113,642,000 over December 31, 2014. During the first nine months of 2015, gross commercial real estate loans increased $75,663,000, real estate construction loans decreased $3,903,000, real estate multi-family loans increased $10,104,000, real estate loans secured by 1 to 4 family residences increased $43,548,000, commercial and industrial loans increased $11,819,000, and consumer loans increased by $49,000. The portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	September 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2015		2014
Commercial real estate	$394,090	56%	$318,427	54%
Real estate construction	35,868	5%	39,771	7%
Real estate multi family	63,928	9%	53,824	9%
Real estate-1 to 4 family	172,280	24%	128,732	22%
Commercial & industrial	39,843	6%	51,662	9%
Consumer loans	1,497	—	1,448	—
Gross loans	707,506	100%	593,864	100%
Net deferred loan fees	(678)	—	(449)	—
Total	$706,828	100%	$593,415	100%

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

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2015 and September 30, 2014, respectively, is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014
Balance, beginning of period	$9,700	$9,879
Provision for loan losses	225	75
Recoveries	94	1,202
Amounts charged off	(79)	(382)
Balance, end of period	$9,940	$10,774

During the nine months ended September 30, 2015, there was a provision for loan losses of $225,000, compared to $75,000 for the same period in 2014. Loan charge-off levels have declined year over year, and remain close to historic norms.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2015. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2015, there was $6,030,000 in nonperforming assets, compared to $6,411,000 at December 31, 2014. Nonaccrual loans were $5,192,000 at September 30, 2015, compared to $5,648,000 at December 31, 2014. There were no loans past due 90 days and still accruing at either date.

There was one property valued at $838,000 in Other Real Estate Owned at September 30, 2015, and the same property valued at $763,000 in Other Real Estate Owned at December 31, 2014. Management intends to aggressively market our Other Real Estate Owned. While management believes the property will sell, there can be no assurance that the property will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Deposits are gathered primarily from our customers in San Francisco, San Mateo and Santa Clara counties.

In September 30, 2015 compared to December 31, 2014, noninterest bearing demand deposits increased by $59,395,000, savings and money market increased by $117,858,000, interest bearing demand decreased $4,866,000 and time deposits increased $24,784,000.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2015:

TABLE 9

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$17,610	$23,718	$41,328
Over three through six months	14,093	8,665	22,758
Over six through twelve months	21,513	7,667	29,180
Over twelve months	23,769	12,908	36,677
Total	$76,985	$52,958	$129,943

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at September 30, 2015 and December 31, 2014 for the Bank:

				Minimum
				“Well fully
TABLE 10				phased-in
	September 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2015	2014		Requirements
Total Regulatory Capital Ratio	11.75%	15.13%	≥	10.50%
Tier 1 Capital Ratio	10.67%	13.88%	≥	8.50%
Leverage Ratios	9.68%	10.79%	≥	8.50%
Common Equity Tier 1 Capital Ratio	10.67%	N/A	≥	7.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2015, liquid assets were $357,088,000, or 32.8% of total assets. As of December 31, 2014, liquid assets were $282,643,000, or 30.8% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2015, net loans were at 70.4% of deposits. On December 31, 2014, net loans were at 74% of deposits. See the consolidated statements of Cash Flows under Item I for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2015 and December 31, 2014, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $170,673,000 and $142,221,000 at September 30, 2015 and December 31, 2014, respectively. As a percentage of net loans, these off-balance sheet items represent 24.5% and 24.4% respectively. The Company does not expect all commitments to be funded.

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

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended September 30, 2015. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of September 30, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2014 Form 10-K.

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

All existing consumer laws and regulations were transferred to the CFPB. This Act is expected to enable regulators to issue numerous new banking regulations and requirements that have not yet been fully developed or promulgated. The ultimate effect the Act has on the Company’s operations will ultimately be determined by the significance of the new banking regulations that are issued as a result of the Act. Management’s ability to effectively integrate Oceanic Holding, Inc. could have a negative impact on earnings and the financial position of the Company.

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

FNB BANCORP
(Registrant)
Dated:

November 5, 2015.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
55