Form 10-K
period 2015-12-31
FNB BANCORP/CA/
filed 2016-03-15
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP

(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:	Common Stock, no par value

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $90,898,703

Number of shares outstanding of each of the registrant’s classes of common stock, as of February 01, 2016

No par value Common Stock – 4,543,450 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2016 annual meeting of shareholders.

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

The Bank was organized in 1963 as “First National Bank of Daly City.” In 1995, the shareholders approved a change in the name to “First National Bank of Northern California.” The administrative headquarters of the Bank is located at 975 El Camino Real, South San Francisco, California. The Bank presently operates twelve full service banking offices in the cities of Daly City, South San Francisco, Millbrae, Pacifica, Half Moon Bay, San Mateo, Redwood City, Pescadero, San Francisco and Sunnyvale. The Bank’s primary business is servicing the business and commercial banking needs of individuals and small to mid-sized businesses within San Mateo, San Francisco and Santa Clara Counties.

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

The Bank’s market areas consist primarily of the counties of San Francisco, San Mateo and Santa Clara. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita incomes in the counties of San Francisco, San Mateo and Santa Clara for the year 2014 were $90,600, $89,659 and $74,883, respectively, which represented increases of 6.5%, 4.5% and 4.5%, respectively, over 2012 levels. Management believes per capita income levels grew at single digit growth rates during the year ended December 31, 2015, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department reports unemployment levels of 3.3% in San Francisco County, 3.1% in San Mateo County, 3.7% in Santa Clara County, and 5.8% for the State of California in 2015; 3.8% in San Francisco County, 3.5% in San Mateo County, 4.5% in Santa Clara County and 6.7% for the State of California, in December 2014. In December 2013, San Francisco County unemployment was 4.8%, San Mateo County was 4.6%, Santa Clara County was 5.7% and the State of California was 7.9%.

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

The following were listed as major employers in Santa Clara County: Adobe Systems, Inc., Advanced Micro Devices, Inc., Apple Inc., Bon Appetit-Café, Adobe, California’s Great America, Christopher Ranch, Inc., Fine Pitch, General Motors Advanced Tech, Hewlett-Packard Co., Intel Corp, Kaiser Permanente Medical Center, Kaiser Permanente Medical Group, Lockheed Martin Corp, Lockheed Martin Space Systems, Microsoft Corp, NASA, Net App Inc, Philips Lumileds Lighting Co, San Jose State University, Santa Clara Valley Medical Center, SAP Center At San Jose, Silicon Valley Sports & Entertainment, Stanford University School of Medicine, U.S. Post Office and VA Medical Center-Palo Alto.

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

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2015, the Bank had a total of 21,838 deposit accounts. The Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2015, the Bank had $205,000 in such deposits. As of December 31, 2015 the Bank had one customer with more than 5% of the Bank’s total deposits.

At December 31, 2015, the Company had total assets of $1,124,349,000, net loans of $722,747,000, deposits of $983,189,000, and stockholders’ equity of $104,162,000. The Company competes with approximately 126 other banking or savings institutions in its San Francisco, San Mateo and Santa Clara County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of Santa Clara County is less than 1.68%; of San Mateo County is approximately 2.55%, and 0.05% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2015). See “Competitive Data” below.

Employees

At December 31, 2015, the Company employed 183 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

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

Capital Standards.

During July, 2013, the Federal Reserve Board approved a final rule that implements changes to regulatory capital requirements. The rule affects the capital requirements at both the Company and the Bank and (1) introduced a new “Common Equity Tier 1” capital requirement; (2) established higher minimum levels of capital; (3) introduced a “capital conservation buffer”; (4) increased the risk-weighting of certain assets; and (5) established limits on the amount of deferred tax assets with any excess treated as a deduction from Tier 1 Capital.

See “Capital” under Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” below. Also see Note 19 to the Financial Statements set forth in Item 8 below and incorporated here by reference.

Effective January 1, 2015, the risk-based capital regulations were amended, as described below under “Prompt Corrective Action” and “Basel III Capital.”

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

Effective January 1, 2015, the risk-based-capital regulations and prompt corrective regulations, described above under “Capital Standards” and in “Prompt Corrective Action,” were amended to the extent described below under “Basel III Capital”.

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and organizations like the Bank must comply with new minimum capital ratio requirements to be phased in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a total capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Management believes that the Bank is in compliance with the minimum capital requirements, including the fully phased-in “capital conservation buffer” requirement, based upon its capital position at December 31, 2015.

Transition for New Ratios and Capital Definitions for Community Banks

Years (as of Jan.1)	2015	2016	2017	2018	2019
Minimum CET1 ratio	4.50%	4.50%	4.50%	4.50%	4.50%
Capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.50%
CET1 plus capital conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Phase-in of deductions from CET1*	40.0%	60.0%	80.0%	100.0%	100.0%
Minimum Tier 1 capital	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital plus capital conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital plus conservation buffer.	N/A	8.625%	9.25%	9.875%	10.5%

*Including threshold deduction items that are over the limits.

N/A means not applicable.

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

The amount of FDIC assessments paid by each DIF member institution for insurance coverage is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. In 2011, as required by the Dodd-Frank Act, the FDIC revised the assessment rates and the deposit insurance assessment base used to calculate premiums paid to DIF. The FDIC also increased the minimum designated reserve ratio (“DRR”) to 2.0 percent, which has remained in effect.

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. Te FDIC proposed additional changes on October 25, 2015 to require banks with over $10 billion in assets to be responsible for the recapitalization of the DIF to 1.35 percent of insured deposits after achieving a1.15 percent reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposes that a final rule would go into effect the quarter after adoptions, but the amendments would not become operative until the quarter after the DIF reserve ratio reaches 1.15 percent.

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

As of December 31, 2015, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $16,736,000 on an unsecured basis and $27,893,000 on a fully secured basis, based on regulatory Total Risk-Based Capital of $111,573,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, Santa Clara County and the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2015, there were 29 commercial and savings banking institutions in San Mateo County with a total of $31,279,057,000 in deposits at June 30, 2015. The Bank had a total of 8 offices in the county with total deposits of $797,315,000 at the same date, or 2.55% of the San Mateo County totals. There were 48 banking and savings institutions in the City and County of San Francisco with a total of $193,608,252,000 in deposits at June 30, 2015. The Bank had a total of 3 offices in the county with total deposits of $91,041,000, or 0.05% of the County of San Francisco totals. There were 49 commercial and savings banking institutions in Santa Clara County with a total of $114,437,681,000 in deposits at June 30, 2015. The Bank had a total of one office in the county, opened in April, 2014, with total deposits of $5,840,000 or 0.01% of the Santa Clara County totals at June 30, 2015. Offices of the Bank in San Mateo County and the City and County of San Francisco have averaged annual deposit growth of 5.30% over the two-year period ended June 30, 2015.

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

Volcker Rule

On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or the financial stability of the United States. Neither the Company nor the Bank engages in activities prohibited by the Volcker Rule and management does not expect the Volcker Rule to have a material impact upon the Company or the Bank.

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

Effective July 23, 2002, Section 312 of the Patriot Act created a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person, shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

The Patriot Act contains various provisions in addition to Sections 312 and 313(a) that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 312 or 313(a) of the Patriot Act.

Certain surveillance provisions of the Patriot Act, scheduled to expire, were extended by President Bush. Then, in May 2011, President Obama signed a further four-year extension of the surveillance provisions. Some surveillance provisions of the Patriot Act expired on June 1, 2015, but were renewed the next day by the passage of the USA Freedom Act on June 2, 2015 and extended through 2019. However, the provision under which the National Security Agency(“NSA”) conducted mass phone data collection on individuals was changed to require the NSA to seek permission from a federal court in order to obtain such data from phone companies.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

•	Created expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
•	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
•	Created mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and it made issuer interference with an audit a crime.
•	Required enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
•	Enhanced criminal penalties for a broad array of white collar crimes and increased the statute of limitations time period for filing securities fraud lawsuits.
13

•	Required disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.
•	Required disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”
•	Created a prohibition on insider trading during pension plan black-out periods.
•	Mandated disclosure of off-balance sheet transactions.
•	Created a prohibition on personal loans to directors and officers.
•	Specified conditions related to the use of non-GAAP (generally accepted accounting principles) financial measures.
•	Created standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.
•	Created expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.
•	Created accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as “accelerated filers.” Required disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.
•	Created rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

The Company’s common stock is not currently listed on any exchange. The common stock is quoted and traded on the OTC market. If the Company were to be listed on NASDAQ, in addition to the rules promulgated by the SEC pursuant to the Act, the Company would be required to comply with the listing standards applicable to all exchange listed companies.

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

California Corporate Disclosure Act

Effective January 1, 2003, the California Corporate Disclosure Act (the “CCD Act”) required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires such companies (including the Company) to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

•	The name of a company’s independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;
•	The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;
•	A description of any loans made to a director or executive officer at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;
•	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
•	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
•	A description of any material pending legal proceedings other than ordinary routine litigation as specified in Item 103 of Regulation S-K and a description of such litigation where the company was found legally liable by a final judgment or order.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations.

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

Small Business Jobs Act of 2010

On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are down-streamed to the bank subsidiary) with assets less than $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery The participating banks (or bank holding companies) will pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%. The dividend rate will be adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate will increase thereafter to 7%. After 4.5 years, the dividend rate increases to 9% until the SBLF funds are repaid.

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

On May 6, 2013, the Company redeemed 25% of the original issue $12,600,000 of Series C Preferred Stock for a cash payment of $3,150,000. Subsequently, on January 23, 2014, the remaining $9,450,000 of Series C Preferred Stock was redeemed by the Company, also in a cash transaction.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect the Company and the Bank.

Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Company has no trust preferred securities outstanding. The Dodd-Frank Act requires capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

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

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions were also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Enhanced Lending Limitations. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Debit Card Interchange Fees. The Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter were prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

Compensation Practices. The Dodd-Frank Act provided that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Frank-Dodd Act and the Guidance may impact the Company’s compensation policies and arrangements.

Corporate Governance. The Dodd-Frank Act has enhanced corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time and therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as the Company and the Bank is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

ITEM 1A. RISK FACTORS

In addition to the risks associated with the business of banking generally, as described above under Item 1 (Description of Business), the Company’s business, financial condition, operating results, future prospects and stock price can be adversely impacted by certain risk factors, as set forth below, any of which could cause the Company’s actual results to vary materially from the recent results or from the Company’s anticipated future results.

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

Competition. Increased competition in the market areas served by the Bank may result in reduced loans and deposits. Ultimately, the Bank may not be able to compete successfully against current and future bank and non-bank competitors.

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

Despite the increase in deposit insurance to $250,000 per depositor, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures arise, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

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

Growth strategy. The Company continues to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may not be able to sustain our growth strategy without establishing new branches or developing new products. We may attempt to expand by opening new branch offices or acquiring other financial institutions or branch offices or through a purchase, in whole or in part, of other financial institutions. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy either through expansion of our existing branch system or through mergers and acquisitions, and there may be significant increases in our noninterest expenses, without any corresponding balance sheet growth. Mergers and acquisitions may not add to the growth of the Bank’s loans, deposits or the Bank’s profitability due to integration problems, collateral differences, changes in business conditions, or other unforeseen circumstances.

Commercial loans. As of December 31, 2015, approximately 7% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Worsening economic conditions could make it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

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

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2015, real estate (including construction loans) served as the principal source of collateral with respect to approximately 93% of the Company’s loan portfolio.

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

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2015 and 2014, our OREO totaled $1,026,000 and $763,000, respectively.

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

Dilution of Common Stock. The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 4,541,680 were outstanding at December 31, 2015. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2015, the Company had outstanding options to purchase a total of 465,414 shares of common stock. As of December 31, 2015, 404,766 shares of common stock remained available for grants under the 2008 Stock Option Plan.

The issuance of substantial amounts of the Company’s newly issued common stock in the public market could adversely affect the market price of the Company’s common stock. The market for the Company’s common stock is limited, making the ability to raise funds in the future through a stock offering more difficult.

Cybersecurity Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system or cybersecurity failures and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations. Additionally, the Company is dependent on network and computer systems. If these systems and their back-up systems were to fail or were breached, the Company could be adversely affected. The company cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information or security, including as a result of a cybersecurity breach. The bank regulatory agencies have recently emphasized cybersecurity as a critical challenge facing the financial services industry in light of the frequency and sophistication of cyber attacks. The Company and the Bank will continue to enhance their information security programs consistent with regulatory requirements, including reliance on the services of various vendors who provide data processing and communications services to the financial services industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of its vendors, information may be lost or misappropriared, services and operations may be interrupted and the Bank could be exposed to claims from its customers.

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

At December 31, 2015, the Bank held $5.2 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have limited value.

At December 31, 2015, the Bank maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $332,836,000, of which $317,377,000 was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB common stock and certain other qualifying collateral, such as commercial and mortgage loans. The Bank is highly dependent on the FHLB of San Francisco as the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

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

As of December 31, 2015, the Bank’s investment in premises and equipment totaled $10,202,000. See Note 8 to the Consolidated Financial Statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is not listed on any exchange. Trades are quoted on the OTCQB marketplace under the trading symbol, “FNBG.” There is limited trading in the shares of common stock of the Company. On February 28, 2015, the Company had approximately 700 shareholders of common stock of record.

The following table summarizes the range of high and low bid information reported on the OTCQB marketplace during the periods indicated of which management has knowledge, including the per share cash dividends declared for the periods indicated. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All information has been adjusted to reflect the 5% stock dividends payable on January 16, 2015 to shareholders of record on December 15, 2014 and payable on December 28, 2015 to shareholders of record on November 25, 2015.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
2014	High	Low	Declared (1)
First Quarter	$26.90	24.90	$0.10
Second Quarter	27.86	25.10	0.10
Third Quarter	27.33	26.19	0.11
Fourth Quarter	27.00	25.48	0.11

2015
First Quarter	$28.40	26.70	$0.12
Second Quarter	28.95	27.60	0.13
Third Quarter	28.84	27.45	0.13
Fourth Quarter	30.90	28.40	0.15

(1)	See “Limitation on Dividends” (following “FDIC Insurance”) in Item 1 (above), for a description of the limitations applicable to the payment of dividends by the Company.
24

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2010 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
FNB Bancorp	100.00	129.55	211.81	341.37	360.65	419.92
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank Pink > $500M	100.00	98.32	108.42	131.77	154.48	171.37

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2015	2014	2013	2012	2011
STATEMENT OF EARNINGS DATA
Total interest income	$39,282	$36,859	$37,389	$33,588	$32,897
Total interest expense	2,597	2,093	2,395	2,727	3,327
Net interest income	36,685	34,766	34,994	30,861	29,570
(Recovery) of provision for loan losses	(305)	(1,020)	1,385	1,833	1,750
Net interest income after provision for loan losses	36,990	35,786	33,609	29,028	27,820
Total noninterest income	4,496	6,589	4,183	9,159	5,079
Total noninterest expenses	29,925	27,868	29,028	27,739	27,074
Earnings before provision for income taxes	11,561	14,507	8,764	10,448	5,825
Provision for income taxes	3,364	5,098	1,325	1,645	1,568
Net earnings	8,197	9,409	7,439	8,803	4,257
Dividends and discount accretion on preferred stock	—	170	567	658	800
Net earnings available to common shareholders	$8,197	$9,239	$6,872	$8,145	$3,457
PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$1.82	$2.08	$1.58	$1.90	$0.81
Diluted	$1.77	$2.02	$1.55	$1.88	$0.81
Cash dividends per share	$0.53	$0.42	$0.33	$0.15	$0.18
Weighted average shares outstanding:
Basic	4,516,000	4,444,000	4,339,000	4,277,000	4,270,000
Diluted	4,644,000	4,585,000	4,436,000	4,344,000	4,292,000
Shares outstanding at period end	4,542,000	4,472,000	4,386,000	4,282,000	4,262,000
Book value per common share	$22.93	$21.71	$21.49	$22.27	$20.46

Investment securities	329,207	264,881	263,988	234,945	187,664
Net loans	722,747	583,715	552,343	541,563	443,721
Allowance for loan losses	9,970	9,700	9,879	9,124	9,897
Total assets	1,124,349	917,164	891,930	875,340	715,641
Total deposits	983,189	792,194	773,615	768,352	621,778
Stockholders’ equity	104,162	97,088	94,249	95,358	87,196
SELECTED PERFORMANCE DATA
Return on average assets (2)	0.81%	1.02%	0.76%	1.03%	0.48%
Return on average equity (2)	8.15%	10.16%	7.38%	9.00%	4.14%
Net interest margin	4.06%	4.21%	4.31%	4.52%	4.88%
Average loans as a percentage of average deposits	70.70%	72.83%	70.09%	69.68%	75.11%
Average total stockholders’ equity as a percentage of average total assets	9.96%	10.09%	10.31%	11.40%	11.62%
Common dividend payout ratio	29.85%	19.27%	21.13%	11.82%	22.59%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs/ total loans	0.08%	-0.14%	0.11%	0.47%	0.30%
Allowance for loan losses/Total Loans	1.36%	1.63%	1.76%	1.66%	2.18%
CAPITAL RATIOS (3)
Total Regulatory Capital Ratio	13.39%	14.60%	14.30%	14.65%	16.53%
Tier 1 Capital Ratios	12.79%	13.34%	13.05%	13.40%	15.27%
Leverage Ratios	8.06%	10.30%	9.81%	9.75%	11.21%
Common Equity Tier 1 Capital Ratio	12.79%	N/A	N/A	N/A	N/A

(1) Per share data has been adjusted for stock dividends.

(2) Calculated using net earnings available to common shareholders.

(3) Ratios are for the Company, substantially same as Bank regulatory capital ratios.

(4) Quarterly cash dividends/share and annual dividends/share may not be the same due to rounding considerations.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides “guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.” It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. The adoption of ASU 2014-01 did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reports beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

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

In January, 2016 FASB issued ASU 2016-1, Financial instruments-overall (subtopic 825-10) recognition and Measurement of Financial Assets and Financial Liabilities. Before the global financial crisis that began in 2008, both the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) began a joint project to improve and to achieve convergence of their respective standards on the accounting for financial instruments. The global economic crisis further highlighted the need for improvement in the accounting models for financial instruments in today’s complex economic environment. As a result, the main objective in developing this Update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public business entities, the amendments in this Update address certain aspects of recognition, measurement. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

 In February 2016 FASB issued ASU 2016-2, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Leases, Topic 842. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

The principal source of the Company’s income is interest income on loans. The level of interest income can be affected by changes in interest rate, volume of loans outstanding, and the quality of our loan portfolio. Loans that are 90 days or more past due are placed on non-accrual status. Income on such loans is then recognized only to the extent that cash is received, and where the future collection of principal is probable. All other loans accrue interest at the stated contract rate.

Net interest income for 2015 totaled $36,685,000. Net interest income for 2014 totaled $34,766,000. Net interest income for 2013 totaled $34,994,000. Interest income was $39,282,000 in 2015, an increase of $2,423,000 or 6.6% over 2014. Interest income was $36,859,000 in 2014, a decrease of $530,000 or 1.4% from 2013. Interest income was $37,389,000 in 2013. The decrease in net interest income in 2014 was attributable to a decline in our net interest margin whereby yields on our interest earning assets decreased by more than the reduction of interest expense on our interest bearing liabilities. The increase in net interest income in 2013 was attributable to an increase in loans and taxable securities, and a decrease in interest expense on deposits, coupled with a full year of loans acquired from Oceanic Bank in September 2012. Most of the interest earning assets are tied to the prime lending rate, which did not change during 2013 through November, 2015. The rate was raised 25 basis points in December 16, 2015. Total nonaccrual loans were $7,915,000 and $5,648,000 as of December 31, 2015 and 2014, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received.

Average interest earning assets were $923,700,000 in 2015 compared to $840,360,000 in 2014, an increase of $83,340,000 or 9.9%. Average interest earning assets were $840,360,000 in 2014, an increase of $11,985,000 or 1.45% over average interest earning assets of $828,375,000 in 2013. The yield on interest earning assets decreased 13 basis points in 2014 compared to 2013, and decreased 32 basis points in 2013 compared to 2012. The principal earning assets were loans. With the acquisition of America California Bank, average loans increased $57,744,000 in 2015 over 2014, and their yield decreased 20 points. Average loans outstanding increased $17,755,000 in 2014 compared to 2013, and increased $72,416,000 in 2013 compared to 2012. Their yield decreased 28 points in 2014 compared to 2013, and decreased 25 basis points in 2013 compared to 2012. With the Oceanic Bank and America California Bank acquisitions, average loans outstanding increased during 2013, 2014 and 2015. Interest expense for 2015 totaled $2,597,000, compared to $2,093,000 in 2014, and $2,395,000 in 2013. Average interest bearing liabilities were $656,115,000 in 2015, $594,946,000 in 2014 and $610,796,000 in 2013. This represented an increase of $61,169,000 in 2015 over 2014, and a decrease of $15,850,000 in 2014 over 2013. We increased our deposit rates slightly, as the general market rose slightly, and to help to increase deposits at our Sunnyvale Branch. The cost of these liabilities increased 5 basis points in 2015, and decreased 4 basis points in 2014 compared to 2013. Time deposit costs increased 3 basis points in 2015 compared to 2014 and decreased 9 basis points in 2014 compared to 2013. The Bank generally lowered rates paid on interest bearing liabilities during 2013 and 2014 but raised them during 2015. Management believes that further rate reductions on interest bearing liabilities may be difficult to achieve given the low absolute levels of existing market interest rates on deposits.

TABLE 1	Net Interest Income and Average Balances
	2015			2014			2013
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$629,814	$33,235	5.28%	$572,070	$31,355	5.48%	$554,315	$31,937	5.76%
Taxable securities	188,286	3,554	1.89%	189,595	3,464	1.83%	191,543	3,283	1.71%
Nontaxable securities (3)	103,611	3,272	3.16%	74,436	2,614	3.51%	73,638	2,684	3.64%
Federal funds sold	—	—	n/a	8	—	n/a	20	—	n/a
Interest on deposits- other financial institutions	1,989	39	1.96%	4,251	81	1.91%	8,859	156	1.76%
Total interest earning assets	923,700	40,100	4.34%	840,360	37,514	4.46%	828,375	38,060	4.59%

Cash and due from banks	44,774			19,451			28,484
Premises and equipment	10,557			12,326			12,690
Other assets	31,404			29,396			34,276
Total noninterest earning assets	86,735			61,173			75,450
TOTAL ASSETS	$1,010,435			$901,533			$903,825

Deposits:
Demand, interest bearing	$92,267	$104	0.11%	$77,613	$65	0.08%	$76,754	$92	0.12%
Money market	368,858	1,589	0.43%	326,399	1,212	0.37%	312,608	1,334	0.43%
Savings	75,861	77	0.10%	66,695	68	0.10%	63,418	98	0.15%
Time deposits	112,414	589	0.52%	109,743	539	0.49%	147,928	852	0.58%
Fed Home Loan Bank advances	1,452	9	0.62%	10,055	17	0.17%	10,088	19	0.19%
Note payable	5,263	229	4.35%	4,441	192	4.32%	—	—	—
Total interest bearing liabilities	656,115	2,597	0.40%	594,946	2,093	0.35%	610,796	2,395	0.39%

NONINTEREST BEARING LIABILITIES:
Demand deposits	240,969			205,031			190,134
Other liabilities	12,730			10,618			9,729
Total noninterest bearing liabilities	253,699			215,649			199,863
TOTAL LIABILITIES	909,814			810,595			810,659
Stockholders’ equity	100,621			90,938			93,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010,435			$901,533			$903,825

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$37,503	4.06%		$35,421	4.21%		$35,665	4.31%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned include loan fees of $1,514,000, $1,790,000 and $1,159,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $818,000, $655,000 and $671,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis
(Dollar amounts in thousands)	Year Ended December 31
	2015 compared to 2014 Increase (decrease) (2)			2014 compared to 2013 Increase (decrease) (2)

	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume

INTEREST EARNING ASSETS:

Loans	$1,880	$(1,167)	$3,047	$(582)	$(1,555)	$973
Taxable securities	90	114	(24)	181	214	(33)
Nontaxable securities (1), (3)	658	(367)	1,025	(70)	(98)	28
Interest-time deposits - other financial institutions	(42)	1	(43)	(75)	6	(81)
Total	$2,586	$(1,419)	$4,005	$(546)	$(1,433)	$887
INTEREST BEARING LIABILITIES:

Demand deposits	$(39)	$(27)	$(12)	$27	$28	$(1)
Money market	(377)	(194)	(183)	122	173	(51)
Savings deposits	(9)	—	(9)	30	33	(3)
Time deposits	(50)	(37)	(13)	313	93	220
Federal Home Loan Bank advances	8	(7)	15	2	2	—
Interest on note payable	(37)	(1)	(36)	(192)	—	(192)
Total	$(504)	$(266)	$(238)	$302	$329	$(27)
NET INTEREST INCOME	$2,082	$(1,685)	$3,767	$(244)	$(1,104)	$860

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.

(2) Increases (decreases) shown are in relation to their effect on net interest income.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable portfolio are $818,000, $655,000 and $671,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and were derived from nontaxable municipal interest income.

There were nominal amounts of federal funds sold in 2015 and 2014, respectively. Yields on deposits at other financial institutions averaged 1.96% in 2015, 1.91% in 2014, and 1.76% in 2013. On the expense side, the market decline in income on interest-bearing assets was also followed by declines in competitive market rates offered on interest-bearing liabilities.

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

Real estate loans outstanding (net of deferred loan fees and allowance for loan losses increased by $139,616,000 to $722,747,000 in 2015 compared to 2014, and $28,191,000 to $583,715,000 in 2014 compared to 2013. Bank management maintained conservative underwriting standards during 2013 through 2015, which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

During 2013 through 2015, we priced our loans competitively, and we did not discount our pricing in order to attract new business. The loan loss reserve as a percentage of outstanding loans increased during 2013, declined during 2014 and 2015.

The allowance for loan losses totaled $9,970,000, $9,700,000 and $9,879,000 in December 31, 2015, 2014 and 2013, respectively. This represented 1.36%, 1.63% and 1.76% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least quarterly.

Loans acquired in the Oceanic Bank acquisition in 2012 and the America California Bank acquisition in 2015 were accounted for at fair value, resulting in a discount at the time of the acquisition, due in part to credit quality. If expected potential credit losses are actually incurred, they will be evaluated against the net book discount remaining. Only those losses that occur after the acquisition date or exceed the amount of discount remaining on the acquired Oceanic Bank loan portfolio will be charged to the allowance for loan losses. At December 31, 2015, 2014, and 2013, the remaining discount related to the Oceanic Bank and America California Bank acquisitions totaled $1,397,000, $1,341,000 and $1,963,000, respectively.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

		2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial real estate	$6,059	54.5%	$5,549	53.6%	$5,763	57.8%	$4,812	65.7%	$4,745	56.8%
Real estate construction	589	6.1%	849	6.7%	734	6.1%	857	3.4%	1,171	6.2%
Real estate multi family	243	8.7%	206	9.1%	293	8.2%	—	n/a	671	8.0%
Real estate 1 to 4 family	2,176	23.4%	1,965	21.7%	1,788	19.0%	1,516	20.5%	1,592	19.0%
Commercial & industrial	853	7.1%	1,073	8.7%	1,237	8.6%	1,875	10.1%	1,618	9.5%
Consumer	50	0.2%	58	0.2%	64	0.3%	64	0.3%	100	0.5%
Total	$9,970	100.0%	$9,700	100.0%	$9,879	100.0%	$9,124	100.0%	$9,897	100.0%
32

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2015. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis

(Dollar amounts in thousands)	For the year ended December 31,
	2015	2014	2013	2012	2011
Balance at Beginning of Period	$9,700	$9,879	$9,124	$9,897	$9,524
(Recovery) of/povision for Loan Losses	(305)	(1,020)	1,385	1,833	1,750

Charge-offs:
Real Estate	(45)	(328)	(728)	(1,216)	(721)
Commercial	(23)	(28)	(57)	(1,706)	(651)
Consumer	(13)	(26)	(7)	(11)	(74)
Total	(81)	(382)	(792)	(2,933)	(1,446)

Recoveries:
Real Estate	591	1,065	88	182	41
Commercial	60	154	73	124	27
Consumer	5	4	1	21	1
Total	656	1,223	162	327	69
Net recoveries (charge-offs)	575	841	(630)	(2,606)	(1,377)

Balance at End of Period	$9,970	$9,700	$9,879	$9,124	$9,897

Percentages
Allowance for loan losses/total loans	1.36%	1.63%	1.76%	1.66%	2.18%
Net (recoveries) charge-offs/realestate loans	-0.08%	-0.14%	0.13%	0.22%	0.18%
Net (recoveries) charge-offs/commercial loans	-0.07%	-0.24%	-0.03%	2.85%	1.45%
Net charge-offs/consumer loans	0.51%	1.52%	0.36%	-0.55%	3.13%
Net (recoveries) charge-offs/total loans	-0.08%	-0.14%	0.11%	0.47%	0.30%
Allowance for loan losses/non- performing loans	118.65%	171.74%	134.39%	73.14%	51.82%
33

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

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2015, 2014 and 2013, had non-accrual loans performed as agreed, approximately $460,000, $91,000, and $79,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 1.2% of total loans at December 31, 2015, 1.0% of total loans at December 31, 2014 and 1.3% of total loans at December 31, 2013. Management believes the current list of past due loans as of December 31, 2015 are collectible and does not anticipate future significant losses that exceed the current allowance for loan losses.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2015	2014	2013	2012	2011
Nonaccrual loans	$7,915	$5,648	$7,351	$12,474	$19,098
Other real estate owned	1,026	763	5,318	6,650	2,747
Total	$8,941	$6,411	$12,669	$19,124	$21,845

Nonaccrual loans at December 31, 2015 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned property is a commercial building with a current balance of $1,026,000 in December 31, 2015 and $763,000 at the end of 2014.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. During the year ended December 31, 2015, the Bank restructured one loan totaling $472,000 that was considered a troubled debt restructuring. This consisted of one 1 to 4 family real estate loan. Total restructured loans outstanding as of December 31, 2015 and 2014 were $13,268,000 and $16,517,000 respectively.

Noninterest Income

The following table sets forth the principal components of noninterest income:

	Noninterest Income			Variance		Variance
TABLE 6	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
(Dollar amounts in thousands)	2015	2014	2013	Amount	Percent	Amount	Percent
Service charges	$2,501	$2,548	$2,630	$(47)	-1.8%	$(82)	-3.1%
Gain on sale of premises	—	2,085	—	(2,085)	-100.0%	2,085	n/a
Net gain on sale of available-for-sale securities	339	138	324	201	145.7%	(186)	-57.4%
Earnings on bank-owned life insurance	364	359	366	5	1.4%	(7)	-1.9%
Break-up fee from terminated definitive agreement	—	500	—	(500)	-100.0%	500	n/a
Other income	1,292	959	863	333	34.7%	96	11.1%
Total noninterest income	$4,496	$6,589	$4,183	$(2,093)	-31.8%	$2,406	57.5%
34

Total noninterest income consists mainly of service charges on deposits. The pretax gain on sale of fixed assets in 2014 of $2,085,000 was related to the sale of the Bank’s South Airport Boulevard branch office that was closed in 2013. The sale of the building was completed in the fourth quarter of 2014.

The gain on sale of available-for-sale securities during 2015, 2014 and 2013 was derived primarily from the sale of U. S. government and mortgage-backed securities, municipal securities and U. S. Treasury securities.

A significant source of other income was dividends on equity securities, which totaled $651,000, $398,000, and $262,000 in the years 2015, 2014, and 2013, respectively. In 2014, the Company received a $500,000 break-up fee from Valley Community Bank when they terminated their definitive agreement to be purchased by the Company in the fourth quarter of 2014. In 2013, $249,000 rental income on other real estate owned was received.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7		Noninterest Expenses
				Variance		Variance
(Dollar amounts in thousands)	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
Salaries and employee benefits	$18,523	$16,731	$17,156	$1,792	10.7%	$(425)	-2.5%
Occupancy expense	2,517	2,773	3,166	(256)	-9.2%	(393)	-12.4%
Equipment expense	1,926	1,624	1,549	302	18.6%	75	4.8%
Professional fees	1,471	1,845	1,661	(374)	-20.3%	184	11.1%
FDIC assessment	600	655	720	(55)	-8.4%	(65)	-9.0%
Telephone, postage, supplies	1,074	1,250	1,220	(176)	-14.1%	30	2.5%
Advertising expense	500	414	458	86	20.8%	(44)	-9.6%
Data processing expense	1,076	572	616	504	88.1%	(44)	-7.1%
Low income housing expense	283	439	438	(156)	-35.5%	1	0.2%
Surety insurance	381	278	265	103	37.1%	13	4.9%
Directors expense	288	252	252	36	—	—	—
Gain on sale of other real estate owned, net	—	(220)	(96)	220	-100.0%	(124)	129.2%
Loss on impairment of other real estate owned	—	—	69	—	n/a	(69)	-100.0%
Other real estate owned expenses, net	4	87	249	(83)	-95.4%	(162)	-65.1%
Other	1,282	1,168	1,305	114	9.8%	(137)	-10.5%
Total noninterest expense	$29,925	$27,868	$29,028	$2,057	7.4%	$(1,160)	-4.0%

Salaries and employee benefits were $18,523,000 in 2015, $16,731,000 in 2014, and $17,156,000 in 2013. Salaries and employee benefits represented 62%, 60%, and 59% of noninterest expense for the years 2015, 2014, and 2013, respectively. Increase in salaries and employee benefits is derived primarily from normal salary progression and in 2015 by the America California Bank acquisition and changes related to executive salary continuation agreements.

Occupancy expense decreased $256,000 in 2015, and decreased $393,000 in 2014 as three former Oceanic branches were closed by the second half of 2013, as well as our South San Francisco branch, which was later sold in the fourth quarter of 2014. Occupancy expense increased $558,000 in 2013, the first full year of operations of the acquired Oceanic Bank branches.

The loss on impairment of other real estate owned expense was recorded primarily to reflect the decrease in valuation of our real estate owned properties since their initial values which were established on the foreclosure date. These properties were still on the books in the year the impairment losses were recorded.

 Provision for Loan Losses

The allowance for loan losses in 2015, 2014 and 2013 was recorded at levels management believed were necessary in order to insure the allowance for loan losses reflected the estimated loss exposure identified in the loan portfolio during the year. The allowance for loan losses was $9,970,000 or 1.36% of total gross loans at December 31, 2015. It was $9,700,000 or 1.63% of total gross loans at December 31, 2014. It was $9,879,000 or 1.76% of total gross loans at December 31, 2013. During the fourth quarter of 2014, a reversal of $1,095,000 in loan loss provision was recorded to reflect improving credit metrics that occurred within the loan portfolio during 2014. A further reversal of $530,000 in loan provision was made in October 2015 for the same reason.

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the loan portfolio. Management is taking steps necessary to work with borrowers and has granted modified loan terms to certain borrowers willing to make payments on loans secured by their primary residence, even though they were delinquent and/or the value of their home had declined substantially. The purchased Oceanic Bank and America California Bank loans have a fair value discount that was created at acquisition pursuant to acquisition accounting and representing, in part, expected credit losses inherent in the acquired loan portfolio. The fair value discount is not part of the allowance for loan losses.

Balance Sheet Analysis

Total assets of the Company at December 31, 2015 were $1,124,349,000 compared to $917,164,000 at December 31, 2014 and compared to $891,930,000 at December 31, 2013. Assets averaged $1,010,435,000 in 2015, $901,533,000 in 2014 and $903,825,000 in 2013. Average earning assets represented 91.4% of total average assets in 2015. This included a$29,175,000 increase in nontaxable securities at lower yields. 93.2% of total average assets in 2014, and represented 91.7% of total average assets in 2013. Asset growth in 2015 was obtained from the America California Bank acquisition as well as growth in customer business generated through our branch offices. Asset growth in 2014 and 2013 was derived by bringing in new business through our existing branch structure. Asset growth in 2012 was derived primarily from the Oceanic Bank acquisition, as well as through organic growth within the existing customer base and the development of new customer relationships.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2015 increased by $139,302,000 or 23.8% from December 31, 2014. Gross loans outstanding at December 31, 2014 increased by $31,193,000 or 5.5% from December 31, 2013. During 2013, loan volumes increased, but payoffs and reductions in credit line usage kept growth levels low. During 2015, principal changes were an increase of $81,566,000 in commercial real estate, offset by increases of $5,045,000 in real estate construction, $9,773,000 in real estate multi-family, and $43,232,000 in real estate 1 to 4 family, and smaller increases in commercial and industrial loans, with a nominal decrease in consumer loans. The increase in loans during 2015 over 2014, was $140,113,000. About $93,000,000 of this total was from the acquisition of America California Bank in September, 2015. The remainder was from organic growth.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2011 through December 31, 2015.

TABLE 8	Loan Portfolio
	December 31
	2015		2014		2013		2012		2011
(Dollar amounts in thousands)
Commercial real estate	$399,993	55%	$318,427	54%	$325,199	58%	$303,860	57%	$257,413	57%
Real estate construction	44,816	6%	39,771	7%	34,318	6%	18,946	6%	28,229	6%
Real estate multi family	63,597	9%	53,824	9%	46,143	8%	58,004	8%	36,369	8%
Real estate 1 to 4 family	171,964	23%	128,732	22%	106,903	19%	112,719	19%	86,322	19%
Commercial & industrial	52,033	7%	51,662	9%	48,504	9%	55,564	9%	43,074	9%
Consumer	1,574	0%	1,448	0%	1,650	0%	1,824	1%	2,335	1%
Sub total	733,977	100%	593,864	100%	562,717	100%	550,917	100%	453,742	100%
Net deferred loan fees	(1,260)	0%	(449)	-1%	(495)	0%	(230)	0%	(124)	0%
Total	$732,717	100%	$593,415	100%	$562,222	100%	$550,687	100%	$453,618	100%

Loans that are not guaranteed by the U. S. Government contain some level of risk of principal repayment. Real estate and loans supported by UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment, either from the liquidation of collateral or from the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity against the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. A borrower’s preference and interest rate risk tolerance will generally dictate whether to utilize fixed or variable rate financing. The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2015.

TABLE 9		Maturing
	Maturing	After 1	Maturing
	Within	But Within	After 5
(Dollar amounts in thousands)	1 Year	5 Years	Years	Total
Commercial real estate	$163,262	163,860	72,871	$399,993
Real estate construction	18,293	18,359	8,164	44,816
Real estate multi family	25,958	26,053	11,586	63,597
Real estate 1 to 4 family	70,190	70,446	31,328	171,964
Commercial & industrial	21,239	21,315	9,479	52,033
Consumer	642	645	287	1,574
Sub total	299,584	300,678	133,715	733,977
Net deferred loan fees	(514)	(516)	(230)	(1,260)
Total	$299,070	$300,162	$133,485	$732,717

With predetermined fixed interest rates	$85,365	$85,677	$38,103	$209,145
With floating interest rates	213,705	214,485	95,382	523,572
Total	$299,070	$300,162	$133,485	$732,717
37

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

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2015.

TABLE 10			After		After
	Due		1 Year		5 Years		Due			Maturity
(Dollar amounts	In 1 Year		Through		Through		After		Fair	In	Average
in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury securities	$ ─	─	$5,994	1.53%	$1,006	1.87%	$ ─	─ %	$7,000	1.57	1.57%
Obligations of U. S. Government Agencies	2,018	1.57%	75,099	1.50%	7,492	2.00%	─	─	84,609	1.54	1.54%
Mortgage-backed
securities	─	─	10,214	2.11%	25,671	2.39%	25,778	2.64%	61,663	2.10	2.10%
Obligations of states and political subdivisions	4,444	3.69%	37,625	2.35%	88,590	2.39%	4,531	4.03%	135,190	2.55	2.55%
Corporate debt	5,030	0.00%	28,546	2.18%	7,169	3.25%	─	─	40,745	3.19	2.34%
Total	$11,492	0.00%	$157,478	0.00%	$129,928	0.00%	$30,309	0.00%	$329,207	5.61	2.22%

 The following table shows the securities portfolio mix at December 31, 2015, 2014 and 2013.

TABLE 11	Years Ended December 31,
	2015		2014		2013
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$7,004	$7,000	$3,975	$3,958	$3,069	$3,027
Obligations of U.S. Government Agencies	84,842	84,609	63,090	63,062	73,691	73,319
Mortgage-backed securities	61,579	61,663	78,076	78,417	79,873	77,860
Obligations of states and political subdivisions	132,125	135,190	82,151	84,542	82,526	82,676
Corporate debt	41,045	40,745	34,931	34,902	26,958	27,106
Total	$326,595	$329,207	$262,223	$264,881	$266,117	$263,988

Deposits

During 2015, average deposits were $890,369,000, an increase of $104,888,000 or 13.30% over 2014. During 2014, average deposits were $785,481,000, a decrease of $5,361,000 or 0.68% over 2013. During 2013, average deposits were $790,842,000. The prime lending rate was 3.25% on December 31, 2013, and remained unchanged until December 16, 2015, when it was raised to 3.50%. Deposit interest rates have moved lower in a steady fashion over the last few years. Interest-bearing demand interest rates averaged 0.12% in 2013, 0.08% in 2014, and 0.11% in 2015. Money market deposit costs averaged 0.43% in 2013, 0.37% in 2014, and 0.43% in 2015. Savings rates averaged 0.15% in 2013, 0.10% in 2014 and 0.10% in 2015. Average rates on time certificates of deposit of $100,000 or more were 0.51% in 2013, 0.48% in 2014 and 0.36% in 2015. On certificates under $100,000, average rates were 0.56% in 2013, 0.55% in 2014 and 0.16% in 2015.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2015			2014			2013
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$92,267	0.11%	10.4	$77,613	0.08%	9.9	$76,754	0.12%	9.7
Money market	368,858	0.43%	41.4	326,399	0.37%	41.6	312,608	0.43%	39.5
Savings	75,861	0.10%	8.5	66,695	0.10%	8.5	63,418	0.15%	8.0
Time deposits $100,000 or more	78,842	0.36%	8.9	73,803	0.48%	9.4	102,872	0.51%	13.0
Time deposits under $100,000	33,572	0.16%	3.8	35,940	0.55%	4.6	45,056	0.56%	5.7
Total interest bearing deposits	$649,400	0.00%	72.0	$580,450	0.32%	74.0	$600,708	0.40%	75.9
Demand deposits	240,969	—	27.1	205,031	—	26.0	190,134	—	24.1
Total deposits	$890,369	0.21%	100.0	$785,481	0.24%	100.0	$790,842	0.30%	100.0

The following table indicates the maturity schedule of time deposits of $250,000 or more:

TABLE 13
Analysis of Time Deposits $250,000 or more at December 31, 2015
(Dollar amounts in thousands)
		Over Three	Over Six	Over
Total Deposits of	Three Months	To Six	To Twelve	Twelve
$250,000 Or More	Or Less	Months	Months	Months
$50,988	$9,180	$23,226	$8,256	$10,326

Capital

The increases in retained earnings were primarily attributable to retention of net income in 2015, and to retention of income less cash dividends on preferred stock of $170,000 in 2014 and $567,000 in 2013; and cash dividends declared on common stock of $2,447,000 in 2015, $1,780,000 in 2014 and $1,452,000 in 2013. During 2013, 25% or $3,150,000 of the Series C Preferred Stock was redeemed, with the remaining amount redeemed on January 23, 2014.

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

Tables 14

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2015	January 1, 2019	January 1, 2015
Common Equity
Tier 1 Capital	12.79%	11.15%	4.50%	7.00%	6.50%
Tier 1 Capital	12.79%	11.15%	6.00%	8.50%	8.00%
Total Capital	13.39%	11.88%	8.00%	10.50%	10.00%
Leverage ratio	8.06%	6.99%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

December 31, 2014						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total risk-based capital (to risk weighted assets)
Consolidated Company	$102,452	14.60%	$56,138	≥	8.00%	$70,685	≥	n/a
Bank	$106,876	15.24%	$58,723	≥	8.00%	$70,129	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$93,603	13.34%	$28,067	≥	4.00%	$42,405	≥	n/a
Bank	$98,097	13.99%	$29,481	≥	4.00%	$42,072	≥	6.00%

Tier 1 leverage capital (to total average assets) Consolidated Company	$93,603	10.30%	$36,351	≥	4.00%	$45,457	≥	n/a
Bank	$98,097	10.79%	$36,366	≥	4.00%	$45,457	≥	5.00%

Liquidity

The Company’s primary source of liquidity on a stand-alone basis (see the discussion under “Limitation on Dividends”) is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-“Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent bank accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2015, the Company’s primary liquidity was 30.39%, compared to 30.82% in 2014, and compared to 31.79% in 2013. Total liquid assets were $341,726,000 in 2015, $282,643,000 in 2014 and $283,538,000 in 2013. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 71% of average total liabilities of $909,814,000 for the year ended December 31, 2015, 58% of average total liabilities of $810,595,000 for the year ended December 31, 2014, and 79% of average total liabilities of $810,659,000 for the year ended December 31, 2013.

As of December 31, 2015, the Company had contractual obligations and other commercial commitments totaling approximately $171,566,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2015. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. For additional information, please see the Consolidated Statements of Cash Flows, in Item 8 of this Form 10-K.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$4,308	$1,125	$1,673	$606	$904
Salary Continuation Agreements	5,028	255	457	420	3,896
Total Contractual Cash Obligations	$9,336	$1,380	$2,130	$1,026	$4,800

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$98,396	$67,094	$11,475	$17,140	2,687
Standby Letters of Credit	5,830	5,830	—	—	—
Other Commercial Commitments	63,028	54,108	8,919	1	—
Total Commercial Commitments	$167,254	$127,032	$20,394	$17,141	$2,687

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The prime lending rate was 3.25% at the end of 2009. On December 16, 2015, the prime lending rate was raised to 3.50%. The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. By developing objectives, goals and strategies designed to enhance profitability and performance, management is also able to manage the Bank’s interest rate exposure.

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

The primary source of liability liquidity is the Bank’s depository customer base. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of eligible total assets, and a Federal Reserve Bank of San Francisco borrowing facility of approximately $54,000,000. Management believes the Company’s liquidity sources at December 31, 2015 are adequate to meet its operating needs in 2016 and into the foreseeable future.

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

The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will usually experience above average growth in assets, loans and deposits. Also, increases in the price of goods and services will result in increased operating expenses. The following table includes key ratios, including returns on average assets and equity for the Company.

TABLE 16	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2015	2014	2013
Return on average assets	0.81%	1.02%	0.76%
Return on average equity	8.15%	10.16%	7.38%
Dividend payout ratio (accrual basis)	29.85%	19.27%	21.13%
Average equity to assets ratio	9.96%	10.09%	10.31%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2015, using current discount rates, and an estimate of net interest income for 2016 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2015 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2015 and net interest income for 2016 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
Available for Sale securities	At December 31, 2015

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$18,333	$14,262	$2,612	$(19,942)	$(22,209)
Change from current	$15,721	$11,650		$(12,554)	$(24,821)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2015

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$37,623	$37,181	$36,685	$35,411	$34,517
Change from current	$938	$496		$(1,274)	$(2,168)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unmodified opinion, as stated in their report which appears on the following page.

Dated: March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary, (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, FNB Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Sacramento, California
March 15, 2016

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollar amounts in thousands)	2015	2014

ASSETS
Cash and due from banks	$12,314	$14,978
Interest-bearing time deposits with financial institutions	205	2,784
Securities available-for-sale, at fair value	329,207	264,881
Other equity securities	6,748	5,769
Loans, net of deferred loan fees and allowance for loan losses of $9,970 and $9,700 on December 31, 2015 and December 31, 2014	722,747	583,715
Bank premises, equipment, and leasehold improvements, net	10,202	10,951
Bank owned life insurance	15,845	12,510
Accrued interest receivable	4,511	3,725
Other real estate owned, net	1,026	763
Goodwill	4,580	1,841
Prepaid expenses	997	1,045
Other assets	15,967	14,202
Total assets	$1,124,349	$917,164

Liabilities & Stockholders’ Equity

Deposits
Demand, noninterest bearing	$263,822	$202,811
Demand, interest bearing	102,304	89,548
Savings and money market	491,633	394,676
Time	125,430	105,159
Total deposits	983,189	792,194

Federal Home Loan Bank advances	17,000	9,000
Note payable	4,950	5,550
Accrued expenses and other liabilities	15,048	13,332
Total liabilities	1,020,187	820,076

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,541,680 shares at December 31, 2015 and 4,472,271 shares at December 31, 2014	74,805	66,791
Retained earnings	27,816	28,729
Accumulated other comprehensive earnings, net of tax	1,541	1,568
Total stockholders’ equity	104,162	97,088
Total liabilities and stockholders’ equity	$1,124,349	$917,164

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2015, 2014 and 2013

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2015	2014	2013
Interest income:
Interest and fees on loans	$33,235	$31,355	$31,937
Interest and dividends on taxable securities	3,554	3,464	3,283
Interest on tax-exempt securities	2,454	1,959	2,013
Interest on deposits with other financial institutions	39	81	156
Total interest income	39,282	36,859	37,389
Interest expense:
Interest on deposits	2,359	1,884	2,376
Interest on FHLB advances	9	17	19
Interest on note payable	229	192	—
Total interest expense	2,597	2,093	2,395
Net interest income	36,685	34,766	34,994
(Recovery of) provision for loan losses	(305)	(1,020)	1,385
Net interest income after (recovery of) provision for loan losses	36,990	35,786	33,609
Noninterest income:
Service charges	2,501	2,548	2,630
Gain on sale of premises	—	2,085	—
Net gain on sale of available-for-sale securities	339	138	324
Earnings on bank-owned life insurance	364	359	366
Break-up fee from terminated definitive agreement	—	500	—
Other income	1,292	959	863
Total noninterest income	4,496	6,589	4,183
Noninterest expense:
Salaries and employee benefits	18,523	16,731	17,156
Occupancy expense	2,517	2,773	3,166
Equipment expense	1,926	1,624	1,549
Professional fees	1,471	1,845	1,661
FDIC assessment	600	655	720
Telephone, postage, supplies	1,074	1,250	1,220
Advertising expense	500	414	458
Data processing expense	1,076	572	616
Low income housing expense	283	439	438
Surety insurance	381	278	265
Director expense	288	252	252
Gain on sale of other real estate owned	—	(220)	(96)
Loss on impairment of other real estate owned	—	—	69
Other real estate owned expense	4	87	249
Other expense	1,282	1,168	1,305
Total noninterest expense	29,925	27,868	29,028
Earnings before provision for income taxes	11,561	14,507	8,764
Provision for income taxes	3,364	5,098	1,325
Net earnings	8,197	9,409	7,439
Dividends and discount accretion on preferred stock	—	170	567
Net earnings available to common stockholders	$8,197	$9,239	$6,872

Earnings per share available to common stockholders:
Basic	$1.82	$2.08	$1.58
Diluted	$1.77	$2.02	$1.55
Weighted average shares outstanding:
Basic	4,516	4,444	4,339
Diluted	4,644	4,585	4,436

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollar amounts in thousands)	Twelve months ended
	December 31,
	2015	2014	2013
Net earnings	$8,197	$9,409	$7,439
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities net of tax (expense) benefit of $ (120), $(2,020), and $3,560.	173	2,905	(4,933)
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax expense of $139, $57 and $133	(200)	(81)	(191)
Total other comprehensive (loss) earnings	(27)	2,824	(5,124)
Total comprehensive earnings	$8,170	$12,233	$2,315

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Years ended December 31, 2015, 2014 and 2013

					Accumulated
					other
(Shares and dollar amounts in thousands)			Preferred		compre-
			stock		hensive
	Common stock		series	Retained	earnings
	Shares	Amount	C	earnings	(loss)	Total
Balance at December 31, 2012	3,699	$52,610	$12,600	$26,280	$3,868	$95,358
Redemption of preferred stock		—	(3,150)	—	—	(3,150)
Net earnings		—	—	7,439	—	7,439
Other comprehensive losses		—	—	—	(5,124)	(5,124)
Dividends on preferred stock		—	—	(567)	—	(567)
Dividends on common stock		—	—	(1,452)	—	(1,452)
Cash in lieu of fractional shares		—	—	(4)	—	(4)
Stock dividend of 5%	189	4,958	—	(4,958)	—	—
Stock options exercised net of
shares tendered	91	1,067				1,067
Tax benefit-options exercised		354	—	—	—	354
Stock-based compensation expense		328	—	—	—	328
Balance at December 31, 2013	3,979	59,317	9,450	26,738	(1,256)	94,249
Redemption of preferred stock		—	(9,450)	—	—	(9,450)
Net earnings		—	—	9,409	—	9,409
Other comprehensive earnings		—	—	—	2,824	2,824
Dividends on preferred stock		—	—	(170)	—	(170)
Cash dividends declared on common stock		—	—	(1,780)	—	(1,780)
Stock dividend of 5%	202	5,468	—	(5,468)	—	—
Stock options exercised net of
shares tendered	78	1,216				1,216
Tax benefit-options exercised		483	—		—	483
Stock-based compensation expense		307	—	—	—	307
Balance at December 31, 2014	4,259	66,791	—	28,729	1,568	97,088
Net earnings		—	—	8,197	—	8,197
Other comprehensive losses		—	—	—	(27)	(27)
Cash dividends declared on common stock		—	—	(2,447)	—	(2,447)
Stock dividend of 5%	216	6,663		(6,663)	—	—
Stock options exercised, net of
shares tendered	67	924				924
Stock based compensation expense		427	—	—	—	427
Balance at December 31, 2015	4,542	$74,805	$—	$27,816	$1,541	$104,162

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$8,197	$9,409	$7,439

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,458	3,479	3,708
Gain on sale of securities available-for-sale	(339)	(138)	(324)
Gain on sale of premises	—	(2,085)	—
Gain on sale of other real estate owned	—	(220)	(96)
Loss on impairment of other real estate owned	—	—	69
Stock-based compensation expense	427	307	328
Earnings on bank owned life insurance	(364)	(359)	(366)
(Recovery of) provision for loan losses	(305)	(1,020)	1,385
Deferred tax expense (benefit)	(886)	1,131	341
Change in net deferred loan fees	(133)	(46)	265
Decrease (Increase) in accrued interest receivable	(473)	83	(48)
Decrease (increase) in prepaid expense	1,856	(344)	671
Decrease (increase) other assets	1,852	(2,877)	(632)
Increase in accrued expenses and other liabilities	(2,414)	3,780	1,818
Net cash provided by operating activities	10,876	11,100	14,558

Cash flows from investing activities:
Proceeds from matured/called/sold securities available-for-sale	50,247	41,699	53,392
Purchases of securities available-for-sale	(116,640)	(39,953)	(93,256)
(Purchases) redemptions of other equity securities	(300)	(469)	164
Acquisition, net of cash paid	(10,855)	—	—
Maturities of time deposits of other banks	2,789	2,759	7,673
Net increase in loans	(45,625)	(26,906)	(12,380)
Increase in bank-owned life insurance	—	—	—
Proceeds from sale of other real estate owned	—	1,461	1,384
Net investment in other real estate owned	(263)	(86)	(25)
Proceeds from sales of bank premises, equipment, and leasehold improvements	—	3,097	15
Purchases of bank premises, equipment, and leasehold improvements	(287)	(645)	(1,068)
Net cash used in investing activities	(120,934)	(19,043)	(44,101)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands)
	2015	2014	2013
Cash flows from financing activities:
Net increase in demand and savings deposits	$107,422	$37,572	$52,177
Net decrease in time deposits	(6,553)	(18,993)	(46,914)
Net advances (repayment) of FHLB borrowings	8,000	(6,000)	13,780
Proceeds from issuance of note payable	—	6,000	—
Principal repayment on note payable	(600)	(450)	—
Cash dividends paid on common stock	(1,786)	(1,294)	(1,054)
Cash in lieu of fractional shares	(13)	—	(4)
Exercise of stock options	924	1,216	1,067
Excess tax benefit from exercised stock options	—	483	354
Redemption of preferred stock series C	—	(9,450)	(3,150)
Cash dividends paid on preferred stock series C	—	(170)	(567)
Net cash provided by financing activities	107,394	8,914	15,689
Net increase (decrease) in cash and cash equivalents	(2,664)	971	(13,854)
Cash and cash equivalents at beginning of year	14,978	14,007	27,861
Cash and cash equivalents at end of year	$12,314	$14,978	$14,007

Additional cash flow information:
Interest paid	$2,543	$2,135	$2,519
Income taxes paid	4,737	2,590	1,235

Non-cash investing and financing activities:
Accrued dividends	648	486	398
Change in fair value of available-for-sale securities, net of tax effect	(27)	2,824	(5,124)
Loans transferred to other real estate owned	—	—	—
Loans to finance sales of other real estate owned	—	3,400	—
Stock dividends of 5%	6,663	5,468	4,958

Acquisition:
Fair value of assets acquired	115,127	—	—
Fair value of liabilities assumed	93,627	—	—

See accompanying notes to consolidated financial statements.

FNB Bancorp and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are restricted balances at the Federal Reserve Bank of San Francisco which relate to a minimum cash reserve requirement of approximately $2,186,000 and $1,189,000 at December 31, 2015 and 2014, respectively.

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

The Company did not have any investments in the held-to-maturity portfolio at December 31, 2015 or 2014. Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

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

December 31, 2015, 2014 and 2013

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

All derivatives contracts and instruments are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2015 or 2014.

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

December 31, 2015, 2014 and 2013

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2015. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2015 and found no impairment.

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

On October 22, 2015, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend which resulted in approximately 216,000 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 28, 2015. The earnings per share data for all periods presented have been adjusted for stock dividends. However, the Consolidated Statement of Changes in Stockholders’ Equity shows the historical roll forward of stock options declared.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(l)	Other Income

Other income includes the following major items:

(Dollar amounts in thousands)	2015	2014	2013
Dividend income-other equity securities	$651	$398	$262
Rental income-other real estate owned	144	199	249
All other items	497	362	352
Total other income	$1,292	$959	$863
(m)	Other Expense

Other expense includes the following major items:

(Dollar amounts in thousands)	2015	2014	2013
Dues and memberships	$125	$115	$109
Real estate appraisals	75	64	129
Training and seminars	66	63	86
Amortization of deposit premium	82	60	68
Mastercard	96	101	98
Dunbar courier fees	113	129	113
OCC Assessment	238	221	215
All other items	487	415	487
	$1,282	$1,168	$1,305
(n)	Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the utilization of the asset is in doubt. During 2013, the Company recorded a reversal of the deferred tax asset valuation allowance of $934,000 for tax credit carry-forwards from the Bank’s investment in low income housing real estate partnerships. As changes in tax laws or rates are enacted, or as significant changes are made in financial projections, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company had no unrecognized tax benefits as of December 31, 2015, and $718,000 as of December 31, 2014, respectively. These unrecognized tax benefits are related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The Bank is currently being audited by the Franchise Tax Board for the years ended December 31, 2005 through 2008, and the outcome of these audits is uncertain.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015 and 2014, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

At December 31, 2015, the Bank had a $2,067,000 investment in five partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.

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

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in the fourth quarter of 2014, and prior per share amounts have been adjusted to reflect the 5% stock dividend. There was also a 5% stock dividend declared in December 2015, and prior per share amounts have been adjusted to reflect the 5% stock dividend.

(Number of shares in thousands)	2015	2014	2013
Weighted average common shares outstanding-used in computing basic earnings per share	4,516	4,444	4,339
Dilutive effect of stock options outstanding, using the treasury stock method	128	141	97
Shares used in computing diluted earnings per share	4,644	4,585	4,436
Anti-dilutive options not included	106	71	179
60

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(p)	Stock Option Plans

Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense on the consolidated statements of earnings for the three years ended December 31, 2015, 2014 and 2013. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

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

The Bank maintains a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco. Under this line, the Bank may borrow on a short term or a long term (over one year) basis at the then stated interest rate. FHLB advances are recorded and carried at their historical cost. FHLB advances are not transferable and may contain prepayment penalties. In addition to the collateral pledged, the Company is required to hold prescribed amounts of FHLB stock that vary with the usage of FHLB borrowings.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides “guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.” It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual and interim reports beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the accounting for Measurement - Period Adjustments. GAAP requires that during the amendment period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that , if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this Update eliminate the requirement to retrospectively account for these adjustments. These amendments in this Update are effective for fiscal years beginning after December 15, 2015.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - overall (subtopic 825-10) Recognition and Measurements of Financial Assets and Financial Liabilities. Before the global financial crisis that began in 2008, both the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) began a joint project to improve and to achieve convergence of their respective standards on the accounting for financial instruments. The global economic crisis further highlighted the need for improvement in the accounting models for financial instruments in today’s complex economic environment. The main objective in developing this Update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public business entities, the amendments in this Update address certain aspects of recognition measurement. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within these fiscal years. The adoption of this Update is not expected to have a material impact on the company’s Consolidated Financial Statements..

In February, 2016 FASB issued ASU 2016-2, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842 Leases. This update, along with IFRS Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The adoption of this Update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(2)	Acquisition

FNB Bancorp acquired all of the assets and liabilities of America California Bank on September 4, 2015, using the acquisition method of accounting for cash consideration of $21,500,000, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from the date of the acquisition. On the date of the acquisition, the fair value of the assets acquired and the liabilities assumed were as follows:

America
California
Bank
September 4,
(In thousands)	2015
Assets acquired:
Cash and due from banks, net of cash paid	$10,855
Loans	92,962
Premises and equipment, net	62
Bank owned life insurance	2,971
Goodwill	2,739
Core deposit intangible	727
Other assets	4,803
Total assets acquired	$115,119

Liabilities assumed:
Noninterest-bearing deposits	$14,500
Interest-bearing deposits	75,626
Other liabilities	3,493
Total liabilities assumed:	$93,619
Merger consideration (all cash)	$21,500
63

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

America
California
Bank
September 4,
(Dollars in thousands)	2015
Book value of net assets acquired from
America California Bank	$18,138

Fair value adjustments:
Loans	2,171
Core deposit intangible asset	727
Time deposits	(243)
Other liabilities	(1,732)
Total purchase accounting adjustments	19,061

Deferred tax liabilities	(300)
Fair value of net assets
acquired from America California Bank	$18,761

Merger consideration	$21,500
Less fair value of net assets acquired	(18,761)
Goodwill	$2,739

As a result of this acquisition, the Company recorded $2.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill reflects the expected value created through the combination of the Company and the acquired company. The entire amount of recorded goodwill in the America California Bank acquisition is expected to be deductible. In the case of the America California Bank acquisition, the Company gains greater customer relationships to the Asian community in San Francisco, we can increase the borrowing to loan customers due to higher loan borrower concentration limits, and we leverage our capital to help improve our return on equity. At December 31, 2015 and 2014, management determined that the market value of our Company exceeded our carrying value, therefore there was no goodwill impairment. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date:

Loans

As discussed in Note 1, the fair values of acquired loans are derived from the present values of the expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, probability of default and expected prepayment, probability of default and expected loss given default, and principal recovery. All loans acquired in the America California Bank acquisition were performing loans. All contractual cash flows are expected to be collected.

Prepayment rates were applied to the principal outstanding based on the type of loan acquired. Prepayments were based on a constant prepayment rate (“CPR”) applied over the life of the loan. The Company used a CPR of between 6% and 24%, depending on the characteristics of the loan acquired.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Non-credit-impaired loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate to the expected cash flows. Aggregation factors, considered included in the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing.

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits

						2021
						and
In thousands	2016	2017	2018	2019	2020	later	Total
Core deposit intangible amortization	$193	$157	$103	$66	$45	$101	$665

Pro Forma Results of Operations

The contribution of the acquired operations of America California Bank to our results of operation for the period September 5, 2015 to December 31, 2015 is as follows: interest income of $1,889,000, interest expense of $152,000, non-interest income of $58,000, non-interest expense of $551,018, and income before taxes of $1,244,000. These amounts include acquisition-related costs, accretion or amortization of the discount or premium on the acquired loans, amortization of the fair value markup on time deposits, and core deposit intangible amortization. America California Bank’s results of operations prior to the acquisition date are not included in our operating results for 2015.

The following table presents America California Bank’s revenue and earnings included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2015, 2014 and 2013 on a pro forma basis as if the acquisition date had been December 31 in the year before the pro forma year presented. This pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods.

Pro Forma Revenue and Earnings		Net
(in thousands)	Revenue	Earnings
Actual from September 5, 2015 to December 31, 2015 of America California Bank only	$1,889	$734

2015 supplemental pro forma of the combined entity for the year ended December 31, 2015	42,749	9,458

2014 Supplemental pro forma of the combined entity for the year ended December 31, 2014	44,812	11,404

2013 Supplemental pro forma of the combined entity for the year ended December 31, 2013	42,634	9,434

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third party acquisition related expenses in the consolidated statement of comprehensive income during 2015 as follows:

December 31,
(in thousands)	2015

Data processing expense	$515
Occupancy expense	342
Surety insurance	35
Equipment expense	2
Total	$894

(3)	Restricted Cash Balance

Cash and due from banks includes balances with the Federal Reserve Bank of San Francisco (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2015 and 2014, the Bank maintained deposits in excess of the FRB reserve requirement, which was $2,186,000 and $1,189,000, respectively.

(4)	Securities Available-for-Sale

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2015:
U.S. Treasury securities	$7,004	$14	$(18)	$7,000
Obligations of U.S. government agencies	84,842	168	(401)	84,609
Mortgage-backed securities	61,579	641	(557)	61,663
Obligations of states and political subdivisions	132,125	3,148	(83)	135,190
Corporate debt	41,045	50	(350)	40,745
	$326,595	$4,021	$(1,409)	$329,207

December 31, 2014:
U.S. Treasury securities	$3,975	$12	$(29)	$3,958
Obligations of U.S. government agencies	63,090	270	(298)	63,062
Mortgage-backed securities	78,076	1,002	(661)	78,417
Obligations of states and political subdivisions	82,151	2,534	(143)	84,542
Corporate debt	34,931	176	(205)	34,902
	$262,223	$3,994	$(1,336)	$264,881

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2015:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$5,042	$-18	$—	$—	$5,042	$(18)
Obligations of U.S. government agencies	55,382	(338)	4,976	(62)	60,358	(401)
Mortgage-backed securities	19,458	(193)	16,714	(365)	36,172	(557)
Obligations of states and political subdivisions	14,988	(74)	1,856	(10)	16,844	(83)
Corporate debt	27,130	(300)	4,449	(50)	31,579	(350)
Total	$122,000	$(923)	$27,995	$(487)	$149,995	$(1,409)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2014:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$—	$—	$2,015	$(29)	$2,015	$(29)
Obligations of U.S. government agencies	13,178	(43)	19,116	(255)	32,294	(298)
Mortgage-backed securities	5,056	(10)	36,382	(651)	41,438	(661)
Obligations of states and political subdivisions	8,678	(49)	5,696	(94)	14,374	(143)
Corporate debt	18,065	(125)	4,919	(80)	22,984	(205)
Total	$44,977	$(227)	$68,128	$(1,109)	$113,105	$(1,336)

At December 31, 2015, there were 16 securities in an unrealized loss position for greater than 12 consecutive months, and 76 securities in an unrealized loss position for under 12 months. At December 31, 2014, there were 48 securities in an unrealized loss position for greater than 12 consecutive months, and 36 securities in an unrealized loss position for under 12 months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2015 and 2014. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

The amortized cost and fair value of debt securities as of December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$11,430	$11,492
Due after one through five years	157,013	157,478
Due after five years through ten years	128,040	129,928
Due after ten years	30,112	30,309
	$326,595	$329,207

At December 31, 2015 and 2014, securities with an amortized cost of $101,900,000 and $77,808,000, and fair value of $102,336,000 and $78,617,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

The following table summarizes Other Equity Securities Outstanding:

(Dollar amounts in thousands)	December 31,	December 31,
Equity Securities	2015	2014
Federal Home Loan Bank stock	$5,164	$4,258
Federal Reserve Bank	1,261	1,260
Pacific Coast Bankers Bank Stock	145	145
Texas Independent Bank Stock	174	106
Community Bank of the Bay Stock	4	—
Totals	6,748	5,769

As of December 31, 2015 and 2014, the Bank had investments in FRB of $1,261,000 and $1,260,000, respectively, also carried among other equity securities. These investments are carried at cost, and evaluated periodically for impairment. Federal Home Loan Bank and FRB stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(5)	Loans

Loans are summarized as follows at December 31:

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2015
Commercial real estate	$314,141	$84,548	$1,304	$399,993
Real estate construction	38,909	5,907	—	44,816
Real estate multi-family	47,607	15,990	—	63,597
Real estate 1 to 4 family	153,872	18,092	—	171,964
Commercial & industrial	39,894	12,139	—	52,033
Consumer loans	1,574	—	—	1,574
Gross loans	595,997	136,676	1,304	733,977
Net deferred loan fees	(1,260)	—	—	(1,260)
Allowance for loan losses	(9,970)	—	—	(9,970)
Net loans	$584,767	$136,676	$1,304	$722,747

				Total
	FNB			Balance
	Bancorp			December 31
(Dollar amounts in thousands)	Originated	PNCI	PCI	2014
Commercial real estate	$285,252	$31,852	$1,323	$318,427
Real estate construction	37,827	1,944	—	39,771
Real estate multi-family	43,379	10,445	—	53,824
Real estate 1 to 4 family	123,522	5,210	—	128,732
Commercial & industrial	42,551	9,111	—	51,662
Consumer loans	1,448	—	—	1,448
Gross loans	533,979	58,562	1,323	593,864
Net deferred loan fees	(449)	—	—	(449)
Allowance for loan losses	(9,700)	—	—	(9,700)
Net loans	$523,830	$58,562	$1,323	$583,715

PNCI means purchased, not credit impaired. PCI means purchased, credit impaired.

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows. The following tables include originated and purchased non-credit impaired loans.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Allowance for Credit Losses

As of and For the Year Ended December 31, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(36)	(81)
Recoveries	576	—	—	15	60	5	656
(Recovery of) provision for loan losses	(66)	(260)	37	241	(280)	23	(305)
Ending balance	$6,059	$589	$243	$2,176	$853	$50	$9,970

Ending balance: individually evaluated for impairment	$96	$—	$—	$479	$182	$—	$757
Ending balance: collectively evaluated for impairment	$5,963	$589	$243	$1,697	$671	$50	$9,213
70

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Allowance for Credit Losses

As of and For the Year Ended December 31, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	(83)	(183)	—	(62)	(28)	(26)	(382)
Recoveries	1,062	—	—	3	154	4	1,223
(Recovery) of/provision for loan losses	(1,193)	298	(87)	236	(290)	16	(1,020)
Ending balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700

Ending balance: individually evaluated for impairment	$101	$—	$—	$432	$225	$8	$766
Ending balance: collectively evaluated for impairment	$5,448	$849	$206	$1,533	$848	$50	$8,934
71

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Recorded Investment in Loans at December 31, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$399,993	$44,816	$63,597	$171,964	$52,033	$1,574	$733,977

Ending balance: individually evaluated for impairment	$11,292	$2,154	$—	$4,218	$1,782	$—	$19,446

Ending balance: collectively evaluated for impairment	$388,701	$42,662	$63,597	$167,746	$50,251	$1,574	$714,531

	Recorded Investment in Loans at December 31, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$318,427	$39,771	$53,824	$128,732	$51,662	$1,448	$593,864

Ending balance: individually evaluated for impairment	$9,530	$2,373	$—	$4,333	$2,315	$64	$18,615

Ending balance: collectively evaluated for impairment	$308,897	$37,398	$53,824	$124,399	$49,347	$1,384	$575,249

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Allowance for Credit Losses

As of and For the Year Ended December 31, 2013

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$4,812	$857	$—	$1,516	$1,875	$64	$9,124
Charge-offs	(262)	(81)	—	(385)	(57)	(7)	(792)
Recoveries	35	50	—	3	73	1	162
(Recovery of) provision for loan losses	1,178	(92)	293	654	(654)	6	6
Ending balance	$5,763	$734	$293	$1,788	$1,237	$64	$8,494

Ending balance: individually evaluated for impairment	$165	$—	$—	$254	$176	$—	$595

Ending balance: collectively evaluated for impairment	$5,598	$734	$293	$1,534	$1,061	$64	$9,284

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Impaired Loans
	As of and for the year ended December 31, 2015
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,169	$9,271	$—	8,379	$282
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	457	457	—	460	36
Commercial and industrial	524	524	—	731	27
Consumer	—	—	—	—	—
Total	11,304	12,589	—	11,834	475

With an allowance recorded
Commercial real estate	$2,634	$2,638	$96	$2,664	$160
Residential- 1 to 4 family	3,761	3,782	479	3,786	149
Commercial and industrial	1,258	1,497	182	1,484	7
Consumer	—	—	—	—	—
Total	7,653	7,917	757	7,934	316

Total
Commercial real estate	$10,803	$11,909	$96	$11,043	$442
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	4,218	4,239	479	4,246	185
Commercial and industrial	1,782	2,021	182	2,215	34
Consumer	—	—	—	—	—
Grand total	$18,957	$20,506	$757	$19,768	$791

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Impaired Loans
	As of and for the year ended December 31, 2013
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$12,397	$13,535	$—	$11,445	$565
Commercial real estate construction	—	—	—	—	—
Real estate multi family	375	375	—	384	25
Residential- 1 to 4 family	1,163	1,284	—	1,009	37
Commercial and industrial	1,059	1,232	—	1,204	66
Consumer
Total	14,994	16,426	—	14,042	693

With an allowance recorded
Commercial real estate	$5,577	$5,588	$165	$4,972	$254
Commercial real estate construction	189	196	—	198	18
Real estate multi family	—	—	—	—	—
Residential- 1 to 4 family	2,914	2,923	254	2,989	115
Commercial and industrial	1,438	1,871	176	1,710	15
Consumer	—	—	—	—	—
Total	10,118	10,578	595	9,869	402

Total
Commercial real estate	$17,974	$19,123	$165	$16,417	$819
Commercial real estate construction	189	196	—	198	18
Real estate multi family	375	375	—	384	25
Residential - 1 to 4 family	4,077	4,207	254	3,998	152
Commercial and industrial	2,497	3,103	176	2,914	81
Consumer	—	—	—	—	—
Grand total	$25,112	$27,004	$595	$23,911	$1,095

There has been no additional impairment recognized on previous credit impairment loans subsequent to acquisition. Nonaccrual loans totaled $7,915,000 and $5,648,000 as of December 31, 2015 and 2014. Not all impaired loans are in a nonaccrual status. The majority of the difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	December 31,	December 31,
	2015	2014
Commercial real estate	$6,021	$2,111
Real estate 1 to 4 family	636	1,181
Commercial & industrial	1,258	2,292
Consumer	—	64
Total	$7,915	$5,648

Interest income on impaired loans of $791,000, $982,000 and $1,095,000 was recognized based upon cash payments received in 2015, 2014, and 2013, respectively. The amount of interest on impaired loans not collected in 2015, 2014 and 2013, was $460,000, $91,000 and $79,000, respectively. The cumulative amount of unpaid interest on impaired loans was $3,405,000, $2,944,000 and $2,854,000 at December 31, 2015, 2014 and 2013, respectively.

The following is a summary of the principal amounts outstanding for troubled debt restructurings added during the years ended December 31, 2015, 2014 and 2013.

Modifications
For the Year Ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)

Real estate 1 to 4 family	1	$472	$472
Total	1	$472	$472

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

During the years ended December 31, 2015, 2014 and 2013, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following is a summary of the principal amounts outstanding for troubled debt restructurings at December 31, 2015 and 2014.

	Total troubled debt restructurings outstanding at year end
(dollars in thousands)	December 31, 2015			December 31, 2014
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$4,775	$—	$4,775	$7,407	$2,091	$9,498
Real Estate construction	1,283	—	1,283	1,304	—	1,304
Real estate 1 to 4 family	3,583	2,060	5,643	3,153	508	3,661
Commercial & industrial	524	1,043	1,567	294	1,760	2,054
Total	$10,165	$3,103	$13,268	$12,158	$4,359	$16,517

Nonaccrual loans are included among loans that are over 90 days past due. At December 31, 2015 and 2014, there were no loans past due greater than 90 days and still accruing interest.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Age Analysis of Past Due Loans
	As of December 31, 2015
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,541	$—	$—	$1,541	$312,600	$314,141
Real estate construction	706	725	—	1431	37,478	38,909
Real estate multi family	—	—	—	—	47,607	47,607
Real estate 1 to 4 family	1,363	737	71	2,171	151,701	153,872
Commercial & industrial	—	—	1,258	1,258	38,636	39,894
Consumer	—	—	—	—	1,574	1,574
Total	$3,610	$1,462	$1,329	$6,401	$589,596	$595,997

Purchased
Not credit impaired
Commercial real estate	$—	$—	$3,810	$—	$84,548	$84,548
Real estate construction	—	—	—	—	5,907	5,907
Real estate multi-family	—	—	—	—	15,990	15,990
Real estate 1 to 4 family	175	—	—	175	17,917	18,092
Commercial & industrial	70	—	—	70	12,069	12,139
Total	$245	$—	$3,810	$245	$136,431	$136,676

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,304	$1,304
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,304	$1,304

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Age Analysis of Past Due Loans
	As of December 31, 2014
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$8	$879	$—	$887	$284,365	$285,252
Real estate construction	—	708	—	708	37,119	37,827
Real estate multi family	3,575	—	—	3,575	39,804	43,379
Real estate 1 to 4 family	330	200	1,112	1,642	121,880	123,522
Commercial & industrial	775	73	1,710	2,558	39,993	42,551
Consumer	—	—	64	64	1,384	1,448
Total	$4,688	$1,860	$2,886	$9,434	$524,545	$533,979

Purchased
Not credit impaired
Commercial real estate	$—	$—	$—	$—	$31,852	$31,852
Real estate construction	—	—	—	—	1,944	1,944
Real estate multi-family	—	—	—	—	10,445	10,445
Real estate 1 to 4 family	—	400	—	400	4,810	5,210
Commercial & industrial	—	—	—	—	9,111	9,111
Total	$—	$400	$—	$400	$58,162	$58,562

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,323	$1,323
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,323	$1,323

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	Credit Quality Indicators
	As of December 31, 2015

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$308,164	$1,857	$4,120	$—	$314,141
Real estate construction	37,850	—	1,059	—	38,909
Real estate multi-family	47,607	—	—	—	47,607
Real estate 1 to 4 family	153,285	—	587	—	153,872
Commercial & industrial	39,287	—	451	156	39,894
Consumer loans	1,574	—	—	—	1,574
Totals	$587,767	$1,857	$6,217	$156	$595,997

Purchased
Not credit impaired
Commercial real estate	$68,936	$3,455	$12,145	$12	$84,548
Real estate construction	5,907	—	—	—	5,907
Real estate multi-family	15,990	—	—	—	15,990
Real estate 1 to 4 family	18,092	—	—	—	18,092
Commercial & industrial	12,044	—	95	—	12,139
Total	$120,969	$3,455	$12,240	$12	$136,676

Purchased
Credit impaired
Commercial real estate					$1,304
Total					$1,304

Purchased credit impaired loans are not included in the Company’s risk-rated methodology.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(6)	Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows:

	Year ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
Beginning foreclosed asset balance, net	$763	$5,318	$6,650
Additions/transfers from loans	263	86	25
Disposition/sales	—	(4,641)	(1,288)
Valuation adjustments	—	—	(69)
Ending foreclosed asset balance, net	$1,026	$763	$5,318
Ending valuation allowance	$—	$—	$(122)
Ending number of foreclosed properties	1	1	4
Proceeds from sale of foreclosed properties	$—	$1,461	$1,384
Loans to finance sale of foreclosed properties	$—	3,400	—
Gain on sale of foreclosed properties	$—	$220	$96
(7)	Related Party Transactions

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

(Dollar amounts in thousands)	2015	2014
Balance, beginning of year	$9,075	$11,082
Additions	1,602	6,041
Repayments	(6,689)	(8,048)
Balance, end of year	$3,988	$9,075

	2015	2014
Related party deposits	$4,441	$7,035

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(8)	Bank Premises, Equipment, and Leasehold Improvements

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2015	2014
Buildings	$9,885	$9,856
Equipment & furniture	8,785	8,934
Leasehold improvements	1,496	1,496
	20,166	20,286
Accumulated depreciation and amortization	(14,663)	(14,010)
	5,503	6,276
Land	4,699	4,675
	$10,202	$10,951

Depreciation and amortization expense for the years ended December 31, 2015, 2014, and 2013 was $1,098,000, $1,194,000 and $1,250,000, respectively.

(9)	Deposits

The aggregate amount of time certificates, each with a minimum denomination of $250,000 or more, was $50,988,000 and $41,157,000 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)
Year ending December 31:	Under	$250,000
	$250,000	or more	Total
2016	$52,518	$40,662	$93,180
2017	13,229	8,749	21,978
2018	7,166	714	7,880
2019	1,341	863	2,204
2020	188	—	188
	$74,442	$50,988	$125,430

(10)	Federal Home Loan Bank Advances

As of December 31, 2015, there were $17,000,000 Federal Home Loan Bank borrowings outstanding, consisting of $2,000,000 at 0.27% due January 4, 2016 and $15,000,000 at 0.42% due January 11, 2016. At December 31, 2014, there were $9,000,000 Federal Home Loan Bank (“FHLB”) borrowings outstanding, consisting of $9,000,000 at 0.27% due January 2, 2015.

At December 31, 2015, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $332,000,000, of which $317,000,000 was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(11)	Commitments and Contingencies

Operating Lease Commitments

The Bank leases a portion of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Company pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises.

The minimum rental commitments under the operating leases as of December 31, 2015 are as follows:

(Dollars in thousands)
2016	$1,125
2017	1,117
2018	556
2019	359
2020	247
Thereafter	904
$4,308

Total rent expense for operating leases was $1,092,000, $1,161,000 and $1,339,000, in 2015, 2014, and 2013, respectively.

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

Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees’ wages as a profit sharing contribution. The Bank’s accrued contribution to the Plan on the safe harbor basis for the years ended December 31, 2015, 2014, and 2013 was $355,000, $358,000, and $398,000, respectively. In addition, the Board of Directors approved an additional $100,000 profit sharing contribution for 2014.

(13)	Salary Continuation and Deferred Compensation Plans

The Company maintains Salary Continuation Agreements for certain Executive officers. Executives participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2015, 2014, and 2013 was $1,786,000, $463,000, and $402,000, respectively. Accrued compensation payable under the salary continuation plan totaled $5,028,000 and $2,665,000 at December 31, 2015 and 2014, respectively. The increase in Salary Continuation Agreement expense during 2015 was due to amending the Agreements for four executives to reduce the remaining service period to 24 months as of December 31, 2015.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company has executed Salary Continuation Agreements with all the executive officers of the Bank that will require the payment of a fixed amount over a period of 20 years following the retirement or until certain other events have taken place, such as a change in control event. In December 2015, the current executive officers of the Bank and the Company’s Board of Directors agreed to change the salary agreements. The effect of these agreed upon changes was to reduce the remaining time to retirement which accelerated the vesting and increased the service cost component of the Salary Continuation Agreement expense.

During 2015, the expense that would have been recognized if the retirement dates had not been changed would have been $538,000. With the reduction in the remaining term to retirement for the current executive management team, the 2015 salary continuation agreement expense totaled $1,786,000. There was no change in benefits to be paid out under the agreements, only a change in the vesting period.

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum of 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2015 and 2014, the related liability included in accrued expenses and other liabilities on the consolidated balance sheets was $1,543,000 and $1,250,000, respectively.

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

(15)	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2015	2014	2013
Current:
Federal	$2,929	$2,501	$697
State	1,321	1,466	287
	$4,250	$3,967	$984

Deferred:
Federal	$(158)	$1,097	$197
State	(728)	34	144
	(886)	1,131	341
Total provision for taxes	$3,364	$5,098	$1,325

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2015	2014	2013
Statutory rates	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt Income for federal purposes	-8.2%	-5.4%	-9.1%
State taxes on income, net of federal benefit	3.4%	6.8%	3.3%
Benefits from low income housing credits	-2.3%	-1.9%	-1.0%
True-up of prior year provision	—	-0.1%	-4.3%
Stock based compensation	2.0%	1.2%	1.3%
Valuation reserve addition (reversal)	—	—	-9.9%
Other, net	0.2%	0.5%	0.8%
Effective tax rate	29.1%	35.1%	15.1%

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The tax effects of temporary differences giving rise to the Company’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014	2013

Deferred tax assets
Allowance for loan losses	$4,470	$4,369	$4,449
Accrued salaries and officers compensation	2,770	1,502	1,492
Capitalized interest on buildings	—	14	11
Expenses accrued on books, not yet deductible in tax return	1,766	1,574	1,480
Depreciation	399	374	405
Net operating loss carryforward	1,335	—	89
Tax credit carryforwards	—	22	878
Acquisition accounting differences	—	601	885
Unrealized depreciation on available-for-sale securities	—	—	876
	10,740	8,456	10,565

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$1,075	$1,094	$—
State income taxes	1070	613	668
Core deposit intangible	323	34	61
Expenses and credits deducted on tax return, not on books	754	102	122
Total deferred tax liabilities	3,222	1,843	851

Net deferred tax assets (included in other assets)	$7,518	$6,613	$9,714

As of December 31, 2015, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

(Dollars amounts in thousands)	December 31
	2015	2014
Financial instruments whose contract amounts represent credit risk:
Lines of credit	$98,396	$70,472
Other Commercial Commitments:
Undisbursed loan commitments	56,306	59,592
Mastercard/Visa lines	6,722	6,444
Standby Letters of credit	5,830	5,713
	$167,254	$142,221

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2015, there were financial standby letters of credit of $4,949,000 issued. The performance standby letters of credit are typically issued to municipalities as specific performance bonds.

As of December 31, 2015 there were performance letters of credit of $881,000 issued. The terms of the guarantees will expire in 2016. The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(17)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014. Management has also described the fair value techniques used by the Company to determine such fair value. During 2015 and 2014 there were no transfers of assets and liabilities that are valued using different valuation methodologies.

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics. The following table presents the recorded amount of assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)		at December 31, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,000	$7,000	$—	$—
Obligations of U.S.
Government agencies	84,609	—	84,609	—
Mortgage-backed securities	61,663	—	61,663	—
Obligations of states and political subdivisions	135,190	—	135,190	—
Corporate debt	40,745	—	40,745	—
Total assets measured at fair value	$329,207	$7,000	$322,207	$—

(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$3,958	$3,958	$ _	$—
Obligations of U.S.
Government agencies	63,062	—	63,062	—
Mortgage-backed securities	78,417	—	78,417	—
Obligations of states and political subdivisions	84,542	—	84,542	—
Corporate debt	34,902	—	34,902	—
Total assets measured at fair value	$264,881	$3,958	$260,923	$—
94

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2015, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$136	$—	$—	$136
Residential-1 to 4 family	301	—	—	301
Commercial and industrial	1,065	—	—	1,065
Consumer	—	—	—	—
Total impaired assets measured at fair value	$1,502	$—	$—	$1,502

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2014, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$381	$—	$—	$381
Residential-1 to 4 family	323	—	—	323
Commercial and industrial	1,472	—	—	1,472
Consumer	56	—	—	56
Total impaired assets measured at fair value	$2,232	$—	$—	$2,232

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

December 31, 2015, 2014 and 2013

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2015 and 2014:

December 31, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,314	$12,314	$12,314
Interest-bearing time deposits with financial institutions	205	205		205
Securities available for sale	329,207	329,207	7,000	322,207
Loans	733,977	725,196			725,196
Other equity securities	6,748	6,748			6,748
Accrued interest receivable	4,511	4,511	4,511

Financial liabilities:

Deposits	983,189	983,771	857,759	125,430
Federal Home Loan Bank advances	17,000	17,000		17,000
Note payable	4,950	4,950		4,950
Accrued interest payable	236	236	236

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,673			1,673

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

December 31, 2014	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,978	$14,978	$14,978
Interest-bearing time deposits with financial institutions	2,784	2,813		2,813
Securities available for sale	264,881	264,881	3,958	260,923
Loans	593,864	594,524			594,524
Other equity securities	5,769	5,769			5,769
Accrued interest receivable	3,725	3,725	3,725

Financial liabilities:

Deposits	792,194	792,552	687,035	105,159
Federal Home Loan Bank advances	9,000	9,000		9,000
Note payable	5,550	5,550		5,550
Accrued interest payable	182	182	182

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,449			1,449

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The consolidated actual capital amounts and ratios of the Company and the Bank are presented in the following table:

Management believes that the Company and the Bank are both “well capitalized” by regulatory definitions for all required regulatory capital ratios, including leverage, Tier 1 leverage, Tier 1 risk based, total risk based, and Tier 3 capital requirements for all periods presented. The capital position of the company is stable, composed primarily of Common Stock and retained earnings. Management believes that relations with our regulatory agencies are good, as evidenced by the regulatory approval received to purchase America California Bank.

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

Under the new capital rules, the Bank is required to meet certain minimum capital requirements that differ from current capital requirements. The new rules implement a new capital ratio of common equity Tier 1 capital to risk- weighted assets. Common equity Tier 1 capital generally consists of retained earnings and common stock (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”), except to the extent that the Bank exercised a one-time irrevocable option to exclude certain components of AOCI as of March 31, 2015. The Bank will also be required to establish a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets to be phased in by 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Bank was required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31, 2015. The conservation buffer will be phased-in beginning in 2016, and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods. See new capital rules in Table under (19).

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2015	January 1, 2019	January 1, 2015
Common Equity
Tier 1 Capital	12.79%	11.15%	4.50%	7.00%	6.50%
Tier 1 Capital	12.79%	11.15%	6.00%	8.50%	8.00%
Total Capital	13.39%	11.88%	8.00%	10.50%	10.00%
Leverage ratio	8.06%	6.99%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

December 31, 2014						To be well
			For capital			capitalized under
			adequacy			prompt corrective
(Dollar amounts in thousands)	Actual		purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total risk-based capital (to risk weighted assets)
Consolidated Company	$102,452	14.60%	$56,138	≥	8.00%	$70,685	≥	n/a
Bank	$106,876	15.24%	$58,723	≥	8.00%	$70,129	≥	10.00%

Tier 1 capital (to risk weighted assets)
Consolidated Company	$93,603	13.34%	$28,067	≥	4.00%	$42,405	≥	n/a
Bank	$98,097	13.99%	$29,481	≥	4.00%	$42,072	≥	6.00%

Tier 1 leverage capital (to total average assets) Consolidated Company	$93,603	10.30%	$36,351	≥	4.00%	$45,457	≥	n/a
Bank	$98,097	10.79%	$36,366	≥	4.00%	$45,457	≥	5.00%

(20)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2015 to grant options to employees covering 404,766 shares.

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2015, 2014, and 2013 was $427,000, $307,000, and $328,000, respectively. There was an income tax benefit related to stock option exercises for the years ended December 31, 2014, 2013 and 2012 of $483,000, $354,000 and $30,000, but none in 2015. The amount of unrecognized compensation expense related to non-vested options at December 31, 2015 was $1,061,000, and the weighted average period it will be amortized is 4.0 years. The assumptions for options granted in 2015 were as follows: dividend yield of 1.96% for the year; risk-free interest rate of 2.14%; expected volatility o 41%; expected life of 8.9 years. This resulted in a weighted average fair value per option of $11.82.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2014 was $743,000, and the weighted average period it will be amortized over is 3.6 years. The assumptions for options granted in 2014 were as follows: dividend yield of 1.49% for the year; risk-free interest rate of 2.08%; expected volatility of 41.85%; expected life of 9.1 years. This resulted in a weighted average fair value of $4.08 per share. The assumptions for options granted in 2013 were as follows: dividend yield of 1.35% for the year; risk-free interest rate of 2.55%; expected volatility of 24.71%; expected life of 9.3 years. This resulted in a weighted average option fair value of $7.81 per share.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

A summary of option activity, adjusted for stock dividends, issued under the 2008 FNB Bancorp Plan as of December 31, 2015 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value per
Options	Shares	Price/share	(in years)	share
Outstanding at January 1, 2015	334,109	$15.67
Granted	67,742	$29.05
Exercised	29,582	$9.04		$18.09
Forfeited or expired	—	—
Outstanding at December 31, 2015	372,269	$18.63	7.0	$11.57
Exercisable at December 31, 2015	207,288	$14.87	5.9	$15.33

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2015	2014	2013
Options outstanding	372,185	334,109	320,678
Range of exercise prices/share	$5.57 to $29.05	$5.57 to $25.62	$5.57 to $24.13
Weighted average remaining contractual life (in years)	7.0	7.2	7.7
Fully vested options	207,288	178,711	142,137
Weighted average exercise price/sh	$14.87	$11.80	$9.60
Aggregate intrinsic value	$3,176,856.23	$2,613,994	$2,245,369
Weighted average remaining contractual life (in years)	5.9	6.1	6.3

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

A summary of option activity, adjusted for stock dividends, under the 2002 FNB Bancorp Plan as of December 31, 2015 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value per
Options	Shares	Price/share	(in years)	share
Outstanding at January 1, 2015	110,866	$20.30
Granted	—	—
Exercised	49,389	$19.19		7.56
Forfeited or expired	515	$17.57
Outstanding at December 31, 2015	60,962	$21.23	0.9	8.97
Exercisable at December 31, 2015	60,962	$21.23	0.9	8.97

The following supplemental information applies to the three years ended December 31

2002 FNB Bancorp Plan
	2015	2014	2013
Options outstanding	60,962	110,866	175,074
Range of exercise prices/share	$19.66-$22.25	$17.57-$22.25	$17.57-$22.25
Weighted average remaining contractual life (in years)	0.9	1.4	0.9
Fully vested options	60,962	110,866	175,074
Weighted average exercise price/sh	$21.23	$20.30	19.57
Aggregate intrinsic value	$547,066.45	$679,302	$1,045,340
Weighted average remaining contractual life (in years)	0.9	1.4	1.9

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

A summary of option activity, adjusted for stock dividends, under the 1997 FNB Bancorp Plan as of December 31, 2015 and changes during the year then ended is presented below.

Weighted-
Average
1997 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value per
Options	Shares	Price/share	(in years)	share
Outstanding at January 1, 2015	32,267	$19.66
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2015	32,267	$19.66	1.5	$10.54
Exercisable at December 31, 2015	32,267	$19.66	1.5	$10.54

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
	2015	2014	2013
Options outstanding	32,267	32,267	32,267
Range of exercise prices	$19.66 to $19.66	$19.66 to $19.66	$19.66 to $19.66
Weighted average remaining contractual life (in years)	1.5	2.5	3.5
Fully vested options	32,267	32,267	32,267
Weighted average exercise price/sh	$19.66	$19.66	$19.66
Aggregate intrinsic value	$340,078.05	$224,693	$190,442
Weighted average remaining contractual life (in years)	1.5	2.5	3.5

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(21)	Quarterly Data (Unaudited)

	2015
Per share amounts are adjusted for stock dividends
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$9,068	$9,300	$9,893	$11,021
Interest expense	514	595	693	795
Net interest income	8,554	8,705	9,200	10,226
Provision for (recovery) of loan losses	75	75	75	(530)
Net interest income, after provision for loan losses	8,479	8,630	9,125	10,756

Noninterest income	1,078	1,267	1,024	1,127
Noninterest expense	6,943	6,789	7,479	8,714
Income before income taxes	2,614	3,108	2,670	3,169
Provision for income taxes	815	1,037	431	1,081
Net earnings available to common shareholders	$1,799	$2,071	$2,239	$2,088

Basic earnings per share	$0.40	$0.46	$0.50	$0.46
Diluted earnings per share	$0.39	$0.45	$0.48	$0.45

	2014

(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$8,983	$9,267	$9,300	$9,315
Interest expense	469	555	538	531
Net interest income	8,514	8,712	8,762	8,784
Provision for loan losses	75	—	—	(1,095)
Net interest income, after provision for loan losses	8,439	8,712	8,762	9,879

Non interest income	1,040	980	1,041	3,522
Non interest expense	6,842	7,210	7,055	6,761
Income before income taxes	2,637	2,482	2,748	6,640
Provision for income taxes	803	853	925	2,517
Net earnings	1,834	1,629	1,823	4,123
Dividends and discount accretion on preferred stock	170	—	—	—
Net earnings available to common shareholders	$1,664	$1,629	$1,823	$4,123

Basic earnings per share	$0.38	$0.37	$0.41	$0.92
Diluted earnings per share	$0.37	$0.36	$0.40	$0.89
105

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(22)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
	December 31,
(Dollars in thousands)	2015		2014
Assets:
Cash and due from banks	$1,124		$754
Investments in subsidiary	107,835		101,582
Income tax (payable) (payable) receivable from subsidiary	(78)		87
Dividend receivable from subsidiary	649		486
Other assets	242		242
Total assets	$109,772		$103,151
Liabilities:
Dividend declared	$649		$486
Note payable	4,950		5,550
Other liabilities	11		27
Total liabilities	5,610		6,063
Stockholders’ equity	104,162		97,088
Total liabilities and stockholders’ equity	$109,772		$103,151

FNB Bancorp	Condensed statements of earnings
	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Income:
Dividends from subsidiary	$2,439	$10,444	$3,955
Total income	2,439	10,444	3,955
Expense:
Interest on note payable	229	192	—
Other expense	128	155	111
Total expense	357	347	111
Income before income tax benefit and equity in undistributed earnings of subsidiary	2,082	10,097	3,844
Income tax benefit	(56)	(38)	—
Income before equity in undistributed
earnings of subsidiary	2,138	10,135	3,844
Equity in undistributed earnings (loss) of subsidiary	6,059	(726)	3,595
Net earnings	8,197	9,409	7,439
Dividends and discount accretion on preferred stock	—	170	567
Net earnings available to common shareholders	$8,197	$9,239	$6,872

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

FNB Bancorp	Condensed statement of cash flows
	Years ended December 31,
(Dollars in thousands)	2015	2014	2013
Net earnings	$8,197	$9,409	$7,439
Decrease (increase) in income tax receivable from subsidiary	165	(38)	—
Net increase in dividend receivable and other assets	(163)	(88)	(294)
Net increase (decrease) in other liabilities	147	(395)	299
Excess tax benefit from exercised stock options	(222)	(483)	(354)
Distributions in excess of earnings (loss) (undistributed earnings of subsidiary)	(6,059)	726	(3,595)
Stock-based compensation expense	427	307	328
Cash flows from operating activities	2,492	9,438	3,823
Investment in subsidiary	(882)	(6,000)	—
Cash flows from investing activities	(882)	(6,000)	—
Repayment of capital purchase program	—	(9,450)	(3,150)
Proceeds from issuance of note payable	—	6,000	—
Payment on note payable	(600)	(450)	—
Exercise of stock options	924	1,216	1,067
Excess tax benefit from exercised stock options	222	483	354
Dividends on common stock	(1,786)	(1,294)	(1,058)
Cash dividends on preferred stock series A,B,C	—	(170)	(567)
Cash flows provided by financing activities	(1,240)	(3,665)	(3,354)
Net (decrease) increase in cash	370	(227)	469
Cash, beginning of year	754	981	512
Cash, end of year	$1,124	$754	$981

Non-cash investing and financing activities:
Accrued dividends	649	486	398
Stock dividend of 5%	6,663	5,468	4,958

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management has used the criteria established in updated “Internal Control-Integrated Framework-2013” issued May 14, 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our evaluation, the principal executive officer and principal financial officer have concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework-2013” issued in 2013 by COSO, including disclosure controls and procedures, are effective to ensure that material information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Date: March 15, 2016

/s/ Thomas C. Mc Graw	/s/ David A. Curtis
Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Chief Financial Officer (Principal Financial and Accounting Officer)

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.
(2)	Financial Statement Schedules. All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.
(3)	Exhibits.

Exhibit Number	Document Description

**2.1	(deleted)

2.2	Acquisition Agreement dated November 5, 2004, signed among First National Bank of Northern California, Sequoia National Bank and Hemisphere National Bank (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2004).

2.3	First Addendum to Acquisition Agreement, dated December 13, 2004, signed among First National Bank of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2004).

2.4	Second Addendum to Acquisition Agreement. Dated as of April 15, 2005, signed among First National Bank Of Northern California, Sequoia National Bank, Hemisphere National Bank and Privee Financial, Inc. (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2005).

**3.1	Articles of Incorporation of FNB Bancorp

3.2	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

3.4	Bylaws of FNB Bancorp (as amended through October 28, 2011) incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2011).

3.5	Certificate of Determination of Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

**4.1	Specimen of the Registrant’s common stock certificate.

4.2	Form of Certificate for the Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).
111

4.3	Warrant for Purchase of Shares of Series B Preferred Stock (“Warrant”) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

4.4	Form of Certificate for the Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

4.5	Form of Certificate for the Series C Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

**10.1	Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California.

10.2	(deleted)

10.3	(deleted)

10.4	(deleted)

10.5	(deleted)

10.6	(deleted)

10.7	(deleted)

10.8(a)	(deleted)

10.8(b)	(deleted)

**10.9	First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

**10.10	First National Bank Deferred compensation Plan dated November 1, 1997.*

**10.11	Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

**10.12	Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan dated December 20, 1996.*

**10.13	Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

**10.14	Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*

10.15	(deleted)

**10.16	Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc., as Lessee, with respect to Redwood City Branch Office.

10.17	(deleted)
112

**10.18	Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

***10.19	First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

****10.20	FNB Bancorp Stock Option Plan (effective March 15, 2002).*

****10.21	FNB Bancorp Stock Option Plan, Form of Incentive Stock Option Agreement.*

****10.22	FNB Bancorp Stock Option Plan, Form of Nonstatutory Stock Option Agreement.*

*****10.23	FNB Bancorp 2002 Stock Option Plan (adopted June 28, 2002).*

*****10.24	FNB Bancorp 2002 Stock Option Plan, Form of Incentive Stock Option Agreement.*

*****10.25	FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory Stock option Agreement.*

******10.26	Lease Agreement dated August 13, 2003, for San Mateo Branch Office of First National Bank of Northern California, located at 150 East Third Avenue, San Mateo, California.

10.27	Salary Continuation Agreement and Split-Dollar Agreement for Jim D. Black (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.28	Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.29	Amended and Restated Salary Continuation and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 o the company’s current Report on Form 8-K filed with the Commission on September 10, 2004).*

*******10.30	Lease Agreement dated May 1, 2003 as amended by Assignment, Assumption and Consent Agreement for the Financial District Branch of First National Bank of Northern California located at 65 Post Street, San Francisco, California.

*******10.31	Lease Agreement dated July 1, 1999, as amended by Assignment, Assumption and Consent for the Portola Branch Office of First National Bank of Northern California located at 699 Portola Drive, San Francisco, California.

10.32	Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.33	Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.34	Amendment to Amended and Restated Salary Continuation Agreement for James B. Ramsey (incorporated by reference from Exhibit 99.39 to the Company’s Current report on Form 8-K filed with the Commission on July 26, 2006).*
113

10.35	Lease Agreement dated February 3, 2006, for warehouse facility of First National Bank of Northern California (incorporated by reference from Exhibit 10.35 to the company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).

10.36	First National Bank Deferred Compensation Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.37	Amendment No. 5 to the First National Bank Profit Sharing and 401(k) Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.38	Executive Supplemental Compensation Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

10.39	Split-Dollar Life Insurance Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

********10.40	FNB Bancorp 2008 Stock Option Plan (adopted February 22, 2008).*

10.41	Second 409A Amendment to the Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.66 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.42	Second 409A Amendment to the Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.67 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.43	Amendment to the Executive Supplemental Compensation Agreement for David A. Curtis (incorporated by reference from Exhibit 99.68 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2008).*

10.44	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the election of directors by the holder(s) of the Series A and Series B Preferred Stock (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.45	Letter Agreement, including Schedule A and Securities Purchase Agreement Standard Terms, dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury, with respect to to the issuance and sale of the Series A and Series B Preferred Stock and the Warrant (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.46	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).
114

10.47	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury amending certain sections of the Securities Purchase Agreement Standard Terms (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.48	Form of Compensation Modification Agreement and Waiver, dated February 27, 2009, executed by each of:

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
Executive Vice President and Chief Operating Officer
FNB Bancorp and First National Bank of Northern California

David A. Curtis Senior Vice President and Chief Financial Officer
FNB Bancorp and First National Bank of Northern California

Randy R. Brugioni
Senior Vice President and Senior Loan Officer
FNB Bancorp and First National Bank of Northern California

(incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).*

10.49	Lease agreement dated June 8, 1999, as amended August 18, 2009, for Linda Mar Branch Office of First National Bank of Northern California at Linda Mar Shopping Center, Pacifica, California (incorporated by reference from Form 10-K for 2009 filed with the Commission on March 24, 2010).

10.50	Sublease agreement dated as of September 20, 2010, between Wells Fargo Bank, N. A. as Sub landlord, and First National Bank of Northern California as Subtenant, for Chestnut Street Branch of First National Bank of Northern California (incorporated by reference from Form 10-K for 2010 filed with the Commission on March 28, 2011).

10.51	SBLF Securities Purchase Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury of the Treasury with respect to the Series C Preferred Stock (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

10.52	Letter Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury pertaining to the election of directors by the holder(s) of the Series C Preferred Stock (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

10.53	Letter Agreement dated September 15, 2011 between FNB Bancorp and the United States Department of the Treasury pertaining to the repurchase of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).
115

10.54	Lease Assumption and underlying lease agreement for the Guam Branch Office (incorporated by reference From Form 10-K for 2012 filed with the Commission on April 1, 2013).

10.55	Lease agreement dated February 8, 2013 between Dalum Corporation, Landlord, and First National Bank of Northern California, as Tenant, for the Battery Street Branch, at 130 Battery Street, San Francisco, CA, 94111 (incorporated by reference from Form 10-K for 2013 filed with the Commission on March 28, 2014).

10.56	Lease agreement dated August 7, 2013, between Eureka Square Shopping Center, L.P., as Landlord, and First National Bank of Northern California, as Tenant, for space to be occupied by the Bank’s ATM (incorporated By reference from Form 10-K for 2013 filed with the Commission on March 28, 2014).

10.57	Second Amendment dated August 12, 2013 to Lease between Song Development Inc., as Lessor, and First National Bank of Northern California, as Lessee, for premises at 150 East Third Street, San Mateo, CA, as the San Mateo Branch (incorporated by reference from Form 10-K filed with the Commission on March 28, 2014).

10.58	Loan Agreement, Promissory Note, Pledge and Security Agreements with Nexbank between FNB Bancorp, Maker, and Nexbank, Payee (incorporated by reference to Form 8-K filed with the Commission on March 28, 2014).

10.59

Agreement and Plan of Reorganization and Merger dated May 22, 2014 among FNB Bancorp, Valley Community Bank and First National Bank of Northern California (incorporated by reference to Form 8-K filed with the Commission on May 23, 2014).

10.60

Agreement and Plan of Reorganization and Merger, dated May 14, 2015 among FNB Bancorp, First National Bank of Northern California, America California Bank and ACB Interim Merger Corporation (incorporated by reference to Form 8-K filed with the Commission on May 15, 2015).

10.61

Memorandum of Mutual Agreement to Amend Certain Salary Continuation Agreements, dated December 18, 2015 between First National Bank of Northern California and Messrs. Black, Clifford, Curtis and Brugioni (incorporated by reference to Form 8-K filed with the Commission on December 18, 2015).*

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California

23.1	Consent of Moss Adams LLP, Registered Independent Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
116

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2003.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

An Annual Report for the fiscal year ended December 31, 2015, and Notice of Annual Meeting and Proxy Statement for the Company’s 2016 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 15, 2016	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	March 15, 2016
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 15, 2016
Thomas C. McGraw	Officer

/s/ David A. Curtis	Senior Vice President	March 15, 2016
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. Atwood	Director	March 15, 2016
Thomas G. Atwood, D. D. S.

/s/ Ronald R. Barels	Director	March 15, 2016
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 15, 2016
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 15, 2016
Michael Pacelli

/s/ Edward J. Watson	Director and Secretary	March 15, 2016
Edward J. Watson

/s/ Jim D. Black	Director and President	March 15, 2016
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 15, 2016
Anthony J. Clifford	Vice President and Chief
Operating Officer
118