Form 10-Q
period 2016-03-31
FNB BANCORP/CA/
filed 2016-05-09
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of March 31, 2016: 4,566,041 shares.

FNB BANCORP

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
(Dollar amounts in thousands)	2016	2015

Cash and due from banks	$37,737	$12,314
Interest-bearing time deposits with financial institutions	205	205
Securities available-for-sale, at fair value	329,396	329,207
Loans, net of allowance for loan losses of $9,943 and $9,970 on March 31, 2016 and December 31, 2015	733,991	722,747
Bank premises, equipment, and leasehold improvements, net	10,320	10,202
Bank-owned life insurance, net	15,946	15,845
Other equity securities	6,756	6,748
Accrued interest receivable	4,603	4,511
Other real estate owned, net	1,055	1,026
Goodwill	4,580	4,580
Prepaid expenses	945	997
Other assets	15,444	15,967
Total assets	$1,160,978	$1,124,349

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$265,947	$263,822
Demand, interest bearing	113,337	102,304
Savings and money market	526,557	491,633
Time	124,410	125,430
Total deposits	1,030,251	983,189

Federal Home Loan Bank advances	—	17,000
Note Payable	4,800	4,950
Accrued expenses and other liabilities	17,230	15,048
Total liabilities	1,052,281	1,020,187

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,566,041 shares at March 31, 2016 and 4,541,680 shares at December 31, 2015	75,240	74,805
Retained earnings	29,666	27,816
Accumulated other comprehensive earnings, net of tax	3,791	1,541
Total stockholders’ equity	108,697	104,162
Total liabilities and stockholders’ equity	$1,160,978	$1,124,349

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three months ended
	March 31,
(Dollar amounts and shares in thousands, except per share amounts)	2016	2015
Interest income
Interest and fees on loans	$9,871	$7,710
Interest on taxable securities	978	830
Interest on tax-exempt securities	707	514
Interest on time deposits with other financial institutions	1	14
Total interest income	11,557	9,068
Interest expense
Interest on deposits	783	454
Interest on FHLB advances	8	1
Interest on note payable	57	59
Total interest expense	848	514
Net interest income	10,709	8,554
Provision for loan losses	75	75
Net interest income after provision for loan losses	10,634	8,479
Noninterest income
Service charges	621	611
Gain on sale of available-for-sale securities	184	69
Bank-owned life insurance policy earnings	100	84
Other income	237	314
Total noninterest income	1,142	1,078
Noninterest expense
Salaries and employee benefits	4,938	4,302
Occupancy expense	631	668
Equipment expense	434	405
Professional fees	387	387
FDIC assessment	150	150
Telephone, postage and supplies	295	289
Advertising	117	99
Data processing expense	192	134
Low income housing expense	71	71
Surety insurance	87	88
Directors expense	72	72
Other real estate owned expense	(10)	—
Other expense	423	278
Total noninterest expense	7,787	6,943
Earnings before provision for income taxes	3,989	2,614
Provision for income taxes	1,422	815
Net earnings	$2,567	$1,799

Earnings per share data:
Basic	$0.56	$0.40
Diluted	$0.55	$0.39

Weighted average shares outstanding:
Basic	4,550	4,487
Diluted	4,687	4,623

 See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net earnings	$2,567	$1,799

Unrealized holding gain on available-for-sale securities, net of tax expense of ($1,639) and ($720)	2,359	1,324
Reclassifiation adjustment for gain recognized on available-for-sale securities sold, net of tax benefit of $75 and ($28) for the three months ended March 31, 2016 and 2015, respectively	(109)	(41)
Other Comprehensive Earnings	2,250	1,283
Total comprehensive earnings	$4,817	$3,082

 See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2016	2015
Cash flow from operating activities:
Net earnings	$2,567	$1,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(184)	(69)
Depreciation, amortization and accretion	928	823
Stock-based compensation expense	88	61
Earnings on bank owned life insurance	(100)	(84)
Provision for loan losses	75	75
Increase (decrease) increase in net deferred loan fees	69	(54)
Increase in accrued interest receivable	(92)	(19)
Decrease in prepaid expense	52	29
Decrease in other assets	522	1,800
Decrease in accrued expenses and other liabilities	(64)	(2,487)
Net cash provided by operating activities	3,861	1,874

Cash flows from investing activities:
Purchase of securities available-for-sale	(16,415)	(16,232)
Proceeds from matured/called/sold securities available-for-sale	19,563	18,321
Investment, net of redemption, in other equity securities	(8)	(4)
Redemption of time deposits of other banks	—	1
Net investment in other real estate owned	(29)	(7)
Net (increase) decrease in loans	(11,388)	8,088
Purchases of bank premises, equipment, leasehold improvements	(386)	(20)
Net cash (used in) provided by investing activities	(8,663)	10,147

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2016	2015
Cash flows from financing activities
Net increase in demand and savings deposits	$48,082	$11,078
Net (decrease) increase in time deposits	(1,020)	1,352
Decrease in FHLB advances	(17,000)	(9,000)
Principal reduction on note payable	(150)	(150)
Dividends paid on common stock	(34)	(29)
Exercise of stock options	347	390
Net cash provided by financing activities	30,225	3,641
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,423	15,662
Cash and cash equivalents at beginning of period	12,314	14,978
Cash and cash equivalents at end of period	$37,737	$30,640

Additional cash flow information:
Interest paid	$840	$531
Income taxes paid	$202	$865

Non-cash investing and financing activities:
Accrued dividends	$683	$555
Change in unrealized gain in available for-sale securities, net of tax	$2,250	$1,283

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2015. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or stockholders’ equity.

NOTE B – STOCK OPTION PLANS

Stock option expense is recorded based on the fair value of option contracts issued. The fair value is determined by using an option pricing model that considers the expected contract term, the risk free interest rate, the volatility of the Company’s stock price and the level of dividends the Company is expected to pay.

Measurement of the cost of the stock options granted is based on the grant-date fair value of each stock option using the Black-Scholes valuation model. The cost is then amortized over each option’s requisite service period. The expected term of options granted is derived from the period of time the options are expected to be outstanding. The risk free rate is based on the yield of an equivalent maturity U.S. Treasury note. Volatility is calculated using historical price changes on a monthly basis over the option’s expected life.

The amount of stock option compensation expense recorded in the quarters ended March 31, 2016 and 2015 was $88,000 and $61,000, respectively. There was no income tax benefit recognized in the consolidated statements of earnings for these amounts for the quarters ended March 31, 2016 and 2015, respectively.

The intrinsic value for options exercised during the quarters ended March 31, 2016 and March 31, 2015 was$405,000 and $314,000, respectively. The intrinsic value of options exercisable during the quarter ended March 31, 2016 and March 31, 2015 was $3,682,000 and $3,463,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2016 was $962,000, and the weighted average period over which it will be amortized is 3.8 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in the fourth quarter of 2015, and prior per share amounts have been adjusted to reflect the 5% stock dividend.

Earnings per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2016	2015

Net earnings	$2,567	$1,799

Average number of shares outstanding	4,550,000	4,487,000
Effect of dilutive options	137,000	136,000
Average number of shares outstanding used to calculate diluted earnings per share	4,687,000	4,623,000

Anti dilutive options that were excluded from the calculation of diluted EPS totaled 52,000 and 96,000 at March 31, 2016 and 2015, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2016
U.S. Treasury securities	$3,978	$60	$—	$4,038
Obligations of U.S. government agencies	76,853	927	(1)	77,779
Mortgage-backed securities	63,906	1,436	(46)	65,296
Obligations of states and political subdivisions	137,022	3,930	(40)	140,912
Corporate debt	41,211	242	(82)	41,371
	$322,970	$6,595	$(169)	$329,396
December 31, 2015
U.S. Treasury securities	$7,004	$14	$(18)	$7,000
Obligations of U.S. government agencies	84,842	168	(401)	84,609
Mortgage-backed securities	61,579	641	(557)	61,663
Obligations of states and political subdivisions	132,125	3,148	(83)	135,190
Corporate debt	41,045	50	(350)	40,745
	$326,595	$4,021	$(1,409)	$329,207

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2016 and December 31, 2015, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	1,000	—	1,011	(1)	2,011	(1)
Mortgage-backed securities	1,506	(11)	9,693	(35)	11,199	(46)
Obligations of states and political subdivisions	8,412	(40)	—	—	8,412	(40)
Corporate debt	11,535	(71)	3,489	(11)	15,024	(82)
Total	$22,453	$(122)	$14,193	$(47)	$36,646	$(169)

(Dollar amounts in thousands)		Less than		12 months
	Total	12 months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015:	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$5,042	$(18)	$—	$—	$5,042	$(18)
Obligations of U.S. government agencies	55,382	(339)	4,976	(62)	60,358	(401)
Mortgage-backed securities	19,458	(192)	16,714	(365)	36,172	(557)
Obligations of states and political subdivisions	14,988	(73)	1,856	(10)	16,844	(83)
Corporate debt	27,130	(300)	4,449	(50)	31,579	(350)
Total	$122,000	$(922)	$27,995	$(487)	$149,995	$(1,409)

At March 31, 2016, there were 8 securities in an unrealized loss position for greater than 12 consecutive months. At the same time, there were 28 securities in an unrealized loss position for twelve or less than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2016.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2016 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2016:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$11,961	$12,017
Due after one through five years	153,924	156,274
Due after five years through ten years	126,924	130,411
Due after ten years	30,161	30,694
	$322,970	$329,396

For the three months ended March 31, 2016 and March 31, 2015, respectively, gross realized gains amounted to $184,000 and $69,000, on gross securities sold or called of $12,282,000 and $12,272,000, respectively. For the three months ended March 31, 2016 and 2015, respectively, there were no gross realized losses.

At March 31, 2016, securities with an amortized cost of $97,771,000 and fair value of $99,499,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2016 and December 31, 2015:

March 31, 2016:

				Total
	FNB			Balance
	Bancorp			March 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2016
Commercial real estate	$336,808	$73,995	$1,280	$412,083
Real estate construction	40,375	2,091	—	42,466
Real estate multi-family	50,130	9,769	—	59,899
Real estate 1 to 4 family	145,561	27,971	—	173,532
Commercial & industrial	46,000	9,608	—	55,608
Consumer loans	1,675	—	—	1,675
Gross loans	620,549	123,434	1,280	745,263
Net deferred loan fees	(1,329)	—	—	(1,329)
Allowance for loan losses	(9,943)	—	—	(9,943)
Net loans	$609,277	$123,434	$1,280	$733,991

December 31, 2015:

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2015
Commercial real estate	$314,141	$84,548	$1,304	$399,993
Real estate construction	38,909	5,907	—	44,816
Real estate multi-family	47,607	15,990	—	63,597
Real estate 1 to 4 family	153,872	18,092	—	171,964
Commercial & industrial	39,894	12,139	—	52,033
Consumer loans	1,574	—		1,574
Gross loans	595,997	136,676	1,304	733,977
Net deferred loan fees	(1,260)	—	—	(1,260)
Allowance for loan losses	(9,970)	—	—	(9,970)
Net loans	$584,767	$136,676	$1,304	$722,747

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

	Recorded Investment in Loans at March 31, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total
Loans:
Ending balance	$412,083	$42,466	$59,899	$173,532	$55,608	$1,675	$745,263

Ending balance: individually evaluated for impairment	$10,700	$2,102	$—	$4,115	$1,572	$—	$18,489

Ending balance collectively evaluated for impairment	$401,383	$40,364	$59,899	$169,417	$54,036	$1,675	$726,774

	Recorded Investment in Loans at December 31, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$399,993	$44,816	$63,597	$171,964	$52,033	$1,574	$733,977

Ending balance: individually evaluated for impairment	$10,803	$2,154	$—	$4,218	$1,782	$—	$18,957

Ending balance: collectively evaluated for impairment	$389,190	$42,662	$63,597	$167,746	$50,251	$1,574	$715,020
13

	Recorded Investment in Loans at March 31, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total
Loans:
Ending balance	$322,414	$34,237	$53,703	$128,105	$45,589	$1,697	$585,745

Ending balance: individually evaluated for impairment	$9,460	$2,368	$—	$4,673	$2,226	$60	$18,787

Ending balance collectively evaluated for impairment	$312,954	$31,869	$53,703	$123,432	$43,363	$1,637	$566,958

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the quarter ended March 31, 2016 and the year ended December 31, 2015.

	Impaired Loans
	As of and for the quarter ended March 31, 2016
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,075	$9,164	$—	$9,212	$232
Commercial real estate construction	2,102	2,285	—	2,311	37
Residential- 1 to 4 family	468	468	—	457	8
Commercial & industrial	516	516	—	522	7
Total	11,161	12,433	—	12,502	284

With an allowance recorded
Commercial real estate	$2,625	$2,629	$89	$2,641	$38
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	3,647	3,669	460	3,250	35
Commercial & industrial	1,056	1,272	105	1,303	0
Total	7,328	7,570	654	7,194	73

Total
Commercial real estate	$10,700	$11,793	$89	$11,853	$270
Commercial real estate construction	2,102	2,285	—	2,311	37
Residential- 1 to 4 family	4,115	4,137	460	3,707	43
Commercial & industrial	1,572	1,788	105	1,825	7
	$18,489	$20,003	$654	$19,696	$357

	Impaired Loans
	As of and for the year ended December 31, 2015
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,169	$9,271	$—	$8,379	$282
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	457	457	—	460	36
Commercial and industrial	524	524	—	731	27
Consumer	—	—	—	—	—
Total	11,304	12,589	—	11,834	475

With an allowance recorded
Commercial real estate	$2,634	$2,638	$96	$2,664	$160
Residential- 1 to 4 family	3,761	3,782	479	3,786	149
Commercial and industrial	1,258	1,497	182	1,484	7
Consumer	—	—	—	—	—
Total	7,653	7,917	757	7,934	316

Total
Commercial real estate	$10,803	$11,909	$96	$11,043	$442
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	4,218	4,239	479	4,246	185
Commercial and industrial	1,782	2,021	182	2,215	34
Consumer	—	—	—	—	—
Grand total	$18,957	$20,506	$757	$19,768	$791
16

	Impaired Loans
	As of and for the quarter ended March 31, 2015
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,432	$5,315	$—	$4,447	$63
Commercial real estate construction	2,368	2,551	—	2,371	33
Residential- 1 to 4 family	1,483	1,484	—	1,485	14
Commercial & industrial	564	801	—	573	10
Consumer	—	—	—	—	—
Total	8,847	10,151	—	8,876	120

With an allowance recorded
Commercial real estate	$5,028	$5,031	$131	$5,048	$67
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	3,190	3,207	510	3,218	31
Commercial & industrial	1,662	2,014	279	1,698	4
Consumer	60	60	8	62	3
Total	9,940	10,312	928	10,026	105

Total
Commercial real estate	$9,460	$10,346	$131	$9,495	$130
Commercial real estate construction	2,368	2,551	—	2,371	33
Residential - 1 to 4 family	4,673	4,691	510	4,703	45
Commercial & industrial	2,226	2,815	279	2,271	14
Consumer	60	60	8	62	3
Grand total	$18,787	$20,463	$928	$18,902	$225

Nonaccrual loans totaled $6,882,000 and $7,915,000 as of March 31, 2016 and December 31, 2015. Impaired loans not on nonaccrual are loans that have been restructured and are performing under modified loan agreements, and where principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have not been determined to be fully collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	March 31,	December 31,
	2016	2015
Commercial real estate	$5,210	$6,021
Real estate - 1 to 4 family	546	636
Commercial & industrial	1,126	1,258
Consumer	—	—
Total	$6,882	$7,915

Interest income on impaired loans of $357,000 and $791,000 was recognized for cash payments received during the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively. Interest income on impaired loans recognized for cash payments received for the three months ended March 31, 2015 was $225,000.

The amount of interest on impaired loans not collected for the quarter ended March 31, 2016 was $132,000, and the quarter ended March 31, 2015 was $106,000. The cumulative amount of unpaid interest on impaired loans was $3,537,000 and $3,050,000 as of March 31, 2016 and March 31, 2015, respectively.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(Dollars in thousands)	March 31, 2016			December 31, 2015
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$5,490	$1,280	$6,770	$4,775	$—	$4,775
Real Estate construction	1,232	—	1,232	1,283	—	1,283
Real estate 1 to 4 family	3,570	—	3,570	3,583	2,060	5,643
Commercial & industrial	516	1,006	1,522	524	1,043	1,567
Total	$10,808	$2,286	$13,094	$10,165	$3,103	$13,268

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

As of March 31, 2016, there were no commitments for additional funding of troubled debt restructured loans.

As of March 31, 2016, there were no loans modified within the previous 12 months and for which there was a payment default during the period. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

There were no new modifications during the quarters ended March 31, 2016 or March 31, 2015.

As of March 31, 2015, there were no loans modified within the previous 12 months and for which there was a payment default during the period. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	—	(164)	(5)	(169)
Recoveries	2	—	—	12	53	—	67
Provision for (recovery (recovery of) of) loan losses	52	(2)	(32)	(39)	99	(3)	75
Ending balance	$6,113	$587	$211	$2,149	$841	$42	$9,943

Ending balance: individually evaluated for impairment	$89	$—	$—	$460	$105	$—	$654

Ending balance: collectively evaluated for	$6,024	$587	$211	$1,689	$736	$42	$9,289
19

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

	Age Analysis of Past Due Loans
	As of March 31, 2016
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$—	$140	$140	$336,668	$336,808
Real estate construction	1,250	—	—	1,250	39,125	40,375
Real estate multi family	—	—	—	—	50,130	50,130
Real estate-1 to 4 family	1,057	690	—	1,747	143,814	145,561
Commercial & industrial	384	—	1,056	1,440	44,560	46,000
Consumer	—	—	—	—	1,675	1,675
Total	$2,691	$690	$1,196	$4,577	$615,972	$620,549

Purchased
Not credit impaired
Commercial real estate	$—	$551	$—	$551	$73,444	$73,995
Real estate construction	—	—	—	—	2,091	2,091
Real estate multi-family	—	—	—	—	9,769	9,769
Real estate-1 to 4 family	—	—	12	12	27,959	27,971
Commercial & industrial	—	—	70	70	9,538	9,608
Total	$—	$551	$82	$633	$122,801	$123,434

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,280	$1,280
Total	$—	$—	$—	$—	$1,280	$1,280

At March 31, 2016, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Age Analysis of Past Due Loans
	As of December 31, 2015
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,541	$—	$—	$1,541	$312,600	$314,141
Real estate construction	706	725	—	1431	37,478	38,909
Real estate multi family	—	—	—	—	47,607	47,607
Real estate 1 to 4 family	1,363	737	71	2,171	151,701	153,872
Commercial & industrial	—	—	1,258	1,258	38,636	39,894
Consumer	—	—	—	—	1,574	1,574
Total	$3,610	$1,462	$1,329	$6,401	$589,596	$595,997

Purchased
Not credit impaired
Commercial real estate	$—	$—	$3,810	$—	$84,548	$84,548
Real estate construction	—	—	—	—	5,907	5,907
Real estate multi-family	—	—	—	—	15,990	15,990
Real estate 1 to 4 family	175	—	—	175	17,917	18,092
Commercial & industrial	70	—	—	70	12,069	12,139
Total	$245	$—	$3,810	$245	$136,431	$136,676

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,304	$1,304
Total	$—	$—	$—	$—	$1,304	$1,304

At December 31, 2015, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccrual loans that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Credit Quality Indicators
	As of March 31, 2016

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$330,961	$1,844	$4,003	$—	$336,808
Real estate construction	39,364	—	1,011	—	40,375
Real estate multi-family	50,130	—	—	—	50,130
Real estate-1 to 4 family	144,827	—	734	—	145,561
Commercial & industrial	45,360	—	629	11	46,000
Consumer loans	1,675	—	—	—	1,675
Totals	$612,317	$1,844	$6,377	$11	$620,549

Purchased
Not credit impaired
Commercial real estate	$62,646	$2,880	$8,457	$12	$73,995
Real estate construction	2,091	—	—	—	2,091
Real estate multi-family	9,769	—	—	—	9,769
Real estate-1 to 4 family	27,971	—	—	—	27,971
Commercial & industrial	9,516	—	92	—	9,608
Total	$111,993	$2,880	$8,549	$12	$123,434

Purchased
Credit impaired
Commercial real estate					$1,280
Total					$1,280

	Credit Quality Indicators
	As of December 31, 2015

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$308,164	$1,857	$4,120	$—	$314,141
Real estate construction	37,850	—	1,059	—	38,909
Real estate multi-family	47,607	—	—	—	47,607
Real estate 1 to 4 family	153,285	—	587	—	153,872
Commercial & industrial	39,287	—	451	156	39,894
Consumer loans	1,574	—	—	—	1,574
Totals	$587,767	$1,857	$6,217	$156	$595,997

Purchased
Not credit impaired
Commercial real estate	$68,936	$3,455	$12,145	$12	$84,548
Real estate construction	5,907	—	—	—	5,907
Real estate multi-family	15,990	—	—	—	15,990
Real estate 1 to 4 family	18,092	—	—	—	18,092
Commercial & industrial	12,044	—	95	—	12,139
Total	$120,969	$3,455	$12,240	$12	$136,676

Purchased
Credit impaired
Commercial real estate					$1,304
Total					$1,304

NOTE F – BORROWINGS

Federal Home Loan Bank advances

There were no outstanding advances at March 31, 2016.

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

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy and recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first three months of 2016 and 2015 there were no transfers of assets or liabilities between hierarchy levels.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2016, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2016	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$4,038	$4,038	$—	$—
Obligations of U.S.
Government agencies	77,779	—	77,779	—
Mortgage-backed securities	65,296	—	65,296	—
Obligations of states and political subdivisions	140,912	—	140,912	—
Corporate debt	41,371	—	41,371	—
Total assets measured at fair value	$329,396	$4,038	$325,358	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,000	$7,000	$—	$—
Obligations of U.S.
Government agencies	84,609	—	84,609	—
Mortgage-backed securities	61,663	—	61,663	—
Obligations of states and political subdivisions	135,190	—	135,190	—
Corporate debt	40,745	—	40,745	—
Total assets measured at fair value	$329,207	$7,000	$322,207	$—

 The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2016, Using
Quoted Prices in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate loans	$—	$—	$—	$—
Residential-1 to 4 family loans	215	—	—	215
Commercial and industrial loans	950	—	—	950
Consumer loans	—	—	—	—
Total impaired loans measured at fair value	$1,165	$—	$—	$1,165
29

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2015, Using
		Quoted Prices in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate loans	$136	$—	$—	$136
Residential-1 to 4 family loans	301	—	—	301
Commercial and industrial loans	1,065	—	—	1,065
Consumer loans	—	—	—	—
Total impaired loans measured at fair value	$1,502	$—	$—	$1,502

The Bank does not record originated loans at fair value. However, from time to time, if a loan is considered impaired, a specific allocation within the allowance for loan losses may be required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and cash flows. Those impaired loans not requiring an allowance represent loans for which the value of the expected repayments or collateral exceed the recorded investments in such loans.

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property. Historical costs of other real estate owned were below fair value estimates at March 31, 2016 and December 31, 2015.

The Bank obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Generally, the third party appraisals apply the “market approach,” which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3.

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

Other equity securities.

These are mostly Federal Reserve Bank stock and Federal Home Loan Bank stock, carried in Other Assets. They are not traded, and not available for sale, but rather have a stated value that does not change.

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

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2016:

March 31, 2016	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,737	$37,737	$37,737
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	329,396	329,396	4,038	325,358
Loans	746,610	737,339			$737,339
Other equity securities	6,756	6,756			6,756
Accrued interest receivable	4,603	4,603	4,603

Financial liabilities:

Deposits	1,030,251	1,030,842	904,821	126,021
Note payable	4,800	4,800		4,800
Accrued interest payable	244	244	244

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,741			1,741

The carrying amount of loans include $6,882,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2016. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2015:

December 31, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,314	$12,314	$12,314
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	329,207	329,207	7,000	322,207
Loans	733,977	725,196			$725,196
Other equity securities	6,748	6,748			6,748
Accrued interest receivable	4,511	4,511	4,511

Financial liabilities:

Deposits	983,199	983,771	857,759	125,430
Federal Home Loan Bank advances	17,000	17,000		17,000
Note payable	4,950	4,950		4,950
Accrued interest payable	236	236	236

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,673			1,673

The carrying amounts of loans include $7,915,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2015. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Recent Accounting Pronouncements

 In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. GAAP requires that during the amendment period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this Update eliminate the requirement to retrospectively account for those adjustments. These amendments in this Update are effective for fiscal years beginning after December 15, 2015. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016 FASB issued ASU 2016-1, Financial Instruments-overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. Before the global financial crisis that began in 2008, both the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) began a joint project to improve and to achieve convergence of their respective standards on the accounting for financial instruments. The global economic crisis further highlighted the need for improvement in the accounting models for financial instruments in today’s complex economic environment. As a result, the main objective in developing this Update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public business entities, the amendments in this Update address certain aspects of recognition measurement. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016 FASB issued ASU 2016-2, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 30, 2016 FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB No. 123(R), Share-Based Payment. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

Net interest income for the quarter ended March 31, 2016 was $10,709,000, compared to $8,554,000 for the quarter ended March 31, 2015, an increase of $2,155,000, or 25%. Yields on interest earning assets rose 1 basis point in the quarter ended March 31, 2016 when compared to the same quarter in 2015. Net interest income is the primary determinant in our ability to generate sustainable earnings.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,
	2016			2015
(Dollar amounts In thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$743,282	$9,871	5.34%	$587,903	$7,710	5.32%
Taxable securities (3)	201,677	978	1.95%	176,781	830	1.90%
Nontaxable securities (3)	127,626	941	2.97%	81,458	686	3.42%
Federal funds sold	—	—	n/a	—	—	n/a
Interest time deposits-other fin institutions	205	1	1.96%	2,783	14	2.04%
Total interest earning assets	1,072,790	11,791	4.42%	848,925	9,240	4.41%

NONINTEREST EARNING ASSETS:
Cash and due from banks	24,723			30,995
Premises and equipment	10,211			10,842
Other assets	38,768			28,551
Total noninterest earning assets	73,703			70,388
TOTAL ASSETS	$1,146,493			$919,313

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$108,825	38	0.14%	$88,778	18	0.08%
Money market	434,187	521	0.48%	320,916	289	0.37%
Savings	81,473	23	0.11%	69,539	17	0.10%
Time deposits	124,938	201	0.65%	104,269	130	0.51%
FHLB advances	6,714	8	0.48%	1,000	1	0.41%
Note payable	4,890	57	4.69%	5,489	59	4.36%
Total interest bearing liabilities	761,027	848	0.45%	589,991	514	0.35%

NONINTEREST BEARING LIABILITIES:
Demand deposits	262,845			218,216
Other liabilities	16,402			12,966
Total noninterest bearing liabilities	279,247			231,182

TOTAL LIABILITIES	1,040,274			821,173
Stockholders’ equity	106,219			98,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146,493			$919,313

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$10,943	4.10%		$8,726	4.17%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $579,000 and $395,000 for the quarters ended March 31, 2016 and 2015, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $234,000 and $172,000 for the quarters ended March 31, 2016 and 2015, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The Net Interest Income and Average Balances table, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2016 and 2015. The principal interest earning assets are loans, from a volume, as well as, from an earnings rate perspective. Yields on loans have increased during the first quarter of 2016 due to prepayment penalties realized on loans that were repaid prior to maturity.

For the quarter ended March 31, 2016, average gross loans outstanding represented 69% of average earning assets. For the quarter ended March 31, 2015, they represented 69% of average earning assets.

Interest earning assets consist primarily of loans that are originated by or purchased by the Bank and investment securities that are purchased from broker dealers. An investment in loans is the Bank’s most valuable earning asset. Deposit liabilities are obtained through the Bank’s branch offices. Demand deposits are the Bank’s most profitable deposit account.

TABLE 2
	RATE/VOLUME VARIANCE ANALYSIS
(Dollar amounts in thousands)	Three months ended March 31,
	2016 compared to 2015
	Increase(decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$2,161	$123	$2,038
Taxable securities	148	27	121
Nontaxable securities (1)	255	(85)	340
Int time deposits-other financial institutions	(13)	—	(13)
Total	2,551	65	2,486
INTEREST BEARING LIABILITIES
Demand deposits	(20)	(16)	(4)
Money market	(232)	(96)	(136)
Savings	(6)	(3)	(3)
Time deposits	(71)	(45)	(26)
FHLB advances	(7)		(7)
Note payable	2	(4)	6
Total	(334)	(164)	(170)
NET INTEREST INCOME	$2,217	$(99)	$2,316

(1)	Includes tax equivalent adjustments of $234,000 and $172,000 in the three months ended March 31, 2016, and March 31, 2015, respectively.
(2)	Increases (decreases) shown are in relation to their effect on net interest income.
38

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME
(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2016	2015	Amount	Percent
Service charges	$621	$611	$10	1.6%
Gain on available-for-sale securities	184	69	115	166.7%
Bank owned life insurance policy earnings	100	84	16	19.0%
Other income	237	314	(77)	-24.5%
Total noninterest income	$1,142	1,078	$64	5.9%

Noninterest income consists mainly of service charges on deposits, and earnings on bank owned life insurance policies. During the first quarter of 2016, the Bank sold approximately $12,282,000 in investment securities for a pre-tax gain of $184,000. During the first quarter of 2015, the Bank sold $12,272,000 in investment securities for a pre-tax gain of $69,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE
(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2016	2015	Amount	Percent
Salaries and employee benefits	$4,938	$4,302	$636	14.8%
Occupancy expense	631	668	(37)	-5.5%
Equipment expense	434	405	29	7.2%
Professional fees	387	387	—	n/a
FDIC assessment	150	150	—	n/a
Telephone, postage & supplies	295	289	6	2.1%
Advertising expense	117	99	18	18.2%
Data processing expense	192	134	58	43.3%
Low income housing expense	71	71	—	n/a
Surety insurance	87	88	(1)	-1.1%
Directors expense	72	72	—	n/a
Other real estate owned expense, net	(10)	—	(10)	n/a
Other expense	423	278	145	52.2%
Total noninterest expense	$7,787	$6,943	$844	12.2%

Increased salary and employee benefits expenses in the first quarter of 2016 compared to the same period one year ago were the result of staffing increases related to the acquisition of America California Bank and normal salary progression. Data processing expense increases were related to post acquisition data processing consolidation measures that occurred during the first quarter of 2016.

Provision for Loan Losses

There was a provision for loan losses of $75,000 for the three-month periods ended March 31, 2016 and a provision for loan losses of $75,000 for the same period in March 31, 2015. The allowance for loan losses was $9,943,000 or 1.33% of total gross loans at March 31, 2016, compared to $9,970,000 or 1.36% of total gross loans at December 31, 2015. During the first quarter of 2016, $169,000 in loans was charged off, compared to $51,000 in the same period in 2015. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended March 31, 2016 was 35.7% compared to 31.2% for the quarter ended March 31, 2015. The increase is the direct result of a higher proportion of fully taxable income realized during the first quarter of 2016. Tax preference items which otherwise lowered our effective tax rate below full statutory rates during the first quarter of 2016 and 2015 included non-taxable interest income derived from municipal loans and investment securities and available Low Income Housing tax credits.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2016, are adequate to meet its operating needs in 2016 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,160,978,000 at March 31, 2016 from $1,124,349,000 at December 31, 2015, an increase of $36,629,000. The principal source of this increase was a $25,423,000 increase in cash and due from banks, an increase of $11,244,000 in net loans and a net decrease of $38,000 in all other assets.

Loans. Gross loans (before net loan fees) at March 31, 2016 were $745,263,000, an increase of $11,286,000 or 1.5% from December 31, 2015. Gross commercial real estate loans increased $12,090,000, real estate construction loans decreased $2,350,000, real estate multi- family loans decreased $3,698,000, real estate loans secured by 1 to 4 family residences increased $1,568,000, commercial and industrial loans increased $3,575,000, and consumer loans increased by $101,000. The loan portfolio breakdown was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31		December 31
(Dollar amounts in thousands)	2016	Percent	2015	Percent
Commercial real estate	$412,083	55%	$399,993	55%
Real estate construction	42,466	6%	44,816	6%
Real estate multi family	59,899	8%	63,597	9%
Real estate 1 to 4 family	173,532	23%	171,964	23%
Commercial & industrial	55,608	7%	52,033	7%
Consumer loans	1,675	0%	1,574	0%
Gross loans	745,263	100%	733,977	100%
Net deferred loan fees	(1,329)	0%	(1,260)	0%
Total	$743,934	100%	$732,717	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2016, and March 31, 2015, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2016	March 31, 2015
Balance, beginning of period	$9,970	$9,700
Provision for loan losses	75	75
Recoveries	67	20
Amounts charged off	(169)	(51)
Balance, end of period	$9,943	$9,744
41

During the first quarter of 2016, there was a provision of $75,000. During the same period in 2015, the provision was $75,000. The provision level was considered appropriate given the declining risk levels within the Bank’s loan portfolio.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2016. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2016, there was $7,937,000 in nonperforming assets, compared to $8,941,000 at December 31, 2015. Nonaccrual loans were $6,882,000 at March 31, 2016, compared to $7,915,000 at December 31, 2015. There were no loans past due 90 days and still accruing at either date.

There was $1,055,000 in other real estate owned at March 31, 2016, and $1,026,000 at December 31, 2015. Management intends to aggressively market our other real estate owned. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2016, were $1,030,251,000 compared to $983,189,000 on December 31, 2015. Of these totals, noninterest-bearing demand deposits were $265,947,000 or 25.8% of the total on March 31, 2016, and $263,822,000 or 26.8% on December 31, 2015. Time deposits were $124,410,000 on March 31, 2016, and $125,430,000 on December 31, 2015.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2016:

TABLE 7

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$17,358	$23,990	$41,348
Over three through six months	12,550	3,498	16,048
Over six through twelve months	22,961	13,374	36,335
Over twelve months	21,905	8,774	30,679
Total	$74,774	$49,636	$124,410
42

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2016 and December 31, 2015 for the Bank:

TABLE 8				Minimum “Well
	March 31,	December 31,		Capitalized”
Regulatory Capital Ratios	2016	2015		Requirements
Total Regulatory Capital Ratio	13.25%	13.35	% ≥	10.00%
Tier 1 Capital Ratio	12.06%	12.14	% ≥	6.00%
Leverage Ratios	9.10%	9.08	% ≥	5.00%
Common equity Tier 1 Capital Ratio	12.06%	12.14	% ≥	4.50%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2016, liquid assets were $367,338,000, or 31.6% of total assets. As of December 31, 2015, liquid assets were $341,726,000, or 30.4% of total assets. Liquidity consists of cash and due from banks, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2016, and December 31, 2015, respectively, net loans were at 71% and 74% of deposits. See the consolidated statements of Cash Flows under Item 1 for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2016 and December 31, 2015, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $174,070,000 and $167,254,000 at March 31, 2016 and December 31, 2015, respectively. As a percentage of net loans, these off-balance sheet items represent 00.00% and 23.14% respectively. The Company does not expect all commitments are expected to be funded.

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

43

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended March 31, 2016. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of March 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

44

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2015 Form 10K.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The purpose of this legislation was to bring about regulatory changes and oversight that would help stop past abuses from recurring in the future. This legislation gives additional powers to the FDIC and the Federal Reserve Bank that they may use in the execution of their duties as regulators and overseers of the banking industry. It also created a federal consumer protection agency named the Consumer Financial Protection Bureau (“CFPB”). All existing consumer laws and regulations have been transferred to the CFPB. This Act has enabled regulators to issue numerous new banking regulations and requirements that have not yet been fully developed or promulgated. The ultimate effect the Act has on the Company’s operations will ultimately be determined by the significance of the new banking regulations that are issued as a result of the Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c)	ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Item 6.	Exhibits
Exhibits
31:	Rule 13a-14(a)/15d-14(a) Certifications
32:	Section 1350 Certifications
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 9, 2016.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
46