Form 10-Q
period 2016-06-30
FNB BANCORP/CA/
filed 2016-08-08
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of July 31, 2016: 4,613,142 shares.

FNB BANCORP AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	June 30,	December 31,
(Dollar amounts in thousands)	2016	2015

Cash and due from banks	$20,564	$12,314
Interest-bearing time deposits with financial institutions	205	205
Securities available-for-sale, at fair value	342,420	329,207
Other equity securities	7,206	6,748
Loans, net of allowance for loan losses of $10,038 and $9,970 on June 30, 2016 and December 31, 2015	725,471	722,747
Bank premises, equipment, and leasehold improvements, net	10,114	10,202
Bank owned life insurance, net	16,050	15,845
Accrued interest receivable	4,547	4,511
Other real estate owned, net	1,247	1,026
Goodwill	4,580	4,580
Prepaid expenses	783	997
Other assets	15,393	15,967
Total assets	$1,148,580	$1,124,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$267,593	$263,822
Demand, interest bearing	112,591	102,304
Savings and money market	508,605	491,633
Time	118,700	125,430
Total deposits	1,007,489	983,189

Federal Home Loan Bank advances	7,000	17,000
Note payable	4,650	4,950
Accrued expenses and other liabilities	17,026	15,048
Total liabilities	1,036,165	1,020,187

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,607,276 shares at June 30, 2016 and 4,541,680 shares at December 31, 2015	75,944	74,805
Retained earnings	31,424	27,816
Accumulated other comprehensive earnings, net of tax	5,047	1,541
Total stockholders’ equity	112,415	104,162
Total liabilities and stockholders’ equity	$1,148,580	$1,124,349

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$9,563	$7,855	$19,434	$15,565
Interest and dividends on taxable securities	1,001	843	1,979	1,673
Interest and dividends on tax-exempt securities	730	589	1,437	1,103
Interest on deposits with other financial institutions	1	13	2	27
Total interest income	11,295	9,300	22,852	18,368
Interest expense:
Interest on deposits	709	538	1,492	992
Interest on FHLB advances	1	—	9	1
Interest on note payable	56	57	113	116
Total interest expense	766	595	1,614	1,109
Net interest income	10,529	8,705	21,238	17,259
Provision for loan losses	75	75	150	150
Net interest income after provision for loan losses	10,454	8,630	21,088	17,109
Noninterest income:
Service charges	618	627	1,239	1,238
Net gain on sale of available-for-sale securities	57	152	241	221
Earnings on Bank owned life insurance	105	87	205	171
Other income	277	401	514	715
Total noninterest income	1,057	1,267	2,199	2,345
Noninterest expense:
Salaries and employee benefits	4,876	4,111	9,814	8,413
Occupancy expense	617	646	1,248	1,314
Equipment expense	438	410	872	815
Professional fees	294	354	681	741
FDIC assessment	150	150	300	300
Telephone, postage and supplies	306	256	601	545
Advertising	183	170	300	269
Data processing expense	140	147	332	281
Low income housing expense	71	71	142	142
Surety insurance	87	88	174	176
Directors expense	72	72	144	144
Other real estate owned - expense (income), net	—	(6)	(10)	(6)
Other expense	415	320	838	598
Total noninterest expense	7,649	6,789	15,436	13,732
Earnings before provision for income tax expense	3,862	3,108	7,851	5,722
Provision for income tax expense	1,414	1,037	2,836	1,852
Net earnings	$2,448	$2,071	$5,015	$3,870

Earnings per share data:
Basic	$0.53	$0.46	$1.10	$0.86
Diluted	$0.52	$0.45	$1.07	$0.84
Weighted average shares outstanding:
Basic	4,582	4,511	4,568	4,499
Diluted	4,695	4,636	4,693	4,629

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$2,448	$2,071	$5,015	$3,870
Unrealized holding gain (loss) on available-for-sale securities, net of tax expense of $2,566 and $2,535 for three and six months ended June 30, 2016, and net of tax benefit of $954 and $34 for three and six months ended June 30, 2015.	3,692	(1,373)	3,648	(50)
Reclassification adjustment for gains on available-for-sale securities sold, net of tax of $23 and $99 for three and six months ended June 30, 2016, and $63 and $91 for three and six months ended June 30, 2015, respectively	(34)	(89)	(142)	(130)
Other comprehensive earnings (loss)	3,658	(1,462)	3,506	(180)
Total comprehensive earnings	$6,106	$609	$8,521	$3,690

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30,
	2016	2015
Cash flow from operating activities:
Net earnings	$5,015	$3,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,893	1,668
Net gain on sale of securities available-for-sale	(241)	(221)
Stock-based compensation expense	158	122
Earnings on bank owned life insurance	(205)	(171)
Increase (decrease) in net deferred loan fees	169	(45)
Provision for loan losses	150	150
Increase in accrued interest receivable	(36)	(184)
Decrease in prepaid expense	214	123
Decrease in other assets	574	1,765
Decrease in accrued expenses and other liabilities	(1,144)	(2,765)
Net cash provided by operating activities	6,547	4,312

Cash flows from investing activities
Purchase of securities available-for-sale	(42,500)	(62,042)
Proceeds from matured/called/sold securities available-for-sale	34,114	30,565
Purchase of other equity securities	(458)	(300)
Maturities of time deposits of other banks	—	646
Net investment in other real estate owned	(221)	(43)
Net (increase) decrease in loans	(3,043)	11,945
Purchases of bank premises, equipment, leasehold improvements	(449)	(141)
Net cash used in investing activities	(12,557)	(19,370)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30,
	2016	2015
Cash flows from financing activities
Net increase in demand and savings deposits	$31,030	$101,170
Net decrease in time deposits	(6,730)	(224)
Repayment of FHLB advances	(10,000)	(9,000)
Principal reduction on note payable	(300)	(300)
Cash dividends paid on common stock	(721)	(588)
Exercise of stock options	981	684
Net cash provided by financing activities	14,260	91,742
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,250	76,684
Cash and cash equivalents at beginning of period	12,314	14,978
Cash and cash equivalents at end of period	$20,564	$91,662

Additional cash flow information:
Interest paid	$1,608	$1,087
Income taxes paid	$3,599	$2,889

Non-cash investing and financing activities:
Accrued dividends	$686	$559
Change in fair value of available-for-sale securities, net of tax effect	$3,506	$(180)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The amount of stock option compensation expense for options recorded in the quarters ended June 30, 2016 and 2015 was $70,000 and $61,000, respectively. The amount of compensation expense recorded for the six months ended June 30, 2016 and 2015 was $158,000 and $122,000, respectively.

The intrinsic value for options exercised during the six months ended June 30, 2016 was $908,000. The intrinsic value for options exercisable as of June 30, 2016 was $2,999,000. The intrinsic value for options exercised during the six months ended June 30, 2015 was $625,000. The intrinsic value of options exercisable at June 30, 2015 was $3,034,000. There were no options granted for the first six months ended June 30, 2016 and 2015, respectively.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2016 was $893,000, and the weighted average period over which it will be amortized is 3.6 years.

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

Earnings per share have been computed based on the following:

(All amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$2,448	$2,071	$5,015	$3,870

Average number of shares outstanding	4,582	4,511	4,568	4,499
Effect of dilutive options	113	125	125	130
Average number of shares outstanding used to calculate diluted earnings per share	4,695	4,636	4,693	4,629

Anti-dilutive options not included	69	99	52	100

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2016
U.S. Treasury securities	$1,952	$62	$—	$2,014
Obligations of U.S. government agencies	72,769	1,283	—	74,052
Mortgage-backed securities	70,219	2,180	(22)	72,377
Obligations of states and political subdivisions	145,552	4,492	(70)	149,974
Corporate debt	43,372	631	—	44,003
	$333,864	$8,648	$(92)	$342,420
December 31, 2015
U.S. Treasury securities	$7,004	$14	$(18)	$7,000
Obligations of U.S. government agencies	84,842	168	(401)	84,609
Mortgage-backed securities	61,579	641	(557)	61,663
Obligations of states and political subdivisions	132,125	3,148	(83)	135,190
Corporate debt	41,045	50	(350)	40,745
	$326,595	$4,021	$(1,409)	$329,207

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2016 and December 31, 2015, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2016:
Mortgage-backed securities	$3,708	$(22)	$—	$—	$3,708	$(22)
Obligations of states and political subdivisions	8,691	(70)	—	—	8,691	(70)
Total	$12,399	$(92)	$—	$—	$12,399	$(92)

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015:
U. S. Treasury securities	$5,042	$(18)	$—	$—	$5,042	$(18)
Obligations of U.S. Government agencies	55,382	(338)	4,976	(62)	60,358	(401)
Mortgage-backed securities	19,458	(193)	16,714	(365)	36,172	(557)
Obligations of states and political subdivisions	14,988	(74)	1,856	(10)	16,844	(83)
Corporate debt	27,130	(300)	4,449	(50)	31,579	(350)
Total	$122,000	$(923)	$27,995	$(487)	$149,995	$(1,409)

At June 30, 2016, there were no securities in an unrealized loss position for twelve consecutive months or more. At June 30, 2016, there were 20 securities in an unrealized loss position for less than 12 consecutive months. At December 31, 2015, there were 16 securities in an unrealized loss position for greater than 12 consecutive months, and 76 securities in an unrealized loss position for under 12 months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to changes in interest rates and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

The amortized cost and carrying value of available-for-sale debt securities as of June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2016:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$13,362	$13,414
Due after one through five years	151,251	154,565
Due after five years through ten years	131,577	135,953
Due after ten years	37,674	38,488
	$333,864	$342,420

For the six months ended June 30, 2016 and June 30, 2015, respectively, gross realized gains amounted to $241,000 and $221,000, on securities sold for $20,981,000 and $19,228,000, respectively. For the twelve months ended December 31, 2015, gross realized gains amounted to $339,000 on securities sold for $27,480,000. For the six months ended June 30, 2016 and June 30, 2015, there were no gross realized losses. For the three months ended June 30, 2016 and June 30, 2015, respectively, gross realized gains amounted to $57,000 and $152,000 on securities sold for $8,699,000 and $1,916,000 respectively. For the three months ended June 30, 2016 and June 30, 2015, there were no gross realized losses.

At June 30, 2016, securities with an amortized cost of $95,865,000 and fair value of $98,181,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at June 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			June 30,
	Originated	PNCI	PCI	2016
Commercial real estate	$324,751	$72,282	$1,257	$398,290
Real estate construction	27,377	1,874	—	29,251
Real estate multi-family	73,312	9,325	—	82,637
Real estate 1 to 4 family	146,607	27,477	—	174,084
Commercial & industrial	41,946	9,420	—	51,366
Consumer	1,311	—	—	1,311
Gross loans	615,304	120,378	1,257	736,939
Net deferred loan fees	(1,430)	—	—	(1,430)
Allowance for loan losses	(10,038)	—	—	(10,038)
Net loans	$603,836	$120,378	$1,257	$725,471

				Total
(Dollar amounts in thousands)	FNB			Balance
	Bancorp			December 31,
	Originated	PNCI	PCI	2015
Commercial real estate	$314,141	$84,548	$1,304	$399,993
Real estate construction	38,909	5,907	—	44,816
Real estate multi-family	47,607	15,990	—	63,597
Real estate 1 to 4 family	153,872	18,092	—	171,964
Commercial & industrial	39,894	12,139	—	52,033
Consumer loans	1,574	—	—	1,574
Gross loans	595,997	136,676	1,304	733,977
Net deferred loan fees	(1,260)	—	—	(1,260)
Allowance for loan losses	(9,970)	—	—	(9,970)
Net loans	$584,767	$136,676	$1,304	$722,747

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

	Recorded Investment in Loans at June 30, 2016

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Loans:
Ending balance	$398,290	$29,251	$82,637	$174,084	$51,366	$1,311	$736,939

Ending balance: individually evaluated for impairment	$10,392	$2,097	$—	$4,832	$1,571	$—	$18,892

Ending balance: collectively evaluated for impairment	$387,898	$27,154	$82,637	$169,252	$49,795	$1,311	$718,047

	Recorded Investment in Loans at December 31, 2015

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$399,993	$44,816	$63,597	$171,964	$52,033	$1,574	$733,977

Ending balance: individually evaluated for impairment	$11,292	$2,154	$—	$4,218	$1,782	$—	$19,446

Ending balance: collectively evaluated for impairment	$388,701	$42,662	$63,597	$167,746	$50,251	$1,574	$714,531

	Recorded Investment in Loans at June 30, 2015

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Loans:
Ending balance	$330,303	$32,648	$51,613	$127,900	$37,745	$1,696	$581,905

Ending balance: individually evaluated for impairment	$9,544	$2,364	$—	$4,843	$1,938	$59	$18,748

Ending balance: collectively evaluated for impairment	$320,759	$30,284	$51,613	$123,057	$35,807	$1,637	$563,157

	Impaired Loans
	As of and for the three months ended June 30, 2016

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$8,725	$9,770	$—	$8,806	$171
Commercial real estate construction	2,097	2,280	—	2,126	26
Residential - 1 to 4 family	1,063	1,063	—	1,065	16
Commercial and industrial	517	517	—	521	7
Total	12,402	13,630	—	12,518	220

With an allowance recorded

Commercial real estate	$1,667	$1,667	$74	$1,679	$25
Residential - 1 to 4 family	3,769	3,793	471	3,772	31
Commercial and industrial	1,054	1,265	107	1,187	—
Total	6,490	6,725	652	6,638	56

Total

Commercial real estate	$10,392	$11,437	$74	$10,485	$196
Commercial real estate construction	2,097	2,280	—	2,126	26
Residential - 1 to 4 family	4,832	4,856	471	4,837	47
Commercial and industrial	1,571	1,782	107	1,708	7
Grand total	$18,892	$20,355	$652	$19,156	$276

	Impaired Loans
	As of and for the six months ended June 30, 2016

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$8,725	$9,770	$—	$8,722	$398
Commercial real estate construction	2,097	2,280	—	2,126	71
Residential - 1 to 4 family	1,063	1,063	—	1,067	31
Commercial and industrial	517	517	—	521	14
Total	12,402	13,630	—	12,436	514

With an allowance recorded

Commercial real estate	$1,667	$1,667	$74	$1,679	$46
Residential - 1 to 4 family	3,769	3,793	471	3,772	69
Commercial and industrial	1,054	1,265	107	1,123	2
Total	6,490	6,725	652	6,574	117

Total

Commercial real estate	$10,392	$11,437	$74	$10,401	$444
Commercial real estate construction	2,097	2,280	—	2,126	71
Residential - 1 to 4 family	4,832	4,856	471	4,839	100
Commercial and industrial	1,571	1,782	107	1,644	16
Grand total	$18,892	$20,355	$652	$19,010	$631

	Impaired Loans
	As of and for the year ended December 31, 2015

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$8,169	$9,271	$—	$8,379	$282
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential - 1 to 4 family	457	457	—	460	36
Commercial and industrial	524	524	—	731	27
Total	11,304	12,589	—	11,834	475

With an allowance recorded
Commercial real estate	$2,634	$2,638	$96	$2,664	$160
Residential - 1 to 4 family	3,761	3,782	479	3,786	149
Commercial and industrial	1,258	1,497	182	1,484	7
Total	7,653	7,917	757	7,934	316

Total
Commercial real estate	$10,803	$11,909	$96	$11,043	$442
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential - 1 to 4 family	4,218	4,239	479	4,246	185
Commercial and industrial	1,782	2,021	182	2,215	34
Grand total	$18,957	$20,506	$757	$19,768	$791

	Impaired Loans
	As of and for the three months ended June 30, 2015

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$4,411	$5,292	$—	$4,422	$63
Commercial real estate construction	2,364	2,547	—	2,366	50
Residential - 1 to 4 family	1,478	1,481	—	1,481	17
Commercial and industrial	546	791	—	555	—
Consumer	—	—	—	—	—
Total	8,799	10,111	—	8,824	130

With an allowance recorded
Commercial real estate	$5,133	$5,138	$133	$5,152	$61
Commercial real estate construction	—	—	—	—	—
Residential - 1 to 4 family	3365	3383	526	3,345	38
Commercial and industrial	1,392	1,740	236	1,527	—
Consumer	59	59	8	60	1
Total	9,949	10,320	903	10,084	100

Total
Commercial real estate	$9,544	$10,430	$133	$9,574	$124
Commercial real estate construction	2,364	2,547	—	2,366	50
Residential - 1 to 4 family	4,843	4,864	526	4,826	55
Commercial and industrial	1,938	2,531	236	2,082	—
Consumer	59	59	8	60	1
Grand total	$18,748	$20,431	$903	$18,908	$230

	Impaired Loans
	As of and for the six months ended June 30, 2015

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$4,411	$5,292	$—	$4,437	$125
Commercial real estate construction	2,364	2,547	—	2,368	68
Residential - 1 to 4 family	1,478	1,481	—	1,283	31
Commercial and industrial	546	791	—	743	18
Consumer	—	—	—	—	—
Total	8,799	10,111	—	8,831	242

With an allowance recorded
Commercial real estate	$5,133	$5,138	$133	$5,172	$130
Commercial real estate construction	—	—	—	—	—
Residential - 1 to 4 family	3,365	3,383	526	3,397	69
Commercial and industrial	1,392	1,740	236	1,563	23
Consumer	59	59	8	61	4
Total	9,949	10,320	903	10,193	226

Total
Commercial real estate	$9,544	$10,430	$133	$9,609	$255
Commercial real estate construction	2,364	2,547	—	2,368	68
Residential - 1 to 4 family	4,843	4,864	526	4,680	100
Commercial and industrial	1,938	2,531	236	2,306	41
Consumer	59	59	8	61	4
Grand total	$18,748	$20,431	$903	$19,024	$468

Nonaccrual loans totaled $8,182,000 and $7,915,000 as of June 30, 2016 and December 31, 2015. The difference between impaired loan and nonaccrual loan classifications are loans that have been restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible are considered impaired loans.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	June 30,	December 31,
	2016	2015
Commercial real estate	$5,862	$6,021
Real estate - construction	746	—
Real estate 1 to 4 family	531	636
Commercial and industrial	1,054	1,258
Consumer	—	—
Total	$8,193	$7,915

Interest income on impaired loans of $631,000 and $468,000 was recognized for cash payments received during the six months ended June 30, 2016 and June 30, 2015 respectively. $791,000 was recognized for cash payments received during the year ended December 31, 2015. Interest income on impaired loans for cash payments received during the three month period ended June 30, 2016 was $277,000 and $270,000 for the three months ended June 30, 2015 respectively. The amount of interest on impaired loans not collected for the six months ended June 30, 2016 was $275,000, and for the six months ended June 30, 2015 was $198,000. For the year ended December 31, 2015 it was $460,000. For the three months ended June 30, 2016, it was $143,000; for the three months ended June 30, 2015 it was $92,000. The cumulative amount of unpaid interest on impaired loans was $3,680,000 at June 30, 2016, and $3,405,000 at the year ended December 31, 2015.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	June 30, 2016			December 31, 2015
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$4,532	$1,257	$5,789	$4,775	$—	$4,775
Real Estate construction	1,226	—	1,226	1,283	—	1,283
Real estate 1 to 4 family	3,556	—	3,556	3,583	2,060	5,643
Commercial & industrial	516	981	1,497	524	1,043	1,567
Total	$9,830	$2,238	$12,068	$10,165	$3,103	$13,268

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

As of June 30, 2016, there were no commitments for additional funding of troubled debt restructurings.

During the periods ended June 30, 2016, no loans defaulted that were modified as troubled debt restructurings within the previous twelve months.

There were no loan modifications for the three months or six months ended June 30, 2016, and there were no modifications for the three months ended June 30, 2015. The following table details modifications for the six months ended June 30, 2015:

Modifications
For the six months ended June 30, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$477	$477
Total	1	$477	$477

During the period ended June 30, 2015, no loans defaulted that were modified as troubled debt restructurings within the previous twelve months following the date of restructure. All restructurings were a modification of interest rate and as a result payment. There were no principal reductions granted.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,113	$587	$211	$2,149	$841	$42	$9,943
Charge-offs	—	—	—	(12)	—	(5)	(17)
Recoveries	2	—	—	7	28	—	37
Provision	91	(183)	124	117	(70)	(4)	75
Ending balance	$6,206	404	335	2,261	$799	$33	$10,038

Ending balance individually evaluated for impairment	$74	$—	$—	$471	$107	$—	$652
Ending balance: collectively evaluated for impairment	$6,132	$404	$335	$1,790	$692	$33	$9,386

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(12)	(164)	(11)	(187)
Recoveries	4	—	—	19	82	—	105
Provision	143	(185)	92	78	28	(6)	150
Ending balance	$6,206	$404	$335	$2,261	$799	$33	$10,038

Ending balance: individually evaluated for impairment	$74	$—	$—	$471	$107	$—	$652
Ending balance: collectively evaluated for impairment	$6,132	$404	$335	$1,790	$692	$33	$9,386

	Allowance for Credit Losses
	As of and For the Year Ended December 31, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(36)	(81)
Recoveries	576	—	—	15	60	5	656
Provision	(66)	(260)	37	241	(280)	23	(305)
Ending balance	$6,059	$589	$243	$2,176	$853	$50	$9,970

Ending balance: individually evaluated for impairment	$96	$—	$—	$479	$182	$—	$757
Ending balance: collectively evaluated for impairment	$5,963	$589	$243	$1,697	$671	$50	$9,213

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$5,305	$1,420	$152	$1,845	$961	$61	$9,744
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	16	—	—	—	5	1	22
Provision	706	(723)	46	169	(118)	(5)	75
Ending balance	$6,027	$697	$198	$2,014	$848	$52	$9,836

Ending balance: individually evaluated for impairment	$133	$—	$—	$526	$236	$8	$903
Ending balance: collectively evaluated for impairment	$5,894	$697	$198	$1,488	$612	$44	$8,933

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(11)	(56)
Recoveries	22	—	—	1	18	1	42
Provision	456	(152)	(8)	93	(243)	4	150
Ending balance	$6,027	697	$198	$2,014	$848	$52	$9,836

Ending balance: individually evaluated for impairment	$133	$—	$—	$526	$236	$8	$903
Ending balance: collectively evaluated for impairment	$5,894	$697	$198	$1,488	$612	$44	$8,933

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

	Age Analysis of Past Due Loans
	As of June 30, 2016

(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$—	$140	$140	$324,611	$324,751
Real estate construction	—	—	746	746	26,631	27,377
Real estate multi family	—	—	—	—	73,312	73,312
Real estate-1 to 4 family	—	—	—	—	146,607	146,607
Commercial and industrial	710	25	1,054	1,789	40,157	41,946
Consumer	—	—	—	—	1,311	1,311
Total	$710	$25	$1,940	$2,675	$612,629	$615,304

Purchased
Not credit impaired
Commercial real estate	$500	$803	$550	$1,853	$70,429	$72,282
Real estate construction	—	—	—	—	1,874	1,874
Real estate multi-family	—	—	—	—	9,325	9,325
Real estate-1 to 4 family	—	—	—	—	27,477	27,477
Commercial and industrial	—	—	—	—	9,420	9,420
Total	$500	$803	$550	$1,853	$118,525	$120,378

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,257	$1,257
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate-1 to 4 family	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,257	$1,257

At June 30, 2016, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Age Analysis of Past Due Loans
	As of December 31, 2015

(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,541	$—	$—	$1,541	$312,600	$314,141
Real estate construction	706	725	—	1431	37,478	38,909
Real estate multi family	—	—	—	—	47,607	47,607
Real estate 1 to 4 family	1,363	737	71	2,171	151,701	153,872
Commercial & industrial	—	—	1,258	1,258	38,636	39,894
Consumer	—	—	—	—	1,574	1,574
Total	$3,610	$1,462	$1,329	$6,401	$589,596	$595,997

Purchased
Not credit impaired
Commercial real estate	$—	$—	$—	—	$84,548	$84,548
Real estate construction	—	—	—	—	5,907	5,907
Real estate multi-family	—	—	—	—	15,990	15,990
Real estate 1 to 4 family	175	—	—	175	17,917	18,092
Commercial & industrial	70	—	—	70	12,069	12,139
Total	$245	$—	$—	$245	$136,431	$136,676

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,304	$1,304
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,304	$1,304

At December 31, 2015, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Credit Quality Indicators
	As of June 30, 2016

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$321,840	$—	$2,911	$—	$324,751
Real estate construction	25,620	—	1,757	—	27,377
Real estate multi-family	73,312	—	—	—	73,312
Real estate-1 to 4 family	146,076	—	531	—	146,607
Commercial and industrial	41,392	—	546	8	41,946
Consumer loans	1,311		—	—	1,311
Totals	$609,551	$—	$5,745	$8	$615,304

Purchased
Not credit impaired
Commercial real estate	$62,796	$915	$8,571	$—	$72,282
Real estate construction	1,874	—	—	—	1,874
Real estate multi-family	9,325	—	—	—	9,325
Real estate-1 to 4 family	27,477	—	—	—	27,477
Commercial and industrial	9,328	—	92	—	9,420
Total	$110,800	$915	$8,663	$—	$120,378

Credit impaired
Commercial real estate					$1,257
Total					$1,257

	Credit Quality Indicators
	As of December 31, 2015

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$308,164	$1,857	$4,120	$—	$314,141
Real estate construction	37,850	—	1,059	—	38,909
Real estate multi-family	47,607	—	—	—	47,607
Real estate 1 to 4 family	153,285	—	587	—	153,872
Commercial & industrial	39,287	—	451	156	39,894
Consumer loans	1,574	—	—	—	1,574
Totals	$587,767	$1,857	$6,217	$156	$595,997

Purchased
Not credit impaired
Commercial real estate	$68,936	$3,455	$12,145	$12	$84,548
Real estate construction	5,907	—	—	—	5,907
Real estate multi-family	15,990	—	—	—	15,990
Real estate 1 to 4 family	18,092	—	—	—	18,092
Commercial & industrial	12,044	—	95	—	12,139
Total	$120,969	$3,455	$12,240	$12	$136,676

Purchased
Credit impaired
Commercial real estate					$1,304
Total					$1,304

NOTE F - BORROWINGS

Federal Home Loan Bank Advances

There were no overnight advances at June 30, 2016. Federal Home Loan Bank Advances outstanding during the quarter were used on an overnight basis and rolled over daily until repaid. As of December 31, 2015, there were $17,000,000 FHLB advances, consisting of $2,000,000 at 0.27% due January 4, 2016 and $15,000,000 at 0.42% due January 11, 2016..

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

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first six months of 2016 and 2015, there were no transfers between levels of fair value hierarchy.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
		at June 30, 2016, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	06/30/16	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$2,014	$2,014	$—	$—
Obligations of U.S. Government agencies	74,052	—	74,052	—
Mortgage-backed securities	72,377	—	72,377	—
Obligations of states and political subdivisions	149,974	—	149,974	—
Corporate debt	44,003	—	44,003	—
Total assets measured at fair value	$342,420	$2,014	$340,406	$—

		Fair Value Measurements
		at December 31, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/15	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,000	$7,000	$—	$—
Obligations of U.S. Government agencies	84,609	—	84,609	—
Mortgage-backed securities	61,663	—	61,663	—
Obligations of states and political subdivisions	135,190	—	135,190	—
Corporate debt	40,745	—	40,745	—
Total assets measured at fair value	$329,207	$7,000	$322,207	$—

The following tables present the recorded amounts of assets measured at fair value on a non- recurring basis:

		Fair Value Measurements
		at June 30, 2016, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	06/30/16	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real estate construction	$738	$—	$—	$738
Commercial and industrial	913	—	—	913
Total impaired loans measured at fair value	$1,651	$—	$—	$1,651

		Fair Value Measurements
		at December 31, 2015, Using
		Quoted Prices
		in Active Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/15	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$136	$—	$—	$136
Residential-1 to 4 family	301	—	—	301
Commercial and industrial	1,065	—	—	1,065
Total impaired loans measured at fair value	$1,502	$—	$—	$1,502

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment is recorded along with a corresponding reduction in the book carrying value of the property. Fair Values of other real estate owned are Level 3 measurements and based upon significant unobservable inputs.

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

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2016:

June 30, 2016	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,564	$20,564	$20,564
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	342,420	342,420	2,014	340,406
Loans	745,263	743,228			$743,228
Other equity securities	7,206	7,206			7,206
Accrued interest receivable	4,547	4,547	4,547

Financial liabilities:

Deposits	1,007,489	1,008,019	888,789	119,230
Federal Home Loan Bank advances	7,000	7,000		7,000
Note payable	4,650	4,650		4,650
Accrued interest payable	242	242	242

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,733			1,733

The carrying amount of loans includes $8,182,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2016. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2015:

December 31, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,314	$12,314	$12,314
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	329,207	329,207	7,000	322,207
Loans	733,977	725,196			$725,196
Other equity securities	6,748	6,748			6,748
Accrued interest receivable	4,511	4,511	4,511

Financial liabilities:
Deposits	983,189	983,771	857,759	126,012
Federal Home Loan Bank advances	17,000	17,000		17,000
Note payable	4,950	4,950		4,950
Accrued interest payable	236	236	236

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,673			1,673

The carrying amount of loans includes $7,915,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2015. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Recent Accounting Pronouncements

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805) –Simplifying the Accounting for Measurement-Period Adjustments. GAAP requires that during the amendment period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this Update eliminate the requirement to retrospectively account for those adjustments. These amendments in this Update are effective for fiscal years beginning after December 15, 2015. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

In January 2016 FASB issued ASU 2016-01, Financial Instruments-overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. Before the global financial crisis that began in 2008, both the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) began a joint project to improve and to achieve convergence of their respective standards on the accounting for financial instruments. The global economic crisis further highlighted the need for improvement in the accounting models for financial instruments in today’s complex economic environment. As a result, the main objective in developing this Update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public business entities, the amendments in this Update address certain aspects of recognition measurement. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016 FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606); Principal versus agent considerations (reporting revenue gross versus net) The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 30, 2016 FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718);Improvements to employee share-based payment accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU2016-0-9 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In June 2016 FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). Measurement of Credit Losses. The amendments in this Update require a financial measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Earnings Analysis

Net interest income for the quarter ended June 30, 2016 was $10,529,000, compared to $8,705,000 for the quarter ended June 30, 2015, an increase of $1,824,000 or 20.95%. Net interest income for the six months ended June 30, 2016 was $21,238,000, compared to $17,259,000 for the six months ended June 30, 2015.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and six-month periods ended June 30, 2016 compared to the three-and six-month periods ended June 30, 2015.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Three months ended June 30,
	2016			2015
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$740,097	$9,563	5.13%	$590,872	$7,855	5.39%
Taxable securities	204,236	730	1.42%	180,977	843	1.89%
Nontaxable securities (3)	134,932	1,243	3.65%	97,474	786	3.27%
Interest time deposits in other financial institutions	205	1	1.94%	2,493	13	2.11%
Total interest earning assets	1,079,470	11,537	4.24%	871,816	9,497	4.37%

Cash and due from banks	26,880			42,613
Premises	10,225			10,647
Other assets	39,497			28,117
Total noninterest earning assets	76,602			81,377
TOTAL ASSETS	$1,156,072			$953,193

Demand, int bearing	$117,844	30	0.10%	$98,536	30	0.12%
Money market	435,208	463	0.42%	326,880	349	0.43%
Savings	82,235	21	0.10%	76,679	20	0.11%
Time deposits	122,816	195	0.63%	105,955	139	0.53%
FHLB advances	1,143	1	0.35%	—	—	n/a
Note payable	4,737	56	4.69%	5,338	57	4.33%
Total interest bearing liabilities	763,983	766	0.40%	613,388	595	0.39%

NONINTEREST BEARING LIABILITIES:
Demand deposits	266,633			228,560
Other liabilities	16,392			11,544
Total noninterest bearing liabilities	283,025			240,104

TOTAL LIABILITIES	1,047,008			853,492
Stockholders’ equity	109,064			99,701

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,156,072			$953,193

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$10,771	3.96%		$8,902	4.14%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $434,000 and $367,000 for the quarters ended June 30, 2016 and 2015, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $242,000 and $197,000 for the quarters ended June 30, 2016 and 2015, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Six months ended June 30,
	2016			2015
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$741,689	$19,434	5.25%	$589,396	$15,565	5.33%
Taxable securities	202,957	1,979	1.96%	178,891	1,673	1.89%
Nontaxable securities (3)	131,279	1,913	2.92%	89,510	1,472	3.32%
Interest time deposits in other financial institutions	205	2	1.96%	2,637	27	2.06%
Tot interest earning assets	1,076,130	23,328	4.35%	860,434	18,737	4.39%

Cash and due from banks	25,802			36,836
Premises	10,218			10,744
Other assets	39,133			28,333
Tot noninterest earning assets	75,153			75,913
TOTAL ASSETS	$1,151,283			$936,347

Demand, int bearing	$113,334	68	0.12%	$93,684	48	0.10%
Money market	434,698	986	0.45%	323,914	638	0.40%
Savings	81,854	42	0.10%	73,129	37	0.10%
Time deposits	123,877	396	0.64%	105,116	269	0.52%
FHLB advances	3,929	9	0.46%	497	1	0.41%
Note payable	4,813	113	4.71%	5,414	116	4.32%
Tot interest bearing liabilities	762,505	1,614	0.42%	601,754	1,109	0.37%

Demand deposits	264,739			223,417
Other liabilities	16,397			12,252
Tot noninterest bearing liabilities	281,136			235,669
TOTAL LIABILITIES	1,043,641			837,423
Stockholders’ equity	107,642			98,924

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,151,283			$936,347

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$21,714	4.05%		$17,628	4.13%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned included loan fees of $1,013,000 and $681,000 for the six months ended June 30, 2016 and 2015, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $476,000 and $562,000 for the six months ended June 30, 2016 and 2015, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The various components that contributed to changes in net interest income for the three and six months ended June 30, 2016 and 2015 are shown above in Tables 1 and 2. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended June 30, 2016, average loans outstanding represented 68.6% of average earning assets. For the quarter ended June 30, 2015, they represented 67.8% of average assets. For the six months ended June 30, 2016 and 2015, average loans outstanding represented 68.9% and 68.5%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 decreased from 4.37% to 4.24%, or 13 basis points. Average loans increased by $149,225,000, quarter over quarter, while their yield decreased from 5.39% to 5.13%, or 26 basis points. Interest income on total interest earning assets for the quarter increased $2,040,000 or 21.5% on a fully-taxable equivalent basis.

New customer deposits have been primarily in DDA, NOW and Money Market accounts during the first six months of 2016. The low rates being offered on term deposits coupled with the possible increase in short term rates by the FOMC are, in part, the underlying reason for this migration.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, interest income on interest earning assets increased $4,591,000 or 24.5% on a fully-taxable equivalent basis, and average earning assets increased $215,696,000, or 25.1%. Average loans increased by $152,293,000, or 25.8%. Interest on loans increased $3,869,000 or 24.9%, while the yield decreased 8 basis points, or 1.5%. The cost on total interest bearing liabilities increased from 0.37% to 0.42%. Time deposit averages increased $18,761,000 or 17.8%. Their yield increased 12 basis points, or 0.1%. Money market deposit average balances increased $110,784,000, or 34.2%, and their cost increased $348,000, or 54.5%.

For the three and six month periods ended June 30, 2016 and June 30, 2015, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Three Months Ended June 30, 2016 Compared to 2015
(Dollar amounts in thousands)		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$1,708	$(220)	$1,928
Taxable securities	(113)	(196)	83
Nontaxable securities (1)	457	112	345
Interest on time deposits with other financial institutions	(12)	(1)	(11)
Total	$2,040	$(305)	$2,345

INTEREST BEARING LIABILITIES
Demand deposits	$—	$6	(6)
Money market	(114)	1	(115)
Savings deposits	(2)	—	(2)
Time deposits	(56)	(34)	(22)
FHLB advances	(1)	(1)	—
Note payable	2	(5)	7
Total	$(171)	$(33)	$(138)
NET INTEREST INCOME	$1,869	$(338)	$2,207

(1)	Includes tax equivalent adjustment of $242,000 and $197,000 in the three months ended June 30, 2016 and June 30, 2015, respectively.

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS

	Six Months Ended June 30, 2016 Compared to 2015
(Dollar amounts in thousands)		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$3,869	$(153)	$4,022
Taxable securities	306	81	225
Nontaxable securities (1)	441	(168)	609
Interest on time deposits with other financial institutions	(25)	—	(25)
Total	$4,591	$(240)	$4,831

INTEREST BEARING LIABILITIES
Demand deposits	$(20)	$(10)	$(10)
Money market	(348)	(130)	(218)
Savings deposits	(5)	—	(5)
Time deposits	(127)	(79)	(48)
FHLB advances	(8)	—	(8)
Note payable	9	(5)	14
Total	$(499)	$(224)	$(275)
NET INTEREST INCOME	$4,092	$(464)	$4,556

(1)	Includes tax equivalent adjustment of $476,000 and $585,000 in the six months ended June 30, 2016 and June 30, 2015, respectively.

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME

	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2016	2015	Amount	Percent
Service charges	$618	$627	$(9)	-1.4%
Net gain on sale of available-for-sale securities	57	152	(95)	-62.5%
Bank-owned life insurance policy earnings	105	87	18	20.7%
Other income	277	401	(124)	-30.9%
Total noninterest income	$1,057	$1,267	$(210)	-16.6%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2016	2015	Amount	Percent
Service charges	$1,239	$1,238	$1	0.1%
Net gain on sale of available-for-sale securities	241	221	20	9.0%
Bank-owned life insurance policy earnings	205	171	34	19.9%
Other income	514	715	(201)	-28.1%
Total noninterest income	$2,199	$2,345	$(146)	-6.2%

Noninterest income consists mainly of service charges on deposits, and earnings on bank owned life insurance policies. During the second quarter of 2016, the Bank sold approximately $8,699,000 in investment securities for a pre-tax gain of $57,000. During the second quarter of 2015, the Bank sold $1,916,000 in investment securities for a pre-tax gain of $152,000. During the six months ended June 30, 2016, the Bank sold approximately $20,981,000 in investment securities for a pre-tax gain of $241,000. During the six months ended June 30, 2015, the Bank sold approximately $19,228,000 in investment securities for a pre-tax gain of $221,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE

	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2016	2015	Amount	Percent
Salaries and employee benefits	$4,876	$4,111	$765	18.6%
Occupancy expense	617	646	(29)	-4.5%
Equipment expense	438	410	28	6.8%
Professional fees	294	354	(60)	-16.9%
FDIC assessment	150	150	—	n/a
Telephone, postage and supplies	306	256	50	19.5%
Advertising	183	170	13	7.6%
Data processing expense	140	147	(7)	-4.8%
Low income housing expenses	71	71	—	n/a
Surety insurance	87	88	(1)	-1.1%
Directors expense	72	72	—	n/a
Other real estate owned expense (income), net	—	(6)	6	-100.0%
Other expense	415	320	95	29.7%
Total noninterest expense	$7,649	$6,789	$860	12.7%

	NONINTEREST EXPENSE

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2016	2015	Amount	Percent
Salaries and employee benefits	$9,814	$8,413	$1,401	16.7%
Occupancy expense	1,248	1,314	(66)	-5.0%
Equipment expense	872	815	57	7.0%
Professional fees	681	741	(60)	-8.1%
FDIC assessment	300	300	—	n/a
Telephone, postage and supplies	601	545	56	10.3%
Advertising	300	269	31	11.5%
Data processing expense	332	281	51	18.1%
Low income housing expenses	142	142	—	n/a
Surety insurance	174	176	(2)	-1.1%
Directors expense	144	144	—	n/a
Other real estate owned expense (income), net	(10)	(6)	(4)	66.7%
Other expense	838	598	240	40.1%
Total noninterest expense	$15,436	$13,732	$1,704	-102.1%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended June 30, 2016 compared to three months ended June 30, 2015, salaries and benefits represented 64% and 61% of total noninterest expenses. During the six months ended June 30, 2016 compared to the six months ended June 30, 2015, salaries and benefits represented 64% and 61% of total noninterest expenses. Increases in salary and employee benefits were related to the America California Bank acquisition and normal salary progression. Increases in telephone, postage, supplies, data processing and other expenses were primarily attributable to the America California Bank acquisition.

Provision for Loan Losses

During the six months ended June 30, 2016, there was a provision for loan losses of $150,000 compared to $150,000 for the same period in 2015. The allowance for loan losses was $10,038,000 or 1.36% of total gross loans at June 30, 2016, compared to $9,970,000 or 1.36% of total gross loans at December 31, 2015. During the six months ended June 30, 2016, $187,000 in loans were charged off, compared to $56,000 in the same period in 2015. During the 3 months ended June 30, 2016, there was a provision for loan losses of $75,000, and during the 3 months ended June 30, 2015, the provision for loan losses was $75,000. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended June 30, 2016 was 36.6% compared to 33.4% for the quarter ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 was an effective tax rate of 36.1% and 32.4%, respectively. Tax preference items which have a significant effect on our effective tax rate are changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on tax advantaged municipal debt securities.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2016, are adequate to meet its operating needs in 2016 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,148,580,000 at June 30, 2016 from $1,124,349,000 at December 31, 2015, an increase of $24,231,000. The principal sources of this increase was an increase of $8,250,000 in cash and due from banks, an increase of $13,213,000 in securities available for sale and an increase of $2,724,000 in loans. Asset growth occurs primarily from the retention of net earnings and increases in the deposit portfolio or our borrowing positions.

Loans. Gross loans (before net loan fees) at June 30, 2016 were $736,939,000, an increase of $2,962,000 or 0.4% from December 31, 2015. Gross commercial real estate loans decreased $410,000, real estate construction loans decreased $15,565,000, real estate multi- family loans increased $19,040,000, real estate loans secured by 1 to 4 family residences increased $2,120,000, commercial and industrial loans decreased $667,000, and consumer loans decreased by $263,000. The loan portfolio breakdown was as follows:

TABLE 7	LOAN PORTFOLIO

	June 30,	Percent	December 31,	Percent
(Dollar amounts in thousands)	2016		2015
Commercial real estate	$398,290	54%	$399,993	54%
Real estate construction	29,251	4%	44,816	7%
Real estate multi family	82,637	11%	63,597	9%
Real estate-1 to 4 family	174,084	24%	171,964	22%
Commercial & industrial	51,366	7%	52,033	9%
Consumer loans	1,311	—	1,574	—
Gross loans	736,939	100%	733,977	100%
Net deferred loan fees	(1,430)	—	(1,260)	—
Total	$735,509	100%	$732,717	100%

Allowance for loan losses. Management of the Company is responsible for assessing the overall risks within the Bank’s loan portfolio, assessing the specific loss expectancy, and determining the adequacy of the allowance for loan losses. The level of the allowance is determined by internally generating credit quality ratings, reviewing economic conditions in the Company’s market area, and considering the Company’s historical loan loss experience. The Company’s management considers changes in national and local economic conditions, as well as the condition of various market segments. It also reviews any changes in the nature and volume of the portfolio. Management monitors for the existence and effect of any concentrations of credit, and changes in the level of such concentrations. It also reviews the effect of external factors, such as competition and legal and regulatory requirements. Finally, the Company is committed to maintaining an adequate allowance, identifying credit weaknesses by consistent review of loans, and maintaining the ratings and changing those ratings in a timely manner as circumstances change.

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2016, and June 30, 2015, respectively is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES

	Six months ended June 30,
(Dollar amounts in thousands)	2016	2015
Balance, beginning of period	$9,970	$9,700
Provision for loan losses	150	150
Recoveries	105	42
Amounts charged off	(187)	(56)
Balance, end of period	$10,038	$9,836

During the six months ended June 30, 2016, there was a provision of $150,000. During the same period in 2015, there was a provision of $150,000.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at June 30, 2016. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2016, there was $9,429,000 in nonperforming assets, compared to $8,941,000 at December 31, 2015. Increases in non-performing assets during the second quarter of 2016 are isolated to individual credit situations and not indicative of problems that would apply to specific loan or industry types.

Nonaccrual loans were $8,182,000 at June 30, 2016, compared to $7,915,000 at December 31, 2015. There were no loans past due 90 days and still accruing at either date.

Management intends to aggressively market our other real estate owned. While management believes this property will sell, there can be no assurance that the property will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2016, were $1,007,489,000 compared to $983,189,000 on December 31, 2015. Of these totals, noninterest-bearing demand deposits were $267,593,000 or 26.6% of the total on June 30, 2016, and $263,822,000 or 26.8% on December 31, 2015. Time deposits were $118,700,000 on June 30, 2016, and $125,430,000 on December 31, 2015.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2016:

TABLE 9

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$15,398	$4,261	$19,659
Over three through six months	13,962	24,097	38,059
Over six through twelve months	21,278	9,981	31,259
Over twelve months	21,536	8,187	29,723
Total	$72,174	$46,526	$118,700

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at June 30, 2016 and December 31, 2015 for the Bank:

TABLE 10				Minimum “Well
	June 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2016	2015		Requirements
Total Regulatory Capital Ratio	13.53%	13.35%	≥	10.00%
Tier 1 Capital Ratio	12.33%	12.14%	≥	6.00%
Leverage Ratios	9.21%	9.08%	≥	5.00%
Common Equity Tier 1 Capital Ratio	12.33%	12.14%	≥	4.50%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2016, liquid assets were $363,189,000, or 31.6% of total assets. As of December 31, 2015, liquid assets were $341,726,000, or 30.4% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2016, and December 31, 2015, respectively, net loans were at 72.0% and 73.5% of deposits. See the Consolidated Statements of Cash Flows under Item I for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2016 and December 31, 2015, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $173,331,000 and $167,254,000 at June 30, 2016 and December 31, 2015, respectively. As a percentage of net loans, these off-balance sheet items represent 23.89% and 23.14% respectively. The Company does not expect all commitments to be funded.

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

(a)   Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended June 30, 2016. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of June 30, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The purpose of this legislation was to bring about regulatory changes and oversight that would help stop past abuses from recurring in the future. This legislation gives additional powers to the FDIC and the Federal Reserve Bank that they may use in the execution of their duties as regulators and overseers of the banking industry. It also created a federal consumer protection agency named the Consumer Financial Protection Bureau (“CFPB”). All existing consumer laws and regulations have been transferred to the CFPB. This Act has enabled regulators to issue numerous new banking regulations and requirements that have not yet been fully developed or promulgated. The effect the Act has on the Company’s operations will ultimately be determined by the significance of the new banking regulations that are issued as a result of the Act.

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

FNB BANCORP
(Registrant)
Dated:

August 8, 2016.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
56