Form 10-Q
period 2016-09-30
FNB BANCORP/CA/
filed 2016-11-07
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of October 20, 2016: 4,616,901 shares.

FNB BANCORP AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
(Dollar amounts in thousands)	2016	2015
Cash and due from banks	$17,342	$12,314
Interest-bearing time deposits with financial institutions	204	205
Securities available-for-sale, at fair value	358,877	329,207
Other equity securities	7,206	6,748
Loans, net of allowance for loan losses of $10,092 and $9,970 on September 30, 2016 and December 31, 2015	741,407	722,747
Bank premises, equipment, and leasehold improvements, net	9,918	10,202
Bank owned life insurance	16,145	15,845
Accrued interest receivable	4,544	4,511
Other real estate owned, net	1,346	1,026
Goodwill	4,580	4,580
Prepaid expenses	670	997
Other assets	15,309	15,967
Total assets	$1,177,548	$1,124,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$285,767	$263,822
Demand, interest bearing	110,147	102,304
Savings and money market	491,047	491,633
Time	116,496	125,430
Total deposits	1,003,457	983,189

Federal Home Loan Bank advances	37,000	17,000
Note payable	4,500	4,950
Accrued expenses and other liabilities	18,847	15,048
Total liabilities	1,063,804	1,020,187

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,616,076 shares at September 30, 2016 and 4,541,680 shares at December 31, 2015	76,065	74,805
Retained earnings	33,123	27,816
Accumulated other comprehensive income, net of tax	4,556	1,541
Total stockholders’ equity	113,744	104,162
Total liabilities and stockholders’ equity	$1,177,548	$1,124,349

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$9,301	$8,309	$28,735	$23,874
Interest on taxable securities	1,065	924	3,044	2,597
Interest on tax-exempt securities	750	651	2,187	1,754
Interest time deposits with other financial institutions	1	9	3	36
Total interest income	11,117	9,893	33,969	28,261
Interest expense:
Interest on deposits	657	635	2,149	1,625
Interest on Federal Home Loan Bank advances	10	1	19	2
Interest on note payable	54	57	167	173
Total interest expense	721	693	2,335	1,800
Net interest income	10,396	9,200	31,634	26,461
Provision for loan losses	—	75	150	225
Net interest income after provision for loan losses	10,396	9,125	31,484	26,236
Noninterest income:
Service charges	623	618	1,862	1,854
Net gain on sale of available-for-sale securities	140	29	381	250
Bank-owned life insurance earnings	95	90	300	261
Other income	249	287	763	1,002
Total noninterest income	1,107	1,024	3,306	3,367
Noninterest expense:
Salaries and employee benefits	4,821	4,100	14,635	12,513
Occupancy expense	645	592	1,893	1,906
Equipment expense	445	718	1,317	1,533
Professional fees	298	334	979	1,075
FDIC assessment	150	150	450	450
Telephone, postage and supplies	300	237	901	782
Advertising	104	112	404	381
Data processing expense	147	659	479	940
Low income housing expense	71	70	213	212
Surety insurance	88	122	262	298
Directors expense	72	72	216	216
Other real estate owned expense (income), net	—	—	(10)	(6)
Other expense	372	313	1,210	911
Total noninterest expense	7,513	7,479	22,949	21,211
Earnings before provision for income taxes	3,990	2,670	11,841	8,392
Provision for income taxes	1,546	431	4,382	2,283
Net earnings	2,444	2,239	7,459	6,109

Earnings per share data:
Basic	$0.53	$0.49	$1.63	$1.36
Diluted	$0.52	$0.48	$1.59	$1.32

Weighted average shares outstanding:
Basic	4,612	4,524	4,582	4,508
Diluted	4,717	4,643	4,700	4,635

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$2,444	$2,239	$7,459	$6,109
Unrealized holding gain on available-for-sale securities, net of tax expense of $399 and $2,251 for three and nine months ended September 30, 2016, and net of tax expense of $988 and $953 for three and nine months ended September 30, 2015, respectively	574	1,422	3,240	1,372
Reclassification adjustment for gain on available-for-sale securities sold, net of tax benefit of $57 and $156 for three and nine months ended September 30, 2016, and $12 and $103 for three and nine months ended September 30, 2015, respectively	(83)	(17)	(225)	(147)
Other Comprehensive Earnings	491	1,405	3,015	1,225
Total comprehensive earnings	$2,935	$3,644	$10,474	$7,334

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2016	2015
Cash flow from operating activities:
Net earnings	$7,459	$6,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(381)	(250)
Depreciation, amortization and accretion	2,872	2,553
Stock-based compensation expense	227	183
Earnings on bank owned life insurance	(300)	(261)
Increase in net deferred loan fees	254	51
Provision for loan losses	150	225
Increase in accrued interest receivable	(33)	(288)
Decrease in prepaid expense	327	1,976
Decrease in other assets	658	2,888
Increase (decrease) in accrued expenses and other liabilities	967	(5,027)
Net cash provided by operating activities	12,200	8,159

Cash flows from investing activities
Purchase of securities available-for-sale	(79,862)	(90,590)
Proceeds from matured/called/sold securities available-for-sale	53,606	40,514
Net (investment) in other equity securities	(458)	(300)
Acquisition, net of cash paid	—	(18,481)
Maturities of time deposits of other banks	1	9,374
Net investment in other real estate owned	(320)	(75)
Net increase in loans	(19,064)	(20,480)
Purchases of bank premises, equipment, leasehold improvements	(512)	(144)
Net cash used in investing activities	(46,609)	(80,182)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30
	2016	2015
Cash flows from financing activities
Net increase in demand and savings deposits	29,202	109,085
Net decrease in time deposits	(8,934)	(2,040)
Increase (decrease) in FHLB advances	20,000	(9,000)
Principal repayment on note payable	(450)	(450)
Dividends paid on common stock	(1,414)	(1,146)
Exercise of stock options	1,033	878
Net cash provided by financing activities	39,437	97,327
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,028	25,304
Cash and cash equivalents at beginning of period	12,314	14,978
Cash and cash equivalents at end of period	$17,342	$40,282

Additional cash flow information:
Interest paid	$2,284	$1,745
Income taxes paid	$4,215	$1,938
Tax benefit on exercise of stock options	$—	$154

Non-cash investing and financing activities:
Accrued dividends	$738	$646
Change in unrealized gain in available for-sale securities, net of tax	$3,015	$1,224

Acquisitions:
Fair value of assets acquired	$—	$115,127
Fair value of liabilities assumed	$—	$93,627

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The amount of compensation expense for options recorded in the quarters ended September 30, 2016 and 2015 was $70,000 and $61,000 respectively. There was no income tax benefit for the quarter ended September 30, 2016, and 2015, respectively. The amount of compensation expense for options recorded in the nine months ended September 30, 2016 and September 30, 2015 was $227,000 and $183,000, respectively. There was an income tax benefit of $0 and $154,000 recorded for the nine months ended September 30, 2016 and 2015, respectively. There were no options granted for the first nine months ended September 30, 2016 and 2015 respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2016 was $1,151,000 and $671,000, respectively.. The intrinsic value for options exercised during the nine months ended September 30, 2015 was $671,000. The intrinsic value for options exercisable at September 30, 2016 and 2015 was $3,994,000 and $3,042,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2016 was $817,000, and the weighted average period over which it will be amortized is 3.4 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared and paid in the fourth quarter of 2015. Prior per share amounts have been adjusted to reflect the 5% stock dividend.

Earnings per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$2,444	$2,239	$7,459	$6,109

Average number of shares outstanding	4,612	4,524	4,582	4,508
Effect of dilutive options	105	119	118	127
Average number of shares outstanding used to calculate diluted earnings per share	4,717	4,643	4,700	4,635

Anti-dilutive options not included	68	103	70	104
9

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
September 30, 2016
U.S. Treasury securities	$975	$28	$—	$1,003
Obligations of U.S. government agencies	60,724	974	(1)	61,697
Mortgage-backed securities	98,933	2,219	(118)	101,034
Obligations of states and political subdivisions	154,304	4,344	(131)	158,517
Corporate debt	36,219	412	(5)	36,626
	$351,155	$7,977	$(255)	$358,877
December 31, 2015
U.S. Treasury securities	$7,004	$14	$(18)	$7,000
Obligations of U.S. government agencies	84,842	168	(401)	84,609
Mortgage-backed securities	61,579	641	(557)	61,663
Obligations of states and political subdivisions	132,125	3,148	(83)	135,190
Corporate debt	41,045	50	(350)	40,745
	$326,595	$4,021	$(1,409)	$329,207

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2016 and December 31, 2015 follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Obligations of U.S. Government agencies	$—	$—	$1,008	$(1)	$1,008	$(1)
Mortgage-backed securities	18,864	(114)	2,627	(4)	21,491	(118)
Obligations of states and political subdivisions	13,679	(126)	1,810	(5)	15,489	(131)
Corporate debt	2,015	(3)	1,000	(2)	3,015	(5)
Total	$34,558	$(243)	$6,445	$(12)	$41,003	$(255)
10

	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
U. S. Treasury securities	$5,042	$(18)	$—	$—	$5,042	$(18)
Obligations of U.S. Government agencies	55,382	(338)	4,976	(62)	60,358	(401)
Mortgage-backed securities	19,458	(193)	16,714	(365)	36,172	(557)
Obligations of states and political subdivisions	14,988	(74)	1,856	(10)	16,844	(83)
Corporate debt	27,130	(300)	4,449	(50)	31,579	(350)
Total	$122,000	$(923)	$27,995	$(487)	$149,995	$(1,409)

At September 30, 2016, there were 6 securities in an unrealized loss position for twelve consecutive months or more. At the same time, there were 33 securities in an unrealized loss position for less than twelve consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management reviews market rates, the entity’s financial condition and any relevant news items or legal/tax/regulatory changes. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

The amortized cost and carrying value of available-for-sale debt securities as of September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2016:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$12,725	$12,755
Due after one through five years	146,953	150,017
Due after five years through ten years	138,771	142,744
Due after ten years	52,706	53,361
	$351,155	$358,877
11

For the nine months ended September 30, 2016, gross realized gains amounted to $381,000 on securities sold or called for $35,400,000. For the nine months ended September 30, 2015, gross realized gains amounted to $250,000 on securities sold for $11,463,000. For the nine months ended September 30, 2016 and September 30, 2015, respectively, there were no gross realized losses on securities sold. For the three months ended September 30, 2016, gross realized gains amounted to $140,000 on securities sold for $14,178,000. For the three months ended September 30, 2015, gross realized gains were $29,000 on securities sold for $3,187,000. For the three months ended September 30, 2016 and September 30, 2015, respectively, there were no gross realized losses on securities sold. At September 30, 2016, securities with an amortized cost of $102,449,000 and fair value of $104,857,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			September 30,
September 30, 2016	Originated	PNCI	PCI	2016
Commercial real estate	$331,392	$72,339	$1,233	$404,964
Real estate construction	36,654	1,509	—	38,163
Real estate multi-family	74,712	9,232	—	83,944
Real estate 1 to 4 family	148,993	24,448	—	173,441
Commercial & industrial	42,839	8,031	—	50,870
Consumer	1,630	—	—	1,630
Gross loans	636,220	115,559	1,233	753,012
Net deferred loan fees	(1,513)	—	—	(1,513)
Allowance for loan losses	(10,092)	—		(10,092)
Net loans	$624,615	$115,559	$1,233	$741,407

(Dollar amounts in thousands)				Total
	FNB			Balance
	Bancorp			December 31,
December 31, 2015	Originated	PNCI	PCI	2015
Commercial real estate	$314,141	$84,548	$1,304	$399,993
Real estate construction	38,909	5,907	—	44,816
Real estate multi-family	47,607	15,990	—	63,597
Real estate 1 to 4 family	153,872	18,092	—	171,964
Commercial & industrial	39,894	12,139	—	52,033
Consumer	1,574	—	—	1,574
Gross loans	595,997	136,676	1,304	733,977
Net deferred loan fees	(1,260)	—	—	(1,260)
Allowance for loan losses	(9,970)	—	—	(9,970)
Net loans	$584,767	$136,676	$1,304	$722,747

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired.

12

		Recorded Investment in Loans at September 30, 2016

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	family	family	& industrial	Consumer	Total

Loans:
Ending balance	$404,964	$38,163	$83,944	$173,441	$50,871	$1,630	$753,013

Ending balance: individually evaluated for impairment	$10,214	$2,072	$—	$3,620	$1,236	$—	$17,142

Ending balance: collectively evaluated for impairment	$394,750	$36,091	$83,944	$169,821	$49,635	$1,630	$735,871

		Recorded Investment in Loans at December 31, 2015

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Loans:
Ending balance	$399,993	$44,816	$63,597	$171,964	$52,033	$1,574	$733,977

Ending balance: individually evaluated for impairment	$11,292	$2,154	$—	$4,218	$1,782	$—	$19,446

Ending balance: collectively evaluated for impairment	$388,701	$42,662	$63,597	$167,746	$50,251	$1,574	$714,531
13

		Recorded Investment in Loans at September 30, 2015

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	family	family	& industrial	Consumer	Total

Loans:
Ending balance	$394,090	$35,868	$63,928	$172,280	$39,843	$1,497	$707,506

Ending balance: individually evaluated for impairment	$9,501	$2,162	$—	$4,857	$1,813	$—	$18,333

Ending balance: collectively evaluated for impairment	$384,589	$33,706	$63,928	$167,423	$38,030	$1,497	$689,173
14

	Impaired Loans
	As of and for the three months ended September 30, 2016
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,554	$9,676	$—	$8,449	$95
Commercial real estate construction	2,072	2,259	—	2,090	—
Residential- 1 to 4 family	605	605	—	834	—
Commercial and industrial	116	116	—	316	6
Total	11,347	12,656	—	11,689	101

With an allowance recorded
Commercial real estate	$1,660	$1,660	$72	$1,664	$17
Residential- 1 to 4 family	3,015	2,618	453	3,019	13
Commercial and industrial	1,120	1,326	101	1,087	—
Total	5,795	5,604	626	5,770	30

Total
Commercial real estate	$10,214	$11,336	$72	$10,113	$112
Commercial real estate construction	2,072	2,259	—	2,090	—
Residential- 1 to 4 family	3,620	3,223	453	3,853	13
Commercial and industrial	1,236	1,442	101	1,403	6
Grand total	$17,142	$18,260	$626	$17,459	$131
15

	Impaired Loans
	As of and for the nine months ended September 30, 2016
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,554	$9,676	$—	$8,637	$520
Commercial real estate construction	2,072	2,259	—	2,118	104
Residential- 1 to 4 family	605	605	—	303	21
Commercial and industrial	116	116	—	320	20
Total	11,347	12,656	—	11,378	665

With an allowance recorded
Commercial real estate	$1,660	$1,660	$72	$1,675	$68
Residential- 1 to 4 family	3,015	2,618	453	3,032	80
Commercial and industrial	1,120	1,326	101	1,107	4
Total	5,795	5,604	626	5,814	152

Total
Commercial real estate	$10,214	$11,336	$72	$10,312	$588
Commercial real estate construction	2,072	2,259	—	2,118	104
Residential- 1 to 4 family	3,620	3,223	453	3,335	101
Commercial and industrial	1,236	1,442	101	1,427	24
Grand total	$17,142	$18,260	$626	$17,192	$817
16

	Impaired Loans
	As of and for the year ended December 31, 2015
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,169	$9,271	$—	$8,379	$282
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	457	457	—	460	36
Commercial and industrial	524	524	—	731	27
Total	11,304	12,589	—	11,834	475

With an allowance recorded
Commercial real estate	$2,634	$2,638	$96	$2,664	$160
Residential- 1 to 4 family	3,761	3,782	479	3,786	149
Commercial and industrial	1,258	1,497	182	1,484	7
Total	7,653	7,917	757	7,934	316

Total
Commercial real estate	$10,803	$11,909	$96	$11,043	$442
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	4,218	4,239	479	4,246	185
Commercial and industrial	1,782	2,021	182	2,215	34
Grand total	$18,957	$20,506	$757	$19,768	$791
17

	Impaired Loans
	As of and for the three months ended September 30, 2015
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,392	$5,271	$—	$4,402	$92
Commercial real estate construction	2,162	2,345	—	2,341	32
Residential- 1 to 4 family	1,475	1,476	—	1,479	18
Commercial and industrial	528	782	—	537	9
Total	8,557	9,874	—	8,758	151

With an allowance recorded
Commercial real estate	$5,109	$5,113	$126	$5,121	$66
Residential- 1 to 4 family	3,382	2,972	522	3,374	27
Commercial and industrial	1,285	1,539	224	1,339	—
Total	9,776	9,624	872	9,834	93

Total
Commercial real estate	$9,501	$10,384	$126	$9,523	$158
Commercial real estate construction	2,162	2,345	—	2,341	32
Residential- 1 to 4 family	4,857	4,448	522	4,853	45
Commercial and industrial	1,813	2,321	224	1,876	9
Grand total	$18,333	$19,498	$872	$18,593	$244

18

	Impaired Loans
	As of and for the nine months ended September 30, 2015
		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$4,392	$5,271	$—	$4,867	$217
Commercial real estate construction	2,162	2,345	—	2,359	100
Residential - 1 to 4 family	1,475	1,476	—	1,482	49
Commercial and industrial	528	782	—	4,410	27
Total	8,557	9,874	—	13,118	393

With an allowance recorded

Commercial real estate	$5,109	$5,113	$126	$5,162	$196
Residential - 1 to 4 family	3,382	2,972	522	3,202	96
Commercial and industrial	1,285	1,539	224	1,489	5
Total	9,776	9,624	872	9,853	297

Total

Commercial real estate	$9,501	$10,384	$126	$10,029	$413
Commercial real estate construction	2,162	2,345	—	2,359	100
Residential - 1 to 4 family	4,857	4,448	522	4,684	145
Commercial and industrial	1,813	2,321	224	5,899	32
Grand total	$18,333	$19,498	$872	$22,971	$690

19

Nonaccrual loans totaled $6,903,000 and $7,915,000 as of September 30, 2015 and December 31, 2015. The difference between impaired loans and nonaccrual loans represents loans that are restructured, are performing under modified loan agreements, and accruing interest.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	September 30,	December 31,
	2016	2015
Commercial real estate	$5,707	$6,021
Real estate 1 to 4 family	76	636
Commercial and industrial	1,120	1,258
Total	$6,903	$7,915

Interest income on impaired loans of $817,000 and $690,000 was recognized for cash payments received during the nine months ended September 30, 2016 and 2015 respectively. $791,000 was recognized for cash payments received during the year ended December 31, 2015. Interest income recognized for cash payments received for the three months ended September 30, 2016 and 2015 was $131,000 and $244,000 respectively. The amount of interest on impaired loans not collected for the three and nine months ended September 30, 2016 was $164,313 and $439,579 respectively, and for the year ended December 31, 2015 was $460,390. For the three and nine months ended September 30, 2015, the amount of interest on impaired loans not collected was $86,430 and $284,198, respectively. The cumulative amount of unpaid interest on impaired loans was $3,844,000 for the nine months ended September 30, 2016, and $3,405,000 for the year ended December 31, 2015.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	September 30, 2016			December 31, 2015
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$4,625	$1,233	$5,858	$4,775	$—	$4,775
Real Estate construction	1,212	—	1,212	1,283	—	1,283
Real estate 1 to 4 family	3,543	—	3,543	3,583	2,060	5,643
Commercial & industrial	—	929	929	524	1,043	1,567
Total	$9,380	$2,162	$11,542	$10,165	$3,103	$13,268

20

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

There were no commitments for additional funding of troubled debt restructured loans as of September 30, 2016. There was one loan modified during the nine months ended September 30, 2015. There were no payment defaults during the three and nine month period ended September 30, 2016 or September 30, 2015 that were related to receivables modified as TDRs in the last twelve months.

The following table details modifications for the nine months ended September 30, 2015:

Modifications
For the nine months
ended September 30, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$474	$474
Total	1	$474	$474

The restructuring total above was a modification of interest rate, and as a result, payment. There was no principal reduction granted.

21

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,206	$404	$335	$2,261	$799	$33	$10,038
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	2	—	—	23	37	—	62
Provision	(63)	138	(3)	(77)	(47)	52	—
Ending balance	$6,145	$542	$332	$2,207	$789	$77	$10,092

Ending balance: individually evaluated for impairment	$72	$—	$—	$453	$101	$—	$626
Ending balance: collectively evaluated for impairment	$6,073	$542	$332	$1,754	$688	$77	$9,466
22

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(12)	(165)	(18)	(195)
Recoveries	6	—	—	42	119	—	167
Provision	80	(46)	89	1	(19)	45	150
Ending balance	$6,145	$543	$332	$2,207	$788	$77	$10,092

Ending balance: individually evaluated for impairment	$72	$—	$—	$453	$101	$—	$626
Ending balance: collectively evaluated for impairment	$6,073	$542	$332	$1,754	$688	$77	$9,466

	Allowance for Credit Losses
	As of and For the Year Ended December 31, 2015
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(36)	(81)
Recoveries	576	—	—	15	60	5	656
Provision	(66)	(260)	37	241	(280)	23	(305)
Ending balance	$6,059	$589	$243	$2,176	$853	$50	$9,970

Ending balance: individually evaluated for impairment	$96	$—	$—	$479	$182	$—	$757
Ending balance: collectively evaluated for impairment	$5,963	$589	$243	$1,697	$671	$50	$9,213
23

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

	Age Analysis of Past Due Loans
	As of September 30, 2016
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$—	$—	$—	$331,392	$331,392
Real estate construction	—	—	140	140	36,514	36,654
Real estate multi family	—	—	—	—	74,712	74,712
Real estate-1 to 4 family	—	—	76	76	148,917	148,993
Commercial and industrial	845	23	1,120	1,988	40,852	42,840
Consumer	—	—	—	—	1,630	1,630
Total	$845	$23	$1,336	$2,204	$634,017	$636,221

Purchased
Not credit impaired
Commercial real estate	$—	$—	$550	$550	$71,789	$72,339
Real estate construction	—	—	—	—	1,509	1,509
Real estate multi-family	—	—	—	—	9,232	9,232
Real estate-1 to 4 family	—	2,150	—	2,150	22,298	24,448
Commercial and industrial	—	—	—	—	8,031	8,031
Total	$—	$2,150	$550	$2,700	$112,859	$115,559

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,233	$1,233
Total	$—	$—	$—	$—	$1,233	$1,233

At September 30, 2016, there were no loans 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Age Analysis of Past Due Loans
	As of December 31, 2015
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,541	$—	$—	$1,541	$312,600	$314,141
Real estate construction	706	725	—	1,431	37,478	38,909
Real estate multi family	—	—	—	—	47,607	47,607
Real estate 1 to 4 family	1,363	737	71	2,171	151,701	153,872
Commercial & industrial	—	—	1,258	1,258	38,636	39,894
Consumer	—	—	—	—	1,574	1,574
Total	$3,610	$1,462	$1,329	$6,401	$589,596	$595,997

Purchased
Not credit impaired
Commercial real estate	$—	$—	$3,810	$3,810	$80,738	$84,548
Real estate construction	—	—	—	—	5,907	5,907
Real estate multi-family	—	—	—	—	15,990	15,990
Real estate 1 to 4 family	175	—	—	175	17,917	18,092
Commercial & industrial	70	—	—	70	12,069	12,139
Total	$245	$—	$3,810	$4,055	$132,621	$136,676

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,304	$1,304
Total	$—	$—	$—	$—	$1,304	$1,304

At December 31, 2015 there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccrual loans that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

	Credit Quality Indicators
	As of September 30, 2016

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$328,230	$—	$3,162	$—	$331,392
Real estate construction	35,654	—	1,000	—	36,654
Real estate multi-family	74,712	—	—	—	74,712
Real estate-1 to 4 family	148,917	—	76	—	148,993
Commercial and industrial	42,447	—	387	6	42,840
Consumer loans	1,630	—	—	—	1,630
Total	$631,590	$—	$4,625	$6	$636,221

Purchased
Not credit impaired
Commercial real estate	$62,236	$895	$9,208	$—	$72,339
Real estate construction	1,509	—	—	—	1,509
Real estate multi-family	9,232	—	—	—	9,232
Real estate-1 to 4 family	24,448	—	—	—	24,448
Commercial and industrial	7,939	—	92	—	8,031
Total	$105,364	$895	$9,300	$—	$115,559

Purchased
Credit impaired
Commercial real estate					$1,233
Total					$1,233
29

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

NOTE F - BORROWINGS

Federal Home Loan Bank advances

As of September 30, 2016 there were $37,000,000 Federal Home Loan Bank Advances outstanding, consisting of $8,000,000 on an overnight basis at 0.38%, $7,000,000 at 0.40% due October 6, 2016, $8,000,000 at 0.35% due October 24, 2016 $6,000,000 at 0.26% due October 26, 2016 and $8,000,000 at 0.35% due October 31, 2016.

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

NOTE G – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015, and indicate the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first nine months of 2016 and 2015, there were no transfers between levels of fair value hierarchy.

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
31

The following tables present the recorded amounts of assets measured at fair value on a non-recurring ba

		Fair Value Measurements
		at September 30, 2016, Using
		Quoted Prices in
		Active Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	9/30/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial and industrial	$984	$—	$—	$984
Total impaired loans measured at fair value	$984	$—	$—	$984

		Fair Value Measurements
		at December 31, 2015, Using
		Quoted Prices in
		Active Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate loans	$136	$—	$—	$136
Residential-1 to 4 family loans	301	—	—	301
Commercial and industrial loans	1,065	—	—	1,065
Total impaired loans measured at fair value	$1,502	$—	$—	$1,502

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

Other Equity Securities.

These are mostly Federal Reserve Bank stock and Federal Home Loan Bank stock, carried in Other Equity Securities. They are not traded, and not available for sale, and have no fair market value.

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

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2016:

September 30, 2016	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,342	$17,342	$17,342	—	—
Interest-bearing time deposits with financial institutions	204	204	—	$204	—
Securities available for sale	358,877	358,877	1,003	357,874	—
Loans	753,013	748,688	—	—	$748,688
Other equity securities	7,206	7,206	—	—	7,206
Accrued interest receivable	4,544	4,544	4,544	—	—

Financial liabilities:
Deposits	1,003,457	1,002,771	885,864	116,907	—
Federal Home Loan Bank advances	37,000	37,000	—	37,000	—
Note payable	4,500	4,500	—	4,500	—
Accrued interest payable	287	287	287	—	—

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,702	—	—	1,702

The carrying amount of loans includes $6,972,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2016. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2015:

December 31, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,314	$12,314	$12,314	—	—
Interest-bearing time deposits with financial institutions	205	205	—	$205	—
Securities available for sale	329,207	329,207	7,000	322,207	—
Loans	733,977	725,196	—	—	$725,196
Other equity securities	6,748	6,748	—	—	6,748
Accrued interest receivable	4,511	4,511	4,511	—

Financial liabilities:
Deposits	983,199	983,771	857,759	125,430	—
Federal Home Loan Bank advances	17,000	17,000	—	17,000	—
Note payable	4,950	4,950	—	4,950	—
Accrued interest payable	236	236	236	—	—

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,673	—	—	1,673

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

Other Than Temporary Impairment

Other than temporary impairment (“OTTI”) is triggered if the Company has the intent to sell a security, it is likely that it will be required to sell the security before recovery, or if the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI.

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

In February 2016 FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606); Principal versus agent considerations (reporting revenue gross versus net). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 30, 2016 FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to employee share-based payment accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the Update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In June, 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326; Measurement of Credit Losses. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In August, 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230; Classification of Certain Cash Receipts and Cash Payments. This ASU update addresses eight cash flow classification issues related to: debt prepayment or debt extinguishment costs; settlement of zero coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the payment of insurance claims; proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principal. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

Net interest income for the quarter ended September 30, 2016 was $10,396,000, compared to $9,200,000 for the quarter ended September 30, 2015. Net interest income for the nine months ended September 30, 2016 was $31,634,000 compared to $26,461,000 for the nine months ended September 30, 2015. The increase was a function of increased loan volume during the two periods.

The following tables present an analysis of net interest income and average earning assets and liabilities for the three-and nine-month periods ended September 30, 2016 compared to the three-and nine-month periods ended September 30, 2015.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Three months ended September 30,
	2016			2015
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$740,218	$9,301	5.00%	$624,123	$8,309	5.28%
Taxable securities	209,758	1,065	2.02%	195,513	924	1.88%
Nontaxable securities (3)	141,879	996	2.79%	111,790	868	3.08%
Interest time deposits in other financial institutions	205	1	1.94%	1,866	9	1.91%
Total interest earning assets	1,092,060	11,363	4.14%	933,292	10,110	4.30%

Cash and due from banks	18,115			55,116
Premises	10,015			10,455
Other assets	38,939			41,186
Total noninterest earning assets	67,069			106,757
TOTAL ASSETS	$1,159,129			$1,040,049

Demand, int bearing	$111,679	28	0.10%	$91,708	28	0.12%
Money market	418,517	370	0.35%	400,035	435	0.43%
Savings	85,553	95	0.44%	77,140	34	0.17%
Time deposits	117,672	164	0.55%	110,602	139	0.50%
FHLB advances	9,953	10	0.40%	—	—	n/a
Note payable	4,425	54	4.85%	5,187	57	4.36%
Total interest bearing liabilities	747,799	721	0.38%	684,672	693	0.40%

NONINTEREST BEARING LIABILITIES:
Demand deposits	281,120			242,130
Other liabilities	17,762			12,446
Total noninterest bearing liabilities	298,882			254,576

TOTAL LIABILITIES	1,046,681			939,248
Stockholders’ equity	112,448			100,801

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,159,129			$1,040,049

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$10,642	3.88%		$9,417	4.00%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned include loan fees of $369,000 and $400,000 for the quarters ended September 30, 2016 and 2015, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $246,000 and $217,000 for the quarters ended September 30, 2016 and 2015, respectively, and were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Nine months ended September 30,
	2016			2015
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$741,180	$28,735	5.18%	$601,098	$23,874	5.31%
Taxable securities	205,935	3,044	1.97%	184,492	2,597	1.88%
Nontaxable securities (3)	134,129	2,909	2.90%	97,019	2,339	3.22%
Interest time deposits in other financial institutions	205	3	1.96%	2,377	36	2.02%
Tot interest earning assets	1,081,448	34,691	4.28%	884,986	28,846	4.36%

Cash and due from banks	23,222			36,536
Premises	10,150			10,646
Other assets	39,069			39,126
Tot noninterest earning assets	72,441			86,308
TOTAL ASSETS	$1,153,889			$971,294

Demand, int bearing	$112,793	96	0.11%	$93,018	75	0.11%
Money market	429,273	1,356	0.42%	349,566	1,070	0.41%
Savings	83,089	137	0.22%	74,481	72	0.13%
Time deposits	121,796	560	0.61%	106,965	408	0.51%
FHLB advances	5,927	19	0.43%	330	2	0.81%
Note payable	4,725	167	4.72%	5,337	173	4.33%
Tot interest bearing liabilities	757,602	2,335	0.41%	629,697	1,800	0.38%

Demand deposits	270,221			229,723
Other liabilities	16,855			12,318
Tot noninterest bearing liabilities	287,076			242,041

TOTAL LIABILITIES	1,044,678			871,738
Stockholders’ equity	109,211			99,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,153,889			$971,294

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$32,356	4.00%		$27,046	4.09%

(1) Interest on non-accrual loans is recognized into income on a cash received basis.

(2) Amounts of interest earned included loan fees of $1,382,000 and $1,081,000 for the nine months ended September 30, 2016 and 2015, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $722,000 and $585,000 for the nine months ended September 30, 2016 and 2015, respectively. Tax equivalent adjustments included in the nontaxable securities portfolio were derived from nontaxable municipal interest income.

(4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The various components that contributed to changes in net interest income for the three and nine months ended September 30, 2016 and 2015 are shown in Tables 1 and 2, above. The principal interest earning assets are loans, from a volume as well as from a rate or yield perspective. For the quarter ended September 30, 2016, average loans outstanding represented 68% of average earning assets. For the quarter ended September 30, 2015, they represented 67% of average earning assets. For the nine months ended September 30, 2016 and 2015, average loans outstanding represented 69% and 68%, respectively, of average earning assets.

The taxable equivalent yield on average interest earning assets for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 decreased from 4.30% to 4.14% or 16 basis points. Average loans increased by $116,095,000, quarter over quarter, while their yield increased from 5.28% to 5.00% or 28 basis points. Interest income on total interest earning assets for the quarter increased $1,253,000 or 12% on a fully-taxable equivalent basis.

New customer deposits have been primarily in DDA, NOW and Money Market accounts during the first nine months of 2016 and 2015. The low rates being offered on term deposits coupled with the possible increase in short term rates by the FOMC are, in part, the underlying reason for this migration.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, interest income on interest earning assets increased $5,845,000 on a fully-taxable equivalent basis, while average earning assets increased $196,462,000, or 22%. Average loans increased by $140,082,000, or 23%. Interest on loans increased $4,861,000 or 20%, while the yield decreased 13 basis points. The cost on total interest bearing liabilities increased from 0.38% to 0.41%. Time deposit averages decreased $14,831,000 and their yield increased 10 basis points. Money Market deposit average balances increased $79,707,000, or 23%, and their cost increased $286,000.

For the three and nine month periods ended September 30, 2016 and September 30, 2015, respectively, the following tables show the dollar amount of change in interest income and expense and the dollar amounts attributable to: (a) changes in volume (changes in volume at the current year rate), and b) changes in rate (changes in rate times the prior year’s volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended September 30,
(Dollar amounts in thousands)	2016 Compared to 2015
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$992	$(466)	$1,458
Taxable securities	141	69	72
Nontaxable securities (1)	128	(83)	211
Interest on time deposits with other financial institutions	(8)	—	(8)
Total	$1,253	$(480)	$1,733

INTEREST BEARING LIABILITIES
Demand deposits	$—	$—	$—
Money market	65	85	(20)
Savings deposits	(61)	(52)	(9)
Time deposits	(25)	(16)	(9)
FHLB advances	(10)	—	(10)
Note payable	3	(6)	9
Total	$(28)	$11	$(39)
NET INTEREST INCOME	$1,225	$(469)	$1,694

(1)	Includes tax equivalent adjustment of $246,000 and $217,000 in the three months ended September 30, 2016 and September 30, 2015, respectively.
44

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Nine Months Ended September 30,
(Dollar amounts in thousands)	2016 Compared to 2015
		Variance
	Interest	Attributable to
	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$4,861	$(730)	$5,591
Taxable securities	447	143	304
Nontaxable securities (1)	570	(237)	807
Interest on time deposits with other financial institutions	(33)	—	(33)
Total	$5,845	$(824)	$6,669

INTEREST BEARING LIABILITIES
Demand deposits	$(21)	$(5)	$(16)
Money market	(284)	(39)	(245)
Savings deposits	(65)	(51)	(14)
Time deposits	(152)	(95)	(57)
FHLB advances	(17)	—	(17)
Note payable	4	(18)	22
Total	$(535)	$(208)	$(327)
NET INTEREST INCOME	$5,310	$(1,032)	$6,342

(1)	Includes tax equivalent adjustment of $722,000 and $585,000 in the nine months ended September 30, 2016 and September 30, 2015, respectively

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2016	2015	Amount	Percent
Service charges	$623	$618	$5	0.8%
Net gain on sale of available-for-sale securities	140	29	111	382.8%
Bank owned life insurance earnings	94	90	4	4.4%
Other income	250	287	(37)	-12.9%
Total noninterest income	$1,107	$1,024	$83	8.1%
45

	Nine months
	ended September 30,		Variance
(Dollar amounts in thousands)	2016	2015	Amount	Percent
Service charges	$1,862	$1,854	$8	0.4%
Net gain on sale of available-for-sale securities	381	250	131	52.4%
Bank-owned life insurance policy earnings	299	261	38	14.6%
Other income	764	1,002	(238)	-23.8%
Total noninterest income	$3,306	$3,367	$(61)	-1.8%

Noninterest income consists mainly of service charges on deposits and earnings on bank owned life insurance policy earnings. During the third quarter of 2016, the Bank sold or had called $14,038,000 of investment securities for a pre-tax gain of $140,000. During the same period in 2015, the Bank sold or had called $3,187,000 of investment securities for a pre-tax gain of $29,000. During the nine months of 2016, the Bank sold $35,400,000 in investment securities for a pre-tax gain of $381,000. During the nine months of 2015, the Bank sold $11,463,000 in investment securities for a pre-tax gain of $250,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2016	2015	Amount	Percent
Salaries and employee benefits	$4,821	$4,100	$721	17.6%
Occupancy expense	645	592	53	9.0%
Equipment expense	445	718	(273)	-38.0%
Professional fees	298	334	(36)	-10.8%
FDIC assessment	150	150	0	0.0%
Telephone, postage and supplies	300	237	63	26.6%
Advertising	104	112	(8)	-7.1%
Data processing expense	147	659	(512)	-77.7%
Low income housing expenses	71	70	1	1.4%
Surety insurance	88	122	(34)	-27.9%
Directors expense	72	72	0	0.0%
Other expense	372	313	59	18.8%
Total noninterest expense	$7,513	$7,479	$34	0.5%
46

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2016	2015	Amount	Percent
Salaries and employee benefits	$14,635	$12,513	$2,122	17.0%
Occupancy expense	1,893	1,906	(13)	-0.7%
Equipment expense	1,317	1,533	(216)	-14.1%
Professional fees	979	1,075	(96)	-8.9%
FDIC assessment	450	450	0	0.0%
Telephone, postage and and supplies	901	782	119	15.2%
Advertising	404	381	23	6.0%
Data processing expense	479	940	(461)	-49.0%
Low income housing expenses	213	212	1	0.5%
Surety insurance	262	298	(36)	-12.1%
Directors expense	216	216	0	0.0%
Other real estate owned expense (income) net	(10)	(6)	(4)	66.7%
Other expense	1,210	911	299	32.8%
Total noninterest expense	$22,949	$21,211	$1,738	8.2%

Noninterest expense consists mainly of salaries and employee benefits. For the three months ended September 30, 2016 compared to three months ended September 30, 2015, it represented 64% and 55% of total noninterest expenses. For 2015, the ACB employee separation costs are included in the year to date figure. For the nine months ended September 30, 2016 and 2015, it was 64% and 59%, respectively, of total noninterest expenses. The third quarter of 2015 included acquisition expenses of $1,045,000 related to the acquisition of America California Bank in September 2015. Acquisition costs include system and estimated system costs, lease termination costs, and other post acquisition related expenses.

Provision for Loan Losses

There was a provision for loan losses of $0 and $150,000 for the three and nine months ended September 30, 2016, respectively, and a provision of $75,000 and $225,000 for the three and nine months of 2015.

The allowance for loan losses was $10,092,000 or 1.34% of total gross loans at September 30, 2016, compared to $9,940,000 or 1.41% of total gross loans at September 30, 2015. The allowance for loan losses is maintained at a level that management considered adequate to provide for probable loan losses inherent in the loan portfolio as of September 30, 2016.

Income Taxes

The effective tax rate for the quarter ended September 30, 2016 was 38.7% compared to a 16.1% effective tax rate benefit for the quarter ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015, was an effective tax rate of 37.0% and 27.2%, respectively. Tax preference items which have a significant effect on our effective tax rate include changing amounts invested in tax-advantaged securities, available Low Income Housing Credits, and amounts of interest income on tax advantaged municipal debt securities. During the third quarter of 2015, the Company recorded a tax benefit of $535,000 related to the settlement with the Franchise Tax Board regarding outstanding Enterprise zone net Interest Deductions claimed between 2005 and 2013.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2016, are adequate to meet its operating needs in 2016 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,177,548,000 at September 30, 2016 from $1,124,349,000 at December 31, 2015. The increases were primarily $29,670,000 in securities-available-for-sale and $18,660,000 in net loans.

Loans. The Bank was able to grow the loan portfolio during the nine months ended September 30, 2016. The loan portfolio breakdown as of September 30, 2016 and December 31, 2015 was as follows:

TABLE 7	LOAN PORTFOLIO

	September 30	Percent	December 31	Percent
(Dollar amounts in thousands)	2016		2015
Commercial real estate	$404,964	54%	$399,993	54%
Real estate construction	38,163	5%	44,816	7%
Real estate multi family	83,944	11%	63,597	9%
Real estate-1 to 4 family	173,441	23%	171,964	22%
Commercial & industrial	50,871	7%	52,033	9%
Consumer loans	1,630	—	1,574	—
Gross loans	753,013	100%	733,977	100%
Net deferred loan fees	(1,514)	—	(1,260)	—
Total	$751,499	100%	$732,717	100%
48

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

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2016 and September 30, 2015, respectively, is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015
Balance, beginning of period	$9,970	$9,700
Provision for loan losses	150	225
Recoveries	167	94
Amounts charged off	(195)	(79)
Balance, end of period	$10,092	$9,940

During the nine months ended September 30, 2016, there was a provision for loan losses of $150,000, compared to $225,000 for the same period in 2015.

In management’s judgment, the allowance was adequate to absorb losses currently inherent in the loan portfolio at September 30, 2016. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2016, there was $8,249,000 in nonperforming assets, compared to $8,941,000 at December 31, 2015. Nonaccrual loans were $6,903,000 at September 30, 2016, compared to $7,915,000 at December 31, 2015. There were no loans past due 90 days and still accruing at either date.

Management intends to aggressively market our Other Real Estate Owned. While management believes the property will sell, there can be no assurance that the property will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at September 30, 2016, were $1,003,457,000 compared to $983,189,000 on December 31, 2015. Of these totals, noninterest-bearing demand deposits were $285,767,000 or 28.5% of the total on September 30, 2016, and $263,822,000 or 26.8% on December 31, 2015. Time deposits were $116,496,000 on September 30, 2016, and $125,430,000 on December 31, 2015.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2016:

TABLE 9

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$16,021	$24,531	$40,552
Over three through six months	15,020	8,920	23,940
Over six through twelve months	18,782	10,997	29,779
Over twelve months	20,140	2,085	22,225
Total	$69,963	$46,533	$116,496

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at September 30, 2016 and December 31, 2015 for the Bank:

TABLE 10				Minimum “Well
	September 30,	December 31,		Capitalized”
Regulatory Capital Ratios	2016	2015		Requirement
Total Risk-Based Capital Ratio	13.06%	13.35%	≥	10.00%
Tier 1 Risk-Based Capital Ratio	11.92%	12.14%	≥	8.00%
Tier 1 Leverage Capital Ratio	9.36%	9.08%	≥	5.00%
Common Equity Tier 1 Capital Ratio	11.92%	12.14%	≥	6.50%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2016, liquid assets were $376,423,000, or 32.0% of total assets. As of December 31, 2015, liquid assets were $341,726,000, or 30.4% of total assets. Liquidity consists of cash and due from banks, federal funds sold, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. For additional information see the Consolidated statements of Cash Flows in Item 1 of this Form 10-Q.

Contractual Obligations

TABLE 11	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$3,437	$1,141	$1,146	$247	$903
Salary Continuation Agreements	6,259	233	1,416	1,536	3,074
Total Contractual Cash Obligations	$5,086	$1,374	$2,562	$247	$903

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$91,102	$53,438	$14,026	$20,222	$3,416
Standby Letters of Credit	6,271	6,271	—	—	—

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2016 and December 31, 2015, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $175,701,000 and $167,254,000 at September 30, 2016 and December 31, 2015, respectively. As a percentage of net loans, these off-balance sheet items represent 23.7% and 23.1% respectively. The Company does not expect all commitments to be funded.

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

Item 4.    Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended September 30, 2016. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of September 30, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2015 Form 10-K.

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

FNB BANCORP
(Registrant)
Dated:

November 7, 2016.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
54