Form 10-K
period 2016-12-31
FNB BANCORP/CA/
filed 2017-03-02
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP

(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:	Common Stock, no par value

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $102,868,236

Number of shares outstanding of each of the registrant’s classes of common stock, as of February 01, 2017

No par value Common Stock – 4,853,415 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2017 annual meeting of shareholders.

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

Overview

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

National banks that are well capitalized, have a higher overall rating and a satisfactory CRA rating, and are not subject to an enforcement order, may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the Office of the Comptroller of the currency to engage in an activity through a subsidiary in which the Bank itself may not engage.

The Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products specialized services such as courier, appointment banking, and business Internet banking. The Bank offers personal and business checking and savings accounts. Including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the Internet. The Bank also makes available commercial loans and standby letters of credit, construction loans, accounts receivable, inventory, automobile, home improvement, residential real estate, commercial real estate loans, home equity lines, Small Business Administration loans, office equipment, leasehold improvement and consumer loans as well as overdraft protection and lines of credit. In addition, the Bank sells travelers checks and cashier’s checks, offers automated teller machine (ATM) services tied in with major statewide and national networks and offers other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2016, the Bank had a total of 21,536 deposit accounts. The Bank has obtained deposits through deposit brokers for which it pays a broker fee. As of December 31, 2016, the Bank had $251,000 in such deposits.

Employees

At December 31, 2016, the Company employed 176 persons on a full-time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Market Areas

The Bank’s market areas consist primarily of the counties of San Francisco, San Mateo and Santa Clara. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita incomes in the counties of San Francisco, San Mateo and Santa Clara for the year 2015 were $103,529, $97,553 and $82,756.

Management believes per capita income levels grew at single digit growth rates during the year ended December 31, 2016, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department reports unemployment levels in the San Francisco and San Mateo Counties was 2.8% in December 2016. In Santa Clara and San Benito Counties, unemployment was 3.4 % in December 2016, and 5.0% for the State of California in December 2016. For 2016, unemployment in San Francisco County was 3%, San Mateo County was 2.7% and Santa Clara County was 3.3%. In December 2015, unemployment was 3.3% in San Francisco County, 3.1% in San Mateo County, 3.7% in Santa Clara County and 5.8% for the State of California. In December 2014, San Francisco County unemployment was 3.8%, San Mateo County was 3.5%, Santa Clara County was 4.5% and the State of California was 6.7%.

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

At December 31, 2016, the Company had total assets of $1,219,394,000, net loans of $782,485,000, deposits of $1,019,506,000 and stockholders’ equity of $110,314,000. The Company competes with approximately 123 other banking or savings institutions in its San Francisco, San Mateo and Santa Clara County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of Santa Clara County is 0.03%; of San Mateo County is approximately 2.33%, and 0.09% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2016). See “Competition-Competitive Data” below.

Competition

General Competitive Factors. In order to compete with the financial institutions in their primary service areas, community banks such as the Bank, use, to the fullest extent possible, the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. The Bank’s management and employees develop a thorough knowledge of local businesses and markets.

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

Competitive Data. In its market areas, the Bank competes for deposit and loan customers with other banks (including those with much greater resources), thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns, along with significant investment banking, trust and insurance operations. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers.

For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with other insured financial institutions, retaining the portion of such loans which is within its lending limits.

As of December 31, 2016, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $17,937,000 on an unsecured basis and $29,895,000 on a fully secured basis, based on regulatory Total Risk-Based Capital of $119,582,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, Santa Clara County and the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2016, there were 30 commercial and savings banking institutions in San Mateo County with a total of $34,316,533,000 in deposits at June 30, 2016. The Bank had a total of 8 offices in San Mateo County with total deposits of $800,783,000 at the same date, or 2.33% of the San Mateo County totals. There were 46 banking and savings institutions in the City and County of San Francisco with a total of $204,323,373,000 in deposits at June 30, 2016. The Bank had a total of 4 offices in the City and County of San Francisco with total deposits of $175,480,000, or 0.09% of the City and County of San Francisco totals. There were 47 commercial and savings banking institutions in Santa Clara County with a total of $123,789,242,000 in deposits at June 30, 2016. The Bank had one office in Santa Clara County, opened in April, 2014, with total deposits of $33,010,000 or 0.03% of the Santa Clara County totals at June 30, 2016. Offices of the Bank in San Mateo County, Santa Clara County and the City and County of San Francisco have averaged annual deposit growth of 11.72% over the two-year period ended June 30, 2016.

Website Information

The Company and the Bank maintain an Internet website at http://www.fnbnorcal.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Copies of these SEC filings along with other information (including the Company’s Code of Ethics) may be obtained by selecting “Investor Relations” on the home page of the website. No website information is incorporated by reference into this report.

Supervision and Regulation

General

FNB Bancorp. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to supervision and regulation by, the Board of Governors of the Federal Reserve System (the “Board of Governors”). As a registered bank holding company, the Company is required to file quarterly and annual reports with the Board of Governors, along with such additional information as the Board of Governors may require. The Company is also a bank holding company within the meaning of the California Financial Code and, as such, is subject to examination by, and may be required to file reports with, the California Department of Business Oversight.

The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. FNB Bancorp has registered its common stock under Section 12 (g) of the Securities Exchange Act of 1934, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports required to be filed with the Securities and Exchange Commission. The common stock of the Company is traded over-the-counter and is quoted on the OTCQB marketplace under the trading symbol, “FNBG.”

The California Corporate Disclosure Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Consequently, the Company files disclosures annually with the California Secretary of State as to the name of the Company’s independent auditor, the compensation paid to each of its directors and the five most highly compensated non-director executive officers, any loans made to a director or executive officer at a “preferential” loan rate, whether any director or executive officer has been convicted of fraud or has filed in bankruptcy and any material pending legal proceedings other than ordinary routine litigation.

The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

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

As provided in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a bank holding company (such as the Company) must serve as a source of financial strength for any subsidiary of the bank holding company that is a depository institution (such as the Bank) and the federal banking agencies are directed to issue joint rules to carry out this mandate. The term “source of financial strength” means the ability to provide financial assistance to the depository institution in the event of the financial distress of the institution. See “Impact of Certain Legislation and Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” below.

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

General. Bank holding companies, such as the Company, and commercial banks, such as the Bank, are subject to extensive supervision and regulation by federal and state regulators. Various and multiple requirements and restrictions under federal and state law affect our operations, as summarized below.

Capital Standards

Risk-Based Capital. The Board of Governors, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines were designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the risk-based guidelines and prior to amendments to the capital rules effective January 1, 2015, as described below in “Basel III - New Capital and Prompt Corrective Action Regulations,” the Company and the Bank were required to maintain capital equal to at least 8% of its assets and commitments to extend credit, weighted by risk, of which at least 4% was required to consist primarily of common equity (including retained earnings) and the remainder was to consist of subordinated debt, cumulative preferred stock, or a limited amount of loan and lease loss reserves.

Assets, commitments to extend credit, and off-balance sheet items were categorized according to risk and certain assets considered to present less risk than others permitted maintenance of capital at less than the 8% ratio. For example, most home mortgage loans were placed in a 50% risk category and therefore required maintenance of capital equal to 4% of those loans, while commercial loans were placed in a 100% risk category and therefore required maintenance of capital equal to 8% of those loans.

Under the risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines established two categories of qualifying capital: Tier 1 capital (core capital including common shareholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital (supplementary capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Each institution was required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half was to be Tier 1 capital.

A leverage capital standard was adopted as a supplement to the risk-weighted capital guidelines. Under the leverage capital standard, an institution was required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangible assets not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. A minimum leverage ratio was also adopted for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high-risk profile, or are undergoing or anticipating rapid growth.

Effective January 1, 2015, the risk-based capital regulations described above were amended to the extent described below in “Basel III - New Capital and Prompt Corrective Action Regulations.”

Basel III – New Capital and Prompt Corrective Action Regulations. “Basel III” refers to a comprehensive set of reform measures developed by the Bank for International Settlements to strengthen the regulation, supervision and risk management of the banking sector. In July 2013, the federal bank regulatory agencies issued interim final rules that revised and replaced the risk-based capital requirements (summarized above) in order to implement the Basel III regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components, as well as changes to the calculation and categories of risk-weighted assets. For example, changes to risk weighted assets include increasing the original risk weight to 150% on assets past due 90 days or more or on nonaccrual, utilizing loan to value ratios in the risk weighting of mortgage loans and assigning a 150% risk weight to certain higher risk commercial real estate loans.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like the Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework, described below in “Prompt Corrective Action,” which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes took effect beginning January 1, 2015 and require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. In order to qualify as “adequately capitalized,” institutions must have (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. See also the additional requirements of the prompt corrective action framework discussed below in “Prompt Corrective Action.”

Management believes that the Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, based upon its capital position at December 31, 2016. See “Capital” under “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” set forth in Item 7 below and Note 19 “Regulatory Matters” in the “Financial Statements and Supplementary Data” set forth in Item 8 below.

Prompt Corrective Action

The Board of Governors, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 (“FDICIA”). Prior to amendments to the capital rules effective January 1, 2015, as described above in “Basel III - New Capital and Prompt Corrective Action Regulations,” the regulations established five capital categories with the following characteristics: (1) “Well capitalized” - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized” - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) “Critically undercapitalized” - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

The regulations established procedures for classification of financial institutions within the capital categories, and for filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations imposed restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three “undercapitalized” categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the “undercapitalized” categories. In addition, institutions which are classified in one of the three “undercapitalized” categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitations upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (a) requirements to augment capital; (b) restrictions upon affiliate transactions; (c) restrictions upon deposit gathering activities and interest rates paid; (d) replacement of senior executive officers and directors; (e) restrictions upon activities of the institution and its affiliates; (f) requiring divestiture or sale of the institution; and (g) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized.” An “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

Any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within ninety days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without prior regulatory approval and regulators must prohibit a critically undercapitalized institution from taking certain other actions without prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution’s normal market areas.

On November 18, 2014, the Federal Deposit Insurance Corporation adopted the “Assessments Final Rule” which revises the FDIC’s risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules, effective commencing January 1, 2015. For smaller financial institutions (with total assets less than $1 billion and which are not custodial banks), the Assessments Final Rule revised and conformed capital ratios and ratio thresholds to the new prompt corrective action capital ratios and ratio thresholds for “well capitalized” and “adequately capitalized” evaluations which were adopted by the federal banking agencies as part of the Basel III capital regulations. Consequently, effective January 1, 2015, the prompt corrective action regulations were amended to the extent described above in “Basel III – New Capital and Prompt Corrective Action Regulations.”

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

The federal financial institution agencies have established bases for analysis and standards for assessing financial institution’s capital adequacy in conjunction with the risk-based and Basel III capital guidelines, including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency will require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

FDIC Insurance

The Federal Deposit Insurance Corporation (“FDIC”) is an independent federal agency that insures deposits of federally insured banks (such as the Bank) and savings institutions up to prescribed limits through the Deposit Insurance Fund (“DIF”). All depository accounts of the Bank are covered by FDIC insurance up to established maximum limits (currently $250,000 per separately insured depositor). The amount of FDIC assessments paid by each DIF member institution for insurance coverage is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. In 2011, as required by the Dodd-Frank Act, the FDIC revised the assessment rates and the deposit insurance assessment base used to calculate premiums paid to DIF.

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The FDIC proposed additional changes on October 22, 2015 to require banks with over $10 billion in assets to be responsible for the recapitalization of the DIF to 1.35% of insured deposits after achieving a 1.15% reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposed that a final rule would go into effect the quarter after adoption but the amendments would not become operative until the quarter after the DIF reserve ratio reached 1.15%. The DIF achieved a reserve ratio of 1.17% on June 30, 2016. Among the effects of the amendments was a reduction in the initial assessment rates for all banks.

If economic conditions negatively impact financial institutions and there are additional bank and other financial institution failures, or if the FDIC otherwise determines, the Bank may be required to pay higher FDIC insurance premiums in the future (including the possibility of special assessments and the requirement to prepay estimated quarterly risk-based assessments), which could have a material and adverse effect on the earnings of the Bank and the Company.

Dividends

FNB Bancorp. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company could be obtained from its investments, equity sales or dividends received from the Bank. The Bank’s ability to pay cash dividends to the Company is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency. The Company has paid cash dividends for each quarter of operations commencing with the second quarter of 2002. Future dividends will continue to be determined after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other relevant factors.

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

The Board of Governors generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

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

Impact of Certain Legislation and Regulation

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which were established by the Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance is now possible, as is the conduct of commercial banking, merchant banking, and investment management, securities underwriting and insurance within a single financial institution using a structure authorized by the GLB Act. Neither the Company nor the Bank has determined whether or when it may seek to acquire and exercise new powers or activities under the GLB Act.

Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which have defined the permissible activities of bank holding companies under the Bank Holding Company Act. One further effect of the Act was to require that federal financial institution and securities regulatory agencies prescribe regulation to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

The Patriot Act. On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which included provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

The Patriot Act contains various provisions that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity which would not be in compliance with the Patriot Act.

Certain surveillance provisions of the Patriot Act expired on June 1, 2015, but were renewed the next day by the passage of the USA Freedom Act on June 2, 2015 and extended through 2019. However, the provision under which the National Security Agency (“NSA”) conducted mass phone data collection on individuals was changed to require the NSA to seek permission from a federal court in order to obtain such data from phone companies.

The effects which the Patriot Act and any amendments to the Patriot Act or any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), legislation designed to address certain issues of corporate governance and accountability. Among other matters, key provisions of Sarbanes-Oxley and rules promulgated by the Securities and Exchange Commission pursuant to Sarbanes-Oxley include enhancement of financial disclosures and related certification requirements, rules related to audit committees, auditor independence, ethics requirements, securities trading prohibitions, securities reporting requirements, and securities listing requirements. The Company’s common stock is not currently listed on any exchange. The common stock is traded over-the-counter and quoted on the OTCQB marketplace. If the Company were to be listed on the Nasdaq Stock Market, the Company would be required to comply with the Nasdaq listing standards in addition to the rules promulgated by the Securities and Exchange Commission pursuant to Sarbanes-Oxley. The effect of Sarbanes-Oxley on the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur costs to comply with Sarbanes-Oxley and the rules and regulations promulgated pursuant to Sarbanes-Oxley by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company on the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with Sarbanes-Oxley and such rules and regulations will have a material effect upon its financial position or results of its operations or its cash flows.

Small Business Jobs Act of 2010. On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorized the U.S. Treasury to buy preferred stock or subordinated debt issued by community banks with assets less than $10 billion. On September 15, 2011, as part of the Small Business Lending Fund program established under the SBJ Act, the Company issued and sold to the Secretary of the Treasury a total of 12,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) for a purchase price of $12,600,000. The Series C Preferred Stock qualified as Tier 1 capital. All of the $12,600,000 proceeds from the Company’s sale of its Series C Preferred Stock were immediately applied to the Company’s repurchase of outstanding shares of preferred stock which had been issued to the United States Department of the Treasury on February 27, 2009, pursuant to the TARP Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009. On May 6, 2013, the Company redeemed 25% of the original issue $12,600,000 of Series C Preferred Stock for a cash payment of $3,150,000. Subsequently, on January 23, 2014, the remaining $9,450,000 of Series C Preferred Stock was redeemed by the Company, also in a cash transaction.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act has had, and is expected to continue to have, a significant impact upon our business as such provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect the Company and the Bank.

•	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than established regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Company has no trust preferred securities outstanding. The Dodd-Frank Act requires capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.
•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
•	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services.
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
14

•	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts until December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.
Note: The FDIC has proposed further changes to the deposit insurance assessments applicable to small insured depository institutions with assets less than $10 billion and additional DIF capitalization obligations for insured depository institutions with more than $10 billion in assets. See the discussion of these changes above in “FDIC Insurance.”
•	Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions were also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Enhanced Lending Limitations. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Debit Card Interchange Fees. The Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.
•	Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.
•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter were prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.
•	Compensation Practices. The Dodd-Frank Act provided that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Frank-Dodd Act and the Guidance may impact the Company’s compensation policies and arrangements.
15

•	Corporate Governance. The Dodd-Frank Act has enhanced corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act are being implemented over an extended period of time and therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as the Company and the Bank is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The effective date of the final rule restricting proprietary trading was extended to July 21, 2015, and certain other matters were extended to July 21, 2017. Neither the Company nor the Bank engages in activities prohibited by the Volcker Rule and management does not expect the Volcker Rule to have a material impact upon the Company or the Bank.

Future Legislation and Regulations

Certain legislative and regulatory proposals that could affect the Company, the Bank, and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and the Bank to increased regulation, disclosure and reporting requirements, more competition, and increased costs of doing business. In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on the Company and the Bank.

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

Management believes that the Bank is in compliance with the minimum capital requirements, including the fully phased-in “capital conservation buffer” requirement, based upon its capital position at December 31, 2016.

Transition for New Ratios and Capital Definitions for Community Banks

Years (as of Jan.1)	2016	2017	2018	2019
Minimum CET1 ratio	4.50%	4.50%	4.50%	4.50%
Capital conservation buffer	0.625%	1.25%	1.875%	2.50%
CET1 plus capital conservation buffer	5.125%	5.75%	6.375%	7.00%
Phase-in of deductions from CET1*	60.0%	80.0%	100.0%	100.0%
Minimum Tier 1 capital	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital plus capital conservation buffer	6.625%	7.25%	7.875%	8.5%
Minimum total capital	8.0%	8.0%	8.0%	8.0%
Minimum total capital plus conservation buffer.	8.625%	9.25%	9.875%	10.5%

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

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The FDIC proposed additional changes on October 25, 2015 to require banks with over $10 billion in assets to be responsible for the recapitalization of the DIF to 1.35 percent of insured deposits after achieving a1.15 percent reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposes that a final rule would go into effect the quarter after adoptions, but the amendments would not become operative until the quarter after the DIF reserve ratio reaches 1.15 percent.

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

As of December 31, 2016, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $17,937,000 on an unsecured basis and $29,895,000 on a fully secured basis, based on regulatory Total Risk-Based Capital of $119,582,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County, Santa Clara County and the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2016, there were 30 commercial and savings banking institutions in San Mateo County with a total of $34,316,533,000 in deposits at June 30, 2016. The Bank had a total of 8 offices in the county with total deposits of $800,783,000 at the same date, or 2.33% of the San Mateo County totals. There were 46 banking and savings institutions in the City and County of San Francisco with a total of $204,323,373,000 in deposits at June 30, 2016. The Bank had a total of 4 offices in the county with total deposits of $175,480,000, or 0.09% of the County of San Francisco totals. There were 47 commercial and savings banking institutions in Santa Clara County with a total of $123,789,242,000 in deposits at June 30, 2016. The Bank had a total of one office in the county, opened in April, 2014, with total deposits of $33,010,000 or 0.03% of the Santa Clara County totals at June 30, 2016. Offices of the Bank in San Mateo County, Santa Clara and the City and County of San Francisco have averaged annual deposit growth of 11.72% over the two-year period ended June 30, 2016.

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
23

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

Small Business Jobs Act of 2010

On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are down-streamed to the bank subsidiary) with assets less than $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery. The participating banks (or bank holding companies) will pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%. The dividend rate will be adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate will increase thereafter to 7%. After 4.5 years, the dividend rate i On September 15, 2011, as part of the Small Business Lending Fund (“SBLF”) program established under the Small Business Jobs Act of 2010, the Company entered into and consummated a SBLF Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (“Treasury”), pursuant to which the Company (i) issued and sold to Treasury a total of 12,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12,600,000. The Series C Preferred Stock qualifies as Tier 1 capital.

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

ITEM 1 A. RISK FACTORS

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

The Effects of Changes to FDIC Insurance Assessments. FDIC insurance assessments are uncertain and increased premiums may adversely affect the Bank’s earnings. The Federal Deposit Insurance Corporation charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Bank failures increased significantly during the recent economic downturn, causing the FDIC to take control of the failed institutions and guarantee the payment of deposits up to applicable insured limits from the Deposit Insurance Fund. The sustainability of the current economic recovery is uncertain and a deterioration of economic conditions may cause losses which require premium increases to replenish the Deposit Insurance Fund and such increases could adversely impact the Bank’s earnings.

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that made permanent a $250,000 deposit insurance limit per depositor. In addition, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF; (iii) eliminating the requirement that the Federal Deposit Insurance Corporation pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.

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

Commercial loans. As of December 31, 2016, approximately 7% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Worsening economic conditions could make it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

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

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate portfolio. At December 31, 2016, real estate (including construction loans) served as the principal source of collateral with respect to approximately 93% of the Company’s loan portfolio.

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

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2016 and 2015, our OREO totaled $1,427,000 and $1,026,000, respectively.

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

Limited Trading in our Common Stock and Dilution. The common stock of the Company is not listed on any exchange. Over-the-counter trades are quoted on the OTCQB marketplace under the trading symbol “FNBG” and our trading volume is less than that of larger financial institutions.

We are not restricted from issuing additional shares of common stock, or securities that are convertible into or exchangeable for or that represent the right to receive common stock, including stock options. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could be substantially dilutive to shareholders of our common stock and could adversely affect the market price of the Company’s common stock. The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 4,853,415 were outstanding at December 31, 2016. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2016, the Company had outstanding options to purchase a total of 448,855 shares of common stock. As of December 31, 2016, 346,000 shares of common stock remained available for grants under the 2008 Stock Option Plan.

Controls and Procedures. Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, certainty that the objectives of the system will be met. Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.

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

At December 31, 2016, the Bank held $5.6 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have limited value. The common stock is not publicly traded and the U.S. Government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLB of San Francisco or the Federal Home Loan Bank System.

At December 31, 2016, the Bank maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $452,319,000, of which $380,809,000 was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB common stock and certain other qualifying collateral, such as commercial and mortgage loans. The Bank is highly dependent on the FHLB of San Francisco as the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

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

As of December 31, 2016, the Bank’s investment in premises and equipment totaled $9,837,000. See Note 8 to the Consolidated Financial Statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is not listed on any exchange. Trades are quoted on the OTCQB marketplace under the trading symbol, “FNBG.” There is limited trading in the shares of common stock of the Company. On June 30, 2016, the Company had approximately 900 shareholders of common stock of record.

The following table summarizes the range of high and low bid information reported on the OTCQB marketplace during the periods indicated of which management has knowledge, including the per share cash dividends declared for the periods indicated. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All information has been adjusted to reflect the 5% stock dividends payable on December 30, 2016 to shareholders of record on November 30, 2016.

	Bid Price of FNB Bancorp		Cash
	Common Stock		Dividends
2015	High	Low	Declared (1)
First Quarter	$27.05	25.43	$0.12
Second Quarter	27.57	26.29	0.13
Third Quarter	27.47	26.14	0.13
Fourth Quarter	29.43	27.05	0.15

2016
First Quarter	$31.25	29.00	$0.15
Second Quarter	29.14	28.25	0.15
Third Quarter	30.25	28.00	0.15
Fourth Quarter	34.25	29.95	0.16

(1)	See “Limitation on Dividends” (following “FDIC Insurance”) in Item 1 (above), for a description of the limitations applicable to the payment of dividends by the Company.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the SNL Securities Index of Pink Banks (asset size of over $500 million) and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2011 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
FNB Bancorp	100.00	163.50	263.50	278.39	324.14	374.51
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank Pink > $500M	100.00	110.28	134.03	157.12	174.30	203.22

ITEM 6 - SELECTED FINANCIAL DATA

             The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Dollar amounts in thousands, except per share amounts and ratios	At and for the years ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF EARNINGS DATA
Total interest income	$45,513	$39,282	$36,859	$37,389	$33,588
Total interest expense	3,069	2,597	2,093	2,395	2,727
Net interest income	42,444	36,685	34,766	34,994	30,861
Provision (recovery) of provision for loan losses	150	(305)	(1,020)	1,385	1,833
Net interest income after provision (recovery) for loan losses	42,294	36,990	35,786	33,609	29,028
Total noninterest income	4,595	4,496	6,589	4,183	9,159
Total noninterest expenses	30,692	29,925	27,868	29,028	27,739
Earnings before provision for income taxes	16,197	11,561	14,507	8,764	10,448
Provision for income taxes	5,696	3,364	5,098	1,325	1,645
Net earnings	10,501	8,197	9,409	7,439	8,803
Dividends and discount accretion on preferred stock	—	—	170	567	658
Net earnings available to common stockholders	$10,501	$8,197	$9,239	$6,872	$8,145
PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$2.18	$1.73	$1.98	$1.51	$1.81
Diluted	$2.12	$1.68	$1.92	$1.48	$1.79
Cash dividends per share	$0.61	$0.50	$0.40	$0.10	$0.14
Weighted average shares outstanding:
Basic	4,822,000	4,742,000	4,666,000	4,556,000	4,491,000
Diluted	4,945,000	4,876,000	4,814,000	4,658,000	4,561,000
Shares outstanding at period end	4,853,000	4,773,000	4,696,000	4,605,000	4,496,000
Book value per common share	$22.73	$21.82	$20.67	$20.47	$21.21

Investment securities	360,105	329,207	264,881	263,988	234,945
Net loans	782,485	722,747	583,715	552,343	541,563
Allowance for loan losses	10,167	9,970	9,700	9,879	9,124
Total assets	1,219,394	1,124,349	917,164	891,930	875,340
Total deposits	1,019,506	983,189	792,194	773,615	768,352
Stockholders’ equity	110,314	104,162	97,088	94,249	95,358
SELECTED PERFORMANCE DATA
Return on average assets (2)	1.02%	0.81%	1.02%	0.76%	1.03%
Return on average equity (2)	10.88%	8.15%	10.16%	7.38%	9.00%
Net interest margin	3.92%	4.06%	4.21%	4.31%	4.52%
Average loans as a percentage of average deposits	73.41%	70.74%	72.83%	70.09%	69.68%
Average total stockholders’ equity as a percentage of average total assets	9.44%	9.96%	10.09%	10.31%	11.40%
Common dividend payout ratio	27.52%	29.85%	19.27%	21.13%	11.82%
SELECTED ASSET QUALITY RATIOS
Net loan charge-offs/ total loans	0.01%	0.08%	-0.14%	0.11%	0.47%
Allowance for loan losses/Total Loans	1.28%	1.36%	1.63%	1.76%	1.66%
CAPITAL RATIOS (3)
Total Regulatory Capital Ratio	12.08%	13.39%	14.60%	14.30%	14.65%
Tier 1 Capital Ratio	10.99%	12.79%	13.34%	13.05%	13.40%
Leverage Ratio	8.79%	8.06%	10.30%	9.81%	9.75%
Common Equity Tier 1 Capital Ratio	10.99%	12.79%	N/A	N/A	N/A

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

Recent Accounting Pronouncements

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

Earnings Analysis

The principal source of the Company’s income is interest income on loans and service charge income. The level of interest income realized by the Company can be affected by changes in interest rate, volume of loans outstanding, and the quality of our loan portfolio. Loans that are 90 days or more past due are placed on non-accrual status. Income on such loans is then recognized only to the extent that cash is received, and where the future collection of principal is probable. All other loans accrue interest at the stated contract rate.

Net interest income totaled $42,444,000, $36,685,000 and $34,766,000 in 2016, 2015 and 2014, respectively. Interest income for 2016 increased primarily due to increased loan and investment volumes maintained during the year. Most of the interest earning assets are tied to the prime lending rate, which did not change during 2013 through November, 2015. The rate was raised 25 basis points on December 16, 2015. Total nonaccrual loans were $6,647,000 and $7,915,000 as of December 31, 2016 and 2015, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. The principal earning assets were loans. With the acquisition of America California Bank in 2015, average loans increased $57,744,000 in 2015 over 2014, and their yield decreased 20 points. With the Oceanic Bank and America California Bank acquisitions, average loans outstanding increased during 2014, 2015 and 2016. We increased some deposit rates slightly, as prevailing market interest rates rose, and to help increase deposits at our Sunnyvale Branch. The Bank generally lowered rates paid on interest bearing liabilities during 2014 but selectively raised them during 2015 and 2016. Management believes that further rate increases on interest bearing liabilities may be forthcoming given the relatively low levels of existing market interest rates on deposits.

TABLE 1	Net Interest Income and Average Balances
	2016			2015			2014
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$746,829	$38,313	5.13%	$629,814	$33,235	5.28%	$572,070	$31,355	5.48%
Taxable securities	209,257	4,213	2.01%	188,286	3,554	1.89%	189,595	3,464	1.83%
Nontaxable securities (3)	135,412	3,916	2.89%	103,611	3,272	3.16%	74,436	2,614	3.51%
Federal funds sold	—	—	n/a	—	—	n/a	8	—	n/a
Interest on deposits-other financial institutions	7,694	44	0.57%	1,989	39	1.96%	4,251	81	1.91%
Total interest earning assets	1,099,192	46,486	4.23%	923,700	40,100	4.34%	840,360	37,514	4.46%

Cash and due from banks	15,041			44,774			19,451
Premises and equipment	10,086			10,557			12,326
Other assets	39,135			31,404			29,396

Total noninterest earning assets	64,262			86,735			61,173
TOTAL ASSETS	$1,163,454			$1,010,435			$901,533

Deposits:
Demand, interest bearing	$113,121	$123	0.11%	$92,267	$104	0.11%	$77,613	$65	0.08%
Money market	424,981	1,824	0.43%	368,858	1,589	0.43%	326,399	1,212	0.37%
Savings	84,229	88	0.10%	75,861	77	0.10%	66,695	68	0.10%
Time deposits	120,115	745	0.62%	112,414	589	0.52%	109,743	539	0.49%
Fed Home Loan Bank advances	14,497	67	0.46%	1,452	9	0.62%	10,055	17	0.17%
Note payable	4,663	222	4.76%	5,263	229	4.35%	4,441	192	4.32%
Total interest bearing liabilities	761,606	3,069	0.40%	656,115	2,597	0.40%	594,946	2,093	0.35%

NONINTEREST BEARING LIABILITIES:
Demand deposits	274,952			240,969			205,031
Other liabilities	17,042			12,730			10,618
Total noninterest bearing liabilities	291,994			253,699			215,649
TOTAL LIABILITIES	1,053,600			909,814			810,595
Stockholders’ equity	109,854			100,621			90,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,163,454			$1,010,435			$901,533

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$43,417	3.95%		$37,503	4.06%		$35,421	4.21%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned include loan fees of $1,844,000, $1,514,000 and $1,790,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $973,000, $818,000, and $655,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis
(Dollar amounts in thousands)	Year Ended December 31
	2016 compared to 2015 Increase (decrease) (2)			2015 compared to 2014 Increase (decrease) (2)
	Interest Income/ Expense	Variance Attributable To		Interest Income/ Expense	Variance Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$5,078	$(925)	$6,003	$1,880	$(1,167)	$3,047
Taxable securities	659	263	396	90	114	(24)
Nontaxable securities (1), (3)	644	(360)	1,004	658	(367)	1,025
Interest-time deposits -other financial institutions	5	(107)	112	(42)	1	(43)
Total	$6,386	$(1,129)	$7,515	$2,586	$(1,419)	$4,005

INTEREST BEARING LIABILITIES:

Demand deposits	$(19)	$5	$(24)	$(39)	$(27)	$(12)
Money market	(235)	6	(241)	(377)	(194)	(183)
Savings deposits	(11)	(2)	(9)	(9)	—	(9)
Time deposits	(156)	(116)	(40)	(50)	(37)	(13)
Federal Home Loan Bank advances	(58)	23	(81)	8	(7)	15
Interest on note payable	7	(19)	26	(37)	(1)	(36)
Total	(472)	(103)	(369)	(504)	(266)	(238)
NET INTEREST INCOME	$5,914	$(1,232)	$7,146	$2,082	$(1,685)	$3,767

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.

(2) Increases (decreases) shown are in relation to their effect on net interest income.

(3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable portfolio are $976,000, $818,000 and $655,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were derived from nontaxable municipal interest income.

There were no fed funds sold in 2016 and 2015, and federal funds sold averaged $8,000 in 2014. The market decline in income on interest-bearing assets also caused declines in competitive market rates offered on interest-bearing liabilities.

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

Total loans outstanding (net of deferred loan fees and allowance for loan losses increased by $59,738,000 to $782,485,000 in 2016; $139,616,000 to $722,747,000 in 2015; and $28,191,000 to $583,715,000 in 2014. Bank management maintained conservative underwriting standards during 2014 through 2016, which generally required borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and required borrowers to make monthly mortgage payments out of documented cash flows.

The allowance for loan losses totaled $10,167,000, $9,970,000, and $9,700,000 in December 31, 2016, 2015 and 2014, respectively. This represented 1.28%, 1.36%, and 1.63% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least quarterly.

Loans acquired in the Oceanic Bank acquisition in 2012 and the America California Bank acquisition in 2015 were accounted for at fair value, resulting in a discount at the time of the acquisition, due in part to credit quality. If expected potential credit losses are actually incurred, they will be evaluated against the net book discount remaining. Only those losses that occur after the acquisition date or exceed the amount of discount remaining on the acquired Oceanic Bank loan portfolio will be charged to the allowance for loan losses. At December 31, 2016, 2015, and 2014, the remaining discount related to the Oceanic Bank and America California Bank acquisitions totaled $1,336,000, $1,397,000, and $1,341,000, respectively.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

		2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$6,392	53.1%	$6,059	54.5%	$5,549	53.6%	$5,763	57.8%	$4,812	65.7%
Real estate construction	617	5.5%	589	6.1%	849	6.7%	734	6.1%	857	3.4%
Real estate multi family	389	13.3%	243	8.7%	206	9.1%	293	8.2%	—	n/a
Real estate 1 to 4 family	2,082	21.5%	2,176	23.4%	1,965	21.7%	1,788	19.0%	1,516	20.5%
Commercial & industrial	650	6.2%	853	7.1%	1,073	8.7%	1,237	8.6%	1,875	10.1%
Consumer	37	0.4%	50	0.2%	58	0.2%	64	0.3%	64	0.3%
Total	$10,167	100.0%	$9,970	100.0%	$9,700	100.0%	$9,879	100.0%	$9,124	100.0%

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2016. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis
(Dollar amounts in thousands)	For the year ended December 31,
	2016	2015	2014	2013	2012
Balance at Beginning of Period	$9,970	$9,700	$9,879	$9,124	$9,897
Provision for (recovery of) Loan Losses	150	(305)	(1,020)	1,385	1,833

Charge-offs:
Real Estate	(35)	(45)	(328)	(728)	(1,216)
Commercial	(165)	(23)	(28)	(57)	(1,706)
Consumer	(18)	(13)	(26)	(7)	(11)
Total	(218)	(81)	(382)	(792)	(2,933)

Recoveries:
Real Estate	52	591	1,065	88	182
Commercial	213	60	154	73	124
Consumer	—	5	4	1	21
Total	265	656	1,223	162	327
Net recoveries (charge-offs)	47	575	841	(630)	(2,606)

Balance at End of Period	$10,167	$9,970	$9,700	$9,879	$9,124

Percentages
Allowance for loan losses/total loans	1.28%	1.36%	1.63%	1.76%	1.66%
Net (recoveries) charge-offs/real estate loans	0.00%	-0.08%	-0.14%	0.13%	0.22%
Net (recoveries) charge-offs/ commercial loans	-0.10%	-0.07%	-0.24%	-0.03%	2.85%
Net charge-offs/consumer loans	0.51%	0.51%	1.52%	0.36%	-0.55%
Net (recoveries) charge-offs/total loans	-0.01%	-0.08%	-0.14%	0.11%	0.47%
Allowance for loan losses/non-performing loans	152.96%	118.65%	171.74%	134.39%	73.14%

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

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2016, 2015 and 2014, had non-accrual loans performed as agreed, approximately $569,000, $460,000, and $91,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 0.8% of total loans at December 31, 2016, 1.2% of total loans at December 31, 2015, and 1.0% of total loans at December 31, 2014. Management believes the current list of past due loans as of December 31, 2015 are collectible and does not anticipate future significant losses that exceed the current allowance for loan losses.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2016	2015	2014	2013	2012
Nonaccrual loans	$6,647	$7,915	$5,648	$7,351	$12,474
Other real estate owned	1,427	1,026	763	5,318	6,650
Total	$8,074	$8,941	$6,411	$12,669	$19,124

Nonaccrual loans at December 31, 2016 consist of several single family residence loans, commercial loans and some commercial real estate secured loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties. The other real estate owned property is a commercial building with a current balance of $1,427,000 in December 31, 2016, $1,026,000 in December 31, 2015 and $763,000 at the end of 2014.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. During the year ended December 31, 2015, the Bank restructured one loan totaling $472,000 that was considered a troubled debt restructuring. This consisted of one 1 to 4 family real estate loan. During 2016, the Bank restructured two loans totaling $3,527,000 that were considered trouble debt restructurings. These two loans were both commercial real estate loans. Total restructured loans outstanding as of December 31, 2016 and 2015 were $13,363,000 and $13,268,000, respectively.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2016 vs. 2015		2015 vs. 2014
(Dollar amounts in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Service charges	$2,461	$2,501	$2,548	$(40)	-1.8%	$(47)	-1.8%
Gain-sale of premises	—	—	2,085	—	-100.0%	(2,085)	-100.0%
Net gain on sale of available-for-sale securities	438	339	138	99	145.7%	201	145.7%
Earnings on bank-owned life insurance	402	364	359	38	1.4%	5	1.4%
Break-up fee from terminated definitive agreement	—	—	500	—	-100.0%	(500)	-100.0%
Other income	1,294	1,292	959	2	34.7%	333	34.7%
Total noninterest income	$4,595	$4,496	$6,589	$99	-31.8%	$(2,093)	-31.8%

Total noninterest income consists mainly of service charges on deposits. The pretax gain on sale of fixed assets in 2014 of $2,085,000 was related to the sale of the Bank’s South Airport Boulevard branch office that was closed in 2013. The sale of the building was completed in the fourth quarter of 2014.

The gain on sale of available-for-sale securities during 2016, 2015 and 2014 was primarily generated from the sale of U. S. government and mortgage-backed securities, municipal securities and U. S. Treasury securities.

A significant source of other income was dividends on equity securities, which totaled $775,000, $651,000, and $398,000, in the years 2016, 2015, and 2014, respectively. In 2014, the Company received a $500,000 break-up fee from Valley Community Bank when they terminated their definitive agreement to be purchased by the Company in the fourth quarter of 2014.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7	Noninterest Expenses			Variance		Variance
	Years ended December 31,			2016 vs. 2015		2015 vs. 2014
(Dollar amounts in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Salaries and employee benefits	$19,474	$18,523	$16,731	$951	5.1%	$1,792	10.7%
Occupancy expense	2,528	2,517	2,773	11	0.4%	(256)	-9.2%
Equipment expense	1,765	1,926	1,624	(161)	-8.4%	302	18.6%
Professional fees	1,363	1,471	1,845	(108)	-7.3%	(374)	-20.3%
FDIC assessment	600	600	655	—	—	(55)	-8.4%
Telephone, postage, supplies	1,199	1,074	1,250	125	11.6%	(176)	-14.1%
Advertising expense	524	500	414	24	4.8%	86	20.8%
Data processing expense	657	1,076	572	(419)	-38.9%	504	88.1%
Low income housing expense	284	283	439	1	0.4%	(156)	-35.5%
Surety insurance	347	381	278	(34)	-8.9%	103	37.1%
Directors expense	288	288	252	—	—	36	—
Gain on sale of other
real estate owned, net	—	—	(220)	—	—	220	-100.0%
Other real estate owned
(Income) expense, net	(5)	4	87	(9)	-225.0%	(83)	-95.4%
Other	1,668	1,282	1,168	386	30.1%	114	9.8%
Total noninterest expense	$30,692	$29,925	$27,868	$767		$2,057

Salaries and employee benefits were $19,474,000 in 2016, $18,523,000 in 2015, and $16,731,000 in 2014. Salaries and employee benefits represented 63%, 62%, and 60% of noninterest expense for the years 2016, 2015, and 2014, respectively. Increase in salaries and employee benefits is derived primarily from normal salary progression and in 2015 by the America California Bank acquisition and changes related to executive salary continuation agreements.

Occupancy expense increased $11,000 in 2016, decreased $256,000 in 2015, and decreased $393,000 in 2014. Our South San Francisco branch was sold in the fourth quarter of 2014.

The increase in our data processing expense during 2015 was primarily related to our America California acquisition.

 Provision for Loan Losses

The allowance for loan losses in 2016, 2015 and 2014 was recorded at levels management believed reflected the estimated loss exposure identified in the loan portfolio during the year. The allowance for loan losses was $10,167,000 or 1.28% of total gross loans at December 31, 2016. It was $9,970,000 or 1.36% of total gross loans at December 31, 2015. It was $9,700,000 or 1.63% of total gross loans at December 31, 2014. During the fourth quarter of 2014, a reversal of $1,095,000 in loan loss provision was recorded to reflect improving credit metrics that occurred within the loan portfolio during 2014. A further reversal of $530,000 in loan provision was made in October 2015 for the same reason.

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

Balance Sheet Analysis

Total assets of the Company at December 31, 2016 were $1,219,394,000 compared to $1,124,349,000 at December 31, 2015, and $917,164,000 at December 31, 2014. Average assets totaled $1,163,454,000 in 2016, $1,010,435,000 in 2015, and $901,533,000 in 2014.

Asset growth in 2016 was funded by increases in both deposit liabilities and FHLB Advances. Asset growth in 2015 was primarily the result of the America California Bank acquisition as well as growth in customer business generated through our branch offices. Asset growth in 2014 was derived by bringing in new business through our existing branch offices.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) at December 31, 2016 increased by $59,935,000 or 8.2% from December 31, 2015. While gross loans outstanding at December 31, 2015 increased by $139,302,000 or 23.8% from December 31, 2014. Growth in 2016 and 2014 was obtained through our existing branch offices. In 2015 growth was obtained from our America California Bank acquisition and growth from our existing offices.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2012 through December 31, 2016.

TABLE 8	Loan Portfolio
	December 31
	2016		2015		2014		2013		2012
(Dollar amounts in thousands)
Commercial real estate	$421,222	53%	$399,993	55%	$318,427	54%	$325,199	58%	$303,860	55%
Real estate construction	43,683	6%	44,816	6%	39,771	7%	34,318	6%	18,946	3%
Real estate multi family	105,963	13%	63,597	9%	53,824	9%	46,143	8%	58,004	11%
Real estate 1 to 4 family	170,523	22%	171,964	23%	128,732	22%	106,903	19%	112,719	21%
Commercial & industrial	48,874	6%	52,033	7%	51,662	9%	48,504	9%	55,564	10%
Consumer	3,533	—	1,574	—	1,448	—	1,650	—	1,824	0%
Sub total	793,798	100%	733,977	100%	593,864	100%	562,717	100%	550,917	100%
Net deferred loan fees	(1,146)	—	(1,260)	—	(449)	—	(495)	—	(230)	—
Total	$792,652	100%	$732,717	100%	$593,415	100%	$562,222	100%	$550,687	100%
47

Loans that are not guaranteed by the U. S. Government contain some level of risk of principal repayment. Real estate and loans supported by UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment, either from the liquidation of collateral or from the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity against the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. A borrower’s preference and interest rate risk tolerance will generally dictate whether to utilize fixed or variable rate financing. The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2016.

TABLE 9		Maturing
	Maturing	After 1	Maturing
(Dollar amounts in thousands)	Within	But Within	After 5
	1 Year	5 Years	Years	Total
Commercial real estate	$128,268	177,874	115,080	421,222
Real estate construction	13,302	18,447	11,934	43,683
Real estate multi family	32,268	44,746	28,949	105,963
Real estate 1 to 4 family	51,927	72,009	46,587	170,523
Commercial & industrial	14,882	20,639	13,353	48,874
Consumer	1,076	1,492	965	3,533
Sub total	241,723	335,207	216,868	793,798
Net deferred loan fees	(349)	(484)	(313)	(1,146)
Total	$241,374	334,723	216,555	792,652

With predetermined fixed interest rates	$73,366	101,740	65,822	240,928
With floating interest rates	168,008	232,983	150,733	551,724
Total	$241,374	334,723	216,555	792,652
48

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

The following table sets forth at fair value the maturity distribution and interest rate sensitivity of investment securities at December 31, 2016:

TABLE 10			After		After
	Due		1 Year		5 Years		Due			Maturity
	In 1 Year		Through		Through		After		Fair	In	Average
(Dollar amounts in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury securities	$—	—	$987	1.83%	$—	—	$—	—	$987	2.92	1.83%
Obligations of U. S. Government Agencies	6,520	1.21%	48,997	1.63%	5,028	1.77%	—	—	60,545	3.12	1.59%
Mortgage-backed securities	—	—	17,539	2.23%	29,051	2.35%	37,694	2.40%	84,284	12.14	2.35%
Obligations of states and political subdivisions	1,402	2.86%	59,877	2.37%	87,325	2.44%	3,013	4.05%	151,617	5.46	2.45%
Corporate debt	7,999	1.57%	28,467	2.30%	17,285	3.79%	8,920	3.62%	62,671	7.81	2.81%
Total	$15,921	1.54%	$155,867	2.10%	$138,689	2.56%	$49,627	2.72%	$360,104	7.05	2.34%
49

The following table shows the securities portfolio mix at December 31, 2016, 2015 and 2014.

TABLE 11	Years Ended December 31,
	2016		2015		2014
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$977	$987	$7,004	$7,000	$3,975	$3,958
Obligations of U.S. Government Agencies	60,773	60,545	84,842	84,609	63,090	63,062
Mortgage-backed securities	85,709	84,284	61,579	61,663	78,076	78,417
Obligations of states and political subdivisions	151,988	151,618	132,125	135,190	82,151	84,542
Corporate debt	63,277	62,671	41,045	40,745	34,931	34,902
Total	$362,724	$360,105	$326,595	$329,207	$262,223	$264,881

Deposits

During 2016, average deposits were $1,017,398,000, an increase of $127,029,000 or 14.3%. During 2015, average deposits were $890,369,000, an increase of $104,888,000 or 13.3% over 2014. During 2014, average deposits were $785,481,000, a decrease of $5,361,000 or 0.7% over 2013. The prime lending rate was 3.25% from January 1, 2014 to December 16, 2015 The prime lending rate was raised to 3.50% on December 16, 2015. Deposit interest rates have moved lower in a steady fashion over the last few years. Interest-bearing demand interest rates averaged 0.08% in 2014, 0.11% in 2015 and 2016. Money market deposit costs averaged 0.37% in 2014, 0.43% in 2015 and 2016. Savings rates averaged, 0.10% in 2014, 0.10% in 2015 and 2016. Average rates on time certificates of deposit of $100,000 or more were 0.48% in 2014, 0.36% in 2015 and 0.43% in 2016. On certificates under $100,000, average rates were 0.55% in 2014, 0.16% in 2015 and 0.19% in 2016.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12	Average Deposits and Average Rates paid for the period ending December 31,
	2016			2015			2014
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$113,121	0.11%	11.1	$92,267	0.11%	10.4	$77,613	0.08%	9.9
Money market	424,981	0.43%	41.8	368,858	0.43%	41.4	326,399	0.37%	41.6
Savings	84,229	0.10%	8.3	75,861	0.10%	8.5	66,695	0.10%	8.5
Time deposits $100,000 or more	83,942	0.43%	8.3	78,842	0.36%	8.9	73,803	0.48%	9.4
Time deposits under $100,000	36,173	0.19%	3.6	33,572	0.16%	3.8	35,940	0.55%	4.6
Total interest bearing deposits	$742,446	0.37%	73.0	$649,400	0.36%	73.0	580,450	0.32%	74.0
Demand deposits	274,952	—	27.0	240,969	—	27.0	205,031	—	26.0
Total deposits	$1,017,398	0.21%	100.0	$890,369	0.21%	100.0	$785,481	0.24%	100.0
50

The following table indicates the maturity schedule of time deposits of $250,000 or more:

TABLE 13	Analysis of Time Deposits $250,000 or more at December 31, 2016
(Dollar amounts in thousands)
		Over Three	Over Six	Over
Total Deposits of	Three Months	To Six	To Twelve	Twelve
$250,000 Or More	Or Less	Months	Months	Months
$46,553	$9,432	$20,374	$11,495	$5,252

Capital

The increases in retained earnings were primarily attributable to retention of net income less cash dividends paid and adjustment for the 5% stock dividend in 2016, and to retention of income less cash dividends on preferred stock of $170,000 in 2014 and $567,000 in 2013. Cash dividends declared on common stock totaled $2,890,000 in 2016, $2,447,000 in 2015 and $1,780,000 in 2014. During 2014, the Bank redeemed $9,450,000 in Preferred Stock Outstanding 25% or $3,150,000 of the Series C Preferred Stock was redeemed, with the remaining amount redeemed on January 23, 2014.

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

Table 14

The capital ratios for the Company and the Bank are presented in the table below

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2016		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2016
Common Equity
Tier 1 Capital	10.99%	11.59%	4.50%	7.00%	6.50%
Tier 1 Capital	10.99%	11.59%	6.00%	8.50%	8.00%
Total Capital	12.08%	12.68%	8.00%	10.50%	10.00%
Leverage ratio	8.79%	9.27%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2015
Common Equity
Tier 1 Capital	12.79%	11.15%	4.50%	7.00%	6.50%
Tier 1 Capital	12.79%	11.15%	6.00%	8.50%	8.00%
Total Capital	13.39%	11.88%	8.00%	10.50%	10.00%
Leverage ratio	8.06%	6.99%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

Liquidity

The Company’s primary source of liquidity on a stand-alone basis (see the discussion under “Limitation on Dividends”) is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Limitation on Dividends” in “Item 1-“Business” above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent bank accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2016, the Company’s primary liquidity was 30.84%, compared to 30.39% in 2015, and compared to 30.82% in 2014. Total liquid assets were $376,068,000 in 2016, $341,726,000 in 2015, and $282,643,000 in 2014. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 85% of average total liabilities of $1,053,600,000 for the year ended December 31, 2016, 71% of average total liabilities of $909,814,000 for the year ended December 31, 2015, and 58% of average total liabilities of $810,595,000 for the year ended December 31, 2014.

As of December 31, 2016, the Company had contractual obligations and other commercial commitments totaling approximately $179,915,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2016. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. For additional information, please see the Consolidated Statements of Cash Flows, in Item 8 of this Form 10-K.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$3,183	$1,117	$915	$247	$904
Salary Continuation Agreements	6,659	257	406	406	5,590
Note payable	4,350	600	3,750	—	—
Total Contractual Cash Obligations	$14,192	$1,974	$5,071	$653	$6,494

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$103,316	$64,382	$16,470	$21,318	1,146
Standby Letters of Credit	4,995	4,995	—	—	—
Other Commercial Commitments	64,945	47,469	17,476	—	—
Total Commercial Commitments	$173,256	$116,846	$33,946	$21,318	$1,146

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

The primary source of liability liquidity is the Bank’s depository customer base. The overall liquidity position of the Company is closely monitored and evaluated regularly. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of eligible total assets, and a Federal Reserve Bank of San Francisco borrowing facility of approximately $54,000,000. Management believes the Company’s liquidity sources at December 31, 2016 are adequate to meet its operating needs in 2017 and into the foreseeable future.

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

TABLE 16
	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2016	2015	2014
Return on average assets	1.02%	0.81%	1.02%
Return on average equity	10.88%	8.15%	10.16%
Dividend payout ratio (accrual basis)	27.52%	29.85%	19.27%
Average equity to assets ratio	9.44%	9.96%	10.09%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet to those changes. Market value of portfolio equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items. The starting point (or “base case”) for the following table is the Company’s net portfolio at December 31, 2016, using current discount rates, and an estimate of net interest income for 2017 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2016 levels.

The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2016 and net interest income for 2017 assuming fluctuations or “rate shocks” of minus 100 and 200 basis points and plus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17	Market Risk in Securities
(Dollar amounts in thousands)	Interest Rate Shock
Available for Sale securities	At December 31, 2016

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Unrealized gain (loss)	$15,630	$4,930	$(4,752)	$(19,173)	$(31,191)
Change from current	$20,382	9,682		$(14,421)	$(26,439)

	Market Risk on Net Interest Income
(Dollar amounts in thousands)	At December 31, 2016

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Change in net interest income	$42,630	$41,972	$42,444	$40,364	$38,269
Change from current	$186	$472		$(2,080)	$(4,175)
55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2016 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB Bancorp

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary, (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancorp and subsidiary as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, FNB Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Sacramento, California
March 1, 2017

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2016 and 2015

Assets
(Dollar amounts in thousands)	2016	2015

Cash and due from banks	$15,758	$12,314
Interest-bearing time deposits with financial institutions	205	205
Securities available-for-sale, at fair value	360,105	329,207
Other equity securities	7,206	6,748
Loans, net of deferred loan fees and allowance for loan losses of $10,167 and $9,970 on December 31, 2016 and December 31, 2015	782,485	722,747
Bank premises, equipment, and leasehold improvements, net	9,837	10,202
Bank owned life insurance	16,247	15,845
Accrued interest receivable	4,942	4,511
Other real estate owned, net	1,427	1,026
Goodwill	4,580	4,580
Prepaid expenses	856	997
Other assets	15,746	15,967
Total assets	$1,219,394	$1,124,349

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$296,273	$263,822
Demand, interest bearing	121,086	102,304
Savings and money market	487,763	491,633
Time	114,384	125,430
Total deposits	1,019,506	983,189

Federal Home Loan Bank advances	71,000	17,000
Note payable	4,350	4,950
Accrued expenses and other liabilities	14,224	15,048
Total liabilities	1,109,080	1,020,187

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,853,415 shares at December 31, 2016 and 4,541,680 shares at December 31, 2015	84,283	74,805
Retained earnings	27,577	27,816
Accumulated other comprehensive (loss) earnings, net of tax	(1,546)	1,541
Total stockholders’ equity	110,314	104,162
Total liabilities and stockholders’ equity	$1,219,394	$1,124,349

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2016	2015	2014
Interest income:
Interest and fees on loans	$38,313	$33,235	$31,355
Interest and dividends on taxable securities	4,213	3,554	3,464
Interest on tax-exempt securities	2,943	2,454	1,959
Interest on deposits with other financial institutions	44	39	81
Total interest income	45,513	39,282	36,859
Interest expense:
Interest on deposits	2,780	2,359	1,884
Interest on FHLB advances	67	9	17
Interest on note payable	222	229	192
Total interest expense	3,069	2,597	2,093
Net interest income	42,444	36,685	34,766
Provision for (recovery) of loan losses	150	(305)	(1,020)
Net interest income after provision for (recovery of) loan losses	42,294	36,990	35,786
Noninterest income:
Service charges	2,461	2,501	2,548
Gain on sale of premises	—	—	2,085
Net gain on sale of available-for-sale securities	438	339	138
Earnings on bank-owned life insurance	402	364	359
Break-up fee from terminated definitive agreement	—	—	500
Other income	1,294	1,292	959
Total noninterest income	4,595	4,496	6,589
Noninterest expense:
Salaries and employee benefits	19,474	18,523	16,731
Occupancy expense	2,528	2,517	2,773
Equipment expense	1,765	1,926	1,624
Professional fees	1,363	1,471	1,845
FDIC assessment	600	600	655
Telephone, postage, supplies	1,199	1,074	1,250
Advertising expense	524	500	414
Data processing expense	657	1,076	572
Low income housing expense	284	283	439
Surety insurance	347	381	278
Director expense	288	288	252
Gain on sale of other real estate owned	—	—	(220)
Other real estate owned (recovery) expense	(5)	4	87
Other expense	1,668	1,282	1,168
Total noninterest expense	30,692	29,925	27,868
Earnings before provision for income taxes	16,197	11,561	14,507
Provision for income taxes	5,696	3,364	5,098
Net earnings	10,501	8,197	9,409
Dividends and discount accretion on preferred stock	—	—	170
Net earnings available to common stockholders	$10,501	$8,197	$9,239

Earnings per share available to common stockholders:
Basic	$2.18	$1.73	$1.98
Diluted	$2.12	$1.68	$1.92
Weighted average shares outstanding:
Basic	4,822	4,742	4,666
Diluted	4,945	4,876	4,814

      See accompanying notes to consolidated financial statements

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollar amounts in thousands)	Years ended
	December 31,
	2016	2015	2014
Net earnings	$10,501	$8,197	$9,409
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities net of tax benefit (expense) of $(1,966), $120, and ($2,020).	(2,828)	173	2,905
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax (benefit) expense of ($179), ($139) and ($57)	(259)	(200)	(81)
Total other comprehensive (loss) earnings	(3,087)	(27)	2,824
Total comprehensive earnings	$7,414	$8,170	$12,233

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Years ended December 31, 2016, 2015 and 2014

					Accumulated
(Shares and dollar amounts in thousands)			Preferred		other
			stock		comprehensive
	Common stock		series	Retained	earnings
	Shares	Amount	C	earnings	(loss)	Total
Balance at December 31, 2013	3,979	$59,317	$9,450	$26,738	($1,256)	$94,249
Redemption of preferred stock		—	(9,450)	—	—	(9,450)
Net earnings		—	—	9,409	—	9,409
Other comprehensive earnings		—	—	—	2,824	2,824
Dividends on preferred stock		—	—	(170)	—	(170)
Cash dividends declared on common stock		—	—	(1,780)	—	(1,780)
Stock dividend of 5%	202	5,468	—	(5,468)	—	—
Stock options exercised net of shares tendered	78	1,216				1,216
Tax benefit-options exercised		483	—	—	—	483
Stock-based compensation expense		307	—	—	—	307
Balance at December 31, 2014	4,259	66,791	—	28,729	1,568	97,088
Net earnings		—	—	8,197	—	8,197
Other comprehensive loss		—	—	—	(27)	(27)
Cash dividends declared on common stock		—	—	(2,447)	—	(2,447)
Stock dividend of 5%	216	6,663	—	(6,663)	—	—
Stock options exercised net of shares tendered	67	924				924
Stock-based compensation expense		427	—	—	—	427
Balance at December 31, 2015	4,542	74,805	—	27,816	1,541	104,162
Net earnings		—	—	10,501	—	10,501
Other comprehensive loss		—	—	—	(3,087)	(3,087)
Cash dividends declared on common stock		—	—	(2,890)	—	(2,890)
Stock dividend of 5%	231	7,850		(7,850)	—	—
Stock options exercised, net of shares tendered	80	1,115				1,115
Stock-based compensation expense		513	—	—	—	513
Balance at December 31, 2016	4,853	$84,283	—	$27,577	($1,546)	$110,314

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands)
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$10,501	$8,197	$9,409

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,923	3,458	3,479
Gain on sale of securities available-for-sale	(438)	(339)	(138)
Gain on sale of premises	—	—	(2,085)
Gain on sale of other real estate owned	—	—	(220)
Stock-based compensation expense	513	427	307
Earnings on bank owned life insurance	(402)	(364)	(359)
Provision for (recovery of) loan losses	150	(305)	(1,020)
Deferred tax expense (benefit)	(1,150)	(886)	1,131
Change in net deferred loan fees	(114)	(133)	(46)
Increase (decrease) in accrued interest receivable	(431)	(473)	83
Decrease (increase) in prepaid expense	141	1,856	(344)
Decrease (increase) other assets	1,417	1,852	(2,877)
(Decrease) increase in accrued expenses and other liabilities	583	(2,414)	3,780
Net cash provided by operating activities	14,693	10,876	11,100

Cash flows from investing activities:
Proceeds from matured/called/sold securities available-for-sale	76,979	50,247	41,699
Purchases of securities available-for-sale	(115,541)	(116,640)	(39,953)
Purchases of other equity securities	(458)	(300)	(469)
Acquisition ,net of cash paid	—	(10,855)	—
Maturities of time deposits of other banks	—	2,789	2,759
Net increase in loans	(59,821)	(45,625)	(26,906)
Proceeds from sale of other real estate owned	—	—	1,461
Net investment in other real estate owned	(401)	(263)	(86)
Proceeds from sales of bank premises, equipment, and leasehold improvements	—	—	3,097
Purchases of bank premises, equipment, and leasehold improvements	(687)	(287)	(645)
Net cash used in investing activities	(99,929)	(120,934)	(19,043)

See accompanying notes to consolidated financial statements

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands)
	2016	2015	2014
Cash flows from financing activities:
Net increase in demand and savings deposits	$47,363	$107,422	$37,572
Net decrease in time deposits	(11,046)	(6,553)	(18,993)
Net advances(repayment) of FHLB borrowings	54,000	8,000	(6,000)
Proceeds from issuance of note payable	—	—	6,000
Principal repayment on note payable	(600)	(600)	(450)
Cash dividends paid on common stock	(2,890)	(1,786)	(1,294)
Cash in lieu of fractional shares	—	(13)	—
Exercise of stock options	1,115	924	1,216
Excess tax benefit from exercised stock option	—	—	483
Redemption of preferred stock series C	—	—	(9,450)
Cash dividends paid on preferred stock series C	—	—	(170)
Net cash provided by financing activities	87,942	107,394	8,914
Net increase (decrease) in cash and cash equivalents	2,706	(2,664)	971
Cash and cash equivalents at beginning of year	12,314	14,978	14,007
Cash and cash equivalents at end of year	$15,020	$12,314	$14,978

Additional cash flow information:
Interest paid	$3,059	$2,543	$2,135
Income taxes paid	6,335	4,737	2,590

Non-cash investing and financing activities:
Accrued dividends	738	648	486
Change in fair value of available-for-sale securities, net of tax effect	(3,087)	(27)	2,824
Loans to finance sales of other real estate owned	—	—	3,400
Stock dividend of 5%	7,850	6,663	5,468
Acquisition:
Fair value of assets acquired
Fair value of liabilities assumed	—	115,119	—
	—	93,619	—

See accompanying notes to consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are restricted balances at the Federal Reserve Bank of San Francisco which relate to a minimum cash reserve requirement of approximately $1,810,000 and $2,186,000 at December 31, 2016 and 2015, respectively, currently met by vault cash.

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

The Company did not have any investments in the held-to-maturity portfolio at December 31, 2016 or 2015. Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

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

December 31, 2016, 2015 and 2014

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

All derivatives contracts and instruments are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2016 or 2015.

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

December 31, 2016, 2015 and 2014

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2016. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2016 and found no impairment.

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

On October 28, 2016, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend which resulted in approximately 231,000 shares, payable at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 30, 2016 to shareholders of record on November 30, 2016. The earnings per share data for all periods presented have been adjusted for stock dividends. However, the Consolidated Statement of Changes in Stockholders’ Equity shows the historical roll forward of stock options declared.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(l)	Other Income

Other income includes the following major items:

(Dollar amounts in thousands)	2016	2015	2014
Dividend income-other equity securities	$775	$651	$398
Rental income-other real estate owned	144	144	199
All other items	375	497	362
Total other income	$1,294	$1,292	$959

(m)	Other Expense

Other expense includes the following major items:

(Dollar amounts in thousands)	2016	2015	2014
Dues and memberships	$146	$125	$115
Real estate appraisals	75	75	64
Training and seminars	54	66	63
Amortization of deposit premium	207	82	60
Mastercard	104	96	101
Armored Transit	113	113	129
OCC Assessment	269	238	221
Operating Losses	188	97	64
All other items	512	390	351
	$1,668	$1,282	$1,168

(n)	Income Taxes

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

The Company had no unrecognized tax benefits as of December 31, 2016 and 2015, and a $718,000 unrecognized benefit as of December 31, 2014. The unrecognized tax benefit was related to income tax uncertainties surrounding the Bank’s Enterprise Zone net interest deduction. The FIB has reached a settlement with the Franchise Tax Board for the years from 2005 through 2013, and the outcome of these audits is an anticipated net tax settlement of $51,000 against a deposit of $364,314 that was made in 2012.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company believes that any penalties and interest penalties that may exist are not material and the Company has not accrued for them.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

At December 31, 2016, the Bank had a $1,825,000 net investment in five partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.

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

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders (after deducting dividends and related accretion on preferred stock) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in 2016, 2015 and 2014 and prior per share amounts have been adjusted to reflect the 5% stock dividends declared.

(Number of shares in thousands)	2016	2015	2014
Weighted average common shares outstanding-used in computing basic earnings per share	4,822	4,742	4,666
Dilutive effect of stock options outstanding, using the treasury stock method	123	134	148
Shares used in computing diluted earnings per share	4,945	4,876	4,814

Anti-dilutive options not included	69	106	71

(p)	Stock Option Plans

Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense on the consolidated statements of earnings for the three years ended December 31, 2016, 2015 and 2014. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. The Company’s stock has limited liquidity and limited trading activity. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(w)	Reclassifications

Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

(x)	Recent Accounting Pronouncements

In January 2016 FASB issued ASU 2016-01, Financial Instruments-overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. Before the global financial crisis that began in 2008, both the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) began a joint project to improve and to achieve convergence of their respective standards on the accounting for financial instruments. The global economic crisis further highlighted the need for improvement in the accounting models for financial instruments in today’s complex economic environment. As a result, the main objective in developing this Update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public business entities, the amendments in this Update address certain aspects of recognition measurement. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has begun the process to implement this new standard. The Company is reviewing all revenue sources to determine the sources that are in scope for this guidance. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In February 2016 FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although an estimate of the impact on the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related liability to be recorded on the balance sheet due to the number of branch facilities that are subject to a formal Lease agreement.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606); Principal versus agent considerations (reporting revenue gross versus net). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. As part of that evaluation, the Company is reviewing all our customer relationships in order to determine whether an agency exists, and if it does, whether the Company needs to change the way we recognize income related to that relationship.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

In June 2016 FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). Measurement of Credit Losses. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. As part of that evaluation, the Company has begun to review all stock option exercises in order to determine the potential impact this ASU may have on our earnings per share calculations.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments. This ASU update addresses eight cash flow classification issues related to: debt prepayment or debt extinguishment costs; settlement of zero coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the payment of insurance claims; proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principal. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations, (Topic 805) Clarifying the Definition of a Business. The Board is issuing the amendments in this Update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Concerns about the definition of a business were the primary issues raised in connection with the Post-Implementation Review Report on FASB Statement No. 141 (revised 2007, Business Combinations (Statement 141 (R)), now codified in Topic 805. The guidance in this Update addresses those concerns. The Amendments in Update 2014-09 remove existing industry or transaction specific real estate guidance so that, for purposes of determining what derecognition model to apply in sales transactions with noncustomers, an entity must determine whether a real estate transaction is a sale of a business or a sale of an nonfinancial asset (or an in-substance nonfinancial asset). The Company has begun the process to implement this guidance. The guidance, is not, however, expected to have a material impacy on the Company’s financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification for SEC Staff Announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff expressed their expectations about the extent of disclosures registrant should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, or revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2106-013). In accordance with SAB Topic M, Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The adoption of this ASU in not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topc350). Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value, at the impairment testing date, of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This Update also includes amendments to the Overview and Background Sections of the Codification (as discussed in Part II of the amendments) as part of the Board’s initiative to unify and improve the Overview and Background Sections across Topics and Subtopics. These changes should not affect the related guidance in these Subtopics. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

America
California
Bank
September 4,
(In thousands)	2015
Book value of net assets acquired from America California Bank	$18,138

Fair value adjustments:
Loans	2,171
Core deposit intangible asset	727
Time deposits	(1,732)
Other liabilities	(243)
Total purchase accounting adjustments	19,061

Deferred tax liabilities	(300)
Fair value of net assets acquired from America California Bank	$18,761

Merger consideration	$21,500
Less fair value of net assets acquired	(18,761)
Goodwill	$2,739

As a result of this acquisition, the Company recorded $2.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill reflects the expected value created through the combination of the Company and the acquired company. The entire amount of recorded goodwill in the America California Bank acquisition is expected to be deductible. In the case of the America California Bank acquisition, the Company gains greater customer relationships to the Asian community in San Francisco, we can increase the borrowing to loan customers due to higher loan borrower concentration limits, and we leverage our capital to help improve our return on equity. At December 31, 2016 and 2015, management determined that the market value of our Company exceeded our carrying value; therefore there was no goodwill impairment. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date:

Loans

As discussed in Note 1, the fair value of acquired loans are derived from the present values of the expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, probability of default and expected prepayment, probability of default and expected loss given default, and principal recovery.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

					2021
					and
In thousands	2017	2018	2019	2020	later	Total
Core deposit intangible amortization	$157	$1	$66	$45	$101	$370

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

The following table presents America California Bank’s revenue and earnings included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2015 and 2014 on a pro forma basis as if the acquisition date had been December 31 in the year before the pro forma year presented. This pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Cash and due from banks includes balances with the Federal Reserve Bank of San Francisco (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2016 and 2015, the Bank maintained vault cash in excess of the FRB reserve requirement, which was $1,810,000 and $2,186,000, respectively.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(4)	Securities Available-for-Sale

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2016:
U.S. Treasury securities	$977	$10	$—	$987
Obligations of U.S. government agencies	60,773	112	(340)	60,545
Mortgage-backed securities	85,709	397	(1,822)	84,284
Obligations of states and political subdivisions	151,988	1,458	(1,828)	151,618
Corporate debt	63,277	121	(727)	62,671
	$362,724	$2,098	$(4,717)	$360,105

December 31, 2015:
U.S. Treasury securities	$7,004	$14	$(18)	$7,000
Obligations of U.S. government agencies	84,842	168	(401)	84,609
Mortgage-backed securities	61,579	641	(557)	61,663
Obligations of states and political subdivisions	132,125	3,148	(83)	135,190
Corporate debt	41,045	50	(350)	40,745
	$326,595	$4,021	$(1,409)	$329,207

At December 31, 2016, there were no securities in an unrealized loss position for greater than 12 consecutive months, and 227 securities in an unrealized loss position for under 12 months. At December 31, 2015, there were 16 securities in an unrealized loss position for greater than 12 consecutive months, and 76 securities in an unrealized loss position for under 12 months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2016 and 2015. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2016:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	36,828	(340)	—	—	36,828	(340)
Mortgage-backed securities	67,990	(1,822)	—	—	67,990	(1,822)
Obligations of states and political subdivisions	84,728	(1,828)	—	—	84,728	(1,828)
Corporate debt	41,012	(727)	—	—	41,012	(727)
Total	$230,558	$(4,717)	$—	$—	$230,558	$(4,717)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2015:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$5,042	$(18)	$—	$—	$5,042	$(18)
Obligations of U.S. government agencies	55,382	(339)	4,976	(62)	60,358	(401)
Mortgage-backed securities	19,458	(193)	16,714	(364)	36,172	(557)
Obligations of states and political subdivisions	14,988	(73)	1,856	(10)	16,844	(83)
Corporate debt	27,130	(300)	4,449	(50)	31,579	(350)
Total	$122,000	$(923)	$27,995	$(486)	$149,995	$(1,409)

The amortized cost and fair value of debt securities as of December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$15,908	$15,921
Due after one through five years	155,565	155,867
Due after five years through ten years	140,293	138,689
Due after ten years	50,958	49,627
	$362,724	$360,104
81

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

At December 31, 2016 and 2015, securities with an amortized cost of $116,240,000 and $101,900,000, and fair value of $115,315,000 and $102,336,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

The following table summarizes Other Equity Securities Outstanding:

(Dollar amounts in thousands)	December 31,	December 31,
Equity Securities	2016	2015
Federal Home Loan Bank stock	$5,613	$5,164
Federal Reserve Bank	1,268	1,261
Pacific Coast Bankers Bank Stock	145	145
Texas Independent Bank stock	176	174
Community Bank of the Bay stock	4	4
Totals	$7,206	$6,748

As of December 31, 2016 and 2015, the Bank had investments in FRB of $1,268,000 and $1,261,000, respectively, also carried among other equity securities. These investments are carried at cost, and evaluated periodically for impairment. Federal Home Loan Bank and FRB stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities in order to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired.

(5)	Loans

Loans are summarized as follows at December 31:

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2016
Commercial real estate	$351,261	$68,736	$1,225	$421,222
Real estate construction	43,683	—	—	43,683
Real estate multi-family	90,763	15,200	—	105,963
Real estate 1 to 4 family	153,843	16,680	—	170,523
Commercial & industrial	40,140	8,734	—	48,874
Consumer loans	3,533	—	—	3,533
Gross loans	683,223	109,350	1,225	793,798
Net deferred loan fees	(1,142)	—	—	(1,146)
Allowance for loan losses	(10,167)	—	—	(10,167)
Net loans	$671,914	$109,350	$1,225	$782,485
82

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

83

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Recorded Investment in Loans at December 31, 2016

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	family	family	& industrial	Consumer	Total

Loans:
Ending balance	$421,222	$43,683	$105,963	$170,523	$48,874	$3,533	$793,798

Ending balance: individually evaluated for impairment	$10,023	$843	$—	$3,530	$1,065	$—	$15,461

Ending balance: collectively evaluated for impairment	$411,199	$42,840	$105,963	$166,993	$47,809	$3,533	$778,337
84

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

85

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Impaired Loans

As of and for the year ended December 31, 2016

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,516	$9,026	$—	$9,730	$716
Commercial real estate construction	843	843	—	857	53
Residential- 1 to 4 family	678	678	—	685
Commercial and industrial	120	120	—	322	25
Consumer	—	—	—	—	—
Total	10,157	10,667	—	11,594	794

With an allowance recorded
Commercial real estate	$1,507	$1,507	$50	$1,528	$89
Residential- 1 to 4 family	2,852	2,852	442	3,202	157
Commercial and industrial	945	945	96	1,240	1
Consumer	—	—	—	—	—
Total	5,304	5,304	588	5,970	247

Total
Commercial real estate	$10,023	$10,533	$50	$11,258	$805
Commercial real estate construction	843	843	—	857	53
Residential- 1 to 4 family	3,530	3,530	442	3,887	157
Commercial and industrial	1,065	1,065	96	1,562	26
Consumer	—	—	—	—	—
Grand total	$15,461	$15,971	$588	$17,564	$1,041

86

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

87

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

There has been no additional impairment recognized on previous credit impairment loans subsequent to acquisition. Nonaccrual loans totaled $6,647,000 and $7,915,000 as of December 31, 2016 and 2015. Not all impaired loans are in a nonaccrual status. The majority of the difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	December 31,	December 31,
	2016	2015
Commercial real estate	$5,553	$6,021
Real estate 1 to 4 family	149	636
Commercial & industrial	945	1,258
Consumer	—	—
Total	$6,647	$7,915

88

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Interest income on impaired loans of $1,041,000, $791,000 and $982,000 was recognized based upon cash payments received in 2016, 2015, and 2014, respectively. The amount of interest on impaired loans not collected in 2016, 2015 and 2014, was $569,000, $460,000 and $91,000, respectively. The cumulative amount of unpaid interest on impaired loans was $3,973,000, $3,405,000 and $2,944,000 at December 31, 2016, 2015 and 2014, respectively.

The following is a summary of the principal amounts outstanding for troubled debt restructurings added during the years ended December 31, 2016 and 2015.

	Total troubled debt restructurings outstanding at year end
(dollars in thousands)	December 31, 2016			December 31, 2015
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$4,466	$4,494	$8,960	$4,775	$—	$4,775
Real estate construction	—	—	—	1,283	—	1,283
Real estate 1 to 4 family	3,381	—	3,381	3,583	2,060	5,643
Commercial & industrial	120	902	1,022	524	1,043	1,567
Total	$7,967	$5,396	$13,363	$10,165	$3,103	$13,268

Modifications
For the Year Ended December 31, 2016
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	2	3,527	3,527
Total	2	$3,527	$3,527

Modifications
For the Year Ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Real estate 1 to 4 family	1	$472	$472
Total	1	$472	$472

89

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

	Modifications
	For the Year Ended December 31, 2014
	Commercial	Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	3	$1,442	$1,442
Real estate 1 to 4 family	1	567	567
Total	4	$2,009	$2,009

During the years ended December 31, 2016, 2015 and 2014, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

90

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Allowance for Credit Losses

As of and For the Year Ended December 31, 2016

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(36)	(164)	(18)	(218)
Recoveries	8	—	—	53	204	—	265
Provision	325	28	146	(111)	(243)	5	150
Ending balance	$6,392	$617	$389	$2,082	$650	$37	$10,167

Ending balance: individually evaluated for impairment	$50	$—	$—	$442	$96	$—	$588
Ending balance: collectively evaluated for impairment	$6,342	$617	$389	$1,640	$554	$37	$9,579
91

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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
92

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Allowance for Credit Losses

As of and For the Year Ended December 31, 2014

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,763	$734	$293	$1,788	$1,237	$64	$9,879
Charge-offs	(83)	(183)	—	(62)	(28)	(26)	(382)
Recoveries	1,062	—	—	3	154	4	1,223
(Recovery of) / provision forr	(1,193)	298	(87)	236	(290)	16	(1,020)
Ending balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700

Ending balance: individually evaluated for impairment	$101	$—	$—	$432	$225	$8	$766
Ending balance: collectively evaluated for impairment	$5,448	$849	$206	$1,533	$848	$50	$8,934
93

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Age Analysis of Past Due Loans

As of December 31, 2016

(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$835	$2	$—	$837	$350,424	$351,261
Real estate construction	645		—	645	43,038	43,683
Real estate multi family	—	—	—	—	90,763	90,763
Real estate 1 to 4 family	1,365	61	74	1,500	152,343	153,843
Commercial & industrial	241	—	945	1,186	38,954	40,140
Consumer	—	—	—	—	3,533	3,533
Total	$3,086	$63	$1,019	$4,168	$679,055	$683,223

Purchased
Not credit impaired
Commercial real estate	$1,869	$1,909	$550	4,328	$64,408	$68,736
Real estate multi-family	—	—	—	—	15,200	15,200
Real estate 1 to 4 family	—	—	75	75	16,605	16,680
Commercial & industrial	285	—	—	285	8,449	8,734
Total	$2,154	$1,909	$625	$4,688	$104,662	$109,350

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,225	$1,225
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,225	$1,225
94

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Age Analysis of Past Due Loans

As of December 31, 2015

(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,541	$—	$—	$1,541	$312,600	$314,141
Real estate construction	706	725	—	1431	37,478	38,909
Real estate multi family	—	—	—	—	47,607	47,607
Real estate 1 to 4 family	1,363	737	71	2,171	151,701	153,872
Commercial & industrial	—	—	1,258	1,258	38,636	39,894
Consumer	—	—	—	—	1,574	1,574
Total	$3,610	$1,462	$1,329	$6,401	$589,596	$595,997

Purchased
Not credit impaired
Commercial real estate	$—	$—	$3,810	—	$84,548	$84,548
Real estate construction	—	—	—	—	5,907	5,907
Real estate multi-family	—	—	—	—	15,990	15,990
Real estate 1 to 4 family	175	—	—	175	17,917	18,092
Commercial & industrial	70	—	—	70	12,069	12,139
Total	$245	$—	$3,810	$245	$136,431	$136,676

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,304	$1,304
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,304	$1,304

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

95

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

96

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

97

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Age Analysis of Past Due Loans

As of December 31, 2016

(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$835	$2	$—	$837	$350,424	$351,261
Real estate construction	645		—	645	43,038	43,683
Real estate multi family	—	—	—	—	90,763	90,763
Real estate 1 to 4 family	1,365	61	74	1,500	152,343	153,843
Commercial & industrial	241	—	945	1,186	38,954	40,140
Consumer	—	—	—	—	3,533	3,533
Total	$3,086	$63	$1,019	$4,168	$679,055	$683,223

Purchased
Not credit impaired
Commercial real estate	$—	$—	$5,553	5,553	$63,183	$68,736
Real estate multi-family	—	—	—	—	15,200	15,200
Real estate 1 to 4 family	—	—	75	75	16,605	16,680
Commercial & industrial	285	—	—	285	8,449	8,734
Total	$285	$—	$5,628	$5,913	$103,437	$109,350

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,225	$1,225
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,225	$1,225

98

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Age Analysis of Past Due Loans

As of December 31, 2015

(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,541	$—	$—	$1,541	$312,600	$314,141
Real estate construction	706	725	—	1431	37,478	38,909
Real estate multi family	—	—	—	—	47,607	47,607
Real estate 1 to 4 family	1,363	737	71	2,171	151,701	153,872
Commercial & industrial	—	—	1,258	1,258	38,636	39,894
Consumer	—	—	—	—	1,574	1,574
Total	$3,610	$1,462	$1,329	$6,401	$589,596	$595,997

Purchased
Not credit impaired
Commercial real estate	$—	$—	$3,810	—	$84,548	$84,548
Real estate construction	—	—	—	—	5,907	5,907
Real estate multi-family	—	—	—	—	15,990	15,990
Real estate 1 to 4 family	175	—	—	175	17,917	18,092
Commercial & industrial	70	—	—	70	12,069	12,139
Total	$245	$—	$3,810	$245	$136,431	$136,676

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,304	$1,304
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,304	$1,304
99

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

	Credit Quality Indicators
	As of December 31, 2016

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$348,785	$902	$1,574	$—	$351,261
Real estate construction	42,840	—	843	—	43,683
Real estate multi-family	90,763	—	—	—	90,763
Real estate 1 to 4 family	153,769	—	74	—	153,843
Commercial & industrial	39,752	—	384	4	40,140
Consumer loans	3,533	—	—	—	3,533
Totals	$679,442	$902	$2,875	$4	$683,223

Purchased
Not credit impaired
Commercial real estate	$61,705	$—	$7,031	$—	$68,736
Real estate multi-family	15,200	—	—	—	15,200
Real estate 1 to 4 family	16,605	—	75	—	16,680
Commercial & industrial	8,644	—	90	—	8,734
Total	$102,154	$—	$7,196	$—	$109,350

Purchased
Credit impaired
Commercial real estate					$1,225
Total					$1,225
100

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

101

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(6)	Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows:

	Year ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Beginning foreclosed asset balance, net	$1,026	$763	$5,318
Additions/transfers from loans	401	263	86
Disposition/sales	—	—	(4,641)
Valuation adjustments	—	—	—
Ending foreclosed asset balance, net	$1,427	$1,026	$763
Ending valuation allowance	$—	$—	$—
Ending number of foreclosed properties	1	1	1
Proceeds from sale of foreclosed properties	$—	$—	$1,461
Loans to finance sale of foreclosed properties	$—	—	3,400
Gain on sale of foreclosed properties	$—	$—	$220

(7)	Related Party Transactions

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

(Dollar amounts in thousands)	2016	2015
Balance, beginning of year	$3,988	$9,075
Additions	2,474	1,602
Repayments	(65)	(6,689)
Balance, end of year	$6,397	$3,988

	2016	2015
Related party deposits	$3,316	$4,441
102

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Bank Premises, Equipment, and Leasehold Improvements

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2016	2015
Buildings	$10,099	$9,885
Equipment & furniture	8,803	8,785
Leasehold improvements	1,496	1,496
	20,398	20,166
Accumulated depreciation and amortization	(15,275)	(14,663)
	5,123	5,503
Land	4,714	4,699
	$9,837	$10,202

Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 was $1,051,000, $1,098,000, and $1,194,000 respectively.

(9)	Deposits

The aggregate amount of time certificates, each with a minimum denomination of $250,000 or more, was $46,553,000 and $50,988,000 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)
Year ending December 31:	Under	$250,000
	$250,000	or more	Total
2017	$44,760	$41,301	$86,061
2018	12,900	3,141	16,041
2019	9,191	2,111	11,302
2020	190	—	190
2021	790	—	790
	$67,831	$46,553	$114,384

(10)	Federal Home Loan Bank Advances and Note Payable

As of December 31, 2016, there were $71,000,000 Federal Home Loan Bank (“FHLB”) borrowings outstanding, consisting of $10,000,000 at 0.61% due January 3, 2017, $7,000,000 at 0.55% due January 5, 2017, $7,000,000 at 0.49% due January 9, 2017, $11,000,000 at 0.63% due January 27, 2017, $6,000,000 at 0.63% due January 30, 2017, $10,000,000 at 0.61% due January 30, 2017, and $20,000,000 at 0.67% due February 28, 2017. At December 31, 2015, there were $17,000,000 in FHLB borrowings outstanding, consisting of $2,000,000 at 0.27% due January 4, 2016 and $15,000,000 at 0.42% due January 11, 2016.

At December 31, 2016, the Bank had a maximum borrowing capacity under FHLB advances of $452,318,000, of which $380,809,000 was available. The FHLB advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

At December 31, 2016 the Company had a term loan outstanding of $4,350,000 that matures on March 31, 2019. Monthly payments consist of $50,000 in principle + interest which is adjustable at 3 month LIBOR plus 400 basis points. All the outstanding stock of the Bank is pledged as collateral for this loan.

103

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(11)	Commitments and Contingencies

Operating Lease Commitments

The Bank leases a portion of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Company pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises.

The minimum rental commitments under the operating leases as of December 31, 2016 are as follows:

(Dollars in thousands)
2017	$1,117
2018	556
2019	359
2020	247
2021	251
Thereafter	653
$3,183

Total rent expense for operating leases was $1,127,000, $1,092,000, and $1,161,000, in 2016, 2015, and 2014, respectively.

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

Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees’ wages as a safe harbor contribution. The Bank’s accrued contribution to the Plan on the safe harbor basis for the years ended December 31, 2016, 2015, and 2014 was $375,000, $355,000, and $358,000, respectively. In addition, the Board of Directors approved an additional $100,000 profit sharing contribution for 2014.

(13)	Salary Continuation and Deferred Compensation Plans

The Company maintains Salary Continuation Agreements for certain Executive officers. Executives participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of fifteen to twenty years upon retirement. The Company accrues such post-retirement benefits over the individual’s vesting period. The Salary Continuation Plan expense for the years ended December 31, 2016, 2015, and 2014 was $1,860,000, $1,786,000 and $463,000, respectively. Accrued compensation payable under the salary continuation plan totaled $6,659,000 and $5,028,000 at December 31, 2016 and 2015, respectively. The increase in Salary Continuation Agreement expense during 2016 and 2015 was due to primarily amending the Agreements for four executives. Prior to agreements being amended, benefits were not vested until the executives reached age 65 or there was a change-in-contol event. The Salary Continuation Agreements provide for a payment of a fixed amount over a period of 20 years following the executive’s separation from service. During 2016 and 2015, the expense that would have been recognized if the vesting dates had not been changed would have been $502,000 and $538,000, respectively. With the change to the vesting period for the current executive management team, the 2016 and 2015 salary continuation agreement expense totaled $1,860,000 and $1,786,000, respectively. There was no change in benefits to be paid out under the agreements, only a change in the vesting period and a change in the way current period service costs were recorded.

104

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum of 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distribution upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2016 and 2015, the related liability included in accrued expenses and other liabilities on the consolidated balance sheets was $1,790,000 and $1,543,000, respectively.

(14)	Preferred Stock

On September 15, 2011, the Company issued Preferred Stock as part of the Treasury’s Small Business Lending Fund (“SBLF”) as Preferred Stock – Series C – Non-Cumulative.

On May 6, 2013, 25% or $3,150,000 of the original $12,600,000 was redeemed. On January 24, 2014, FNB Bancorp (the “Company”) redeemed all the remaining outstanding preferred shares that had been issued to the United States Treasury Department through the SBLF in a cash redemption

(15)	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2016	2015	2014
Current:
Federal	$4,597	$2,929	$2,501
State	2,249	1,321	1,466
	$6,846	$4,250	$3,967
Deferred:
Federal	$(808)	$(158)	$1,097
State	(342)	(728)	34
	(1,150)	(886)	1,131
Total provision for taxes	$5,696	$3,364	$5,098
105

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2016	2015	2014
Statutory rates	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt Income for federal purposes	-7.1%	-8.2%	-5.4%
State taxes on income, net of federal benefit	7.8%	3.4%	6.8%
Benefits from low income housing credits	-1.6%	-2.3%	-1.9%
Stock based compensation	1.7%	2.0%	1.2%
Other, net	-0.6%	0.2%	0.4%
Effective tax rate	35.2%	29.1%	35.1%
106

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The tax effects of temporary differences giving rise to the Company’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015	2014

Deferred tax assets
Allowance for loan losses	$4,661	$4,470	$4,369
Accrued salaries and officers compensation	3,717	2,770	1,502
Capitalized interest on buildings	—	—	14
Expenses accrued on books, not yet deductible in tax return	1,908	1,766	1,574
Depreciation	388	399	374
Net operating loss carryforward	1,069	1,335	—
Tax credit carryforwards	—	—	22
Acquisition accounting differences	325	—	601
Unrealized depreciation on available-for-sale securities	1,074	—	—
	13,142	10,740	8,456
Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$—	$1,075	$1,094
State income taxes	1,156	1,070	613
Core deposit intangible	236	323	34
Expenses and credits deducted on tax return, not on books	933	754	102
Total deferred tax liabilities	2,325	3,222	1,843

Net deferred tax assets (included in other assets)	$10,817	$7,518	6,613

As of December 31, 2016, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences.

107

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

(Dollars amounts in thousands)	December 31
	2016	2015
Financial instruments whose contract amounts represent credit risk:
Lines of credit	$103,316	$98,396
Other Commercial Commitments:
Undisbursed loan commitments	59,249	56,306
Mastercard/Visa lines	5,696	6,722
Standby Letters of credit	4,995	5,830
	$173,256	$167,254

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2016, there were financial standby letters of credit of $4,983,000 issued. The performance standby letters of credit are typically issued to municipalities as specific performance bonds.

As of December 31, 2016 there were performance letters of credit of $12,000 issued. As of December 31, 2015 there were performance letters of credit of $881,000 issued. The terms of the guarantees will expire in 2016. The Bank has experienced no draws on these letters of credit, and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

108

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(17)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015. Management has also described the fair value techniques used by the Company to determine such fair value. During 2016 and 2015 there were no transfers of assets and liabilities between levels. All assets and liability valuations were determined using consistent valuation technologies.

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics. The following table presents the recorded amount of assets measured at fair value on a recurring basis

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2016, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$987	$987	$—	$—
Obligations of U.S.
Government agencies	60,545	—	60,545	—
Mortgage-backed securities	84,284	—	84,284	—

Obligations of states and political subdivisions	151,618	—	151,618	—
Corporate debt	62,671	—	62,671	—
Total assets measured at fair value	$360,105	$987	$359,118	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2015, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$7,000	$7,000	$—	$—
Obligations of U.S. Government agencies	84,609	—	84,609	—
Mortgage-backed securities	61,663	—	61,663	—
Obligations of states and political subdivisions	135,190	—	135,190	—
Corporate debt	40,745	—	40,745	—
Total assets measured at fair value	$329,207	$7,000	$322,207	$—
109

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2016, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$—	$—
Residential-1 to 4 family	67	—	—	67
Commercial and industrial	815	—	—	815
Other real estate owned	1,427	—	—	1,427

Total impaired assets measured at fair value	$2,309	$—	$—	$2,309

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2015, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$136	$—	$—	$136
Residential-1 to 4 family	301	—	—	301
Commercial and industrial	1,065	—	—	1,065
Other real estate owned	1,026	—	—	1,026
Total impaired assets measured at fair value	$2,528	$—	$—	$2,528
110

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Loans.

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, fair values are based on discounted cash flows, credit risk factors, and liquidity factors. The allowance for loan and lease losses is considered to be a reasonable estimate of loan discount for credit quality concerns.

Other equity securities.

These are mostly Federal Reserve Bank stock and Federal Home Loan Bank stock, carried in other assets on the consolidated balance sheet. These securities can only be issued and redeemed at par by the issuing entities. They cannot be sold in open market transactions. Fair value is estimated to be carrying value.

Deposit liabilities.

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are based on discounted cash flows. The allowance for loan and lease losses is considered to be a reasonabl estimate of loan discount for credit quality concerns.

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

December 31, 2016, 2015 and 2014

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

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2016 and 2015:

December 31, 2016	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,758	$15,758	$15,758
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	360,105	360,105	987	359,118
Loans	782,485	769,661			$769,661
Other equity securities	7,206	7,206			7,206
Accrued interest receivable	4,942	4,942	4,942

Financial liabilities:

Deposits	1,019,506	1,020,088	951,743	68,345
Federal Home Loan Bank advances	71,000	71,000		71,000
Note payable	4,350	4,350		4,350
Accrued interest payable	246	246	246

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,733			1,733
112

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

December 31, 2015	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,314	$12,314	$12,314
Interest-bearing time deposits with financial institutions	205	205		205
Securities available for sale	329,207	329,207	7,000	322,207
Loans	722,747	713,966			713,966
Other equity securities	6,748	6,748			6,748
Accrued interest receivable	4,511	4,511	4,511

Financial liabilities:

Deposits	983,189	983,771	857,759	126,012
Federal Home Loan Bank advances	17,000	17,000		17,000
Note payable	4,950	4,950		4,950
Accrued interest payable	236	236	236

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,673			1,673

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

December 31, 2016, 2015 and 2014

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices.

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2016, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital, and leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

Management believes that the Company and the Bank are both “well capitalized” by regulatory definitions for all required regulatory capital ratios, including leverage, common equity Tier 1, Tier 1 and total capital requirements for all periods presented. Management believes that relations with our regulatory agencies are good.

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The capital ratios for the Company and the Bank are presented in the table below

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2016		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2016
Common Equity
Tier 1 Capital	11.32%	11.59%	4.50%	7.00%	6.50%
Tier 1 Capital	11.32%	11.59%	6.00%	8.50%	8.00%
Total Capital	12.42%	12.68%	8.00%	10.50%	10.00%
Leverage ratio	9.02%	9.27%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2016		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2016
Common Equity
Tier 1 Capital	$106,971	$109,538	$42,533	$66,163	$61,437
Tier 1 Capital	$106,971	109,538	56,711	80,341	75,615
Total Capital	117,315	119,882	75,615	99,244	94,518
Leverage Capital	106,971	109,538	47,443	47,443	59,304

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2015
Common Equity
Tier 1 Capital	11.54%	12.14%	4.50%	7.00%	6.50%
Tier 1 Capital	11.54%	12.14%	6.00%	8.50%	8.00%
Total Capital	12.76%	13.35%	8.00%	10.50%	10.00%
Leverage ratio	8.64%	9.08%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2015
Common Equity
Tier 1 Capital	$96,476	$101,426	$37,609	$58,504	$54,325
Tier 1 Capital	96,476	$101,426	50,145	71,040	66,861
Total Capital	106,623	111,573	66,861	87,755	83,577
Leverage ratio	96,476	101,426	44,675	44,675	55,843

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(20)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans provide the Company the ability to grant additional options to employees covering 345,619 shares as of December 31, 2016.

Incentive stock options currently outstanding become exercisable in one to five years from the grant date, based on a vesting schedule of 20% per year and expire 10 years after the grant date. Nonqualified options to directors become vested on the date of grant. The options exercise price is the fair value of the per share price of the underlying stock options at the grant date.

The amount of compensation expense for options recorded in the years ended December 31, 2016, 2015, and 2014 was $513,000, $427,000 and $307,000, respectively. There was an income tax benefit related to stock option exercises for the year ended December 31, 2014, but none in 2015 and 2016. The amount of unrecognized compensation expense related to non-vested options at December 31, 2016 was $1,409,000, and the weighted average period it will be amortized is 3.9 years. The assumptions for options granted in 2016 were as follows: dividend yield of 1.94% for the year; risk-free interest rate of 2.15%; expected volatility of 37%; expected life of 7.2 years. This resulted in a weighted average fair value per option of $11.14.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2015 was $1,061,000, and the weighted average period it will be amortized over is 4.0 years. The assumptions for options granted in 2015 were as follows: dividend yield of 1.96% for the year; risk-free interest rate of 2.14%; expected volatility of 41%; expected life of 8.9 years. This resulted in a weighted average fair value of $11.82 per share. The amount of total unrecognized compensation expense related to non-vested options at December 31, 2014 was $743,000, and the weighted average period it will be amortized over is 3.6 years. The assumptions for options granted in 2014 were as follows: dividend yield of 1.49% for the year; risk-free interest rate of 2.08%; expected volatility of 41.85%; expected life of 9.1 years. This resulted in a weighted average option fair value of $4.08 per share.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

A summary of option activity, adjusted for stock dividends, issued under the 2008 FNB Bancorp Plan as of December 31, 2016 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price/share	(in years)	per share
Outstanding at January 1, 2016	390,896	$17.74
Granted	84,276	$31.43
Exercised	(48,557)	$12.68		$15.32
Forfeited or expired	(4,908)	$24.23
Outstanding at December 31, 2016	421,707	$20.99	6.9	$11.56
Exercisable at December 31, 2016	244,191	$17.02	5.7	$15.53

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2016	2015	2014
Options outstanding	421,707	390,896	357,007
Range of exercise prices/share	$5.30 to $31.43	$5.3017-$24.40	$5.30-$24.40
Weighted average remaining contractual life (in years)	6.9	7.0	7.2
Fully vested options	244,191	217,641	183,739
Weighted average exercise price/sh	$17.02	$17.74	$14.89
Aggregate intrinsic value	$4,876,927	$4,307,190	$3,653,213
Weighted average remaining contractual life (in years)	5.7	5.9	6.0

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

A summary of option activity, adjusted for stock dividends, under the 2002 FNB Bancorp Plan as of December 31, 2016 and changes during the year then ended is presented below.

			Weighted-
			Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price/share	(in years)	per share
Outstanding at January 1, 2016	64,015	$20.22
Granted	—	—
Exercised	(43,771)	$20.84		$7.05
Forfeited or expired	(1,198)	$21.19
Outstanding at December 31, 2016	19,046	$18.72	0.5	$13.83
Exercisable at December 31, 2016	19,046	$18.72	0.5	$13.83

The following supplemental information applies to the three years ended December 31:

2002 FNB Bancorp Plan
	2016	2015	2014
Options outstanding	19,046	64,015	116,454
Range of exercise prices/share	$18.72 to $18.72	$18.72 to $21.19	$16.73 to $21.19
Weighted average remaining contractual life (in years)	0.5	0.9	1.4
Fully vested options	19,046	64,015	116,454
Weighted average exercise price/sh	$18.72	$20.22	$19.34
Aggregate intrinsic value	$263,324	$547,108	$679,373
Weighted average remaining contractual life (in years)	0.5	0.9	1.4
118

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

A summary of option activity, adjusted for stock dividends, under the 1997 FNB Bancorp Plan as of December 31, 2016 and changes during the year then ended is presented below.

			Weighted-
			Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	(thousands)
Outstanding at January 1, 2016	33,882	$18.72
Granted	—	—
Exercised	(22,805)	18.72
Forfeited or expired	—	—
Outstanding at December 31, 2016	11,077	$18.72	0.5	$13.73
Exercisable at December 31, 2016	11,077	$18.72	0.5	$13.73

The following supplemental information applies to the three years ended December 31:

1997 FNB Bancorp Plan
	2016	2015	2014
Options outstanding	11,077	33,882	34,860
Range of exercise prices	$18.72	$18.72	$18.72
Weighted average remaining contractual life (in years)	0.5	1.5	2.5
Fully vested options	11,077	33,882	34,860
Weighted average exercise price/sh	$18.72	$18.72	$18.72
Aggregate intrinsic value	$152,593	$340,094	$224,701
Weighted average remaining contractual life (in years)	0.5	1.5	2.5
119

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(21)	QUARTERLY DATA (UNAUDITED)

Per share amounts are adjusted for stock dividends	2016
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$11,565	$11,316	$11,122	$11,510
Interest expense	848	766	721	734
Net interest income	10,717	10,550	10,401	10,776
Provision for loan losses	75	75	—	—
Net interest income, after provision for loan losses	10,642	10,475	10,401	10,776

Noninterest income	1,134	1,036	1,102	1,323
Noninterest expense	7,787	7,649	7,513	7,743
Income before income taxes	3,989	3,862	3,990	4,356
Provision for income taxes	1,422	1,414	1,546	1,314
Net earnings	$2,567	$2,448	$2,444	$3,042

Basic earnings per share	$0.54	$0.51	$0.50	$0.63
Diluted earnings per share	$0.52	$0.50	$0.49	$0.61

	2015
(Dollars in thousands)	First	Second	Third	Fourth

Interest income	$9,068	$9,300	$9,893	$11,021
Interest expense	514	595	693	795
Net interest income	8,554	8,705	9,200	10,226
Provision for (recovery) of loan losses	75	75	75	(530)
Net interest income, after provision for loan losses	8,479	8,630	9,125	10,756

Non-interest income	1,078	1,267	1,024	1,127
Non-interest expense	6,943	6,789	7,479	8,714
Income before income taxes	2,614	3,108	2,670	3,169
Provision for income taxes	815	1,037	431	1,081
Net earnings	$1,799	$2,071	$2,239	$2,088

Basic earnings per share	$0.38	0.44	$0.48	$0.44
Diluted earnings per share	$0.37	$0.43	$0.46	$0.42
120

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(22)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
	December 31,
(Dollars in thousands)	2016	2015
Assets:
Cash and due from banks	$1,795	$1,124
Investments in subsidiary	112,881	107,835
Income tax payable to subsidiary	(244)	(78)
Dividend receivable from subsidiary	739	649
Other assets	243	242
Total assets	$115,414	$109,772
Liabilities:
Dividend declared	$739	$649
Note payable	4,350	4,950
Other liabilities	11	11
Total liabilities	5,100	5,610
Stockholders’ equity	110,314	104,162
Total liabilities and stockholders’ equity	$115,414	$109,772

FNB Bancorp	Condensed statements of earnings
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income:
Dividends from subsidiary	$2,890	$2,439	$10,444
Total income	2,890	2,439	10,444
Expense:
Interest on note payable	222	229	192
Other expense	135	128	155
Total expense	357	357	347
Income before income tax benefit and equity in undistributed earnings of subsidiary	2,533	2,082	10,097
Income tax benefit	—	(56)	(38)
Income before equity in undistributed earnings (loss) of subsidiary	2,533	2,138	10,135
Equity in undistributed earnings (loss) of subsidiary	7,968	6,059	(726)
Net earnings	10,501	8,197	9,409
Dividends and discount accretion on preferred stock	—	—	170
Net earnings available to common shareholders	$10,501	$8,197	$9,239

See accompanying notes to consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

FNB Bancorp	Condensed statement of cash flows
	Years ended December 31,
(Dollars in thousands)	2016	2015	2014
Net earnings	$10,501	$8,197	$9,409
Decrease (increase) in income tax receivable from subsidiary	166	165	(38)
Net increase in dividend receivable and other assets	(166)	(163)	(88)
Net increase (decrease) in other liabilities	—	147	(395)
Excess tax benefit from exercised stock options	(600)	(222)	(483)
Undistributed earnings of subsidiary	(7,968)	(6,059)	726
Stock-based compensation expense	513	427	307
Cash flows from operating activities	2,446	2,492	9,438
Investment in subsidiary	—	(882)	(6,000)
Cash flows from investing activities	—	(882)	(6,000)
Repayment of capital purchase program	—	—	(9,450)
Proceeds from issuance of note payable	—	—	6,000
Payment on note payable	(600)	(600)	(450)
Exercise of stock options	1,115	924	1,216
Excess tax benefit from exercised stock options	600	222	483
Dividends on common stock	(2,890)	(1,786)	(1,294)
Cash dividends on preferred stock series A,B,C	—	—	(170)
Cash flows provided by financing activities	(1,775)	(1,240)	(3,665)
Net increase (decrease) in cash	671	370	(227)
Cash, beginning of year	1,124	754	981
Cash, end of year	$1,795	$1,124	$754

Non-cash investing and financing activities:
Accrued dividends	738	649	486
Stock dividend of 5%	7,850	6,663	5,468

See accompanying notes to consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management has used the criteria established in the updated “Internal Control-Integrated Framework-2013” issued May 14, 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our evaluation, the principal executive officer and principal financial officer have concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework-2013” issued in 2013 by COSO, including disclosure controls and procedures, are effective to ensure that material information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Date: March 1, 2017

/s/ Thomas C. Mc Graw	/s/ David A. Curtis
Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Principal Financial and Accounting Officer

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
126

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
127

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
128

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
129

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
130

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

10.61

Memorandum of Mutual Agreement to Amend Certain Salary Continuation Agreements, dated December 18, 2015 between First National Bank of Northern California and Messrs. Black, Clifford, Curtis and Brugioni (incorporated by reference to Form 8-K filed with the Commission on December 18, 2015).*

10.62

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Thomas C. McGraw, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.63

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Jim D. Black, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.64

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Anthony J. Clifford, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.65

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and David A. Curtis, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

131

10.66

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Randy R. Brugioni, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.67

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Thomas C. McGraw (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.68

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Jim D. Black (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.69

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Anthony J. Clifford (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.70

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and David A. Curtis (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.71

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Randy R. Brugioni (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.72

Amended and Restated Management Continuity Agreement dated May 27, 2016 between First National Bank of Northern California and Jim D. Black (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.73

Amended and Restated Management Continuity Agreement dated May 27, 2016 between First National Bank of Northern California and Anthony J. Clifford (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.74

Amended and Restated Management Continuity Agreement dated May 27, 2016 between First National Bank of Northern California and Charles R. Key (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

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
132

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

An Annual Report for the fiscal year ended December 31, 2016, and Notice of Annual Meeting and Proxy Statement for the Company’s 2017 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

133

ITEM 16. FORM 10-K SUMMARY

Not applicable.

134

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 1, 2017	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	March 1, 2017
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 1, 2017
Thomas C. McGraw	Officer

/s/ David A. Curtis	Senior Vice President	March 1, 2017
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. Atwood
Thomas G. Atwood, D. D. S.	Director	March 1, 2017

/s/ Ronald R. Barels	Director	March 1, 2017
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 1, 2017
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 1, 2017
Michael Pacelli

/s/ Edward J. Watson	Director and Secretary	March 1, 2017
Edward J. Watson

/s/ Jim D. Black	Director and President	March 1, 2017
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 1, 2017
Anthony J. Clifford	Vice President and Chief
Operating Officer
135