Form 10-Q
period 2017-03-31
FNB BANCORP/CA/
filed 2017-05-04
CIK 1163199

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

FNB BANCORP

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation)

000-49693	91-2115369
(Commission File Number)	(IRS Employer Identification No.)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(650) 588-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Emerging growth company ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of March 31, 2017: 4,874,246 shares.

FNB BANCORP AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
(Dollar amounts in thousands)	2017	2016

Cash and due from banks	$25,337	$15,758
Interest-bearing time deposits with financial institutions	205	205
Securities available-for-sale, at fair value	353,364	360,105
Loans, net of allowance for loan losses of $10,144 and $10,167 on March 31, 2017 and December 31, 2016	807,191	782,485
Bank premises, equipment, and leasehold improvements, net	9,571	9,837
Bank-owned life insurance, net	16,349	16,247
Other equity securities	7,211	7,206
Accrued interest receivable	4,785	4,942
Other real estate owned, net	1,443	1,427
Goodwill	4,580	4,580
Prepaid expenses	768	856
Other assets	15,917	15,746
Total assets	$1,246,721	$1,219,394

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$287,029	$296,273
Demand, interest bearing	125,643	121,086
Savings and money market	496,697	487,763
Time	115,622	114,384
Total deposits	1,024,991	1,019,506

Federal Home Loan Bank advances	86,000	71,000
Note Payable	4,200	4,350
Accrued expenses and other liabilities	17,198	14,224
Total liabilities	1,132,389	1,109,080

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 4,874,246 shares at March 31, 2017 and 4,853,415 shares at December 31, 2016	84,603	84,283
Retained earnings	29,842	27,577
Accumulated other comprehensive loss, net of tax	(113)	(1,546)
Total stockholders’ equity	114,332	110,314
Total liabilities and stockholders’ equity	$1,246,721	$1,219,394

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY Consolidated Statements of Earnings
(Unaudited)

	Three months ended
	March 31,
(Dollar amounts and shares in thousands, except per share amounts)	2017	2016
Interest income
Interest and fees on loans	$10,073	$9,871
Interest on taxable securities	1,210	978
Interest on tax-exempt securities	733	707
Interest on deposits with other financial institutions	11	9
Total interest income	12,027	11,565
Interest expense
Interest on deposits	636	783
Interest on FHLB advances	146	8
Interest on note payable	53	57
Total interest expense	835	848
Net interest income	11,192	10,717
Provision for loan losses	—	75
Net interest income after provision for loan losses	11,192	10,642
Noninterest income
Service charges	597	621
Gain on sale of available-for-sale securities	28	184
Bank-owned life insurance policy earnings	102	100
Other income	283	229
Total noninterest income	1,010	1,134
Noninterest expense
Salaries and employee benefits	4,774	4,938
Occupancy expense	651	631
Equipment expense	402	434
Professional fees	473	387
FDIC assessment	130	150
Telephone, postage and supplies	297	295
Advertising	108	117
Data processing expense	139	192
Low income housing expense	105	71
Surety insurance	84	87
Directors expense	72	72
Other real estate owned expense (income), net	10	(10)
Other expense	360	423
Total noninterest expense	7,605	7,787
Earnings before provision for income taxes	4,597	3,989
Provision for income taxes	1,508	1,422
Net earnings	$3,089	$2,567

Earnings per share data:
Basic	$0.63	$0.54
Diluted	$0.62	$0.52

Weighted average shares outstanding:
Basic	4,867	4,777
Diluted	5,012	4,921

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net earnings	$3,089	$2,567
Unrealized holding gain on available-for-sale securities, net of tax expense of ($1,005) and ($1,639)	1,450	2,359
Reclassifiation adjustment for gain recognized on available-for-sale securities sold, net of tax benefit of $11 and $75 for the three months ended March 31,2017 and 2016, respectively	(17)	(109)
Total other comprehensive earnings	1,433	2,250
Total comprehensive earnings	$4,522	$4,817

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2017	2016
Cash flow from operating activities:
Net earnings	$3,089	$2,567
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	(28)	(184)
Depreciation, amortization and accretion	992	928
Stock-based compensation expense	103	88
Earnings on bank owned life insurance	(102)	(100)
Provision for loan losses	—	75
Decrease (increase) in net deferred loan fees	(70)	69
Decrease (increase) in accrued interest receivable	157	(92)
Decrease in prepaid expense	88	52
(Increase) decrease in other assets	(171)	522
Increase (decrease) in accrued expenses and other liabilities	2,031	(64)
Net cash provided by operating activities	6,089	3,861

Cash flows from investing activities:
Purchase of securities available-for-sale	(9,408)	(16,415)
Proceeds from matured/called/sold securities available-for-sale	17,862	19,563
Investment, net of redemption, in other equity securities	(5)	(8)
Investment in other real estate owned	(16)	(29)
Net increase in loans	(24,636)	(11,388)
Purchases of bank premises, equipment, leasehold improvements	(35)	(386)
Net cash used in investing activities	(16,238)	(8,663)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2017	2016
Cash flows from financing activities
Net increase in demand and savings deposits	$4,247	$48,082
Net increase (decrease) in time deposits	1,238	(1,020)
Increase (decrease) in FHLB advances	15,000	(17,000)
Principal reduction on note payable	(150)	(150)
Dividends paid on common stock	(824)	(34)
Exercise of stock options	217	347
Net cash provided by financing activities	19,728	30,225
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,579	25,423
Cash and cash equivalents at beginning of period	15,758	12,314
Cash and cash equivalents at end of period	$25,337	$37,737

Additional cash flow information:
Interest paid	$855	$840
Income taxes paid	$—	$202

Non-cash investing and financing activities:
Accrued dividends	$780	$683
Change in unrealized gain in available for-sale securities, net of tax	$1,433	$2,250

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2016. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or stockholders’ equity.

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

As of January 1, 2017, the Company adopted the Financial Accounting Standards Board’s (FASB) Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU seeks to simplify income tax consequences, classification of awards, and classification on the statement of cash flows. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released.

The amount of stock option compensation expense recorded in the quarters ended March

31, 2017 and 2016 was $103,000 and $88,000, respectively. There was an income tax benefit recognized in the consolidated statements of earnings of $74,000 for the quarters ended March 31, 2017 related to the exercise of stock options and the sale of the underlying stock. There was no benefit recorded during the first quarter of 2016.

The intrinsic value for options exercised during the quarters ended March 31, 2017 and March 31, 2016 was $495,000 and $405,000, respectively. The intrinsic value of options exercisable during the quarter ended March 31, 2017 and March 31, 2016 was $4,927,000 and $3,682,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2017 was $1,420,000, and the weighted average period over which it will be amortized is 3.4 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend was declared in the fourth quarter of 2016, and prior per share amounts have been adjusted to reflect the 5% stock dividend.

Earnings per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2017	2016
Net earnings	$3,089	$2,567

Average number of shares outstanding	4,867,000	4,777,000
Effect of dilutive options	145,000	144,000
Average number of shares outstanding used to calculate diluted earnings per share	5,012,000	4,921,000

Anti dilutive options that were excluded from the calculation of diluted EPS totaled 115,000 and 52,000 at March 31, 2017 and 2016, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2017
U.S. Treasury securities	$979	$9	$—	$988
Obligations of U.S. government agencies	52,736	106	(290)	52,552
Mortgage-backed securities	87,608	390	(1,471)	86,527
Obligations of states and political subdivisions	148,542	2,035	(886)	149,691
Corporate debt	63,691	258	(343)	63,606
	$353,556	$2,798	$(2,990)	$353,364
December 31, 2016
U.S. Treasury securities	$977	$10	$—	$987
Obligations of U.S. government agencies	60,773	112	(340)	60,545
Mortgage-backed securities	85,709	397	(1,822)	84,284
Obligations of states and political subdivisions	151,988	1,458	(1,828)	151,618
Corporate debt	63,277	121	(727)	62,671
	$362,724	$2,098	$(4,717)	$360,105

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2017 and December 31, 2016, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Obligations of U.S. government agencies	31,920	(290)	—	—	31,920	(290)
Mortgage-backed securities	63,518	(1,438)	1,427	(33)	64,945	(1,471)
Obligations of states and political subdivisions	55,168	(833)	2,201	(53)	57,369	(886)
Corporate debt	33,344	(343)	—	—	33,344	(343)
Total	$183,950	$(2,904)	$3,628	$(86)	$187,578	$(2,990)

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Obligations of U.S. government agencies	36,828	(340)	—	—	36,828	(340)
Mortgage-backed securities	67,990	(1,822)	—	—	67,990	(1,822)
Obligations of states and political subdivisions	84,728	(1,828)	—	—	84,728	(1,828)
Corporate debt	41,012	(727)	—	—	41,012	(727)
Total	$230,558	$(4,717)	$—	$—	$230,558	$(4,717)

At March 31, 2017, there were 6 securities in an unrealized loss position for greater than 12 consecutive months. At the same time, there were 168 securities in an unrealized loss position for 12 or less than 12 consecutive months. At December 31, 2016, there were no securities in an unrealized loss position for greater than 12 consecutive months, and there were 227 securities in an unrealized loss position for less than consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2017.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2017:

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$32,291	$32,400
Due after one through five years	141,122	141,746
Due after five years through ten years	54,614	54,734
Due after ten years	125,529	124,484
	$353,556	$353,364

For the three months ended March 31, 2017 and March 31, 2016, respectively, gross realized gains amounted to $28,000 and $184,000, on gross securities sold or called of $10,781,000 and $12,282,000, respectively. For the three months ended March 31, 2017 and 2016, respectively, there were no gross realized losses.

At March 31, 2017, securities with an amortized cost of $114,139,000 and fair value of $113,634,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2017 and December 31, 2016:

				Total
	FNB			Balance
	Bancorp			March 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2017
Commercial real estate	$362,336	$67,734	$1,225	$431,295
Real estate construction	49,490	—	—	49,490
Real estate multi-family	100,861	12,050	—	112,911
Real estate 1 to 4 family	152,787	16,586	—	169,373
Commercial & industrial	42,049	7,228	—	49,277
Consumer loans	6,065	—	—	6,065
Gross loans	713,588	103,598	1,225	818,411
Net deferred loan fees	(1,076)	—	—	(1,076)
Allowance for loan losses	(10,144)	—	—	(10,144)
Net loans	$702,368	$103,598	$1,225	$807,191
12

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2016
Commercial real estate	$351,261	$68,736	$1,225	$421,222
Real estate construction	43,683	—	—	43,683
Real estate multi-family	90,763	15,200	—	105,963
Real estate 1 to 4 family	153,843	16,680	—	170,523
Commercial & industrial	40,140	8,734	—	48,874
Consumer loans	3,533	—	—	3,533
Gross loans	683,223	109,350	1,225	793,798
Net deferred loan fees	(1,142)	—	—	(1,146)
Allowance for loan losses	(10,167)	—	—	(10,167)
Net loans	$671,914	$109,350	$1,225	$782,485

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

Loan Classifications:

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

	Recorded Investment in Loans at March 31, 2017

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Loans:
Ending balance	$431,295	$49,490	$112,911	$169,373	$49,277	$6,065	$818,411

Ending balance: individually evaluated for impairment	$10,390	$831	$—	$4,391	$971	$—	$16,583

Ending balance collectively evaluated for impairment	$420,905	$48,659	$112,911	$164,982	$48,306	$6,065	$801,828

	Recorded Investment in Loans at December 31, 2016

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$421,222	$43,683	$105,963	$170,523	$48,874	$3,533	$793,798

Ending balance: individually evaluated for impairment	$10,023	$843	$—	$3,530	$1,065	$—	$15,461

Ending balance: collectively evaluated for impairment	$411,199	$42,840	$105,963	$166,993	$47,809	$3,533	$778,337
15

	Recorded Investment in Loans at March 31, 2016

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$412,083	$42,466	$59,899	$173,532	$55,608	$1,675	$745,263

Ending balance: individually evaluated for impairment	$10,700	$2,102	$—	$4,115	$1,572	$—	$18,489

Ending balance collectively evaluated for impairment	$401,383	$40,364	$59,899	$169,417	$54,036	$1,675	$726,774
16

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the quarter ended March 31, 2017 and the year ended December 31, 2016.

	Impaired Loans
	As of and for the quarter ended March 31, 2017

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,900	$10,023	$—	$8,923	$32
Commercial real estate construction	831	1,022	—	837	9
Residential- 1 to 4 family	1,547	1,547	—	1,551	21
Commercial & industrial	119	119	—	119	2
Total	11,397	12,711	—	11,430	64

With an allowance recorded
Commercial real estate	$1,490	$1,490	$39	$1,498	$20
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	2,844	2,869	434	2,848	28
Commercial & industrial	852	852	84	879	0
Total	5,186	5,211	557	5,225	48

Total
Commercial real estate	$10,390	$11,513	$39	$10,421	$52
Commercial real estate construction	831	1,022	—	837	9
Residential- 1 to 4 family	4,391	4,416	434	4,399	49
Commercial & industrial	971	971	84	998	2
	$16,583	$17,922	$557	$16,655	$112
17

	Impaired Loans
	As of and for the year ended December 31, 2016

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,516	$9,026	$—	$9,730	$716
Commercial real estate construction	843	843	—	857	—
Residential- 1 to 4 family	678	678	—	685	—
Commercial and industrial	120	120	—	322	25
Total	10,157	10,667	—	11,594	794

With an allowance recorded
Commercial real estate	$1,507	$1,507	$50	$1,528	$89
Residential- 1 to 4 family	2,852	2,852	442	3,202	157
Commercial and industrial	945	945	96	1,240	1
Total	5,304	5,304	588	5,970	247

Total
Commercial real estate	$10,023	$10,533	$50	$11,258	$805
Commercial real estate construction	843	843	—	857	53
Residential- 1 to 4 family	3,530	3,530	442	3,887	157
Commercial and industrial	1,065	1,065	96	1,562	26
Grand total	$15,461	$15,971	$588	$17,564	$1,041

	Impaired Loans
	As of and for the quarter ended March 31, 2016

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,075	9,164	$—	$9,212	$232
Commercial real estate construction	2,102	2,285	—	2,311	37
Residential- 1 to 4 family	468	468	—	457	8
Commercial & industrial	516	$516	—	522	7
Total	11,161	12,433	—	12,502	284

With an allowance recorded
Commercial real estate	$2,625	$2,629	$89	$2,641	$38
Commercial real estate construction	—	—	—	—	—
Residential- 1 to 4 family	3,647	3,669	460	3,250	35
Commercial & industrial	1,056	1,272	105	1,303	—
Total	7,328	7,570	654	7,194	73

Total
Commercial real estate	$10,700	$11,793	$89	$11,853	$270
Commercial real estate construction	2,102	2,285	—	2,311	37
Residential - 1 to 4 family	4,115	4,137	460	3,707	43
Commercial & industrial	1,572	1,788	105	1,825	7
Grand total	$18,489	$20,003	$654	$19,696	$357
18

Nonaccrual loans totaled $8,444,000 and $6,647,000 as of March 31, 2017 and December 31, 2016. Impaired loans not on nonaccrual are loans that have been restructured and are performing under modified loan agreements, and where principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have not been determined to be fully collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	March 31,	December 31,
	2017	2016
Commercial real estate	$6,835	$5,553
Real estate - 1 to 4 family	749	149
Commercial & industrial	852	945
Consumer	8	—
Total	$8,444	$6,647

Interest income on impaired loans of $112,000 and $1,041,000 was recognized for cash payments received during the quarter ended March 31, 2017 and the year ended December 31, 2016, respectively. Interest income on impaired loans recognized for cash payments received for the three months ended March 31, 2016 was $357,000.

The amount of interest on impaired loans not collected for the quarter ended March 31, 2017 and 2016 was $225,000 and $132,000, respectively. The cumulative amount of unpaid interest on impaired loans was $825,000 and $547,000 as of March 31, 2017 and March 31, 2016, respectively.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(Dollars in thousands)	March 31, 2017			December 31, 2016
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$3,556	$4,982	$8,538	$4,446	$4,494	$8,960
Real estate construction	—	—	—	—	—	—
Real estate 1 to 4 family	4,241	—	4,241	3,381	—	3,381
Commercial & industrial	119	850	969	120	902	1,022
Total	$7,916	$5,832	$13,748	$7,947	$5,396	$13,363

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories.

Rate Modification – A modification in which the interest rate is changed.

19

Term modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

There were no commitments for additional funding of troubled debt restructured loans as of March 31, 2017. There were no payment defaults during the three month periods ended March 31, 2017 or March 31, 2016 that were related to receivables modified as TDRs in the last twelve months. There were no TDRs entered into during the 3 months ended March 31, 2017 and 2016.

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2017
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,392	$617	$389	$2,082	$650	$37	$10,167
Charge-offs	—	—	—	—	(39)	(1)	(40)
Recoveries	2	—	—	8	7	—	17
Provision for (recovery of) loan losses	249	10	(143)	(266)	36	114	—
Ending balance	$6,643	$627	$246	$1,824	$654	$150	$10,144

Ending balance: individually evaluated for impairment	$39	$—	$—	$434	$84	$—	$577

Ending balance: collectively evaluated for	$6,604	$627	$246	$1,390	$570	$150	$9,587
20

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
21

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2016
(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real estate	Construction	family	4 family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	—	(164)	(5)	(169)
Recoveries	2	—	—	12	53	—	67
Provision	52	(2)	(32)	(39)	99	(3)	75
Ending balance	$6,113	$587	$211	$2,149	$841	$42	$9,943

Ending balance: individually evaluated for impairment	$89	$—	$—	$460	$105	$—	$654

Ending balance: collectively evaluated for impairment	$6,024	$587	$211	$1,689	$736	$42	$9,289
22

	Age Analysis of Past Due Loans
	As of March 31, 2017
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$820	$1,303	$—	$2,123	$360,213	$362,336
Real estate construction	2,310	—	—	2,310	47,180	49,490
Real estate multi family	—	—	—	—	100,861	100,861
Real estate-1 to 4 family	974	—	673	1,647	151,140	152,787
Commercial & industrial	344	—	852	1,196	40,853	42,049
Consumer	—	—	—	—	6,605	6,605
Total	$4,448	$1,303	$1,525	$7,276	$706,312	$713,588

Purchased
Not credit impaired
Commercial real estate	$358	$—	$4,307	$4,665	$63,069	$67,734
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	12,050	12,050
Real estate-1 to 4 family	—	—	76	76	16,510	16,586
Commercial & industrial	—	—	—	—	7,228	7,228
Total	$—	$—	$4,383	$4,741	$98,857	$103,598

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,225	$1,225	$—	$1,225
Total	$—	$—	$1,225	$1,225	$—	$1,225

At March 31, 2017, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days, but does not include loans that are in nonaccrual status for reasons other than past due.

23

	Age Analysis of Past Due Loans
	As of December 31, 2016
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$835	$2	$—	$837	$350,424	$351,261
Real estate construction	645	—	—	645	43,038	43,683
Real estate multi family	—	—	—	—	90,763	90,763
Real estate 1 to 4 family	1,365	61	74	1,500	152,343	153,843
Commercial & industrial	241	—	945	1,186	38,954	40,140
Consumer	—	—	—	—	3,533	3,533
Total	$3,086	$63	$1,019	$4,168	$679,055	$683,223

Purchased
Not credit impaired
Commercial real estate	$1,869	$1,909	$550	4,328	$64,408	$68,736
Real estate multi-family	—	—	—	—	15,200	15,200
Real estate 1 to 4 family		—	75	75	16,605	16,680
Commercial & industrial	285	—	—	285	8,449	8,734
Total	$2,154	$1,909	$625	$4,688	$104,662	$109,350

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,225	$1,225
Total	$—	$—	$—	$—	$1,225	$1,225

At December 31, 2016, there were no loans that were 90 days or more past due where interest was still accruing.

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

24

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

	Credit Quality Indicators
	As of March 31, 2017

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$359,479	$—	$2,857	$—	$362,336
Real estate construction	48,659	—	831	—	49,490
Real estate multi-family	100,861	—	—	—	100,861
Real estate-1 to 4 family	152,039	—	748	—	152,787
Commercial & industrial	41,715	—	332	2	42,049
Consumer loans	6,065	—	—	—	6,065
Totals	$708,818	$—	$4,768	$2	$713,588

Purchased
Not credit impaired
Commercial real estate	$60,137	$896	$6,701	$—	$67,734
Real estate construction	—	—	—	—	—
Real estate multi-family	12,050	—	—	—	12,050
Real estate-1 to 4 family	16,586	—	—	—	16,586
Commercial & industrial	7,228	—	—	—	7,228
Total	$96,001	$896	$6,701	$—	$103,598

Purchased
Credit impaired
Commercial real estate					$1,225
Total					$1,225
25

	Credit Quality Indicators
	As of December 31, 2016

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$348,785	$902	$1,574	$—	$351,261
Real estate construction	42,840	—	843	—	43,683
Real estate multi-family	90,763	—	—	—	90,763
Real estate 1 to 4 family	153,769	—	74	—	153,843
Commercial & industrial	39,752	—	384	4	40,140
Consumer loans	3,533	—	—	—	3,533
Totals	$679,442	$902	$2,875	$4	$683,223

Purchased
Not credit impaired
Commercial real estate	$61,705	$—	$7,031	$—	$68,736
Real estate multi-family	15,200	—	—	—	15,200
Real estate 1 to 4 family	16,605	—	75	—	16,680
Commercial & industrial	8,644	—	90	—	8,734
Total	$102,154	$—	$7,121	$—	$109,350

Purchased
Credit impaired
Commercial real estate					$1,225
Total					$1,225

NOTE F - BORROWINGS

Federal Home Loan Bank advances

As of March 31, 2017, there were $86,000,000 in Federal Home Loan Bank (FHLB) borrowings outstanding, consisting of $10,000,000 at 0.65% due April 18, 2017; $15,000,000 at 0.67% due May 1, 2017; $18,000,000 at 0.68% due April 28, 2017; $18,000,000 at 0.70% due May 30, 2017; $10,000,000 at 0.90% due April 13, 2017 and $15,000,000 at 0.93% due June 27, 2017.

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

26

The proceeds from this loan were contributed to the Bank as an additional capital contribution. This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines. The balance outstanding under this loan agreement was $4,200,000 as of March 31, 2017. At the maturity date of March 26, 2019 the expected remaining principal amount outstanding of $3,000,000 will become due and payable.

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy and recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first three months of 2017 and 2016 there were no transfers of assets or liabilities between hierarchy levels.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2017	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$988	$988	$—	$—
Obligations of U.S. Government agencies	52,552	—	52,552	—
Mortgage-backed securities	86,527	—	86,527	—
Obligations of states and political subdivisions	149,691	—	149,691	—
Corporate debt	63,606	—	63,606	—
Total assets measured at fair value	$353,364	$988	$352,376	$—
27

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2016, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$987	$987	$—	$—
Obligations of U.S. Government agencies	60,545	—	60,545	—
Mortgage-backed securities	84,284	—	84,284	—
Obligations of states and political subdivisions	151,618	—	151,618	—
Corporate debt	62,671	—	62,671	—
Total assets measured at fair value	$360,105	$987	$359,118	$—

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2017, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate loans	$1,225	$—	$—	$1,225
Real estate construction	831	—	—	831
Residential - 1 to 4 family loans	74	—	—	74
Total impaired assets measured at fair value	$2,130	$—	$—	$2,130

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2016, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential-1 to 4 family loans	$67	$—	$—	$67
Commercial and industrial loans	815	—	—	815
Other real estate owned	1,427	—	—	1,427
Total impaired assets measured at fair value	$2,309	$—	$—	$2,309
28

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property. Historical costs of other real estate owned were below fair value estimates at March 31, 2017 and December 31, 2016.

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

Loans Receivable.

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values and credit risk factors. For fixed rate loans, fair values are based on discounted cash flows, credit risk factors, and liquidity factors. The ALLL is considered a reasonable estimate of loan discount for credit quality concerns.

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

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2017:

March 31, 2017	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,337	$25,337	$25,337
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	353,364	353,364	988	352,376
Loans	807,191	794,503			$794,503
Other equity securities	7,211	7,211			7,211
Accrued interest receivable	4,785	4,785	4,785

Financial liabilities:

Deposits	1,024,991	1,025,648	956,523	69,125
Federal Home Loan Bank advances	86,000	86,000		86,000
Note payable	4,200	4,200		4,200
Accrued interest payable	226	226	226

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,767			1,767

The carrying amount of loans include $8,444,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2017. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2016:

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

The carrying amounts of loans include $6,647,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2016. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE H – INVESTMENT IN LOW INCOME HOUSING

The bank has a cost method net investment in low income housing projects of $1,719,000 and $1,825,000 as of March 31, 2017 and December 31, 2016, respectively. These investments generated federal income tax credits of $$64,000 and $65,000 for the three months ended March 31, 2017 and 2016. These low income housing projects provide tax benefits for approximately 15 years. These investments are not expected to have any residual value at the end of the tax benefit period and the book value of these investments is reduced by each project’s net operating expense. The net operating expense was $38,000 for the three month periods ended March 31, 2017 and March 31, 2016.

NOTE I - SUBSEQUENT EVENT

On March 31, 2017, the Company’s Board of Directors declared a 3-for-2 forward stock split of the Company’s Common Stock to be payable in the form of additional shares of common stock. The stock additional shares will be distributed on May 26, 2017 to stockholders of record on May 5, 2017. The NASDAQ has established an ex-dividend date of May 30, 2017. Upon completion of the stock split, the number of issued and outstanding shares of FNB Bancorp Common Stock will increase from approximately 4.87 million to approximately 7.31 million common shares outstanding. Share and per share data presented in the accompanying interim consolidated financial statements have not been adjusted for the stock split.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information and Uncertainties Regarding Future Financial Performance.

This discussion of financial results includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

Our forward-looking statements include descriptions of plans or objectives of Management for future operations, products or services, and forecasts of revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” or words of similar meaning, or future or conditional verbs preceded by “will,” “would,” “should,” “could” or “may.”

Forward-looking statements are based on Management’s current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic and political considerations, and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; integration of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including droughts in California; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in Item 1A. Risk Factors section of our 2016 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification for SEC Staff Announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff expressed their expectations about the extent of disclosures registrant should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, or revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2106-013). In accordance with SAB Topic M, Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. This ASU was effective upon issuance. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topc350). Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value, at the impairment testing date, of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This Update also includes amendments to the Overview and Background Sections of the Codification (as discussed in Part II of the amendments) as part of the Board’s initiative to unify and improve the Overview and Background Sections across Topics and Subtopics. These changes should not affect the related guidance in these Subtopics. This update is effective for interim and annual fiscal years beginning after December 15, 2019. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities. This Update was issued in order to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Before this update was issued, previous generally accepted accounting principles (GAAP) allowed purchased premiums to be amortized as an adjustment of yield over the contractual life of the instrument. Stakeholders raised concerns that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. Additionally, stakeholders told the Board that there is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. Stakeholders noted that generally, in the United States, callable debt securities are quoted, priced, and traded assuming a model that incorporates consideration of calls (also referred to as “yield-to-worst” pricing). For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

Net interest income for the quarter ended March 31, 2017 was $11,192,000 compared to $10,717,000 for the quarter ended March 31, 2016, an increase of $475,000, or 4%. Yields on interest earning assets declined 14 basis points when comparing the first quarter of 2017 to the same quarter in 2016. Net interest income is the primary determinant in our ability to generate sustainable earnings.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES FNB BANCORP AND SUBSIDIARY

	Three months ended March 31,
	2017			2016
(Dollar amounts In thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$807,741	$10,073	5.06%	$743,282	$9,871	5.34%
Taxable securities (3)	219,857	1,210	2.23%	201,677	978	1.95%
Nontaxable securities (3)	135,706	982	2.93%	127,626	941	2.97%
Federal funds sold	—	—	n/a	—	—	n/a
Interest time deposits-other fin institutions	5,114	11	0.87%	10,101	9	0.36%
Total interest earning assets	1,168,418	12,276	4.26%	1,082,686	11,799	4.38%

NONINTEREST EARNING ASSETS:
Cash and due from banks	15,275			24,723
Premises and equipment	9,720			10,211
Other assets	39,865			38,768
Total noninterest earning assets	64,860			73,703
TOTAL ASSETS	$1,233,278			$1,156,389

INTEREST BEARING LIABILITIES:
Demand, interest bearing	$123,675	28	0.09%	$108,825	38	0.14%
Money market	400,081	389	0.39%	434,187	521	0.48%
Savings	89,149	22	0.10%	81,473	23	0.11%
Time deposits	114,577	197	0.70%	124,938	201	0.65%
FHLB advances	89,344	146	0.66%	6,714	8	0.48%
Note payable	5,732	53	3.75%	4,890	57	4.69%
Total interest bearing liabilities	822,558	835	0.41%	761,027	848	0.45%

NONINTEREST BEARING LIABILITIES:
Demand deposits	285,583			262,845
Other liabilities	15,211			16,402
Total noninterest bearing liabilities	300,794			279,247

TOTAL LIABILITIES	1,123,352			1,040,274
Stockholders’ equity	109,926			106,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,233,278			$1,146,493

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$11,441	3.97%		$10,951	4.07%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $389.000 and $579,000 for the quarters ended March 31, 2017 and 2016, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 34% that are included in the nontaxable securities portfolio are $249,000 and $234,000 for the quarters ended March 31, 2017 and 2016, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The Net Interest Income and Average Balances table, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2017 and 2016. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. Yields on loans have increased during the first quarter of 2017 due to prepayment penalties realized on loans that were repaid prior to maturity.

For the quarter ended March 31, 2017, average gross loans outstanding represented 69% of average earning assets. For the quarter ended March 31, 2016, they also represented 69% of average earning assets.

Interest earning assets consist primarily of loans that are originated by or purchased by the Bank and investment securities that are purchased from broker dealers. An investment in loans is the Bank’s most valuable earning asset. Deposit liabilities are obtained through the Bank’s branch offices. Demand deposits are the Bank’s most profitable deposit account.

During the first quarter of 2017, the Company recognized $307,000 of interest income related to accelerated accretion of the remaining discount associated with a loan acquired in the America California Bank acquisition that was paid in full.

TABLE 2
	RATE/VOLUME VARIANCE ANALYSIS

(Dollar amounts in thousands)	Three months ended March 31,
	2017 compared to 2016

	Increase (decrease) (2)
	Interest	Variance
	Income/expense	Attributable to
	Variance	Rate	Volume
INTEREST EARNING ASSETS
Loans	$202	$(602)	$804
Taxable securities	232	132	100
Nontaxable securities (1)	41	(17)	58
Int time deposits-other financial institutions	2	13	(11)
Total	477	(474)	951
INTEREST BEARING LIABILITIES
Demand deposits	10	15	(5)
Money market	132	91	41
Savings	1	3	(2)
Time deposits	4	(14)	18
FHLB advances	(138)	(3)	(135)
Note payable	4	12	(8)
Total	13	104	(91)
NET INTEREST INCOME	$490	$(370)	$860

(1)	Includes tax equivalent adjustments of $249,000 and $234,000 in the three months ended March 31, 2017, and March 31, 2016, respectively.
(2)	Increases (decreases) shown are in relation to their effect on net interest income.
39

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months ended March 31,		Variance
	2017	2016	Amount	Percent
Service charges	$597	$621	$(24)	-3.9%
Gain on available-for-sale securities	28	184	(156)	-84.8%
Bank owned life insurance policy earnings	102	100	2	2.0%
Other income	283	229	54	23.6%
Total noninterest income	$1,010	$1,134	$(124)	-10.9%

Noninterest income consists mainly of service charges on deposits, and earnings on bank owned life insurance policies. During the first quarter of 2017, the Bank sold approximately $11,266,000 in investment securities for a pre-tax gain of $28,000. During the first quarter of 2016, the Bank sold $12,282,000 in investment securities for a pre-tax gain of $184,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months ended March 31,		Variance
	2017	2016	Amount	Percent
Salaries and employee benefits	$4,774	$4,938	$(164)	-3.3%
Occupancy expense	651	631	20	3.2%
Equipment expense	402	434	(32)	-7.4%
Professional fees	473	387	86	22.2%
FDIC assessment	130	150	(20)	-13.3%
Telephone, postage & supplies	297	295	2	0.7%
Advertising expense	108	117	(9)	-7.7%
Data processing expense	139	192	(53)	-27.6%
Low income housing expense	105	71	34	47.9%
Surety insurance	84	87	(3)	-3.4%
Directors expense	72	72	—	n/a
Other real estate owned expense, net	10	(10)	20	200.0%
Other expense	360	423	(63)	-14.9%
Total noninterest expense	$7,605	$7,787	$(182)	-2.3%

Decreased salary and employee benefits expenses in the first quarter of 2017 was the result of unfilled, open staffing positions. Data processing expense returned to more historical levels. During the first quarter of 2016, this increase in this expense was related to expenses associated with the America California Bank acquisition that occurred late in the third quarter of 2015.

Provision for Loan Losses

There was no provision for loan losses for the three months ended March 31, 2017. There was a provision for loan losses of $75,000 for the same period in 2016. The allowance for loan losses was $10,144,000 or 1.24% of total gross loans at March 31, 2017, compared to $10,167,000 or 1.28% of total gross loans at December 31, 2016. During the first quarter of 2017, $40,000 in loans were charged off, compared to $169,000 in the same period in 2016. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended March 31, 2017 was 32.8% compared to 35.7% for the quarter ended March 31, 2016. Tax preference items which otherwise lowered our effective tax rate below full statutory rates during the first quarter of 2017 and 2016 included non-taxable interest income derived from municipal loans and investment securities and available Low Income Housing tax credits.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2017, are adequate to meet its operating needs in 2017 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,246,721,000 at March 31, 2017 from $1,219,394,000 at December 31, 2016, an increase of $27,327,000. The principal source of this increase was an increase of $24,706,000 in net loans that were funded by an increase in deposit liabilities of $5,485,000 and an increase of $15,000,000 in Federal Home Loan Bank advances.

Loans. The loan portfolio breakdown as of March 31, 2017 and December 31, 2016 was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31	Percent	December 31	Percent
(Dollar amounts in thousands)	2017		2016
Commercial real estate	$431,295	53%	$421,222	53%
Real estate construction	49,490	6%	43,683	6%
Real estate multi family	112,911	14%	105,963	13%
Real estate 1 to 4 family	169,373	21%	170,523	22%
Commercial & industrial	49,277	6%	48,874	6%
Consumer loans	6,065	1%	3,533	0%
Gross loans	818,411	100%	793,798	100%
Net deferred loan fees	(1,076)	0%	(1,146)	0%
Total	$817,335	100%	$792,652	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2017, and March 31, 2016, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2017	March 31, 2016
Balance, beginning of period	$10,167	$9,970
Provision for loan losses	—	75
Recoveries	17	67
Amounts charged off	(40)	(169)
Balance, end of period	$10,144	$9,943

During the first quarter of 2017, there was no provision for loan losses. During the same period in 2016, the provision was $75,000. The provision level was considered appropriate given the declining risk levels within the Bank’s loan portfolio.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2017. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2017, there was $9,887,000 in nonperforming assets, compared to $8,074,000 at December 31, 2016. Nonaccrual loans were $8,444,000 at March 31, 2017, compared to $6,647,000 at December 31, 2016. There were no loans past due 90 days and still accruing at either date.

There was $1,443,000 in other real estate owned at March 31, 2017, and $1,427,000 at December 31, 2016. Management intends to aggressively market our other real estate owned. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at March 31, 2017, were $1,024,991,000 compared to $1,109,506,000 on December 31, 2016. Of these totals, noninterest-bearing demand deposits were $287,029.000 or 28% of the total on March 31, 2017, and $296,273,999 or 29% on December 31, 2016. Time deposits were $115,622,000 on March 31, 2017, and $114,384,000 on December 31, 2016.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2017:

TABLE 7

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$14,218	$20,897	$35,115
Over three through six months	9,818	9,896	19,714
Over six through twelve months	17,461	8,476	25,937
Over twelve months	26,970	7,886	34,856
Total	$68,467	$47,155	$115,622
43

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2017 and December 31, 2016:

				Transitional		Well-capitalized
TABLE 8				Minimum	Minimum	by Regulatory
				Regulatory	Regulatory	Definition
				Requirement	Requirement	Under FDICIA
	At March 31, 2017			Effective	Effective	Effective
Regulatory Capital Ratios	Company	Bank		January 1, 2017	January 1, 2019	January 1, 2017
Leverage Ratio	8.92%	9.12%	≥	4.00%	4.00%	5.00%
Common equity Tier 1 Capital Ratio	11.28%	11.54%	≥	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.28%	11.54%	≥	6.00%	8.50%	8.00%
Total capital ratio	12.35%	12.60%	≥	8.00%	10.50%	10.00%

				Transitional		Well-capitalized
				Minimum	Minimum	by Regulatory
				Regulatory	Regulatory	Definition
				Requirement	Requirement	Under FDICIA
	At December 31, 2016			Effective	Effective	Effective
Regulatory Capital Ratios	Company	Bank		January 1, 2016	January 1, 2019	January 1, 2016
Leverage Ratio	9.02%	9.27%	≥	4.00%	4.00%	5.00%
Common equity Tier 1 Capital Ratio	11.32%	11.59%	≥	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.32%	11.59%	≥	6.00%	8.50%	8.00%
Total capital ratio	12.42%	12.68%	≥	8.00%	10.50%	10.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2017, liquid assets were $378,906,000, or 30% of total assets. As of December 31, 2016, liquid assets were $376,068,000, or 31% of total assets. Liquidity consists of cash and due from banks, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2017, and December 31, 2016, respectively, net loans were at 79% and 77% of deposits. See the consolidated statements of Cash Flows under Item 1 for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2017 and December 31, 2016, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $176,694,000 and $173,256,000 at March 31, 2017 and December 31, 2016, respectively. As a percentage of net loans, these off-balance sheet items represent 21.9% and 21.5% respectively. The Company does not believe all commitments are expected to be funded.

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

Item 4.         Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended March 31, 2017. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of March 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 1A.      Risk Factors

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2016 Form 10K.

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

FNB BANCORP
(Registrant)
Dated:

May 4, 2017.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
48