Form 10-K/A
period 2016-12-31
FNB BANCORP/CA/
filed 2017-05-12
CIK 1163199

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

No par value Common Stock – 4,853,415 shares outstanding.

Explanatory Note

FNB Bancorp is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 2, 2017, to provide Part III (Items 10, 11, 12, 13 and 14) of our Annual Report originally intended to be incorporated by reference to the information contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders. Our Proxy Statement was not filed with the Commission within 120 days after the end of the fiscal year covered by our Annual Report.

In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including certain currently dated officer certifications.

The remainder of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 2, 2017, remains the same.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Bylaws of the Company provide a procedure for nomination for election of members of the Board of Directors, which procedure is printed below. Nominations not made in accordance therewith may be disregarded at the Annual Meeting of Shareholders.

Section 7 of the Bylaws of the Company provides for the nomination of directors as follows:

“Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. Nominations, other than those made by the Board of Directors, shall be made in writing and shall be delivered or mailed, with first-class United States mail postage prepaid, to the Secretary not less than 20 days nor more than 50 days prior to any meeting of shareholders called for the election of directors; provided however, that if less than 25 days notice of the meeting is given to the shareholders, such nomination shall be mailed or delivered to the Secretary not later than the close of business on the seventh day following the day on which the notice of the meeting was mailed. Shareholder nominations shall contain the following information: (a) the name, age, business address and, if known, residence address of each proposed nominee; (b) the principal occupation or employment of each proposed nominee; (c) the total number of shares of capital stock of the corporation that are beneficially owned by each proposed nominee and by the nominating shareholder; (d) the name and residence address of the notifying shareholder; and (e) any other information the corporation must disclose regarding director nominees in the corporation’s proxy solicitation. Nominations not made in accordance with this Section may be disregarded by the Chairman of the meeting, and if the Chairman so instructs, the inspectors of election may disregard all votes cast for each nominee.”

The Bylaws of the Company provide that the Board of Directors shall consist of not less than six nor more than eleven directors, the exact number to be fixed and determined from time to time by resolution of a majority of the full Board of Directors or by resolution of a majority of the shareholders at any annual or special meeting thereof. The authorized number of directors has been fixed by resolution of the Board of Directors at nine (9). Currently, there are nine (9) members serving on the Board of Directors. The directors to be elected at the Annual Meeting of Shareholders shall hold office for one year and until their successors are elected and have qualified. The nominees receiving the highest number of affirmative votes of the shares present in person or represented by proxy and entitled to vote for them shall be elected as directors. Only votes cast “FOR” a nominee will be counted in determining whether that nominee has been elected as a director. Broker non-votes will not be included in the vote total.

3

The following table sets forth information with respect to beneficial ownership of the Common Stock of the Company by those persons currently serving as directors, as well as all directors and executive officers of FNB Bancorp and its subsidiary, First National Bank of Northern California, a national banking association (herein called the “Bank”), as a group. There is no family relationship between any of the directors and/or executive officers, except that Edward J. Watson is related by marriage to Anthony J. Clifford.

				Shares Beneficially Owned
		Positions Held	Director and/or	as of February 27, 2017
Nominee and/or		With the Bank	Officer			% of
Executive Officer (1)	Age	and Company	Since	Sole (2)	Shared (3)	Total	Note
Lisa Angelot	59	Chairwoman of the Board, Director	2010 for Bank and Company; 1999 for Bank and 2001 for Company	27,539	1,184	0.59%	(4)

Thomas C. McGraw	65	Chief Executive Officer, Director	1989 for Bank; 2001 for Company	43,162	231,209	5.63%	(5)

Thomas G. Atwood, D.D.S.	70	Director	2010 for Bank and Company	347,949	0	7.14%	(6)

Ronald R. Barels, D.D.S.	70	Director	2009 for Bank and Company	27,589	0	0.57%	(7)

Merrie Turner Lightner	61	Director	2007 for Bank and Company	10,501	2,264	0.26%	(8)

Michael Pacelli	68	Director	2006 for Bank and Company	15,462	0	0.32%	(9)

Edward J. Watson	69	Secretary, Director	2011 for Bank and Company; 1996 for Bank; 2001 for Company	35,034	0	0.72%	(10)

Jim D. Black	60	President, Director	2002 for Bank and Company	41,179	557	0.86%	(11)

Anthony J. Clifford	54	Executive Vice President and Chief Operating Officer, Director	2002 for Bank and Company	25,782	0	0.53%	(12)

David A. Curtis	58	Senior Vice President and Chief Financial Officer	2006 for Bank and Company	7,224	12,222	0.40%	(13)

Randy R. Brugioni	50	Senior Vice President and Chief Credit Officer	2002 for Bank and Company	32,283	11,651	0.90%	(14)

All directors and executive officers (11 persons) as a group				613,704	259,087	17.47%
(1)	This table is based on information supplied by Directors, Executive Officers, and Principal Shareholders. Percentages are based upon 4,872,113 shares outstanding as of February 27, 2017 plus the individual person’s exercisable options as of the same date.
(2)	The named persons exercise sole voting and investment power with respect to shares listed in this column.
(3)	The named persons share voting and investment power with respect to shares listed in this column.
(4)	Includes 1,073 shares held by Ms. Angelot as custodian for Katherine Brandenberger. A total of 458,635 shares are held by The Ricco Lagomarsino Trust, for which Ms. Angelot serves as one of the co-trustees. Ms. Angelot disclaims beneficial ownership of such shares. Includes 111 shares held by Ms. Angelot as Custodian for Eric Angelot. Includes 15,403 shares held directly by Ms. Angelot. Includes 12,436 shares of exercisable stock options under the Company’s various stock option plans.
4

(5)	Includes 208,301 shares held by the Thomas C. and Virginia K. McGraw Family Trust for which Mr. McGraw serves as co-trustee, and 22,908 shares in the name of Thomas C. and Virginia McGraw, trustees of the Thomas C & Virginia K McGraw Living Trust. Includes 1,551 shares in the name of Thomas C. McGraw. Includes 41,611 shares of exercisable stock options under the Company’s various stock option plans.
(6)	Includes 342,232 shares held directly by Mr. Atwood. Includes 5,717 shares presently execrcisable stock options under the Company’s various stock option plans.
(7)	Includes 18,186 shares held by Dr. Ron R. Barels, Director. Includes 3,686 shares held in his IRA account. Includes 5,717 shares of exercisable stock options under the Company’s various stock option plans.
(8)	Includes 6,878 shares held by Ms. Merrie Turner Lightner. Includes 2,264 shares held as tenant in-common with her mother. Includes 3,623 shares of exercisable stock options under the Company’s various stock option plans.
(9)	Includes 4,738 shares held by Mr. Michael Pacelli. Includes 10,724 shares of exercisable stock options under the Company’s various stock option plans.
(10)	Includes 5,262 shares held by Edward J. and Elizabeth C. Watson, as Trustees for the Watson Family Trust. Includes 17,640 shares held in Mr. Watson’s IRA account. Includes 12,132 shares of exercisable stock options under the Company’s various stock option plans.
(11)	Includes 35,566 shares held in the name of Jim D. Black. Includes 91 shares held in the name of Jim and Lisa Black, as joint tenants. Includes 379 shares held in trust for Greg Black, and includes 87 shares held in trust for Janelle Black. Includes 5,613 shares of exercisable stock options under the Company’s various stock option plans. Excludes 20,995 shares held in the Bank’s Deferred Compensation Trust.
(12)	Includes 7,487 shares held by Anthony J. Clifford. Includes 18,295 shares of exercisable stock options under the Company’s various stock option plans. Excludes 634 shares held in the Bank’s Deferred Compensation Trust.
(13)	Includes 48 shares held in the name of David A. and Esther Curtis. Includes 12,174 shares held by the Curtis Family Trust. Includes 907 shares held in his IRA accunt. Includes 6,317 shares of exercisable stock options under the Company’s various stock option plans. Excludes 2,991 shares held in the Bank’s Deferred Compensation Trust.
(14)	Includes 8,200 shares held by Randy R. Brugioni. Includes 2,045 shares in his IRA account. Includes 10,375 shares in his spouse’s SEP IRA account. Includes 1,276 shares held by Randy and Bryn Brugioni as community property. Includes 22,038 shares of exercisable stock options under the Company’s various stock option plans. Excludes 23,320 shares held in the Bank’s Deferred Compensation Trust.

The following table sets forth certain information as of the date hereof and includes information for the past five years with respect to each Director of the Company and the Bank and each executive officer named in the Summary Compensation Table elsewhere herein.

Lisa Angelot	Chairwoman of the Board of Directors of the Company since 2010. Director of the Company since 2001. Director of First National Bank since 1999. Property manager for the Lagomarsino Properties in Daly City since 1992. Her grandfather was Ricco Lagomarsino, Founding Director and Chairman of First National Bank.
5

Thomas C. McGraw	Director of the Company since 2001. Secretary of the Company from 2001 until 2011. Chief Executive Officer of the Company and First National Bank since April 1, 2002. Secretary of First National Bank from 1989 until 2011. Director of First National Bank since 1989, and President and Chief Operating Officer of First National Bank from October 2001 until April 1, 2002. Formerly, self-employed communications consultant in San Mateo and Marin Counties, since 1987.

Edward J. Watson	Director of the Company since 2001. Director of First National Bank since 1996. Secretary of the Company and First National Bank since 2011. Certified Public Accountant. Attorney at law and partner in the law firm of Watson & Machado LLP, formerly known as Dreher, Garfinkle & Watson.

Thomas G. Atwood, D.D.S.	Director of the Company and First National Bank since 2010. Dr. Atwood previously served on the Bank’s Board of Directors from 1977 through 1996. Dr. Atwood is also President and the principal shareholder of Cypress Abbey Company.

Ronald R. Barels, D.D.S.	Director of the Company and First National Bank since 2009. Dr. Barels is currently owner and manager of Cypress Golf Course in Colma, California. He has a strong background in business as a dental practice owner and has served as a Director of the Colma-Daly City Chamber of Commerce and as a Director of the San Mateo County Community Colleges Foundation.

Merrie Turner Lightner	Director of the Company and First National Bank since 2007. Vice President and Chief Financial Officer of the Lightner Property Group, Inc., based in San Francisco, since 1984. Ms. Lightner is also an attorney at law and a licensed real estate broker since 1981, a former Commission President of the San Francisco Rent Stabilization and Arbitration Board from 1997 to 1998. Ms. Lightner has extensive business experience in real estate management and development matters.

Michael Pacelli	Director of the Company and First National Bank since 2006. President of Bay Relations, Inc. since 1992. He has been involved in public relations and community organizations in San Mateo County and San Francisco for over 25 years.

Jim D. Black	Director of the Company and First National Bank since March 2002. President of the Company and First National Bank since April 1, 2002. Formerly, Senior Vice President and Senior Lending Officer of First National Bank and an employee since 1981.

Anthony J. Clifford	Director of the Company and First National Bank since March 2002. Executive Vice President and Chief Operating Officer of the Company and First National Bank since April 1, 2002. Formerly, Vice President and Branch Administrator of First National Bank since 1995; Vice President and Branch Manager of First National Bank since 1990; and Assistant Vice President and Branch Manager of First National Bank since 1983.

David A. Curtis	Senior Vice President and Chief Financial Officer of the Company and First National Bank since December 2006. Senior Vice President and Controller, Capital Corp of the West, Merced, California (the holding company for County Bank), from 1997 to November 2006. He became a Certified Public Accountant in 1986. He received his MBA from C.S.U. Stanislaus in 2000. He graduated from C.S.U. Sacramento with a B.A. in Business Administration in 1982.
6

Randy R. Brugioni	Senior Vice President and Chief Credit Officer of the Company and First National Bank since 2002. Joined the Bank in 1989 as a management trainee and continued in the lending area since 1991, being promoted successively to his current position. He graduated from UCLA with a B. A. in Economics in 1989.

None of the directors of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, whose common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Director Qualifications and Experience

The following table identifies the experience, qualifications, attributes and skills of each person serving as a Director. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Nominating Committee in evaluating a nominee for Director.

	Angelot	McGraw	Atwood	Barels	Lightner	Pacelli	Watson	Black	Clifford
Experience, Qualification, Skill or Attribute
Professional standing in chosen field	x	x	x	x	x	x	x	x	x
Experience in financial services or related industry		x					x	x	x
Audit Committee Financial Expert							x
Civic and community involvement	x	x	x	x	x	x	x	x	x
Leadership and team building skills	x	x						x	x
Diversity by race, gender or culture	x				x
Specific skills knowledge
- finance		x					x	x	x
- healthcare			x	x
- marketing		x				x
- human resources	x	x	x	x	x	x	x	x	x

The Board’s Role in Enterprise Risk Oversight

Our Board is responsible for overseeing risk management for the Company. Our executive officers are responsible for the day-to-day management of these risks operating as the Bank Asset Liability Committee (“ALCO”). The Chief Financial Officer, the President, the Chief Operating Officer, the Chief Lending Officer and the Chief Executive Officer are members of ALCO. On a quarterly basis, the Company’s Chief Financial Officer provides a comprehensive interest rate risk report to ALCO. The Board also engages in periodic discussions with all of the executive officers as the Board may deem appropriate related to risk management.

The Board assumes oversight responsibility for all areas of risk and risk management. The risks and management activities designed to mitigate those risks are discussed at length at monthly Board meetings. The Board of Directors has appointed a Risk Management/Compliance Committee which is chaired by Chief Risk/Compliance Officer Madeleine Lindsay, and includes outside directors Chairwoman Lisa Angelot, Director Ron Barels, Director Merrie Turner Lightner, Chief Executive Officer Thomas McGraw, President Jim Black, Chief Operating Officer Tony Clifford and Chief Financial Officer Dave Curtis. The Risk Management/Compliance Committee meets quarterly to monitor areas of risk within the Bank’s operation and the policies and procedures to mitigate these risks. The Compensation Committee considers risks that may result from our compensation programs. The Loan and Discount Committee focuses on risk related to credit, and the Audit Committee reviews and approves the annual plans for our external audits, and our internal monitoring and compliance functions. The Audit Committee also reviews and approves the annual assessment of our enterprise risk and considers any investigation appropriate to fulfilling its responsibilities, and has direct access to all persons in the Company. The Board also assigns other specific risk-related assessment matters to the Audit Committee from time to time.

CORPORATE GOVERNANCE

The Directors are elected annually by the shareholders to oversee their interest in the success of the commercial banking business of the Company and the Bank. The Board of Directors, in turn, selects and oversees the members of senior management who are charged with conducting the business of the Company and the Bank under applicable standards of safety and soundness.

Ethical Standards

The Directors believe that the business of the Company and the Bank should be conducted in accordance with the highest ethical standards and in compliance with all laws, rules and regulations applicable to the Company and the Bank. In keeping with this belief, the Board of Directors has adopted a Code of Ethics, which applies to the members of the Board of Directors and all of the officers and employees of the Company and the Bank. A copy of the Code of Ethics is available to all shareholders on the Company’s website at: www.fnbnorcal.com under “Investor Relations.”

Committees of the Board of Directors

During 2016, the Company and First National Bank each had the same Board committees and director-members. Each committee meeting is conducted on behalf of the Company as well as the Bank, regardless of whether the subject may apply to both or only one entity. The committees and their members were as follows:

Audit Committee. The current members are Edward J. Watson, Chair; Thomas G. Atwood, D.D.S. and Merrie Turner Lightner. The members of the Audit Committee select and oversee the Company’s independent public accountants, analyze the results of internal and regulatory examinations and monitor the financial and accounting organization, reporting and controls. Each member of the Audit Committee is “independent” as defined under applicable NASDAQ listing rules. Edward J. Watson has been designated by the Board of Directors as an “audit committee financial expert” as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. Reference should be made to Item 14 below in this report for additional information regarding the functions of the Audit Committee. A copy of the Audit Committee Charter is available on the Company’s website at www.fnbnorcal.com under “Inestor Relations.’

Building Committee. The current members are: Ronald R. Barels, Chair; Lisa Angelot, Jim D. Black and Anthony J. Clifford.

Risk Management/Compliance Committee. The current members are: Madeleine Lindsay, Chair; Lisa Angelot, Ronald R. Barels. D.D.S., Merrie Turner Lightner and executive officers McGraw, Black, Clifford and Curtis.

Loan and Discount Committee. The current members are Lisa Angelot, Chair; Ronald R. Barels, D.D.S., Jim D. Black, Anthony J. Clifford, Merrie Turner Lightner, Thomas C. McGraw, and Michael Pacelli. The principal functions of the Loan and Discount Committee are to oversee loans and investments and the routine operations of First National Bank by delegation from the Board of Directors and to advise and report to the entire Board of Directors regarding such matters.

Nominating Committee. The current members are the entire nine members of the Board of Directors. In performing the functions of the Company Nominating Committee, the Board of Directors has responsibility for considering appropriate candidates as directors. The Board of Directors believes that the participation of the full Board of Directors in considering candidates is efficient in view of the size of the Board of Directors. Candidates are selected by a majority of directors who are “independent” as defined under applicable NASDAQ listing rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, in accordance with a Nominating Committee Charter adopted by a majority of such independent directors. The Nominating Committee Charter includes a policy for consideration of candidates proposed by shareholders. Any recommendations by shareholders will be evaluated by the Board of Directors in the same manner as any other recommendation and in each case in accordance with the Nominating Committee Charter. Shareholders that desire to recommend candidates for consideration by the Company’s Board of Directors should mail or deliver written recommendations to the Company addressed as follows: Board of Directors, FNB Bancorp, 975 El Camino Real, South San Francisco, CA 94080. Each recommendation should include biographical information indicating the background and experience of the candidate that qualifies the candidate for consideration as a director for evaluation by the Board of Directors. In addition to minimum standards of independence for non-employee directors and financial literacy, the Board of Directors considers various other criteria including the candidate’s experience and expertise, financial resources, ability to devote the time and effort necessary to fulfill the responsibilities of a director and involvement in community activities in the market areas served by the Company and First National Bank that may enhance the reputation of the Company and the Bank. The Company and the Bank operate in a highly regulated industry and are subject to supervision, regulation and periodic examination by state and federal banking regulatory authorities including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Directors of the Company and the Bank are subject to certain rules and regulations and potential liabilities not otherwise applicable to directors of non-banking organizations. Consequently, evaluation of candidates by the Company’s Board of Directors may include more extensive inquiries into personal background information including confirmation of the accuracy and completeness of background information by (a) requiring candidates to complete questionnaires to elicit information of the type required to be disclosed by the Company in reports filed with the Securities and Exchange Commission or such federal banking regulatory authorities, (b) conducting background investigations by qualified independent organizations experienced in conducting criminal and civil investigatory reviews, and (c) such other personal and financial reviews and analyses as the Board of Directors may deem appropriate in connection with the consideration of candidates. Shareholders who wish to nominate a candidate for election to the Company’s Board of Directors, as opposed to recommending a potential nominee for consideration by the Board of Directors, are required to comply with the advance notice and any other requirements of the Company’s Bylaws, applicable laws and regulations. The Board of Directors may elect to use third parties in the future to identify or evaluate candidates for consideration by the Board of Directors. A copy of the Nominating Committee Charter is available on the Company’s website at: www.fnbnorcal.com under “Investor Relations.”

Compensation Committee. The current members of the Compensation Committee are Merrie Turner Lightner, Chair, Lisa Angelot and Mike Pacelli. Each member of the Compensation Committee is “independent” as defined under the applicable NASDAQ listing rules. The Compensation Committee investigates and advises the Board of Directors as to employee benefit arrangements and conducts executive searches whenever First National Bank proposes to hire executive personnel. The Compensation Committee also reports to the Board of Directors with regard to executive compensation, including bonus compensation. Reference should be made to the Compensation Committee Report set forth below in Item 11 of this report. A copy of the Compensation Committee Charter is available on the Company’s website at: www.fnbnorcal.com under “Investor Relations.”

Shareholder Communications. A majority of the members of the Company’s Board of Directors, each of whom is “independent” as defined under applicable NASDAQ listing rules has established procedures for receipt and delivery of shareholder communications addressed to the Board of Directors. Any such shareholder communications, including communications by employees of the Company solely in their capacity as shareholders, should be mailed or delivered to the Company addressed as follows: Board of Directors, FNB Bancorp, 975 El Camino Real, South San Francisco, CA 94080.

Membership and Meetings of the Board of Directors and its Committees

All members attended at least seventy-five percent (75%) of the meetings of the Board of Directors and their Committees during 2016. In addition, the Board of Directors held twelve (12) “executive sessions” which only the non-officer directors attended, each of whom is “independent” as defined under applicable NASDAQ listing rules.

The following table shows the members of the Board of Directors and the committees of the Board of Directors and the number of meetings held during 2016.

				Loan and		Risk/
Name	Board	Audit	Compensation	Discount	Nominating	Compliance
Lisa Angelot	Chair		Member	Chair	Member	Member
Thomas G. Atwood, D.D.S.	Member	Member		Member	Member
Ronald R. Barels, D.D.S.	Member			Member	Member	Member
Jim D. Black	Member			Member	Member
Anthony J. Clifford	Member			Member	Member
Merrie Turner Lightner	Member	Member	Chair	Member	Member	Member
Thomas C. McGraw	Member			Member	Member
Michael Pacelli	Member		Member	Member	Member
Edward J. Watson	Member	Chair			Member
Bank Executive Management Team						Member
Number of 2016 meetings	12	4	6	49	1	3

Compensation of Directors

The Company became the holding company for the Bank, effective March 15, 2002. No separate fees were paid to the directors of the Company during 2016 for their attendance at meetings of the Board of Directors or for their attendance at meetings of the committees of the Board of Directors.

Each non-officer director of the Bank was paid $48,000 in fees for attending meetings of the Bank Board of Directors during 2016. Each non-officer director of the Bank is paid $4,000 per month and the aggregate amount of director fees paid by the Bank in 2016 was $288,000. Independent directors are eligible to participate in the FNB Bancorp 2008 Stock Option Plan as determined by the Board of Directors.

The following table is a summary of the compensation earned by the non-officer (independent) directors during 2016.

DIRECTOR COMPENSATION

			Change in Nonqualified
	Fees Earned	Option	Deferred Compensation
	or Paid	Awards	Earnings
Name	in Cash	(1)	(2)	Total
Lisa Angelot	$48,000	$19,896	—	$67,896
Thomas G. Atwood, D.D.S.	$48,000	$19,896	—	$67,896
Ronald R. Barels, D.D.S.	$48,000	$19,896	—	$67,896
Merrie Turner Lightner	$48,000	$19,896	—	$67,896
Michael Pacelli	$48,000	$19,896	—	$67,896
Edward J. Watson	$48,000	$19,896	—	$67,896

(1) The value of a stock option award is the grant date fair value computed in accordance with FASB ASC Topic 718. See Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2016 for discussion of the assumptions related to the calculation of the grant date fair value of stock options.

(2) The Company does not make Stock Awards nor does it have a Non-Equity Incentive Compensation Plan for non-officer (independent) directors. Non-officer directors do not participate in the Company’s Deferred Compensation Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers and any persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and any greater than 10% shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

On March 15, 2002, the Company registered its Common Stock under Section 12(g) of the Exchange Act, at which time the Company’s directors, officers and any person who owned more than 10% of such Common Stock became subject to Section 16(a) of the Exchange Act. The Common Stock is also registered under Section 12(b) of the Exchange Act.

To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and any greater than 10% shareholders were complied with on a timely basis.

WEBSITE

FNB Bancorp and First National Bank of Northern California maintain an Internet website at www.fnbnorcal.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also made available on or through such website are the Section 16 reports of ownership and changes in ownership of the Company’s Common Stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any person who owns more than 10 percent of the outstanding shares of Common Stock.

CODE OF ETHICS

The Board of Directors has adopted a “code of ethics” as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The code of ethics requires that the Company’s directors, officers (including the principal executive, financial and accounting officers, and the controller and persons performing similar functions) and employees conduct business in accordance with the highest ethical standards and in compliance with all laws, rules and regulations applicable to the Company. The code of ethics is intended to supplement the provisions of any other personnel policies of the Company or codes of conduct which may establish additional standards of ethical behavior applicable to the Company’s directors, officers and employees. The code of ethics was filed as Exhibit 14.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and a copy of the code of ethics may be obtained through the Company’s website at www.fnbnorcal.com, under the heading “Investor Relations.”

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Company’s compensation programs and policies are designed to enhance shareholder value by aligning the financial interests of the executive officers with those of the shareholders. The Company competes with other financial institutions by seeking to attract and retain a highly qualified management team, utilizing compensation programs that reward superior performance. The Board of Directors of the Company believes that its compensation programs should:

• reflect the qualifications, skills, experience and responsibilities of each officer on the management team;

• serve to attract and retain the most qualified individuals available to the Company by being competitive with the compensation being paid to persons having similar positions and responsibilities with other financial institutions in the same or adjoining market areas;

• provide each officer on the management team with incentive and motivation to achieve his or her personal goals, both short term and long term, set in a manner which is consistent with the overall strategic goals of the Company, as determined by the Board of Directors; and

• reward those officers whose performance, both individually and as a member of the management team, is superior.

The Company was formed in 2001 to become the holding company of the Bank. After approval by the shareholders of the Bank, the holding company reorganization became effective on March 15, 2002. The compensation paid by the Bank to its executive officers includes payment for all services rendered by such officers to the Company, including their attendance at meetings of the Board of Directors and their attendance at meetings of committees of the Board of Directors of the Company. There are no employment contracts between the Company or the Bank and the executive officers named in the tables below, other than the Salary Continuation Agreements, the Management Continuity Agreements, the Deferred Compensation Plan and the Company’s stock option plans.

The compensation of the executive officers of the Bank is reviewed and approved annually by the Board of Directors, including a review of base salaries and a discretionary bonus plan based on performance objectives. This review by the Board of Directors considers the recommendations made by the Compensation Committee of the Board of Directors, and may include input from knowledgeable sources outside the Board of Directors. At the Company’s annual meeting of shareholders held on June 15, 2016, the shareholders approved, on an advisory basis, the compensation paid to the Company’s executive officers. The favorable outcome of that “Say on Pay” proposal was taken into account by the Board of Directors and the Compensation Committee in determining the Company’s annual compensation policies and decisions.

Three members of the Company and Bank Board of Directors are also executive officers of the Company and the Bank and all three abstain from the executive compensation decisions made by the Board of Directors. Thomas C. McGraw is Chief Executive Officer of the Company and the Bank; Jim D. Black is President of the Company and the Bank; and Anthony J. Clifford is Executive Vice President and Chief Operating Officer of the Company and the Bank. Messrs. McGraw, Black and Clifford have served in such capacities since April 1, 2002. Mr. McGraw also served as Secretary of the Company (since inception of the corporation in 2001 until 2011) and the Bank from 1989 to 2011.

Salary, bonus and perquisite compensation are related to current performance. The long-term components of compensation (equity incentives in the form of stock options and post-termination benefits) are reviewed by the Board of Directors in the context of the other compensation provided to executives, but adjustments are not necessarily made each year. The grant of stock options and the award of post-termination benefits are primarily intended to attract and retain executive officers and other key employees to serve on the Company’s management team over an extended period of time, and only secondarily to reward current employment.

Stock Option Plans. Currently, the Company has three stock option plans: the FNB Bancorp Stock Option Plan (formerly the First National Bank of Northern California 1997 Stock Option Plan), the FNB Bancorp 2002 Stock Option Plan and the FNB Bancorp 2008 Stock Option Plan. No options have been granted under the FNB Bancorp Stock Option Plan since June 22, 2007, and no further options can be granted under the FNB Bancorp Stock Option Plan. The stated purpose of the FNB Bancorp 2002 Stock Option Plan, as amended (adopted by the Board of Directors on June 28, 2002 and approved by the shareholders on May 14, 2003) and the FNB Bancorp 2008 Stock Option Plan (adopted by the Board of Directors on February 22, 2008 and approved by the shareholders on May 21, 2008) is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to the key officers of the Company and the Bank by encouraging them to acquire a proprietary interest in the Company and, in general, to promote the success of the Company’s business. The Board of Directors believes that the grant of stock options is consistent with the best interests of the shareholders because an officer’s ownership of shares of Company stock will give such officer a long-term interest in the Company’s overall performance and success. Stock options may be granted to eligible officers and non-employee directors annually.

FNB Bancorp Stock Option Plan. The Board of Directors of the Bank adopted the First National Bank of Northern California 1997 Stock Option Plan (the “Bank Stock Option Plan”), which was approved by the shareholders of First National Bank at the 1997 Annual Meeting, held on October 15, 1997. Pursuant to the holding company reorganization which became effective March 15, 2002, the Bank Stock Option Plan became the FNB Bancorp Stock Option Plan. As of December 31, 2016, a total of 32,267 shares (adjusted for the stock dividends paid through 2016) were reserved for options previously granted and outstanding under the FNB Bancorp Stock Option Plan. All option contracts issued and outstanding under the Bank Stock Option Plan are currently exercisable.

FNB Bancorp 2002 Stock Option Plan. The Board of Directors of the Company adopted the FNB Bancorp 2002 Stock Option Plan (the “2002 Plan”) on June 28, 2002, which was approved by the shareholders at the 2003 Annual Meeting, held on May 14, 2003. Shares of Common Stock are no longer available for the grant of options pursuant to the 2002 Plan.

As of December 31, 2015, a total of 19,046 shares of Common Stock were reserved for options previously issued under the 2002 Plan (as adjusted for the Company’s 2002 through 2016 stock dividends paid). All such options granted and currently outstanding under the 2002 Plan are incentive stock options, vesting at the rate of 20 percent per year over the period of 5 years from the date of grant and are exercisable for a period of 10 years from the grant date. Non-employee directors Angelot, Pacelli and Watson have been granted non-statutory stock options which were fully vested on the dates of grant. All option contracts issued and outstanding under the 2002 Plan are currently exercisable.

FNB Bancorp 2008 Stock Option Plan. The Board of Directors of the Company adopted the FNB Bancorp 2008 Stock Option Plan (the “2008 Plan”) on February 22, 2008, which was approved by the shareholders at the 2008 Annual Meeting, held on May 21, 2008, with a total of 380,000 shares at the start. An additional 350,000 shares were added to the 2008 Plan in 2015, pursuant to an amendment adopted by the Board of directors and then approved by the shareholders at the 2015 Annual Meeting. As of December 31, 2016, a total of 345,619 shares of Common Stock remained available for issuance pursuant to the 2008 Plan (after giving effect to stock dividends through December 31, 2016). The 2008 Plan provides for the grant of incentive stock options (“Incentive Options”) and non statutory stock options (“Non statutory Options”). The terms and provisions of the Plan are substantially the same as the FNB Bancorp 2002 Stock Option Plan.

As of December 31, 2016, a total of 421,707 shares of Common Stock were reserved for options previously issued under the 2008 Plan (as adjusted for the Company’s stock dividends paid in 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016). All such options granted and currently outstanding under the 2008 Plan are either incentive stock option or nonqualified stock option contracts. Incentive stock options vest at the rate of 20 percent per year over the period of 5 years from the date of grant and are exercisable for a period of 10 years from the grant date. Non-employee directors Angelot, Atwood, Barels, Lightner, Pacelli and Watson have been granted non-qualified stock options which were fully vested on the dates of grant and are exercisable over a period of 10 years from the grant dates.

Upon the dissolution, liquidation or sale of the Company, or a merger or consolidation in which the Company is not the surviving entity, outstanding option contracts which would otherwise terminate in accordance with the 2008 Plan will become exercisable in full for such period as is determined by the Board of Directors of the Company or a Stock Option Committee appointed by the Board (but in any event not more than 15 days) prior to the consummation of such event. After the consummation of such an event, all outstanding option contracts will terminate.

FNB Bancorp Savings Plan. On August 26, 1969, the Bank established The First National Bank Profit Sharing and 401(k) Plan (the “Plan”) under provisions which allow the Bank to make a contribution on behalf of each eligible employee. The Plan is now called the “FNB Bancorp Savings Plan.” Each year, the Board of Directors of the Bank decides whether to make a profit sharing contribution to the Plan, and the amount of that contribution. The Plan is designated as a safe harbor plan, and the safe harbor contribution to the Plan for 2016 was approximately $346,460. Each participant in the Plan who is employed on the last day of the Plan year receives a share of that contribution based on the amount of his or her compensation. The accounts of the participants vest according to a schedule of years of service with the Bank. Mass Mutual acts as Trustee for the Profit Sharing Plan Trust, and the Trustee invests all the assets of the Plan in four common trust funds maintained by the Trustee. On January 1, 1998, the Plan was amended to allow any eligible employee to make voluntary contributions to the Plan, and to direct the investment of such voluntary contributions from a menu of available options. Both the profit sharing provisions and the employee contribution provisions are elements of the Plan. The profit and safe harbor contributions to the Savings Plan are funded by the Bank, and are approved by the Board of Directors. The employee contribution element of the Plan is funded by the employee. By funding the safe harbor and the profit sharing element of the Plan and also allowing employees to make their own contributions to the Plan, the Company believes that all participants are motivated to contribute to the ongoing success of the Bank as measured by its growth in assets, deposits, loans, capital, earnings and profitability.

Deferred Compensation Plan. The Bank has established a Deferred Compensation Plan and participation is open to all officers of the Bank with the title of Vice President or higher, which includes the Named Executive Officers. The funds contributed to the Plan are those of the individual participants, and represent income earned and/or bonuses granted as an employee of the Bank. No funds of the Bank may be contributed to the Plan. The Deferred Compensation Plan was amended on July 29, 2016 to eliminate potential IRS code section 409A tax issues related to disability and change in control payments under the Plan. There were no changes in Plan Assets or Plan liabilities related to this Plan amendment. Additional information about the Deferred Compensation Plan is set forth below, and a summary of contributions, earnings and withdrawals in respect of the accounts of the Named Executive Officers, is set forth in the table named “2016 Nonqualified Deferred Compensation”.

Role of Management

The annual compensation recommendations made to the Board of Directors by the Compensation Committee are based on data and information gathered from sources outside the Company and the Bank and additional input provided to the members of the Compensation Committee by the executive officers. The executive officers of the Bank during 2016 were: Thomas C. McGraw, Chief Executive Officer; Jim D. Black, President; Anthony J. Clifford, Executive Vice President and Chief Operating Officer; David A. Curtis, Senior Vice President and Chief Financial Officer; and Randy R. Brugioni, Senior Vice President and Chief Credit Officer. Input provided to the Compensation Committee is compiled and coordinated on behalf of all executive officers by an Executive Management Group, composed of Messrs. McGraw, Black and Clifford, who consult with the other executive officers during this process. As already indicated, Messrs. McGraw, Black and Clifford are members of the Company and Bank Board of Directors so they abstain from executive compensation decisions made by the Board.

Compensation Committee

The current members of the Compensation Committee of the Board of Directors are Merrie Turner Lightner, Chair, Lisa Angelot and Mike Pacelli. Only independent members of the Board of Directors may serve on the Compensation Committee. Each current member of the Compensation Committee is “independent” as defined under applicable NASDAQ listing rules.

The Compensation Committee advises the Board of Directors as to all employee benefit arrangements and, based on its investigations and review, reports to the Board of Directors on its recommendations with regard to executive compensation, including bonus compensation. The Compensation Committee’s philosophy is that compensation should be designed to reflect the value created for shareholders while supporting the Bank’s strategic goals. The Compensation Committee reviews the compensation of the executive officers twice a year to insure that the Bank’s compensation programs are related to long term financial performance and consistent generally with employers of comparable size in the industry. The Compensation Committee reviews each executive officer’s total compensation package, including base salary, cash bonus and stock option awards, and qualified and non-qualified retirement and deferred compensation benefits. The Compensation Committee also meets at least twice throughout the year in order to review year-to-date financial performance, as compared to budget and as compared to the financial performance of competitors, and generally to monitor the target total compensation of each executive officer.

The Compensation Committee utilized independent compensation reports to assist in the analysis of compensation packages. The Compensation Committee reviewed bank performance, employee performance evaluations, and other compensation information to review and approve salary and bonus payments during 2016.

The Compensation Committee operates under a Compensation Committee Charter adopted by the Board of Directors. At least once a year, the Compensation Committee reviews and assesses the Charter and recommends any proposed changes to the Board of Directors for approval. A copy of the Compensation Committee Charter is available on the Company’s website at: www.fnbnorcal.com under “Investor Relations.”

Compensation Committee Interlocks and Insider Participation

During 2016, Lisa Angelot, Merrie Turner Lightner and Mike Pacelli served as members of the Compensation Committee of the Board of Directors. None of these members is or has been an executive officer or employee of the Company or the Bank, whether during 2016 or at any time since incorporation of the Company in 2001, and none of them has been a participant in any transaction or would be a participant to a currently proposed transaction with the Company or the Bank in which such member had or will have a direct or indirect material interest, except for any loans made by the Bank to such member in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable loans with persons not related to the Bank, and which loans did not involve more than the normal risk of collectability or present other unfavorable features. In addition, during 2016, no member of the Compensation Committee or any executive officer of the Company or the Bank served as a director or member of the compensation committee of any other company. Director Edward J. Watson has served as Secretary of the Company and the Bank since 2011, which is not an executive officer position.

Components of Compensation

The Company’s compensation program consists of five components, namely, (1) base salary; (2) cash bonuses; (3) equity compensation (stock options); (4) perquisites; and (5) post-employment pay and benefits. These components as a group are intended to compensate each executive officer fairly for his or her services, and to reward such officer based on the Company’s overall performance plus his or her individual performance during the year, according to the position held by such officer. In reviewing each officer’s compensation package, the Compensation Committee considers the mix of total pay, benefits and perquisites, together with the competitive market for persons having the same or a similar skill-set as possessed by such officer.

Base Salary. Base salary is related to the individual executive officer’s level of responsibility and comparison with comparable employers in the banking industry. The Board of Directors reviews and sets base salaries annually, taking into consideration the recommendations of the Chief Executive Officer (for executive officers other than the Chief Executive Officer). In conducting its review of salaries, the Board of Directors takes into consideration the overall performance of the Bank and the Company.

The Board of Directors determines the base salary for the Chief Executive Officer by (a) examining the financial performance of the Bank against its present goals; (b) examining the financial performance of the Bank as compared to the banking industry generally; (c) evaluating the overall performance of the Chief Executive Officer; and (d) comparing the base salary of the Chief Executive Officer to that of other chief executive officers in the banking industry in the market area of the Bank.

The following base salaries were approved for 2016: Mr. McGraw’s salary was increased to $336,859; Mr. Black’s salary was increased to $326,079; Mr. Clifford’s salary was increased to $311,964; Mr. Curtis’s salary was increased to $270,714; and Mr. Brugioni’s salary was increased to $244,438. The compensation paid to Messrs. McGraw (CEO), Black (President), Clifford (COO), Curtis (CFO) and Brugioni (CCO) during 2016 is set forth in the “Summary Compensation Table”.

Cash Incentive Compensation. The Bank does not have a formal bonus plan. The Board of Directors, at its discretion, awards annual bonuses to executive officers and during 2016 awarded bonuses to Messrs. McGraw, Black, Clifford, Curtis and Brugioni (which are set forth in the “Summary Compensation Table” below). The Board of Directors decides annually whether to make a profit sharing contribution to the FNB Bancorp Savings Plan, and the amount of that contribution. The executive officers participate in the Savings Plan and the amounts credited to their respective accounts for 2016 are included in the “Summary Compensation Table” below. The total contribution to the Savings Plan for 2016 was $346,000.

The following table sets forth certain summary information concerning compensation paid to the Chief Executive Officer, the Chief Financial Officer and the three next most highly compensated executive officers of the Company (as a group, the “Named Executive Officers”) during the years ended December 31, 2014, 2015 and 2016:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (e)	Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Thomas C. McGraw,	2016	336,859	67,372	76,601	—	127,705	608,537
Chief Executive Officer	2015	320,818	64,164	65,027	—	157,748	607,757
	2014	312,992	15,650	8,582	—	146,086	483,310

Jim D. Black,	2016	326,079	65,216	76,601	42,563	298,392	808,851
President	2015	310,552	62,110	65,027	1,471	292,077	731,237
	2014	302,977	15,149	8,582	1,471	112,196	440,375

Anthony J. Clifford,	2016	311,964	62,393	76,601	1,349	449,075	901,382
Executive Vice President,	2015	297,108	59,422	65,027	39	425,770	847,366
Chief Operating Officer	2014	289,862	14,493	8,582	39	67,497	380,473

David A. Curtis,	2016	270,714	54,143	55,708	6,077	531,157	917,799
Senior Vice President,	2015	257,822	51,564	47,292	1,210	488,280	846,168
Chief Financial Officer	2014	251,534	12,577	7,713	1,210	123,276	396,310

Randy R. Brugioni,	2016	244,438	48,888	50,137	49,631	473,315	866,409
Senior Vice President,	2015	222,216	44,443	42,563	2,117	447,937	759,276
Chief Credit Officer	2014	213,669	16,025	7,713	2,117	41,985	281,509
(1)	Amounts shown in column (c) include cash and non-cash compensation earned and received by executive officers in the years indicated.
(2)	Bonuses in column (d) are included for the years upon which they are based and are payable in the same year.
(3)	Amounts shown in column (e) for “Option Awards” reflect the grant date fair value for the year indicated of all outstanding stock option grants to the Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2016 for a discussion of the assumptions related to the calculation of the grant date fair value of stock options.
(4)	Amounts shown in the column (g) for “All Other Compensation” include profit-sharing contributions to the FNB Bancorp Savings Plan (see “FNB Bancorp Savings Plan”, earnings related to Salary Continuation Agreements (see “Post-Employment Compensation) and the use of company-owned automobiles (see “Perquisites”). The Company does not grant Stock Awards and the Company does not have a Pension Plan ( see additional discussion in the section entitled “Salary Continuation Agreements” and also Note 13 in the Company’s 2016 Annual Report).

Equity Incentive Compensation. At its discretion, the Board of Directors grants stock options to key officers of the Company and the Bank who are primarily responsible for the growth and management of its business. As of December 31, 2016, a total of 451,830 shares were reserved for options previously granted and currently outstanding under the FNB Bancorp Stock Option Plan (successor as of March 15, 2002, to the First National Bank of Northern California 1997 Stock Option Plan), the FNB Bancorp 2002 Stock Option Plan, and the 2008 FNB Bancorp Stock Option Plan. All stock option plans have been approved by the shareholders of the Company. The number of shares granted to an employee is based on several factors, including employee performance and the value placed on the expected future performance of the employee, retention of the employee and, in some cases, internal or external pay equity. The Board of Directors believes that grants of stock options have enhanced and will continue to enhance the Company’s ability to attract, reward and motivate officers and other key employees.

A summary of the stock options granted to the Named Executive Officers during 2016, including the exercise prices, is set forth in the following table (stock options are granted to eligible officers and non-employee directors annually):

All share and earnings per share information has been adjusted to reflect the 5% stock dividend paid on December 30, 2016 to shareholders of record on November 30, 2016.

2016 GRANTS OF PLAN-BASED AWARDS
As of 12/31/2016

Name	Grant Date	Number of Securities Underlying Options (# shares)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards
Thomas C. McGraw	11/18/16	7,219	$31.4286	$76,601
Jim D. Black	11/18/16	7,219	$31.4286	$76,601
Anthony J. Clifford	11/18/16	7,219	$31.4286	$76,601
David A. Curtis	11/18/16	5,250	$31.4286	$55,708
Randy R. Brugioni	11/18/16	4,725	$31.4286	$50,137

(1) The exercise price of an incentive stock option or a nonqualified option is set at the fair market value of the shares on the date of grant. All options granted to such officers and currently outstanding vest at the rate of 20 percent per year over a period of 5 years beginning on the date of grant and are exercisable at any time once they are vested for a period of 10 years from the grant date.

(2) Amounts shown as “Grant Date Fair Value of Option Awards” reflect the grant date fair value for the year indicated of all outstanding stock option grants to the Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2016 for a discussion of the assumptions related to the calculation of the grant date fair value of stock options.

A summary of the stock options outstanding and held by the Named Executive Officers as of December 31, 2016 is set forth below in the table of “Outstanding Equity Awards at Fiscal Year-End 2016” and a summary of the stock options exercised during 2016 is set forth in the table of “Option Exercises During 2016.” The Company does not grant Stock Awards.

All information has been adjusted to reflect the 5% stock dividend payable on December 30, 2016 to shareholders of record on November 30, 2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016

Option Awards
Name	Number of Securities Underlying Unexercised Option - # Exercisable (1)	Number of Securities Underlying Unexercised Option - # Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Thomas C. McGraw	1,630	—	18.72	6/22/2017
	6,206	—	7.96	9/26/2018
	7,036	—	5.30	12/18/2019
	5,349	—	15.88	2/22/2023
	5,789	—	22.98	12/13/2023
	2,318	—	24.40	12/12/2024
	6,064	—	27.66	11/20/2025
	7,219	—	31.43	11/18/2023

Jim D. Black	—	2,140	15.88	2/22/2023
	3,473	2,316	22.98	12/13/2023
	927	1,391	24.40	12/12/2024
	1,213	4,851	27.66	11/20/2025
	—	7,219	31.43	11/18/2026

Anthony J. Clifford	8,921	—	7.96	9/26/2018
	6,539	1,246	10.22	3/25/2021
	—	2,140	15.88	2/22/2023
	1,158	2,316	22.98	12/13/2023
	464	1,391	24.40	12/12/2024
	1,213	4,851	27.66	11/20/2025
	—	7,219	31.43	11/18/2026

David A. Curtis	2,111	1,459	15.88	2/22/2023
	2,491	1,667	22.98	12/13/2023
	833	1,251	24.40	12/12/2024
	862	3,528	27.66	11/20/2025
	—	5,250	31.43	11/18/2026

Randy R. Brugioni	4,887	—	18.72	6/22/2017
	5,043	—	7.96	9/26/2018
	1,265	—	5.30	12/18/2019
	4,529	—	10.22	3/25/2021
	2,188	1,459	15.88	2/22/2023
	2,500	1,667	22.98	12/13/2023
	833	1,251	24.40	12/12/2024
	793	3,176	27.66	11/20/2025
	—	4725	31.43	11/18/2026
18

OPTION EXERCISES DURING 2016

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercises ($)
Jim D. Black	26,030	164,925
Anthony J. Clifford	20,396	122,411
David A. Curtis	7,075	22,755
Randy R. Brugioni	4,278	65,922

Perquisites. The Board of Directors believes that offering certain perquisites is important to the operations of the Company and will assist the Company in its efforts to recruit and retain key employees. Messrs. McGraw, Black and Clifford are provided with the use of Company-owned automobiles. The aggregate amount of perquisites and other personal benefits or property received by the Named Executive Officers during 2014, 2015 and 2016 are included under column (g) for “All Other Compensation” in the Summary Compensation Table located under the heading “Components of Compensation”.

Deferred Compensation Plan. The Company and the Bank do not make contributions to the Deferred Compensation Plans. The individual contributions made by the Named Executive Officers to the Bank’s Deferred Compensation Plan in 2016 and their account balances at December 31, 2016 are set forth in the following table:

2016 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contribution in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jim D. Black	$73,804	$42,564	—	$683,545
Anthony J. Clifford	—	$1,349	—	$20,634
David A. Curtis	$10,603	$6,077	$(25,286)	$100,055
Randy R. Brugioni	—	$49,631	—	$759,076

Participation in the Bank’s Deferred Compensation Plan is open to all officers of the Bank. The Deferred Compensation Plan consists of a Deferred Compensation Trust, dated November 1, 1997, with Mass Mutual serving as the Investment Manager Trustee, and individual Deferred Compensation Agreements between the Bank and each of the participating officers. The funds contributed to the Plan are those of the individual participant. No funds of the Bank may be contributed to the Plan. Under the Plan, a participant may elect to defer the receipt of a portion of his or her cash salary and/or bonus. The Bank maintains a record of the deferred compensation for each participant, and at the time of distribution, is obligated to effect the distribution as well as collection of any and all taxes due at such time. Each participant may elect whether he or she will receive distribution of his or her entire account, subject to applicable tax withholding requirements, upon reaching a specified age, or upon passage of at least five years or upon termination of employment. In order to discharge its obligations in respect of such deferred compensation, the Bank forwards the amounts of contributions of the deferred compensation specified by the participants to the Deferred Compensation Trust, which are then invested in accordance with the instructions of the participants. The principal and any earnings in the Trust are held separate and apart from other funds of the Bank and are used for the discharge of the Bank’s obligations to the participants. As of December 31, 2016, the Deferred Compensation Trust held an aggregate of 47,940 shares of Company Common Stock, and held shares of Company Common Stock for the accounts of Messrs. Black, Clifford, Curtis and Brugioni, representing approximately 0.99% of the total shares outstanding on such date (consisting of 20,995 shares for Jim D. Black; 634 shares for Anthony J. Clifford; 2,991 shares for David A. Curtis; 23,320 shares for Randy R. Brugioni; and no shares for Thomas C. McGraw.

Post-Employment Compensation. The Company has no pension or retirement plan but the Bank has previously entered into individual salary continuation agreements with seven current and former executive officers.

Salary Continuation Agreements. The Bank entered into Salary Continuation Agreements (the “Agreements”) with Michael R. Wyman, now deceased (former Chairman of the Board of Directors, in 2009, and former Chief Executive Officer, in 1996), James B. Ramsey (former Senior Vice President and Chief Financial Officer, in 1998, amended in 2004), Thomas C. McGraw (Chief Executive Officer, in 2012), Jim D. Black (President, in 2004), Anthony J. Clifford (Executive Vice President and Chief Operating Officer, in 2004), David A. Curtis (Senior Vice President and Chief Financial Officer, in 2006), and Randy R. Brugioni (Senior Vice President and Chief Credit Officer, in 2012). The Agreements provide for annual benefits to be paid to Mr. Wyman or his designated beneficiary of up to $60,000 per year over a period of 15 years; annual benefits to be paid to Mr. Ramsey or his designated beneficiary of up to $70,000 per year over a period of 20 years; annual benefits to be paid to Mr. McGraw or his designated beneficiary of up to $50,000 per year over a period of 20 years; annual benefits to be paid to Mr. Black or his designated beneficiary of up to $122,600 per year over a period of 20 years; annual benefits to be paid to Mr. Clifford or his designated beneficiary of up to $140,700 per year over a period of 20 years; annual benefits to be paid to Mr. Curtis or his designated beneficiary of up to $170,000 per year over a period of 20 years; and annual benefits to be paid to Mr. Brugioni or his designated beneficiary of up to $125,000 per year over a period of 20 years. Such benefits became effective for Mr. Wyman and Mr. Ramsey upon attaining 66 years of age, and are effective for each of Messrs. McGraw, Black, Clifford, Curtis and Brugioni upon (i) his death or disability prior to such time if he is actively employed by First National Bank at the time; (ii) termination of his employment by the Bank without “cause” (as defined in the Agreements); and (iii) termination or constructive termination of his employment by the Bank. The Bank purchased life insurance policies on the life of Messrs. Wyman (in 1996), Ramsey (in 2004, in addition to the 1998 policy), McGraw (in 2012), Black (in 2004), Clifford (in 2004), Curtis (in 2007) and Brugioni (in 2012). The Bank is the sole owner and beneficiary or co-beneficiary under such life insurance policies, which policies indirectly offset the anticipated costs for certain death, disability and post-employment/retirement benefits for Messrs. Wyman, McGraw, Ramsey, Black, Clifford, Curtis and Brugioni. The Bank entered into Split-Dollar Agreements with Messrs. McGraw, Ramsey, Black, Clifford, Curtis and Brugioni, each of which designates the Bank as beneficiary of the insurance policies after their interests have been paid to their respective designated beneficiaries. The cash surrender value of each insurance policy, which is expected to increase over the term of the policy, is included among the “other assets” on the consolidated balance sheet of the Company.

On December 18, 2015, the Company announced the signing of a Memorandum of Mutual Agreement to Amend Certain Salary Continuation Agreements and Executive Supplemental Compensation Agreements (the “Memorandum”) between First National Bank of Northern California (the “Bank”) and four executive officers of the Bank, namely, Jim D. Black, President; Anthony J. Clifford, Executive Vice President and Chief Operating Officer; David A. Curtis, Senior Vice President and Chief Financial Officer; and Randy R. Brugioni, Senior Vice President and Chief Credit Officer. As outlined in the Memorandum, the Bank agreed to amend and restate the individual Salary Continuation Agreements and Executive Supplemental Compensation Agreements previously executed between the Bank with each of these four executive officers. The Memorandum was completed in order to ensure compliance with all applicable tax provisions, including Sections 280G and 409A of the Internal Revenue Code of 1986, as amended, among other reasons. In due course, the group of executive compensation agreements under review was expanded to include the compensation agreements signed with Thomas C. McGraw, Chief Executive Officer of the Bank. For additional information regarding the Memorandum, reference should be made to the Company’s Current Report on Form 8-K and exhibits thereto (including the Memorandum), as filed with the Securities and Exchange Commission on December 18, 2015.

Consistent with the Memorandum, on May 27, 2016, the Board of Directors of the Bank adopted resolutions confirming the Bank’s waiver of certain conditions contained in: (a) the First National Bank of Northern California Salary Continuation Agreement dated September 14, 2004 (amended July 21, 2006 and December 22, 2008) with Jim D. Black, President of the Bank; (b) the First National Bank of Northern California Salary Continuation Agreement dated September 14, 2004 (amended July 21, 2006 and December 22, 2008) with Anthony J. Clifford, Executive Vice President and Chief Operating Officer of the Bank; (c) the First National Bank of Northern California Executive Supplemental Compensation Agreement dated January 2, 2007 (amended December 12, 2008) with David A. Curtis, Senior Vice President and Chief Financial Officer of the Bank; (d) the First National Bank of Northern California Executive Supplemental Compensation Agreement dated February 15, 2012 with Randy R. Brugioni, Senior Vice President and Chief Credit Officer of the Bank; and (e) the First National Bank of Northern California Executive Supplemental Compensation Agreement dated February 15, 2012 with Thomas C. McGraw, Chief Executive Officer of the Bank. Under each of these existing agreements, the retirement benefits to be paid to the executive officer (or his designated beneficiary) over a period of 20 years would be effective under certain conditions, namely, upon (i) his death or disability prior to such time if he is actively employed by the Bank at the time; (ii) termination of his employment by the Bank without “cause” (as defined in the agreements); and (iii) termination or constructive termination of his employment by the Bank. If, for any reason, an executive officer voluntarily terminated employment prior to December 31 2016, then, under these existing agreements, he would forfeit the retirement benefit in its entirety. Vesting Schedules are included in and are an integral part of each agreement. Any voluntary termination of employment prior to December 31, 2016 would result in forfeiture of the retirement benefit.

On May 27, 2016, as contemplated by the Memorandum, the Board of Directors of the Bank approved, and the Bank signed, a First National Bank of Northern California Amended and Restated Executive Supplemental Compensation Agreement (“Restated Compensation Agreement”) with each of the five executive officers, Messrs. McGraw, Black, Clifford, Curtis and Brugioni, to memorialize the above-described changes agreed to by the Board of Directors of the Bank and the executive officers, relating to retirement and “change in control.” Each Restated Compensation Agreement updated, amended, restated and replaced the existing Salary Continuation Agreement or Executive Supplemental Compensation Agreement between the Bank and the executive officer. The Restated Compensation Agreements changed the initial vesting date for the five executive officers from the attainment of age 65 to a fixed date of January 1, 2017. Benefits under the old and new agreements remained substantially the same, except that benefits under the Restated Compensation Agreements were scheduled to begin vesting on January 1, 2017 and would continue to increase for another twelve months. The Restated Compensation Agreements are intended to be “unfunded” for purposes of the Employee Retirement Income Security Act of 1974, as amended, and not construed to provide income to the participants or their beneficiaries under the Internal Revenue Code of 1986, as amended, particularly Section 409A of the Code and guidance or regulations issued thereunder, prior to actual receipt of benefits. For additional information regarding the Restated Compensation Agreements, reference should be made to the Company’s Current Report on Form 8-K and exhibits thereto (including the Restated Compensation Agreements), as filed with the Securities and Exchange Commission on May 31, 2016.

Also on May 27, 2016, the Board of Directors of the Bank approved, and the Bank signed, a First National Bank of Northern California Amended and Restated Split Dollar Life Insurance Agreement (“Restated Split Dollar Agreement”) with each of the five executive officers, Messrs. McGraw, Black, Clifford, Curtis and Brugioni, to memorialize certain changes agreed to by the Board of Directors of the Bank and the executive officers relating to a division of the death proceeds of certain life insurance policies owned by the Bank. Each Restated Split Dollar Agreement updates and replaces the existing Split Dollar Insurance Agreement between the Bank and the executive officer to insure that, in the event the executive officer were to become deceased prior to the receipt of all the benefits specified under his Compensation Agreement, the benefit payments under the Compensation Agreement would cease, and in lieu of any remaining benefits, an insurance benefit equal to the remaining Accrued Liability Balance would be paid to the estate of the executive officer. The Bank has existing bank-owned life insurance contracts to provide the benefits described in the Restated Split Dollar Agreements. For additional information regarding the Restated Split Dollar Agreements, reference should be made to the Company’s Current Report on Form 8-K and exhibits thereto (including the Restated Split Dollar Agreements), as filed with the Securities and Exchange Commission on May 31, 2016.

Management Continuity Agreements. On July 20, 2000, the Bank entered into Management Continuity Agreements with Jim D. Black, Charles R. Key (Senior Vice President and Information Technology Director) and Anthony J. Clifford. Each Agreement provides for the payment of a severance benefit to the officer upon termination of employment after a “change in control” of the Bank (as defined in the Management Continuity Agreements). The purpose of the Management Continuity Agreements is to maintain sound and vital management of the Bank, thereby protecting its best interests, in the event of a proposed change in control of the Bank. The amount of the benefit payable under each Management Continuity Agreement is two times the “base annual salary” of the relevant officer for the twelve month period immediately preceding a “change in control.” In addition, if any payment of the benefit constitutes an “excess parachute payment” that is subject to an excise tax imposed by the Internal Revenue Code of 1986, as amended, the Bank would increase the amounts payable to the extent necessary to place the officer in the same after-tax position that would have existed had no excise tax been imposed. The Bank could elect to pay benefits in a lump sum payment or in monthly installments over a period not exceeding two years following the date of termination of employment. Each Management Continuity Agreement continued for two years from July 20, 2000, and is subject to automatic one year renewals thereafter, unless the Bank gives written notice of non-renewal. Each Management Continuity Agreement has been renewed annually and was scheduled to expire on July 20, 2017 (subject to further renewal).

On May 27, 2016, the Board of Directors of the Bank approved, and the Bank signed, a First National Bank of Northern California Amended and Restated Management Continuity Agreement (“Restated Continuity Agreement”) with each of Jim D. Black, President of the Bank, Anthony J. Clifford, Executive Vice President and Chief Operating Officer of the Bank, and Charles R. Key, Senior Vice President and Information Technology Director of the Bank, to memorialize certain changes agreed to by the Board of Directors of the Bank and such officers relating to the payment of a severance benefit upon termination of employment after a “change in control” of the Bank. The Restated Continuity Agreements replaced the existing Management Continuity Agreements and were designed to insure that in the event of a “change in control” during the term of the Restated Continuity Agreement, the executive would receive a lump sum benefit equal to two times the executive’s base annual salary for the twelve-month period ending immediately prior to the change in control event. The superseded Management Continuity Agreements provided for the payment of a benefits upon a termination of employment after a “change in control” of the Bank. Payment of benefits under the Restated Continuity Agreements is conditioned on a “change in control” only. Any termination of employment for any reason prior to a “change in control” will result in automatic termination of the Restated Continuity Agreement and the loss of any benefit. For additional information regarding the Restated Continuity Agreements, reference should be made to the Company’s Current Report on Form 8-K and exhibits thereto (including the Restated Continuity Agreements) as filed with the Securities and Exchange Commission on May 31, 2016.

Potential Payments Upon Termination or Change-in-Control

The Company (including the Bank) has entered into individual agreements with the Named Executive Officers which provide them with payments under certain circumstances related to a termination of employment or a change in control of the Company (as such events are defined in the agreements). The sale, dissolution or liquidation of the Company and a merger or a consolidation in which the Company is not the surviving or resulting company would be examples of a “change in control.”

Stock Option Plans. The Company has three stock option plans: the Bank Stock Option Plan, the 2002 Plan and the 2008 Plan. Information regarding the stock options granted to the Named Executive Officers during 2016, the stock options outstanding and held by the Named Executive Officers as of December 31, 2016 and the stock options exercised by the Named Executive Officers during 2016 is set forth in this proxy statement. If a Named Executive Officer ceases to be employed by the Company (or the Bank) for any reason other than cause, disability or death, he would be allowed three months after the date of termination within which to exercise his stock options (to the extent they are vested); if termination of employment is for cause, the Named Executive Officer is allowed thirty days to exercise his stock options, and in the case of death or disability, the estate of the Named Executive Officer can exercise his stock options within the following twelve months. Upon a change of control, all outstanding unexercised stock options would become exercisable in full (accelerated vesting) in accordance with the applicable provisions of the three plans.

The following table shows, for each Named Executive Officer, as of December 31, 2016, based on the closing market price of common stock on that date of $32.55 per share, (a) the number of shares of Company common stock subject to vested options held by such officer, (b) the cash-out payment that such officer would have received for such vested stock options, (c) the number of shares of common stock subject to unvested stock options held by such officer, and (d) the cash-out payment that such officer would have received for such unvested stock options The cash-out payments have been computed by multiplying the applicable number of shares by the difference between the exercise price and $32.55.

Named Executive Officers	Number of Shares Subject to Vested Options (#)	Cash-Out Value of Vested Options ($)	Number of Shares Subject to Unvested Options (#)	Cash-Out Value of Unvested Options ($)
Thomas C. McGraw	41,611	$568,049	—	—
Jim D. Black	5,613	$46,721	17,917	$100,973
Anthony J. Clifford	18,295	$384,464	17,917	$94,252
David A. Curtis	6,317	$70,133	13,155	$73,596
Randy R. Brugioni	22,038	$398,224	12,278	$71,287
22

Deferred Compensation Plan. The Bank has established a Deferred Compensation Plan and participation is open to officers of the Bank including the Named Executive Officers. The funds contributed to the Deferred Compensation Plan are those of the individual participants and represent income earned and/or bonuses granted as an employee of the Bank. No funds of the Bank are contributed to the Deferred Compensation Plan. Additional information regarding the Deferred Compensation Plan is set forth in the Components of Compensation, Deferred Compensation Plan, section of this Proxy Statement. Each participant may elect whether he or she will receive distribution of his or her entire account, subject to applicable tax withholding requirements, upon reaching a specified age, or upon passage of at least five years or upon termination of employment. As of December 31, 2016, an aggregate of 47,940 shares of Company common stock were held in the Deferred Compensation Trust. The following table shows, for each Named Executive Officer who was a participant in the Deferred Compensation Trust on December 31, 2016, based on the closing market price of common stock held on that date of $32.55 per share, (a) the number of shares of Company common stock held for the account of such officer, and (b) the market price per share as of December 31, 2016 multiplied by the number of shares held in the Plan.

Named Executive Officers	Number of Shares Held in Plan	Cash Value of Shares ($) 12/31/2016
Jim D. Black	20,995	683,387
Anthony J. Clifford	634	20,637
David A. Curtis	2,991	97,357
Randy R. Brugioni	23,320	759,066

Restated Compensation Agreements. The Bank has entered into Amended and Restated Executive Supplemental Compensation Agreements with the Named Executive Officers which provide for annual benefits to be paid to each officer or his designated beneficiary in such amounts and for such numbers of years as specified in the individual agreements. Additional information regarding the Amended and Restated Executive Supplemental Compensation Agreements is set forth in the Components of Compensation, Salary Continuation Agreement section of this report. The benefits become payable upon the Executive’s separation from service, subject to the terms of such agreements. The following table shows, for each Named Executive Officer, the value of payments which would be due to the Named Executive Officers under their Amended and Restated Executive Supplemental Compensation Agreements as of December 31, 2016. This information is for illustrative purposes only.

Named Executive Officers	Value of Restated Compensation Agreement Payments ($)(1)
Thomas C. McGraw	593,472
Jim D. Black	1,151,911
Anthony J. Clifford	1,206,426
David A. Curtis	1,490,666
Randy R. Brugioni	990,186

(1) Represents the accumulated benefit obligation as of December 31, 2016.

The Company has purchased life insurance policies in order to provide for payment of its obligations under the Amended and Restated Executive Supplemental Compensation Agreements. The Named Executive Officers have no rights under the agreements beyond those of a general creditor, except that the Company has entered into a Split-Dollar Agreements with each of the Named Executive Officers in connection with the life insurance policies obtained on their lives, each of which designates the Bank as beneficiary of the insurance policies after their interests have been paid to their respective designated beneficiaries.

Amended and Restated Management Continuity Agreements. The Bank has entered into Amended and Restated Management Continuity Agreements with two of the Named Executive Officers (Jim D. Black and Anthony J. Clifford) and with Charles R. Key which provide for the payment of a severance benefit upon termination of employment after a change in control of the Bank (as defined in the agreements). Additional information regarding the Amended and Restated Management Continuity Agreements is set forth above in the Components of Compensation, Management Continuity Agreements section of this report.

The following table shows, for each of Messrs. Black, Clifford and Key, the payments which would have been payable to each of them under his Amended and Restated Management Continuity Agreement as of December 31, 2016.

Named Executive Officers	Value of Restated Management Continuity Agreement Payments ($)
Jim D. Black	671,724
Anthony J. Clifford	642,647
Charles Key	417,737

Review of Risk Associated With Compensation Plans

The compensation plans described in this Compensation Discussion and Analysis are reviewed and evaluated by the Compensation Committee and the Board of Directors at least annually. As part of that review, various criteria related to financial performance, credit risk, operational risk, liquidity risk, capital risk and interest rate risk are considered.

In addition, although there is no formal cash bonus plan, the Board of Directors may, at its discretion, award annual cash bonuses to executive officers. The members of the Compensation Committee are well aware of the financial performance of the Company and the Bank when considering whether to recommend the payment of a cash bonus to any executive officer.

For 2016, the Compensation Committee met with the senior officers of the Company and reviewed the compensation plans and concluded that, based on the controls and procedures described in this Compensation Discussion and Analysis and elsewhere in this report, the compensation plans do not present risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement for the 2017 Annual Meeting of Shareholders and in the FNB Bancorp Annual Report on Form 10-K for the year ended December 31, 2016.

The Compensation Committee certifies that:

(1)	It has reviewed with senior risk officers the senior executive officer compensation plans and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of FNB Bancorp;
(2)	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the FNB Bancorp; and
(3)	It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of FNB Bancorp to enhance the compensation of any employee.

Respectfully submitted by the members of the Compensation Committee,

Merrie Turner Lightner, Chair
Lisa Angelot
Mike Pacelli

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

As of February 27, 2017 no person known to the Company owned beneficially more than five percent (5%) of the outstanding shares of the Company’s Common Stock, except as indicated in the chart below:

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Ownership (1)
Thomas G. Atwood, D.D.S. (2)
c/o Cypress Abbey Company
P.O. Box 516
Colma, CA 94014	342,232 shares	(2)	7.02%

The Ricco Lagomarsino Trust (3)
26 Hillcrest Drive
Daly City, CA 94014	458,635 shares	(3)	9.41%

The Banc Funds Company, L.L.C. (4)
20 North Wacker Drive, Suite 3300
Chicago, IL 60606	279,269 shares		5.73%

Wellington Management Company LLP (5)
280 Congress Street
Boston, MA 02210	256,081 shares		5.26%

Thomas C. McGaw (6)
510 Fawn Drive
San Anselmo, CA 94960	274,371 shares		5.63%
(1)	Based upon 4,872,113 shares outstanding on February 27, 2017.
(2)	Dr. Atwood is a Director of the Company. Please see the stock ownership table of Executive Officers and the Board of Directors in Item 10 of this report.
(3)	Lisa Angelot is a Director and Chairwoman of the Board of Directors of the Company and a co-trustee of the Trust and she disclaims beneficial ownership of these shares. Please see the stock ownership table of Executive Officers and the Board of Directors in Item 10 of this report.
(4)	Information is based on a Schedule 13G filed by Banc Fund VI L.P., Banc Fund VII L.P., Banc Fund VIII L. P., and Banc Fund IX L. P. Their general partner, The Banc Funds Company, L.L.C. is controlled by Charles J. Moore.
(5)	Information is based on a Schedule 13G filed by Wellington Management Group LLP, Wellington Group Holdings, LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP-Delaware
(6)	Mr. McGraw is Chief Executive Officer and a Director of the Company. Please see the stock ownership table of Executive Officers and the Board of Directors in Item 10 of this report.

EQUITY COMPENSATION PLAN INFORMATION

The chart below lists information regarding Common Stock issuable upon the exercise of stock options, the weighted average exercise price of those options and the number of shares available for issuance under the FNB Bancorp 2002 Stock Option Plan and the FNB Bancorp 2008 Stock Option Plan as of December 31, 2016. The Company has no other equity compensation plan and there are no warrants or rights outstanding that would result in the issuance of shares of the Company’s Common Stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	464,738	$19.04	345,619
Equity compensation plans not approved by security holders	—	—	—
Total	464,738	$19.04	345,619

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors of the Company has evaluated the independence of each of the members of the Board of Directors in accordance with applicable laws and regulations, including the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission. For purposes of evaluating the independence of each member of the Board of Directors, the Board of Directors has adopted the definitions of director independence specified in the NASDAQ listing rules. The Common Stock of the Company is listed with the NASDAQ Stock Market LLC and traded on The NASDAQ Global Select Market, since April 13, 2017.

The Board of Directors has determined that a majority of the Board of Directors is comprised of “Independent Directors” within the requirements of the foregoing laws, rules and regulations and NASDAQ listing standards. The Board of Directors has further determined that Directors Thomas C. McGraw, Jim D. Black and Anthony J. Clifford, who are employed as the Chief Executive Officer, the President and the Executive Vice President and Chief Operating Officer, respectively, of the Company and the Bank, are not “Independent Directors.”

Transactions With Related Parties

The Company has a policy that it does not enter into any transactions with related persons as referenced under Item 404 of Regulation S-K with the exception of loans made by First National Bank of Northern California (see “Indebtedness of Management,” below). Loans were made, in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.

There have been no other transactions, or series of similar transactions, during 2016, or any currently proposed transaction, or series of similar transactions, to which the Company or the Bank was or is to be a party, in which the amount involved exceeded or will exceed $120,000 and in which any director, director-nominee or executive officer of the Company or Bank, or any shareholder owning of record or beneficially 5% or more of FNB Bancorp common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Indebtedness of Management

Through its banking subsidiary, First National Bank of Northern California, the Company has had, and expects in the future to have banking transactions, including loans and other extensions of credit, in the ordinary course of its business with many of the Company’s directors and officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing for comparable transactions with others. Management believes that in 2016 such transactions comprising loans did not involve more than the normal risk of collectability or present other unfavorable features. Loans to executive officers of First National Bank of Northern California are subject to limitations as to amount and purposes prescribed in part by the Federal Reserve Act, as amended, and the regulations of the Office of the Comptroller of the Currency.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Moss Adams LLP, which served the Company as independent auditors for the 2016 fiscal year, has been recommended by the Audit Committee of the Board of Directors of the Company to serve as independent auditors for the 2017 fiscal year, and the Board of Directors has approved the Audit Committee recommendation.

During the two fiscal years of the Company ended December 31, 2016, and during the subsequent interim period to the present, neither the Company nor the Bank consulted with Moss Adams LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, or (ii) any matter that was either the subject of a disagreement or a reportable event under the rules of the Securities and Exchange Commission.

Audit Fees

The aggregate fees billed by Moss Adams LLP to the Company for professional services rendered for the integrated audit of the consolidated financial statements of the Company for the fiscal year ended December 31, 2016, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, were $238,500.

All Other Fees

Moss Adams LLP billed $10,000 to the Company for the audit of the FNB Bancorp Savings Plan during the fiscal year ended December 31, 2016.

Audit Committee

The Audit Committee of the Board of Directors of the Company has approved each professional service rendered by Moss Adams LLP during the fiscal year 2016, and the Audit Committee has considered whether the provision of non-audit services would be compatible with maintaining the independence of Moss Adams LLP.

The Audit Committee consists of the following members of the Company’s Board of Directors: Edward J. Watson (Chairman), Thomas G. Atwood, D.D.S. and Merrie Turner Lightner. Each of the current members of the Audit Committee is “independent” as defined under applicable NASDAQ listing rules.

Management is responsible for the Company’s internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

The Audit Committee’s responsibilities include assisting the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, internal control and financial reporting practices of the Company. The Committee’s primary responsibilities are to: (1) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (2) review and evaluate the audit efforts of the Company’s independent accountants and the outsource internal audit firm; (3) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (4) oversee management’s establishment and enforcement of financial policies and business practices; and (5) facilitate communication among the independent accountants, financial and senior management, counsel, the outsource internal audit firm and the Board of Directors.

The Audit Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2016, with the Company’s management. The Committee has discussed with Moss Adams LLP, the Company’s independent auditors, the matters required to be discussed by Auditing Standard (AS) No. (1301) (Communication with Audit Committees) as may be modified or supplemental. The Committee has also received the written disclosures and the letter from Moss Adams LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the communications of Moss Adams LLP with the Audit Committee concerning independence and the Audit Committee has discussed the independence of Moss Adams LLP with that firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(3)	Exhibits.
Exhibit Number	Document Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32.0	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: May 12, 2017	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
30