Form 10-Q/A
period 2017-03-31
FNB BANCORP/CA/
filed 2017-05-12
CIK 1163199

United States

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Emerging growth company ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of March 31, 2017: 4,874,246 shares.

EXPLANATORY NOTE

FNB Bancorp is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Commission on May 4, 2017, for the sole purpose of amending the cover page to indicate that we have not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, since our Proxy Statement for the 2017 Annual Meeting of Shareholders, containing the information originally intended to be incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 2, 2017, was not filed with the Commission within 120 days after the end of the fiscal year covered by our Annual Report.

In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including certain currently dated officer certifications.

The remainder of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Commission on May 4, 2017, remains the same.

Item 6.         Exhibits

                     Exhibits

                     31: Rule 13a-14(a)/15d-14(a) Certifications

                     32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

May 12, 2017.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)