Form 10-Q
period 2017-06-30
FNB BANCORP/CA/
filed 2017-08-04
CIK 1163199

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of June 30, 2017: 7,362,497 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	June 30,	December 31,
(Dollar amounts in thousands)	2017	2016

Cash and due from banks	$21,859	$15,758
Interest-bearing time deposits with financial institutions	230	205
Securities available-for-sale, at fair value	362,006	360,105
Other equity securities	7,567	7,206
Loans, net of allowance for loan losses of $10,177 and $10,167 on June 30, 2017 and December 31, 2016	808,508	782,485
Bank premises, equipment, and leasehold improvements, net	9,416	9,837
Bank owned life insurance, net	16,438	16,247
Accrued interest receivable	4,945	4,942
Other real estate owned, net	1,459	1,427
Goodwill	4,580	4,580
Prepaid expenses	621	856
Other assets	16,032	15,746
Total assets	$1,253,661	$1,219,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$296,249	$296,273
Demand, interest bearing	129,435	121,086
Savings and money market	472,050	487,763
Time	124,604	114,384
Total deposits	1,022,338	1,019,506

Federal Home Loan Bank advances	91,000	71,000
Note payable	4,050	4,350
Accrued expenses and other liabilities	17,546	14,224
Total liabilities	1,134,934	1,109,080

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 7,362,497 shares at June 30, 2017 and 7,280,122 shares at December 31, 2016	85,159	84,283
Retained earnings	32,306	27,577
Accumulated other comprehensive earnings (loss), net of tax	1,262	(1,546)
Total stockholders’ equity	118,727	110,314
Total liabilities and stockholders’ equity	$1,253,661	$1,219,394

See accompanying notes to consolidated financial statements.
3

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$10,370	$9,563	$20,443	$19,434
Interest and dividends on taxable securities	1,267	1,001	2,477	1,979
Interest and dividends on tax-exempt securities	722	730	1,455	1,437
Interest on deposits with other financial institutions	19	22	30	31
Total interest income	12,378	11,316	24,405	22,881
Interest expense:
Interest on deposits	677	709	1,313	1,492
Interest on FHLB advances	214	1	360	9
Interest on note payable	55	56	108	113
Total interest expense	946	766	1,781	1,614
Net interest income	11,432	10,550	22,624	21,267
(Recovery of) provision for loan losses	(140)	75	(140)	150
Net interest income after (recovery of) provision for loan losses	11,572	10,475	22,764	21,117
Noninterest income:
Service charges	564	618	1,161	1,239
Gain on sale of available-for-sale securities	123	57	151	241
Earnings on Bank owned life insurance	89	105	191	205
Other income	236	256	519	485
Total noninterest income	1,012	1,036	2,022	2,170
Noninterest expense:
Salaries and employee benefits	4,862	4,876	9,636	9,814
Occupancy expense	707	617	1,358	1,248
Equipment expense	406	438	808	872
Professional fees	408	294	881	681
FDIC assessment	90	150	220	300
Telephone, postage and supplies	325	306	622	601
Advertising	107	183	215	300
Data processing expense	144	140	283	332
Low income housing expense	123	71	228	142
Surety insurance	89	87	173	174
Directors expense	72	72	144	144
Other real estate owned - expense (recovery), net	7	—	17	(10)
Other expense	338	415	698	838
Total noninterest expense	7,678	7,649	15,283	15,436
Earnings before provision for income tax expense	4,906	3,862	9,503	7,851
Provision for income tax expense	1,555	1,414	3,063	2,836
Net earnings	$3,351	$2,448	$6,440	$5,015

Earnings per share data:
Basic	$0.46	$0.34	$0.88	$0.70
Diluted	$0.44	$0.33	$0.85	$0.68
Weighted average shares outstanding:
Basic	7,342	7,216	7,329	7,194
Diluted	7,585	7,393	7,559	7,390

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$3,351	$2,448	$6,440	$5,015
Unrealized holding gain (loss) on available-for-sale securities, net of tax expense of $957 and $1,891 for the three and six months ended June 30, 2017, and net of tax expense of $2,566 and $2,535 for the three and six months ended June 30, 2016, respectively	1,446	3,692	2,896	3,648
Reclassification adjustment for gains on available-for-sale securities sold, net of tax of $52 and $63 for three and six months ended June 30, 2017, and $23 and $99 for three and six months ended June 30, 2016, respectively	(71)	(34)	(88)	(142)
Other comprehensive earnings (loss)	1,375	3,658	2,808	3,506
Total comprehensive earnings	$4,726	$6,106	$9,248	$8,521

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30,
	2017	2016
Cash flow from operating activities:
Net earnings	$6,440	$5,015
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,983	1,893
Gain on sale of securities available-for-sale	(151)	(241)
Stock-based compensation expense	206	158
Earnings on bank owned life insurance	(191)	(205)
(Recovery of) provision for loan losses	(140)	150
Tax benefit from stock option exercises	(265)	—
(Decrease) increase in net deferred loan fees	(136)	169
Increase in accrued interest receivable	(3)	(36)
Decrease in prepaid expense	235	214
(Increase) decrease in other assets	(21)	574
Increase (decrease) in accrued expenses and other liabilities	1,334	(459)
Net cash provided by operating activities	9,291	7,232

Cash flows from investing activities
Purchase of securities available-for-sale	(38,818)	(42,500)
Proceeds from matured/called/sold securities available-for-sale	40,373	34,114
Purchase of other equity securities	(361)	(458)
Investment in time deposits of other banks	(25)	—
Net investment in other real estate owned	(32)	(221)
Net increase in loans	(25,747)	(3,043)
Purchases of bank premises, equipment, leasehold improvements	(71)	(449)
Net cash used in investing activities	(24,681)	(12,557)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Six months ended
	June 30,
	2017	2016
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(7,388)	31,030
Net increase (decrease) in time deposits	10,220	(6,730)
Net increase (decrease) in FHLB advances	20,000	(10,000)
Principal reduction on note payable	(300)	(300)
Cash dividends paid on common stock	(1,711)	(1,406)
Proceeds from exercise of stock options	670	981
Net cash provided by financing activities	21,491	13,575
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,101	8,250
Cash and cash equivalents at beginning of period	15,758	12,314
Cash and cash equivalents at end of period	$21,859	$20,564

Additional cash flow information:
Interest paid	$1,640	$1,608
Income taxes paid	$3,533	$3,599

Non-cash investing and financing activities:
Accrued dividends	$882	$686
Change in fair value of available-for-sale securities, net of tax effect	$2,808	$3,506

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The amount of stock option compensation expense for options recorded in the quarters ended June 30, 2017 and 2016 was $103,000 and $70,000, respectively. The amount of compensation expense recorded for the six months ended June 30, 2017 and 2016 was $206,000 and $158,000, respectively.

The intrinsic value for options exercised during the six months ended June 30, 2017 was $1,460,000. The intrinsic value of options exercisable as of June 30, 2017 was $5,176,000. The intrinsic value for options exercised during the six months ended June 30, 2016 was $908,000. The intrinsic value of options exercisable at June 30, 2016 was $2,999,000. There were no options granted during the first six months ended June 30, 2017 and 2016, respectively.

The amount of total unrecognized compensation expense related to non-vested options at June 30, 2017 was $1,181,000, and the weighted average period over which it will be amortized is 3.5 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 3 for 2 stock split was completed during the second quarter of 2017 and prior per share amounts have been adjusted to reflect this 3 for 2 stock split.

Earnings per share have been computed based on the following:

	Three months ended		Six months ended
	June 30,		June 30,
(All amounts in thousands)	2017	2016	2017	2016
Net earnings	$3,351	$2,448	$6,440	$5,015

Average number of shares outstanding	7,342	7,216	7,329	7,194
Effect of dilutive options	243	177	230	196
Average number of shares outstanding used to calculate diluted earnings per share	7,585	7,393	7,559	7,390

Anti-dilutive options not included	—	108	104	81
9

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
June 30, 2017
U.S. Treasury securities	$981	$9	$—	$990
Obligations of U.S. government agencies	50,943	122	(158)	50,907
Mortgage-backed securities	113,619	788	(1,365)	113,042
Asset-backed securities	2,108	2	—	2,110
Obligations of states and political subdivisions	143,049	2,905	(254)	145,700
Corporate debt	49,130	194	(67)	49,257
	$359,830	$4,020	$(1,844)	$362,006
December 31, 2016
U.S. Treasury securities	$977	$10	$—	$987
Obligations of U.S. government agencies	60,773	112	(340)	60,545
Mortgage-backed securities	85,709	397	(1,822)	84,284
Obligations of states and political subdivisions	151,988	1,458	(1,828)	151,618
Corporate debt	63,277	121	(727)	62,671
	$362,724	$2,098	$(4,717)	$360,105
10

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2017 and December 31, 2016, respectively, is as follows:

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2017:
Obligations of U.S. Government agencies	$29,683	$(158)	$—	$—	$29,683	$(158)
Mortgage-backed securities	55,035	(1,344)	1,425	(21)	56,460	(1,365)
Obligations of states and political subdivisions	17,356	(200)	3,692	(54)	21,048	(254)
Corporate debt	12,678	(67)	—	—	12,678	(67)
Total	$114,752	$(1,769)	$5,117	$(75)	$119,869	$(1,844)

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Obligations of U.S. Government agencies	36,828	(340)	—	—	36,828	(340)
Mortgage-backed securities	67,990	(1,822)	—	—	67,990	(1,822)
Obligations of states and political subdivisions	84,728	(1,828)	—	—	84,728	(1,828)
Corporate debt	41,012	(727)	—	—	41,012	(727)
Total	$230,558	$(4,717)	$—	$—	$230,558	$(4,717)

At June 30, 2017, there were 9 securities in an unrealized loss position for greater than 12 consecutive months. At the same time, there were 94 securities in an unrealized loss position for twelve or less consecutive months. At December 31, 2016, there were no securities in an unrealized loss position for greater than 12 consecutive months, and there were 227 securities in an unrealized loss position for 12 or less consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at June 30, 2017.

11

The amortized cost and carrying value of available-for-sale debt securities as of June 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2017:

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$14,804	$14,837
Due after one through five years	167,146	168,557
Due after five years through ten years	113,957	115,482
Due after ten years	63,923	63,130
	$359,830	$362,006

For the three months ended June 30, 2017 and 2016, respectively, gross realized gains amounted to $123,000 and $57,000, on gross securities sold or called of $10,781,000 and $8,699,000, respectively. For the six months ended June 30, 2017 and June 30, 2016, respectively, gross realized gains amounted to $151,000 and $241,000, on gross securities sold or called of $41,382,000 and $34,114,000, respectively. For the three and six months ended June 30, 2017 and 2016, respectively, there were no gross realized losses.

At June 30, 2017, securities with an amortized cost of $114,139,000 and fair value of $113,634,000 were pledged as collateral for public deposits and for other purposes required by law.

12

NOTE E - LOANS

Loans are summarized at
June 30, 2017 and December 31, 2016 as follows:

				Total
	FNB			Balance
	Bancorp			June 30,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2017
Commercial real estate	$369,657	$65,404	$1,225	$436,286
Real estate construction	46,325	—	—	46,325
Real estate multi-family	90,733	13,640	—	104,373
Real estate 1 to 4 family	150,546	16,064	—	166,610
Commercial & industrial	54,102	3,115	—	57,217
Consumer	8,884	—	—	8,884
Gross loans	720,247	98,223	1,225	819,695
Net deferred loan fees	(1,010)	—	—	(1,010)
Allowance for loan losses	(10,177)	—	—	(10,177)
Net loans	$709,060	$98,223	$1,225	$808,508

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2016
Commercial real estate	$351,261	$68,736	$1,225	$421,222
Real estate construction	43,683	—	—	43,683
Real estate multi-family	90,763	15,200	—	105,963
Real estate 1 to 4 family	153,843	16,680	—	170,523
Commercial & industrial	40,140	8,734	—	48,874
Consumer loans	3,533	—	—	3,533
Gross loans	683,223	109,350	1,225	793,798
Net deferred loan fees	(1,146)	—	—	(1,146)
Allowance for loan losses	(10,167)	—	—	(10,167)
Net loans	$671,910	$109,350	$1,225	$782,485

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

13

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

14

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

	Recorded Investment in Loans at June 30, 2017
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Loans:
Ending balance	$436,286	$46,325	$104,373	$166,610	$57,217	$8,884	$819,695

Ending balance:
Individually evaluated for impairment	$9,136	$1,223	$870	$2,832	$929	$—	$14,990

Ending balance:
Collectively evaluated for impairment	$427,150	$45,102	$103,503	$163,778	$56,288	$8,884	$804,705
15

	Recorded Investment in Loans at December 31, 2016
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$421,222	$43,683	$105,963	$170,523	$48,874	$3,533	$793,798

Ending balance:
Individually evaluated for impairment	$10,023	$843	$—	$3,530	$1,065	$—	$15,461

Ending balance:
Collectively evaluated for impairment	$411,199	$42,840	$105,963	$166,993	$47,809	$3,533	$778,337

	Recorded Investment in Loans at June 30, 2016
(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Loans:
Ending balance	$398,290	$29,251	$82,637	$174,084	$51,366	$1,311	$736,939

Ending balance:
Individually evaluated for impairment	$10,392	$2,097	$—	$4,832	$1,571	$—	$18,892

Ending balance:
Collectively evaluated for impairment	$387,898	$27,154	$82,637	$169,252	$49,795	$1,311	$718,047
16

The following table provides information pertaining to impaired loans originated and PNCI loans for the three months ended June 30, 2017 and 2016, respectively.

	Impaired Loans
	Three months ended		Three months ended
	June 30, 2017		June 30, 2016
(All amounts in thousands)	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

With no related allowance recorded:

Commercial real estate	$6,467	$25	$8,806	$171
Real estate construction	829	13	2,126	26
Real estate multi-family	1,748	12	—	—
Residential- 1 to 4 family	—	—	1,065	16
Commercial	119	2	521	7
Total	9,163	52	12,518	220

With an allowance recorded:

Commercial real estate	$1,480	$21	$1,679	$25
Real estate construction	800	24	—	—
Residential - 1 to 4 family	2,822	—	3,772	31
Commercial and industrial	835	—	1,187	—
Total	5,937	45	6,638	56

Total:

Commercial real estate	$7,947	$46	$10,485	$196
Real estate construction	1,629	37	2,126	26
Real estate multi-family	1,748	12	—	—
Residential - 1 to 4 family	2,823	—	4,837	47
Commercial and industrial	954	2	1,708	7
Grand total	15,101	97	19,156	276
17

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the six months ended June 30, 2017, the year ended December 31, 2016, and the six months ended June 30, 2017.

Impaired Loans
As of and for the six months ended June 30, 2017

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$7,666	$8,789	$—	$7,695	$57
Real estate construction	823	1,017	—	833	22
Real estate multi-family	870	870	—	874	12
Residential - 1 to 4 family	—	—	—	776	21
Commercial and industrial	118	118	—	119	4
Total	9,477	10,794	—	10,297	116

With an allowance recorded

Commercial real estate	$1,470	$1,470	$27	$1,489	$41
Real estate construction	400	400	39	400	24
Residential - 1 to 4 family	2,832	2,832	418	2,835	28
Commercial and industrial	811	811	79	857	—
Total	5,513	5,513	563	5,581	93

Total

Commercial real estate	$9,136	$10,259	$27	$9,184	$98
Real estate construction	1,223	1,417	39	1,233	46
Real estate multi-family	870	870	—	874	12
Residential - 1 to 4 family	2,832	2,832	418	3,611	49
Commercial and industrial	929	929	79	976	4
Grand total	$14,990	$16,307	$563	$15,878	$209
18

Impaired Loans
As of and for the year ended December 31, 2016

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,516	$9,026	$—	$9,730	$716
Real estate construction	843	843	—	857	53
Residential- 1 to 4 family	678	678	—	685	—
Commercial and industrial	120	120	—	322	25
Total	10,157	10,667	—	11,594	794

With an allowance recorded
Commercial real estate	$1,507	$1,507	$50	$1,528	$89
Residential- 1 to 4 family	2,852	2,852	442	3,202	157
Commercial and industrial	945	945	96	1,240	1
Total	5,304	5,304	588	5,970	247

Total
Commercial real estate	$10,023	$10,533	$50	$11,258	$805
Real estate construction	843	843	—	857	53
Residential- 1 to 4 family	3,530	3,530	442	3,887	157
Commercial and industrial	1,065	1,065	96	1,562	26
Grand total	$15,461	$15,971	$588	$17,564	$1,041
19

Impaired Loans
As of and for the six months ended June 30, 2016

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,725	$9,770	$—	$8,722	$398
Real estate construction	2,097	2,280	—	2,126	71
Residential- 1 to 4 family	1,063	1,063	—	1,067	31
Commercial and industrial	517	517	—	521	14
Total	12,402	13,630	—	12,436	514

With an allowance recorded
Commercial real estate	$1,667	$1,667	$74	$1,679	$46
Residential- 1 to 4 family	3,769	3,793	471	3,772	69
Commercial and industrial	1,054	1,265	107	1,123	2
Total	6,490	6,725	652	6,574	117

Total
Commercial real estate	$10,392	$11,437	$74	$10,401	$444
Real estate construction	2,097	2,280	—	2,126	71
Residential- 1 to 4 family	4,832	4,856	471	4,839	100
Commercial and industrial	1,571	1,782	107	1,644	16
Grand total	$18,892	$20,355	$652	$19,010	$631

            Nonaccrual loans totaled $7,363,000 and $6,647,000 as of June 30, 2017 and December 31, 2016. Impaired loans not on nonaccrual are loans that have been restructured and are performing under modified loan agreements, and where principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have not been determined to be fully collectible.

	Loans on Nonaccrual Status as of
	June 30,	December 31,
(Dollar amounts in thousands)	2017	2016

Commercial real estate	$5,620	$5,553
Real estate construction	400	—
Real estate 1 to 4 family	532	149
Commercial and industrial	811	945
Total	$7,363	$6,647

Interest income on impaired loans of $98,000, $209,000 and $1,041,000 was recognized for cash payments received during the three and six months ended June 30, 2017 and the year ended December 31, 2016, respectively. Interest income on impaired loans recognized for cash payments received for the three and six months ended June 30, 2016 was $274,000 and $631,000.

20

The amount of interest on impaired loans not collected for the three and six months ended June 30, 2017 was $203,000 and $408,000 and for the three and six months ended June 30, 2016 was $143,000 and $275,000, respectively. The cumulative amount of unpaid interest on impaired loans was $991,000 and $3,973,000 at June 30, 2017 and December 31, 2016. The cumulative amount of unpaid interest on impaired loans as of June 30, 2016 was $3,680,000.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	June 30, 2017			December 31, 2016
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$4,506	$4,982	$9,488	$4,466	$4,494	$8,960
Real estate 1 to 4 family	2,301	462	2,763	3,381	—	3,381
Commercial & industrial	—	811	811	120	902	1,022
Total	$6,807	$6,255	$13,062	$7,967	$5,396	$13,363

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

There were no commitments for additional funding of troubled debt restructured loans as of June 30, 2017. There were no payment defaults during the three and six month periods ended June 30, 2017 and 2016 that were related to receivables modified as TDRs in the last twelve months. There were no TDRs entered into during the three and six months ended June 30, 2017 and 2016.

21

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2017

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,643	$627	$246	$1,824	$654	$150	$10,144
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	—	—	149	22	—	173
Provision	258	(89)	116	(437)	(47)	59	(140)
Ending balance	$6,903	538	362	1,536	$629	$209	$10,177

Ending balance
individually evaluated for impairment	$27	$39	$—	$418	$79	$—	$563
Ending balance:
collectively evaluated for impairment	$6,876	$499	$362	$1,118	$550	$209	$9,614

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2017

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,392	$617	$389	$2,082	$650	$37	$10,167
Charge-offs	—	—	—	—	(39)	(1)	(40)
Recoveries	4	—	—	157	29	—	190
Provision	507	(79)	(27)	(703)	(11)	173	(140)
Ending balance	$6,903	$538	$362	$1,536	$629	$209	$10,177

Ending balance:
individually evaluated for impairment	$27	$39	$—	$418	$79	$—	$563
Ending balance:
collectively evaluated for impairment	$6,876	$499	$362	$1,118	$550	$209	$9,614
22

	Allowance for Credit Losses
	For the Twelve Months Ended December 31, 2016

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(36)	(164)	(18)	(218)
Recoveries	8	—	—	53	204	—	265
Provision	325	28	146	(111)	(243)	5	150
Ending balance	$6,392	617	$389	$2,082	$650	$37	$10,167

Ending balance:
individually evaluated for impairment	$50	$—	$—	$442	$96	$—	$588
Ending balance:
collectively evaluated for impairment	$6,342	$617	$389	$1,640	$554	$37	$9,579

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2016

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,113	$587	$211	$2,149	$841	$42	$9,943
Charge-offs	—	—	—	(12)	—	(5)	(17)
Recoveries	2	—	—	7	28	—	37
Provision	91	(183)	124	117	(70)	(4)	75
Ending balance	$6,206	$404	$335	$2,261	$799	$33	$10,038

Ending balance:
individually evaluated for impairment	$74	$—	$—	$471	$107	$—	$652
Ending balance:
collectively evaluated for impairment	$6,132	$404	$335	$1,790	$692	$33	$9,386
23

Allowance for Credit Losses
For the Six Months Ended June 30, 2016

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(12)	(164)	(11)	(187)
Recoveries	4	—	—	19	82	—	105
Provision	143	(185)	92	78	28	(6)	150
Ending balance	$6,206	$404	$335	$2,261	$799	$33	$10,038

Ending balance:
individually evaluated for impairment	$74	$—	$—	$471	$107	$—	$652
Ending balance:
collectively evaluated for impairment	$6,132	$404	$335	$1,790	$692	$33	$9,386

Age Analysis of Past Due Loans
As of June 30, 2017

	30-59	60-89
	Days	Days	Over	Total
(Dollar amounts in thousands)	Past	Past	90	Past	Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$—	$—	$—	$369,657	$369,657
Real estate construction	—	—	400	400	45,925	46,325
Real estate multi family	—	870	—	870	89,863	90,733
Real estate-1 to 4 family	168	—	532	700	149,846	150,546
Commercial and industrial	—	—	811	811	53,291	54,102
Consumer	—	—	—	—	8,884	8,884
Total	$168	$870	$1,743	$2,781	$717,466	$720,247

Purchased
Not credit impaired
Commercial real estate	$—	$497	$4,395	$4,892	$60,512	$65,404
Real estate multi-family	—	—	—	—	13,640	13,640
Real estate-1 to 4 family	—	—	—	—	16,064	16,064
Commercial and industrial	—	—	—	—	3,115	3,115
Total	$0	$497	$4,395	$4,892	$93,331	$98,223

Purchased
Credit impaired
Commercial real estate	$—	$—	$1,225	$1,225	$—	$1,225
24

Age Analysis of Past Due Loans
As of December 31, 2016

	30-59	60-89
	Days	Days	Over	Total
(Dollar amounts in thousands)	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$835	$2	$—	$837	$350,424	$351,261
Real estate construction	645	—	—	645	43,038	43,683
Real estate multi family	—	—	—	—	90,763	90,763
Real estate 1 to 4 family	1,365	61	74	1,500	152,343	153,843
Commercial & industrial	241	—	945	1,186	38,954	40,140
Consumer	—	—	—	—	3,533	3,533
Total	$3,086	$63	$1,019	$4,168	$679,055	$683,223

Purchased
Not credit impaired
Commercial real estate	$1,869	$1,909	$550	4,328	$64,408	$68,736
Real estate multi-family	—	—	—	—	15,200	15,200
Real estate 1 to 4 family	—	—	75	75	16,605	16,680
Commercial & industrial	285	—	—	285	8,449	8,734
Total	$2,154	$1,909	$625	$4,688	$104,662	$109,350

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,225	$1,225

At June 30, 2017 and December 31, 2016, there were no loans that were 90 days of more past due where interest was still accruing.

The over 90 days column includes nonaccrual loans that were over 90 days, but does not include loans that were in nonaccrual status for reasons other than being past due.

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

25

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

	Credit Quality Indicators
	As of June 30, 2017

(Dollar amounts in thousands)		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$367,254	$—	$2,403	$—	$369,657
Real estate construction	45,102	—	1,223	—	46,325
Real estate multi-family	90,733	—	—	—	90,733
Real estate-1 to 4 family	150,014	—	532	—	150,546
Commercial and industrial	53,781	—	321	—	54,102
Consumer loans	8,884	—	—	—	8,884
Totals	$715,768	$—	$4,479	$—	$720,247

Purchased
Not credit impaired
Commercial real estate	$57,106	$882	$7,416	$—	$65,404
Real estate construction	—	—	—	—	—
Real estate multi-family	13,640	—	—	—	13,640
Real estate-1 to 4 family	16,064	—	—	—	16,064
Commercial and industrial	3,115	—	—	—	3,115
Total	$89,925	$882	$7,416	$—	$98,223

Credit impaired
Commercial real estate					$1,225
Total					$1,225
26

	Credit Quality Indicators
	As of December 31, 2016

(Dollar amounts in thousands)		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$348,785	$902	$1,574	$—	$351,261
Real estate construction	42,840	—	843	—	43,683
Real estate multi-family	90,763	—	—	—	90,763
Real estate 1 to 4 family	153,769	—	74	—	153,843
Commercial & industrial	39,752	—	384	4	40,140
Consumer loans	3,533	—	—	—	3,533
Totals	$679,442	$902	$2,875	$4	$683,223

Purchased
Not credit impaired
Commercial real estate	$61,705	$—	$7,031	$—	$68,736
Real estate multi-family	15,200	—	—	—	15,200
Real estate 1 to 4 family	16,605	—	75	—	16,680
Commercial & industrial	8,644	—	90	—	8,734
Total	$102,154	$—	$7,196	$—	$109,350

Purchased
Credit impaired
Commercial real estate					$1,225
Total					$1,225

NOTE F - BORROWINGS

Federal Funds Purchased

The Bank had unsecured lines of credit for overnight borrowings totaling $30.0 million with other financial institutions as of June 30, 2017 and December 31, 2016. Federal funds purchased are generally structured to mature the following business day. The Bank is required to have a depository relationship with the financial institutions that have provided the Bank lines of credit as of June 30, 2017 and December 31, 2016. There were no advances outstanding against these lines of credit as of June 30, 2017 or December 31, 2016.

Federal Reserve Bank

The Bank had lines of credit totaling $42,467,000 and $54,000,000 as of June 30, 2017 and December 31, 2016, respectively. Federal Reserve Bank loans generally are generally structured to mature the following business day. There were no advances outstanding against this line of credit as of June 30, 2017 or December 31, 2016.

27

Federal Home Loan Bank Borrowings

The bank had lines of credit totaling $493,820,000 and $452,318,000 as of June 30, 2017 and December 31, 2016. Amounts outstanding consist of individual drawdown transactions that have fixed rates of interest and stated maturity dates. There are prepayment penalties that would apply if the borrowings were repaid prior to their maturity date. Federal Home Loan Bank Borrowings outstanding for the periods presented are as follows:

	As of June 30, 2017			As of December 31, 2016
	Maturity	Interest	Amount	Maturity	Interest	Amount
(Dollar amounts in thousands)	Date	Rate	Outstanding	Date	Rate	Outstanding
FHLB Overnight Advance		—	$—	01/03/17	0.61%	$10,000
FHLB Term Advance	07/14/17	1.15%	20,000	01/05/17	0.55%	7,000
FHLB Term Advance	07/17/17	1.15%	18,000	01/09/17	0.49%	7,000
FHLB Term Advance	07/18/17	0.98%	10,000	01/27/17	0.63%	11,000
FHLB Term Advance	07/28/17	1.15%	15,000	01/30/17	0.63%	6,000
FHLB Term Advance	08/28/17	1.18%	8,000	01/30/17	0.61%	10,000
FHLB Term Advance	08/30/17	1.17%	20,000	02/28/17	0.67%	20,000
Totals			$91,000			$71,000

Corporate loan

On March 27, 2014, FNB Bancorp received funding under a $6,000,000 term loan credit facility. This loan carries a variable rate of interest that fluctuates on a monthly basis. The interest rate is based on the 3 month LIBOR rate plus 4%. Payments of $50,000 in principal plus accrued interest are payable monthly. The maturity date on this credit facility is March 26, 2019. On the maturity date, all outstanding principal plus accrued interest shall become due and payable. FNB Bancorp has pledged its stock ownership in First National Bank of Northern California as collateral for the loan subject to the terms and conditions contained in the Loan Agreement and the Pledge and Security Agreement. FNB Bancorp retains the right to prepay this debt at any time upon not less than 7 days’ prior written notice to Lender. The proceeds from this loan were contributed to the Bank as an additional capital contribution. This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines. The balance outstanding under this loan agreement was $4,050,000 as of June 30, 2017. At the maturity date of March 26, 2019, the expected remaining principal amount outstanding of $3,000,000 will become due and payable.

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy and recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first six months of 2017 and 2016 there were no transfers of assets or liabilities between hierarchy levels.

28

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
		at June 30, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	6/30/2017	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$990	$990	$	$—
Obligations of U.S. Government agencies	50,907	—	50,907	—
Mortgage-backed securities	113,042	—	113,042	—
Asset-backed securities	2,110	—	2,110	—
Obligations of states and political subdivisions	145,700	—	145,700	—
Corporate debt	49,257	—	49,257	—
Total assets measured at fair value	$362,006	$990	$361,016	$—

		Fair Value Measurements
		at December 31, 2016, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$987	$987	$	$—
Obligations of U.S. Government agencies	60,545	—	60,545	—
Mortgage-backed securities	84,284	—	84,284	—
Obligations of states and political subdivisions	151,618	—	151,618	—
Corporate debt	62,671	—	62,671	—
Total assets measured at fair value	$360,105	$987	$359,118	$—
29

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
		at June 30, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	6/30/2017	(Level 1)	(Level 2)	(Level 3)
Impaired assets:
Commercial and industrial loans	$811	$—	$—	$811
Real estate 1 to 4 family loans	462	—	—	462
Other real estate owned	1,459	—	—	1,459
Total impaired assets measured at fair value	$2,732	$—	$—	$2,732

		Fair Value Measurements
		at December 31, 2016, Using
		Quoted Prices
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired assets:
Commercial and industrial loans	$815	$—	$—	$815
Residential-1 to 4 family loans	67	—	—	67
Other real estate owned	1,427	—	—	1,427
Total impaired assets measured at fair value	$2,309	$—	$—	$2,309
30

The following table provides summary information on the estimated fair value of financial instruments at June 30, 2017:

	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,859	$21,859	$21,859
Interest-bearing time deposits with financial institutions	230	230		$230
Securities available for sale	362,006	362,006	990	361,016
Loans	808,508	811,420			$811,420
Other equity securities	7,567	7,567			7,567
Accrued interest receivable	4,945	4,945	4,945

Financial liabilities:

Deposits	1,022,338	1,022,350	897,734	124,616
Federal Home Loan Bank advances	91,000	91,000		91,000
Note payable	4,050	4,050		4,050
Accrued interest payable	261	261	261

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,836			1,836

The carrying amount of loans includes $7,363,000 of nonaccrual loans (loans that are not accruing interest) as of June 30, 2017. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2016:

	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,758	$15,758	$15,758
Interest-bearing time deposits with financial institutions	205	205		$205
Securities available for sale	360,105	360,105	987	359,118
Loans	782,485	769,661			$769,661
Other equity securities	7,206	7,206			7,206
Accrued interest receivable	4,942	4,942	4,942

Financial liabilities:
Deposits	1,019,506	1,020,088	905,122	114,966
Federal Home Loan Bank advances	71,000	71,000		71,000
Note payable	4,350	4,350		4,350
Accrued interest payable	246	246	246

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,733			1,733

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property. Historical costs of other real estate owned were below fair value estimates at June 30, 2017 and December 31, 2016.

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

The fair value of these off-balance sheet items are based on the discounted cash flows of expected future loan disbursements.

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

NOTE H – INVESTMENT IN LOW INCOME HOUSING

The Bank has a cost method net investment in low income housing projects of $1,597,000 and $1,825,000 as of June 30, 2017 and December 31, 2016, respectively. These investments generated federal income tax credits of $64,000 and $128,000 for the three and six months ended June 30, 2017 and $65,000 and $130,000 for the three and six months ended June 30, 2016. These low income housing projects provide tax benefits for approximately 15 years. These investments are not expected to have any residual value at the end of the tax benefit period and the book value of these investments is reduced by each project’s net operating expense. The net operating expense was $38,000 and $76,000 for the three and six months ended June 30, 2017 and $38,000 and $76,000 for the three and six months ended June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information and Uncertainties Regarding Future Financial Performance.

This discussion of financial results includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended , (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

Our forward looking statements include descriptions of plans or objectives of Management for future operations, products or services, and forecasts of revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” or words of similar meaning, or future or conditional verbs preceded by “will,” “would,” “should,” “could,” or “may.”

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

In June 2016 FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). Measurement of Credit Losses. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. As part of that evaluation, the Company has begun to review historical loss experience and credit risk indicators to determine the potential impact this ASU may have on the Company’s consolidated financial statements.

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

In January 2017, FASB issued ASU 2017-01, Business Combinations, (Topic 805) Clarifying the Definition of a Business. The amendments are intended to provide guidance to companies in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments are effective for annual and interim reporting periods after December 31, 2017. The Company has begun the process to implement this guidance. The guidance, is not, however, expected to have a material impact on the Company’s financial statements.

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification for SEC Staff Announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff expressed their expectations about the extent of disclosures registrant should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, or revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2106-013). In accordance with SAB Topic M, Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The amendments are effective for annual and interim periods after December 31, 2017. The adoption of this ASU in not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topc350). Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value, at the impairment testing date, of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This Update also includes amendments to the Overview and Background Sections of the Codification (as discussed in Part II of the amendments) as part of the Board’s initiative to unify and improve the Overview and Background Sections across Topics and Subtopics. This ASU is effective for fiscal years beginning after December 15, 2019. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May, 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). Scope of Modification Accounting. This update was issued in order to provide clarity regarding accounting for changes to terms and conditions of share-based payment awards. This amendment requires a company to account for the effects of a share based payment award modification unless (i) the fair value of the modified award is the same as the original award; (ii) the vesting of the modified award is the same as the original award; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the original award. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

Net interest income for the three and six months ended June 30, 2017 was $11,432,000 and $22,624,000, respectively. This compares to $10,550,000 and $21,267,000 for the three and six months ended June 30, 2016. Yields on interest earning assets declined 1 and 7 basis points during the three and six months ended June 30, 2017 when compared to the same time periods in 2016. Net interest income is the primary determinant in our ability to generate sustainable earnings.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016.

TABLE 1		NET INTEREST INCOME AND AVERAGE BALANCES
		FNB BANCORP AND SUBSIDIARY
	Three months ended June 30,
	2017			2016
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$830,318	$10,370	5.01%	$740,097	$9,563	5.20%
Taxable securities	220,788	1,267	2.30%	204,236	1,001	1.97%
Nontaxable securities (3)	132,811	967	2.92%	134,932	979	2.92%
Interest on deposits in other financial institutions	7,903	19	0.96%	11,897	22	0.74%
Total interest earning assets	1,191,820	12,623	4.25%	1,091,162	11,565	4.26%

Cash and due from banks	14,884			15,188
Premises	9,505			10,225
Other assets	40,399			39,497
Total noninterest earning assets	64,788			64,910
TOTAL ASSETS	$1,256,608			$1,156,072

Demand, int bearing	$130,195	30	0.09%	$117,844	30	0.10%
Money market	394,364	392	0.40%	435,208	463	0.43%
Savings	88,669	23	0.10%	82,235	21	0.10%
Time deposits	118,431	232	0.79%	122,816	195	0.64%
FHLB advances	97,208	214	0.88%	1,143	1	0.35%
Note payable	4,125	55	5.35%	4,737	56	4.75%
Total interest bearing liabilities	832,992	946	0.46%	763,983	766	0.40%

NONINTEREST BEARING LIABILITIES:
Demand deposits	291,179			266,633
Other liabilities	16,717			16,392
Total noninterest bearing liabilities	307,896			283,025
TOTAL LIABILITIES	1,140,888			1,047,008
Stockholders’ equity	115,720			109,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,256,608			$1,156,072

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$11,677	3.93%		$10,799	3.98%

1)   Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2)   Amounts of interest earned included loan fees of $520,000 and $434,000 for the three months ended June 30, 2017 and 2016, respectively.

3)   Tax equivalent adjustments recorded at the statutory rate of 35% that are included in the nontaxable securities portfolio are $245,000 and $249,000 for the three months ended June 30, 2017 and 2016, respectively, and were derived from nontaxable municipal interest income.

4)   The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Six Months Ended June 30,
	2017			2016
(Dollar amounts in thousands)			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$819,030	$20,443	5.03%	$741,689	$19,434	5.27%
Taxable securities	220,322	2,477	2.27%	202,957	1,979	1.96%
Nontaxable securities (3)	134,259	1,949	2.93%	131,279	1,925	2.95%
Interest on deposits in other financial institutions	6,508	30	0.93%	11,000	31	0.57%
Tot interest earning assets	1,180,119	24,899	4.25%	1,086,925	23,369	4.32%
Cash and due from banks	15,079			15,007
Premises	9,613			10,218
Other assets	40,132			39,133
Tot noninterest earning assets	64,824			64,358
TOTAL ASSETS	$1,244,943			$1,151,283
Demand, int bearing	$126,935	58	0.09%	$113,334	68	0.12%
Money market	397,223	781	0.40%	434,698	986	0.46%
Savings	88,909	46	0.10%	81,854	42	0.10%
Time deposits	116,504	428	0.74%	123,877	396	0.64%
FHLB advances	93,276	360	0.78%	3,929	9	0.46%
Note payable	4,200	108	5.19%	4,813	113	4.72%
Tot interest bearing liabilities	827,047	1,781	0.43%	762,505	1,614	0.43%
Demand deposits	288,381			264,739
Other liabilities	15,964			16,397
Tot noninterest bearing liabilities	304,345			281,136
TOTAL LIABILITIES	1,131,392			1,043,641
Stockholders’ equity	113,551			107,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,244,943			$1,151,283

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$23,118	3.95%		$21,755	4.03%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $909,000 and $1,013,000 for the six months ended June 30, 2017 and 2016, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 35% that are included in the nontaxable securities portfolio are $494,000 and $488,000 for the six months ended June 30, 2017 and 2016, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The preceding Net Interest Income and Average Balances tables show the various components that contributed to changes in net interest income for the three and six months ended June 30, 2017 and 2016. The principal interest earning asset was our loan portfolio, from a volume as well as from an earnings rate perspective. Yields on loans have increased during the three and six months ended June 30, 2017, due primarily to prepayment penalties realized on loans that were repaid prior to maturity and generally rising market interest rates.

For the three and six months ended June 30, 2017, average gross loans outstanding represented 70% and 69% of average earning assets. For the same periods ended in 2016, they represented 68% and 68% of average earning assets.

Our growth in deposits during the three and six months ended June 30, 2017, when compared to the same time periods in 2016, was concentrated in non-interest bearing and interest bearing checking accounts.

Interest earning assets consist primarily of loans that are originated by or purchased by the Bank and investment securities that are purchased from broker dealers. An investment in loans is the Bank’s most valuable earning asset. Deposit liabilities are obtained through the Bank’s branch offices. Demand deposits are the Bank’s most profitable deposit account.

Table 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three Months Ended June 30,
	2017 Compared to 2016
		Variance
	Interest	Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$807	$(382)	$1,189
Taxable securities	266	184	$82
Nontaxable securities	(12)	1	$(13)
Interest on deposits with other financial institutions	(3)	4	(7)
Total	$1,058	$(193)	$1,251

INTEREST BEARING LIABILITIES
NOW accounts	$—	$(3)	$3
Money market	(71)	(28)	$(43)
Savings deposits	2	—	$2
Time deposits	37	44	$(7)
FHLB advances	213	129	$84
Note payable	(1)	6	$(7)
Total	$180	$148	$32
NET INTEREST INCOME	$878	$(341)	$1,219
42

Table 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Six Months Ended June 30,
	2017 Compared to 2016
		Variance
	Interest	Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$1,009	$(995)	$2,004
Taxable securities	498	333	165
Nontaxable securities	24	(18)	42
Interest on time deposits with other financial institutions	(1)	12	(13)
Total	$1,530	$(668)	$2,198

INTEREST BEARING LIABILITIES
NOW accounts	$(10)	$(18)	$8
Money market	(205)	(119)	(86)
Savings deposits	4	—	4
Time deposits	32	56	(24)
FHLB advances	351	147	204
Note payable	(5)	10	(15)
Total	$167	$76	$91
NET INTEREST INCOME	$1,363	$(744)	$2,107
43

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

Table 5	NONINTEREST INCOME
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2017	2016	Amount	Percent
Service charges	$564	$618	$(54)	-8.7%
Net gain on sale of available-for-sale securities	123	57	66	115.8%
Bank-owned life insurance policy earnings	89	105	(16)	-15.2%
Other income	236	256	(20)	-7.8%
Total noninterest income	$1,012	$1,036	$(24)	-2.3%

	Six months
	ended June 30,		Variance
(Dollars in thousands)	2017	2016	Amount	Percent
Service charges	$1,161	$1,239	$(78)	-6.3%
Net gain on sale of available-for-sale securities	151	241	(90)	-37.3%
Bank-owned life insurance policy earnings	191	205	(14)	-6.8%
Other income	519	485	34	7.0%
Total noninterest income	$2,022	$2,170	$(148)	-6.8%

Noninterest income consisted mainly of service charges on deposits and earnings on bank owned life insurance policies. During the three and six months ended June 30, 2017, the Bank sold approximately $13,822,000 and $25,611,000 in investment securities for a pre-tax gain of $123,000 and $151,000, respectively. During the three and six months ended June 30, 2016, the Bank sold approximately $8,699,000 and $20,981,000 in investment securities for a pre-tax gain of $57,000 and $241,000, respectively. All the investment securities held by the Bank are classified as available for sale. Investment portfolio purchases and sales are initiated by management as a part of the ongoing process of managing the Company’s liquidity risk, interest rate risk, market risk, and capital adequacy.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

Table 6	NONINTEREST EXPENSE
	Three months
	ended June 30,		Variance
(Dollar amounts in thousands)	2017	2016	Amount	Percent
Salaries and employee benefits	$4,862	$4,876	$(14)	-0.3%
Occupancy expense	707	617	90	14.6%
Equipment expense	406	438	(32)	-7.3%
Professional fees	408	294	114	38.8%
FDIC assessment	90	150	(60)	n/a
Telephone, postage & supplies	325	306	19	6.2%
Advertising expense	107	183	(76)	-41.5%
Data processing expense	144	140	4	2.9%
Low income housing expenses	123	71	52	n/a
Surety insurance	89	87	2	2.3%
Directors expense	72	72	—	n/a
Other real estate owned expense, net	7	—	7	n/a
Other expense	338	415	(77)	-18.6%
Total noninterest expense	$7,678	$7,649	$29	0.4%

	NONINTEREST EXPENSE
	Six months
	ended June 30,		Variance
(Dollars in thousands)	2017	2016	Amount	Percent
Salaries and employee benefits	$9,636	$9,814	$(178)	-1.8%
Occupancy expense	1,358	1,248	110	8.8%
Equipment expense	808	872	(64)	-7.3%
Professional fees	881	681	200	29.4%
FDIC assessment	220	300	(80)	-26.7%
Telephone, postage & supplies	622	601	21	3.5%
Advertising	215	300	(85)	-28.3%
Data processing expense	283	332	(49)	-14.8%
Low income housing expenses	228	142	86	60.6%
Surety insurance	173	174	(1)	-0.6%
Directors expense	144	144	0	0.0%
Other real estate owned expense (recovery), net	17	(10)	27	-270.0%
Other expense	698	838	(140)	-16.7%
Total noninterest expense	$15,283	$15,436	$(153)	-102.1%

The decreased in salary and employee benefits expenses for the three and six months ended June 30, 2017 were the result of open and unfilled positions that existed in 2017. Data processing expense reductions were related to post acquisition data processing consolidation measures that occurred during the first three and six months of 2016. The decline in other expense is primarily related to a decrease in Regulation E operating losses related to depository customer card based transactions.

Provision for Loan Losses

There was a $140,000 recovery of loan losses during the three and six months ended June 30, 2017 and there was a provision for loan losses of $75,000 and $150,000 for the same time periods in 2016. The allowance for loan losses was $10,177,000 or 1.24% of total gross loans at June 30, 2017, compared to $10,167,000 or 1.28% of total gross loans at December 31, 2016. The overall quality of the loan portfolio improved during the second quarter of 2017, with lower non-accrual and impaired assets which resulted in a $140,000 recovery of loan losses during the first six months of 2017. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2017 was 31.7% and 32.2% compared to 36.6% and 36.1% for the three and six months ended June 30, 2016. Tax preference items which otherwise lowered our effective tax rate below full statutory rates during the second six months of 2017 and 2016 included non-taxable interest income derived from municipal loans and investment securities and available Low Income Housing tax credits. During 2017, the Bank recognized an income tax benefit of $191,000 and $265,000 for the three and six months ended June 30, 2017 related to windfall tax benefits derived from employee and director stock option exercises. These 2017 windfall tax benefits were recorded in the income tax provision due to a change in the Financial Accounting Standards Board’s accounting treatment of the excess tax benefits related to stock option exercises contained in Accounting Standards Update (“ASU”) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share Based payment Accounting. Beginning January 1, 2017, all windfall income tax benefits related to stock option exercises are recorded as a reduction in income tax expense in the period in which the tax benefits occurred. Prior to 2017, these windfall income tax benefits were treated as an increase in additional paid in capital in the equity section of the balance sheet.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at June 30, 2017, are adequate to meet its operating needs in 2017 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,253,661,000 at June 30, 2017 from $1,219,394,000 at December 31, 2016, an increase of $35,000,000. The principal source of this increase was a $6,101,000 increase in cash and due from banks and an increase of $26,023,000 in net loans.

Loans. The loan portfolio breakdown as of June 30, 2017 and December 31, 2016 was as follows:

TABLE 7	LOAN PORTFOLIO
	June 30,		December 31,
(Dollar amounts in thousands)	2017	Percent	2016	Percent
Commercial real estate	$436,286	53%	$421,222	53%
Real estate construction	46,325	6%	43,683	6%
Real estate multi family	104,373	13%	105,963	13%
Real estate-1 to 4 family	166,610	20%	170,523	22%
Commercial & industrial	57,217	7%	48,874	6%
Consumer loans	8,884	—	3,533	—
Gross loans	819,695	100%	793,798	100%
Net deferred loan fees	(1,010)	—	(1,146)	—
Total	$818,685	100%	$792,652	100%

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

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2017, and June 30, 2016, respectively is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Six months ended June 30,
(Dollar amounts in thousands)	2017	2016
Balance, beginning of period	$10,167	$9,970
(Recovery of) provision for loan losses	(140)	150
Recoveries	190	105
Amounts charged off	(40)	(187)
Balance, end of period	$10,177	$10,038
47

During the three and six months ended June 30, 2017, there was a $140,00 recovery of loan losses. During the same periods in 2016, there was a provision was $75,000 and $150,000, respectively. The recovery of loan losses during the three and six months ended June 30, 2017 was the result of improving credit metrics within the loan portfolio as evidenced by declining volumes of impaired loans.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at June 30, 2017. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At June 30, 2017, there was $8,822,000 in nonperforming assets, compared to $8,074,000 at December 31, 2016. Nonaccrual loans were $7,363,000 at June 30, 2017, compared to $6,647,000 at December 31, 2016. There were no loans past due 90 days and still accruing at either date.

There was one property with a net book balance of $1,459,000 in other real estate owned at June 30, 2017, and $1,427,000 at December 31, 2016. Management intends to aggressively market our other real estate owned. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at June 30, 2017, were $1,022,338,000 compared to $1,019,506,000 on December 31, 2016. Of these totals, noninterest-bearing demand deposits were $296,249,000 or 29% of total deposits on June 30, 2017, and $296,273,000 or 29% on December 31, 2016. Time deposits were $124,604,000 on June 30, 2017, and $114,384,000 on December 31, 2016. Total deposits increased/(decreased) primarily due to normal activities from our individual and business account holders.

The following table sets forth the maturity schedule of the time certificates of deposit on June 30, 2017:

TABLE 9

(Dollar amounts in thousands)	Under	$250,000
Maturities	$ 250,000	or more	Total
Three months or less	$12,233	$10,144	$22,377
Over three through six months	11,231	20,874	32,105
Over six through twelve months	18,229	13,281	31,510
Over twelve months	29,026	9,586	38,612
Total	$70,719	$53,885	$124,604

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at June 30, 2017 and December 31, 2016 for the Bank:

TABLE 10				Transitional		Well-capitalized
				Minimum	Minimum	by Regulatory
				Regulatory	Regulatory	Definition
				Requirement	Requirement	Under FDICIA
	At June 30, 2017			Effective	Effective	Effective
Regulatory Capital Ratios	Company	Bank		January 1, 2017	January 1, 2019	January 1, 2017
Leverage Ratio	9.02%	9.18%	>	4.00%	4.00%	5.00%
Common equity Tier 1 Capital Ratio	11.52%	11.73%	>	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.52%	11.73%	>	6.00%	8.50%	8.00%
Total capital ratio	12.58%	12.78%	>	8.00%	10.50%	10.00%

				Transitional		Well-capitalized
				Minimum	Minimum	by Regulatory
				Regulatory	Regulatory	Definition
				Requirement	Requirement	Under FDICIA
	At December 31, 2016			Effective	Effective	Effective
Regulatory Capital Ratios	Company	Bank		January 1, 2017	January 1, 2019	January 1, 2017
Leverage Ratio	9.02%	9.27%	>	4.00%	4.00%	5.00%
Common equity Tier 1 Capital Ratio	11.32%	11.59%	>	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.32%	11.59%	>	6.00%	8.50%	8.00%
Total capital ratio	12.42%	12.68%	>	8.00%	10.50%	10.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of June 30, 2017, liquid assets were $384,095,000, or 31% of total assets. As of December 31, 2016, liquid assets were $376,068,000, or 31% of total assets. Liquidity consists of cash and due from banks, interest earning deposits with financial institutions and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has unsecured federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On June 30, 2017, and December 31, 2016, respectively, net loans were at 79% and 77% of deposits. See the consolidated statements of Cash Flows under Item 1 for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2017 and December 31, 2016, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $183,603,000 and $173,256,000 at June 30, 2017 and December 31, 2016, respectively. As a percentage of net loans, these off-balance sheet items represent 23% and 22% respectively. Management does not expect all commitments outstanding to be funded.

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

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended June 30, 2017. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of June 30, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
50

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
51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

August 4, 2017.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
52