Form 10-Q
period 2017-09-30
FNB BANCORP/CA/
filed 2017-11-03
CIK 1163199

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of September 30, 2017: 7,403,276 shares.

FNB BANCORP AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
(Dollar amounts in thousands)	2017	2016

Cash and due from banks	$23,714	$15,758
Interest-bearing time deposits with financial institutions	230	205
Securities available-for-sale, at fair value	360,301	360,105
Other equity securities	7,567	7,206
Loans, net of allowance for loan losses of $10,250 and $10,167 on September 30, 2017 and December 31, 2016	829,100	782,485
Bank premises, equipment, and leasehold improvements, net	9,417	9,837
Bank owned life insurance, net	16,540	16,247
Accrued interest receivable	4,804	4,942
Other real estate owned, net	1,471	1,427
Goodwill	4,580	4,580
Prepaid expenses	469	856
Other assets	16,421	15,746
Total assets	$1,274,614	$1,219,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand, noninterest bearing	$309,753	$296,273
Demand, interest bearing	122,353	121,086
Savings and money market	482,335	487,763
Time	130,630	114,384
Total deposits	1,045,071	1,019,506

Federal Home Loan Bank advances	85,000	71,000
Note payable	3,900	4,350
Accrued expenses and other liabilities	19,447	14,224
Total liabilities	1,153,418	1,109,080

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 7,403,276 shares at September 30, 2017 and 7,280,122 shares at December 31, 2016	85,309	84,283
Retained earnings	34,655	27,577
Accumulated other comprehensive earnings (loss), net of tax	1,232	(1,546)
Total stockholders’ equity	121,196	110,314
Total liabilities and stockholders’ equity	$1,274,614	$1,219,394

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$10,646	$9,301	$31,089	$28,735
Interest and dividends on taxable securities	1,363	1,065	3,840	3,044
Interest and dividends on tax-exempt securities	722	750	2,177	2,187
Interest on deposits with other financial institutions	54	6	84	37
Total interest income	12,785	11,122	37,190	34,003
Interest expense:
Interest on deposits	737	657	2,050	2,149
Interest on FHLB advances	241	10	601	19
Interest on note payable	54	54	162	167
Total interest expense	1,032	721	2,813	2,335
Net interest income	11,753	10,401	34,377	31,668
(Recovery of) provision for loan losses	—	—	(140)	150
Net interest income after (recovery of) provision for loan losses	11,753	10,401	34,517	31,518
Noninterest income:
Service charges	571	623	1,732	1,862
Gain on sale of available-for-sale securities	59	140	210	381
Earnings on Bank owned life insurance	102	95	293	300
Other income	240	244	759	729
Total noninterest income	972	1,102	2,994	3,272
Noninterest expense:
Salaries and employee benefits	4,824	4,821	14,460	14,635
Occupancy expense	704	645	2,062	1,893
Equipment expense	436	445	1,244	1,317
Professional fees	340	298	1,221	979
FDIC assessment	90	150	310	450
Telephone, postage and supplies	321	300	943	901
Advertising expense	127	104	342	404
Data processing expense	145	147	428	479
Low income housing expense	122	71	350	213
Surety insurance expense	89	88	262	262
Directors expense	72	72	216	216
Other real estate owned - expense (recovery), net	—	—	17	(10)
Other expense	378	372	1,076	1,210
Total noninterest expense	7,648	7,513	22,931	22,949
Earnings before provision for income tax expense	5,077	3,990	14,580	11,841
Provision for income tax expense	1,766	1,546	4,829	4,382
Net earnings	$3,311	$2,444	$9,751	$7,459

Earnings per share data:
Basic	$0.45	$0.34	$1.33	$1.03
Diluted	$0.43	$0.33	$1.29	$1.01
Weighted average shares outstanding:
Basic	7,375	7,264	7,344	7,217
Diluted	7,619	7,429	7,579	7,403

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Net earnings	$3,311	$2,444	$9,751	$7,459
Unrealized holding gain on available-for-sale securities, net of tax expense of $3 and $1,218 for the three and nine months ended September 30, 2017, and net of tax expense of $399 and $2,251 for the three and nine months ended September 30, 2016, respectively	4	574	2,900	3,240
Reclassification adjustment for gains on available-for-sale securities sold, net of tax of $25 and $88 for three and nine months ended September 30, 2017, and $57 and $156 for three and nine months ended September 30, 2016, respectively	(34)	(83)	(122)	(225)
Other comprehensive (loss) earnings	(30)	491	2,778	3,015
Total comprehensive earnings	$3,281	$2,935	$12,529	$10,474

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30,
	2017	2016
Cash flow from operating activities:
Net earnings	$9,751	$7,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,960	2,872
Gain on sale of securities available-for-sale	(210)	(381)
Stock-based compensation expense	311	227
Earnings on bank owned life insurance	(293)	(300)
(Recovery of) provision for loan losses	(140)	150
Excess tax benefit from stock option exercises	(290)	—
(Decrease) increase in net deferred loan fees	(486)	254
Decrease (increase) in accrued interest receivable	138	(33)
Decrease in prepaid expense	387	327
(Increase) decrease in other assets	(385)	658
Increase in accrued expenses and other liabilities	3,257	967
Net cash provided by operating activities	15,000	12,200

Cash flows from investing activities
Purchase of securities available-for-sale	(58,935)	(79,862)
Proceeds from matured/called/sold securities available-for-sale	61,460	53,606
Increased investment in other equity securities	(361)	(458)
(Maturities) investment in time deposits with financial institutions	(25)	1
Net investment in other real estate owned	(44)	(320)
Net increase in loans	(45,989)	(19,064)
Purchases of bank premises, equipment, leasehold improvements	(307)	(512)
Net cash used in investing activities	(44,201)	(46,609)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Nine months ended
	September 30,
	2017	2016
Cash flows from financing activities
Net increase in demand and savings deposits	9,319	29,202
Net increase (decrease) in time deposits	16,246	(8,934)
Increase in FHLB advances	14,000	20,000
Principal reduction on note payable	(450)	(450)
Cash dividends paid on common stock	(2,673)	(1,414)
Proceeds from exercise of stock options	715	1,033
Net cash provided by financing activities	37,157	39,437
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,956	5,028
Cash and cash equivalents at beginning of period	15,758	12,314
Cash and cash equivalents at end of period	$23,714	$17,342

Additional cash flow information:
Interest paid	$2,592	$2,284
Income taxes paid	$5,365	$4,215

Non-cash investing and financing activities:
Accrued dividends	$959	$738
Change in fair value of available-for-sale securities, net of tax effect	$2,778	$3,015

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The amount of stock option compensation expense for stock options outstanding in the quarters ended September 30, 2017 and 2016 was $105,000 and $70,000, respectively. The amount of compensation expense recorded for the nine months ended September 30, 2017 and 2016 was $311,000 and $227,000, respectively.

The intrinsic value for options exercised during the nine months ended September 30, 2017 was $2,693,000. The intrinsic value of options exercisable as of September 30, 2017 was $5,899,911. The intrinsic value for options exercised during the nine months ended September 30, 2016 was $1,151,000. The intrinsic value of options exercisable at September 30, 2016 was $3,994,000. There were no options granted during the nine months ended September 30, 2017 and 2016, respectively.

The amount of total unrecognized compensation expense related to non-vested options at September 30, 2017 was $1,076,000, and the weighted average period over which it will be amortized is 3.3 years.

NOTE C – EARNINGS PER SHARE CALCULATION

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 5% stock dividend became effective during December, 2016 and a 3 for 2 stock split was completed during the second quarter of 2017. All prior per share amounts have been adjusted to reflect the 2016 5% stock dividend and the 3 for 2 stock split that occurred during 2017.

Earnings per share have been computed based on the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(All amounts in thousands)	2017	2016	2017	2016
Net earnings	$3,311	$2,444	$9,751	$7,459

Average number of shares outstanding	7,375	7,264	7,344	7,217
Effect of dilutive options	244	165	235	186
Average number of shares outstanding used to calculate diluted earnings per share	7,619	7,429	7,579	7,403

Anti-dilutive options not included	—	107	92	110

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
September 30, 2017
U.S. Treasury securities	$1,987	$8	$—	$1,995
Obligations of U.S. government agencies	42,279	83	(159)	42,203
Mortgage-backed securities	109,489	687	(1,082)	109,094
Asset-backed securities	3,953	—	(35)	3,918
Obligations of states and political subdivisions	150,440	2,766	(320)	152,886
Corporate debt	50,029	258	(82)	50,205
	$358,177	$3,802	$(1,678)	$360,301
December 31, 2016
U.S. Treasury securities	$977	$10	$—	$987
Obligations of U.S. government agencies	60,773	112	(340)	60,545
Mortgage-backed securities	85,709	397	(1,822)	84,284
Obligations of states and political subdivisions	151,988	1,458	(1,828)	151,618
Corporate debt	63,277	121	(727)	62,671
	$362,724	$2,098	$(4,717)	$360,105
10

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2017 and December 31, 2016, respectively, is as follows:

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2017:
Obligations of U.S. Government agencies	$27,149	$(159)	$1,000	$(1)	$28,149	$(160)
Mortgage-backed securities	37,388	(609)	15,139	(473)	52,527	(1,082)
Asset-backed securities	2,066	(35)	—	—	2,066	(35)
Obligations of states and political subdivisions	12,698	(114)	10,345	(206)	23,043	(320)
Corporate debt	19,635	(68)	2,001	(14)	21,636	(82)
Total	$98,936	$(985)	$28,485	$(694)	$127,421	$(1,679)

		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Obligations of U.S. Government agencies	36,828	(340)	—	—	36,828	(340)
Mortgage-backed securities	67,990	(1,822)	—	—	67,990	(1,822)
Obligations of states and political subdivisions	84,728	(1,828)	—	—	84,728	(1,828)
Corporate debt	41,012	(727)	—	—	41,012	(727)
Total	$230,558	$(4,717)	$—	$—	$230,558	$(4,717)

At September 30, 2017, there were 28 securities in an unrealized loss position for greater than 12 consecutive months. At the same time, there were 83 securities in an unrealized loss position for twelve or less consecutive months. At December 31, 2016, there were no securities in an unrealized loss position for greater than 12 consecutive months, and there were 227 securities in an unrealized loss position for 12 or less consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at September 30, 2017.

The amortized cost and carrying value of available-for-sale debt securities as of September 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2017:

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$15,825	$15,871
Due after one through five years	175,745	177,394
Due after five years through ten years	108,224	109,399
Due after ten years	58,383	57,637
	$358,177	$360,301

For the three months ended September 30, 2017 and 2016, respectively, gross realized gains amounted to $59,000 and $140,000, on gross securities sold or called of $13,478,000 and $14,178,000, respectively. For the nine months ended September 30, 2017 and 2016, respectively, gross realized gains amounted to $210,000 and $381,000, on gross securities sold or called of $24,259,000 and $35,400,000, respectively. For the three and nine months ended September 30, 2017 and 2016, respectively, there were no gross realized losses.

At September 30, 2017, securities with an amortized cost of $117,147,000 and fair value of $117,277,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized at September 30, 2017 and December 31, 2016 as follows:

				Total
	FNB			Balance
	Bancorp			September 30,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2017
Commercial real estate	$380,638	$62,918	$—	$443,556
Real estate construction	49,374	—	—	49,374
Real estate multi-family	95,875	13,521	—	109,396
Real estate 1 to 4 family	159,356	14,644	—	174,000
Commercial & industrial	47,923	3,904	—	51,827
Consumer	11,193	—	—	11,193
Gross loans	744,359	94,987	—	839,346
Net deferred loan costs	4	—	—	4
Allowance for loan losses	(10,250)	—	—	(10,250)
Net loans	$734,113	$94,987	$—	$829,100

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

		Recorded Investment in Loans at September 30, 2017
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Loans:
Ending balance	$443,556	$49,374	$109,396	$174,000	$51,827	$11,193	$839,346

Ending balance:
Individually evaluated for impairment	$7,976	$816	$870	$3,079	$901	$—	$13,642

Ending balance:
Collectively evaluated for impairment	$435,580	$48,558	$108,526	$170,921	$50,926	$11,193	$825,704

	Recorded Investment in Loans at December 31, 2016
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	family	4 family	& industrial	Consumer	Total

Loans:
Ending balance	$421,222	$43,683	$105,963	$170,523	$48,874	$3,533	$793,798

Ending balance:
Individually evaluated for impairment	$10,023	$843	$—	$3,530	$1,065	$—	$15,461

Ending balance:
Collectively evaluated for impairment	$411,199	$42,840	$105,963	$166,993	$47,809	$3,533	$778,337

	Recorded Investment in Loans at September 30, 2016
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Loans:
Ending balance	$404,964	$38,163	$83,944	$173,441	$50,871	$1,630	$753,013

Ending balance:
Individually evaluated for impairment	$10,214	$2,072	$—	$3,620	$1,236	$—	$17,142

Ending balance:
Collectively evaluated for impairment	$394,750	$36,091	$83,944	$169,821	$49,635	$1,630	$735,871

The following table provides information pertaining to impaired loans originated and PNCI loans for the three months ended September 30, 2017 and 2016, respectively.

	Impaired Loans
	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
(All amounts in thousands)	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

With no related allowance recorded:

Commercial real estate	$5,277	$18	$8,449	$95
Real estate construction	412	—	2,090	—
Real estate multi-family	870	—	—	—
Residential - 1 to 4 family	231	—	834	—
Commercial & industrial	117	1	316	6
Total	6,907	19	11,689	101

With an allowance recorded:

Commercial real estate	$3,279	$19	$1,664	$17
Real estate construction	608	14	—	—
Residential - 1 to 4 family	2,724	18	3,019	13
Commercial & industrial	843	—	1,087	—
Total	7,454	51	5,770	30

Total:

Commercial real estate	$8,556	$37	$10,113	$112
Real estate construction	1,020	14	2,090	—
Real estate multi-family	870	—	—	—
Residential - 1 to 4 family	2,955	18	3,853	13
Commercial & industrial	960	1	1,403	6
Grand total	14,361	70	17,459	131

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the nine months ended September 30, 2017, the year ended December 31, 2016, and the nine months ended September 30, 2016.

Impaired Loans
As of and for the nine months ended September 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Commercial real estate	$2,888	$2,888	$—	$7,695	$57
Real estate construction	—	—	—	833	22
Real estate multi-family	870	870	—	874	12
Residential - 1 to 4 family	462	462	—	776	21
Commercial and industrial	116	116	—	119	4
Total	4,336	4,336	—	10,297	116

With an allowance recorded

Commercial real estate	$5,088	$5,341	$20	$1,489	$41
Real estate construction	816	1,012	6	400	24
Residential - 1 to 4 family	2,617	2,617	354	2,835	28
Commercial and industrial	785	785	77	857	—
Total	9,306	9,755	457	5,581	93

Total

Commercial real estate	$7,976	$8,229	$20	$9,184	$98
Real estate construction	816	1,012	6	1,233	46
Real estate multi-family	870	870	—	874	12
Residential - 1 to 4 family	3,079	3,079	354	3,611	49
Commercial and industrial	901	901	77	976	4
Grand total	$13,642	$14,091	$457	$15,878	$209

Impaired Loans
As of and for the year ended December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,516	$9,026	$—	$9,730	$716
Real estate construction	843	843	—	857	53
Residential- 1 to 4 family	678	678	—	685	—
Commercial and industrial	120	120	—	322	25
Total	10,157	10,667	—	11,594	794

With an allowance recorded
Commercial real estate	$1,507	$1,507	$50	$1,528	$89
Residential- 1 to 4 family	2,852	2,852	442	3,202	157
Commercial and industrial	945	945	96	1,240	1
Total	5,304	5,304	588	5,970	247

Total
Commercial real estate	$10,023	$10,533	$50	$11,258	$805
Real estate construction	843	843	—	857	53
Residential- 1 to 4 family	3,530	3,530	442	3,887	157
Commercial and industrial	1,065	1,065	96	1,562	26
Grand total	$15,461	$15,971	$588	$17,564	$1,041

Impaired Loans

As of and for the nine months ended September 30, 2016

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,554	$9,676	$—	$8,637	$520
Real estate construction	2,072	2,259	—	2,118	104
Residential- 1 to 4 family	605	605	—	303	21
Commercial and industrial	116	116	—	320	20
Total	11,347	12,656	—	11,378	665

With an allowance recorded
Commercial real estate	$1,660	$1,660	$72	$1,675	$68
Residential- 1 to 4 family	3,015	2,618	453	3,032	80
Commercial and industrial	1,120	1,326	101	1,107	4
Total	5,795	5,604	626	5,814	152

Total
Commercial real estate	$10,214	$11,336	$72	$10,312	$588
Real estate construction	2,072	2,259	—	2,118	104
Residential- 1 to 4 family	3,620	3,223	453	3,335	101
Commercial and industrial	1,236	1,442	101	1,427	24
Grand total	$17,142	$18,260	$626	$17,192	$817

Nonaccrual loans totaled $6,933,000 and $6,647,000 as of September 30, 2017 and December 31, 2016, respectively. Impaired loans not on nonaccrual are loans that have been restructured and are performing under modified loan agreements, and where principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have not been determined to be fully collectible.

	Loans on Nonaccrual Status as of
	September 30,	December 31,
(Dollar amounts in thousands)	2017	2016

Commercial real estate	$5,607	$5,553
Real estate 1 to 4 family	541	149
Commercial and industrial	785	945
Total	$6,933	$6,647

Interest income on impaired loans of $70,000, $279,000 and $1,041,000 was recognized for cash payments received during the three and nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. Interest income on impaired loans recognized for cash payments received for the three and nine months ended September 30, 2016 was $131,000 and $817,000.

The amount of interest on impaired loans not collected for the three and nine months ended September 30, 2017 was $178,000 and $586,000 and for the three and nine months ended September 30, 2016 was $164,000 and $440,000, respectively. The cumulative amount of unpaid interest on impaired loans was $869,000 and $3,973,000 at September 30, 2017 and December 31, 2016. The cumulative amount of unpaid interest on impaired loans as of September 30, 2016 was $3,844,000.

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(dollars in thousands)	September 30, 2017			December 31, 2016
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$3,483	$4,406	$7,889	$4,466	$4,494	$8,960
Real estate 1 to 4 family	2,293	1,331	3,624	3,381	—	3,381
Commercial & industrial	117	785	902	120	902	1,022
Total	$5,893	$6,522	$12,415	$7,967	$5,396	$13,363

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

There were no commitments for additional funding of troubled debt restructured loans as of September 30, 2017. There were no payment defaults during the three and nine month periods ended September 30, 2017 and 2016 that were related to receivables modified as TDRs in the last twelve months. There were no TDRs entered into during the three and nine months ended September 30, 2017 and 2016.

Allowance for Credit Losses
For the Three Months Ended September 30, 2017
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,903	$538	$362	$1,536	$629	$209	$10,177
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	—	—	11	60	—	73
Provision	149	75	9	(184)	(140)	91	—
Ending balance	$7,054	613	371	1,363	$549	$300	$10,250

Ending balance individually evaluated for impairment	$20	$6	$—	$354	$77	$—	$457
Ending balance: collectively evaluated for impairment	$7,034	$607	$371	$1,009	$472	$300	$9,793

Allowance for Credit Losses
For the Nine Months Ended September 30, 2017
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,392	$617	$389	$2,082	$650	$37	$10,167
Charge-offs	—	—	—	—	(38)	(1)	(39)
Recoveries	6	—	—	167	89	—	262
Provision	656	(4)	(18)	(886)	(152)	264	(140)
Ending balance	$7,054	$613	$371	$1,363	$549	$300	$10,250

Ending balance: individually evaluated for impairment	$20	$6	$—	$354	$77	$—	$457
Ending balance: collectively evaluated for impairment	$7,034	$607	$371	$1,009	$472	$300	$9,793
22

Allowance for Credit Losses
For the Twelve Months Ended December 31, 2016
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(36)	(164)	(18)	(218)
Recoveries	8	—	—	53	204	—	265
Provision	325	28	146	(111)	(243)	5	150
Ending balance	$6,392	617	$389	$2,082	$650	$37	$10,167

Ending balance: individually evaluated for impairment	$50	$—	$—	$442	$96	$—	$588
Ending balance: collectively evaluated for impairment	$6,342	$617	$389	$1,640	$554	$37	$9,579

Allowance for Credit Losses
For the Three Months Ended September 30, 2016
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,206	$404	$335	$2,261	$799	$33	$10,038
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	2	—	—	23	37	—	62
Provision	(63)	138	(3)	(77)	(47)	52	—
Ending balance	$6,145	$542	$332	$2,207	$789	$77	$10,092

Ending balance: individually evaluated for impairment	$72	$—	$—	$453	$101	$—	$626
Ending balance: collectively evaluated for impairment	$6,073	$542	$332	$1,754	$688	$77	$9,466
23

Allowance for Credit Losses
For the Nine Months Ended September 30, 2016
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total
Allowance for credit losses
Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(12)	(165)	(18)	(195)
Recoveries	6	—	—	42	119	—	167
Provision	80	(46)	89	1	(19)	45	150
Ending balance	$6,145	$543	$332	$2,207	$788	$77	$10,092

Ending balance: individually evaluated for impairment	$72	$—	$—	$453	$101	$—	$626
Ending balance: collectively evaluated for impairment	$6,073	$543	$332	$1,754	$687	$77	$9,466

Age Analysis of Past Due Loans
As of September 30, 2017
	30-59	60-89
	Days	Days	Over	Total
(Dollar amounts in thousands)	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$—	$401	$—	$401	$380,237	$380,638
Real estate construction	400	—	—	400	48,974	49,374
Real estate multi family	—	—	870	870	95,005	95,875
Real estate-1 to 4 family	109	—	785	894	158,463	159,357
Commercial and industrial	200	45	785	1,030	46,893	47,923
Consumer	93	—	—	93	11,100	11,193
	$802	$446	$2,440	$3,688	$740,672	$744,360

Purchased
Not credit impaired
Commercial real estate	$—	$87	$3,757	$3,844	$59,074	$62,918
Real estate multi-family	—	—	—	—	13,521	13,521
Real estate-1 to 4 family	—	—	—	—	14,644	14,644
Commercial and industrial	—	—	—	—	3,903	3,903
Total	$—	$87	$3,757	$3,844	$91,142	$94,986
24

Age Analysis of Past Due Loans
As of December 31, 2016
	30-59	60-89
	Days	Days	Over	Total
(Dollar amounts in thousands)	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$835	$2	$—	$837	$350,424	$351,261
Real estate construction	645	—	—	645	43,038	43,683
Real estate multi family	—	—	—	—	90,763	90,763
Real estate 1 to 4 family	1,365	61	74	1,500	152,343	153,843
Commercial & industrial	241	—	945	1,186	38,954	40,140
Consumer	—	—	—	—	3,533	3,533
Total	$3,086	$63	$1,019	$4,168	$679,055	$683,223

Purchased
Not credit impaired
Commercial real estate	$1,869	$1,909	$550	4,328	$64,408	$68,736
Real estate multi-family	—	—	—	—	15,200	15,200
Real estate 1 to 4 family	—	—	75	75	16,605	16,680
Commercial & industrial	285	—	—	285	8,449	8,734
Total	$2,154	$1,909	$625	$4,688	$104,662	$109,350

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,225	$1,225

At September 30, 2017 and December 31, 2016, there were no loans that were 90 days of more past due where interest was still accruing.

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

	Credit Quality Indicators
	As of September 30, 2017
(Dollar amounts in thousands)		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$378,009	$—	$2,629	$—	$380,638
Real estate construction	48,558	—	816	—	49,374
Real estate multi-family	95,875	—	—	—	95,875
Real estate-1 to 4 family	158,816	—	541	—	159,357
Commercial and industrial	47,610	—	313	—	47,923
Consumer loans	11,193	—	—	—	11,193
Totals	$740,061	$—	$4,299	$—	$744,360

Purchased
Not credit impaired
Commercial real estate	$55,762	$878	$6,278	$—	$62,918
Real estate construction	—	—	—	—	—
Real estate multi-family	13,521	—	—	—	13,521
Real estate-1 to 4 family	14,644	—	—	—	14,644
Commercial and industrial	3,903	—	—	—	3,903
Total	$87,830	$878	$6,278	$—	$94,986

Credit impaired
Commercial real estate					$—
Total					$—
26

	Credit Quality Indicators
	As of December 31, 2016
(Dollar amounts in thousands)		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$348,785	$902	$1,574	$—	$351,261
Real estate construction	42,840	—	843	—	43,683
Real estate multi-family	90,763	—	—	—	90,763
Real estate 1 to 4 family	153,769	—	74	—	153,843
Commercial & industrial	39,752	—	384	4	40,140
Consumer loans	3,533	—	—	—	3,533
Totals	$679,442	$902	$2,875	$4	$683,223

Purchased
Not credit impaired
Commercial real estate	$61,705	$—	$7,031	$—	$68,736
Real estate multi-family	15,200	—	—	—	15,200
Real estate 1 to 4 family	16,605	—	75	—	16,680
Commercial & industrial	8,644	—	90	—	8,734
Total	$102,154	$—	$7,196	$—	$109,350

Purchased
Credit impaired
Commercial real estate					$1,225
Total					$1,225

NOTE F - BORROWINGS

Federal Funds Purchased

The Bank had unsecured lines of credit for overnight borrowings totaling $30.0 million with other financial institutions as of September 30, 2017 and December 31, 2016. Federal funds purchased are generally structured to mature the following business day. The Bank is required to have a depository relationship with the financial institutions that have provided the Bank lines of credit as of September 30, 2017 and December 31, 2016. There were no advances outstanding against these lines of credit as of September 30, 2017 or December 31, 2016.

Federal Reserve Bank

The Bank had lines of credit totaling $38,385,000 and $54,000,000 as of September 30, 2017 and December 31, 2016, respectively. Federal Reserve Bank loans generally are structured to mature the following business day. There were no advances outstanding against this line of credit as of September 30, 2017 or December 31, 2016.

Federal Home Loan Bank Borrowings

The bank had lines of credit totaling $495,497,000 and $452,318,000 as of September 30, 2017 and December 31, 2016. Amounts outstanding consist of individual drawdown transactions that have fixed rates of interest and stated maturity dates. There are prepayment penalties that would apply if the borrowings were repaid prior to their maturity date. Federal Home Loan Bank Borrowings outstanding for the periods presented are as follows:

	As of September 30, 2017			As of December 31, 2016
	Maturity	Interest	Amount	Maturity	Interest	Amount
(Dollar amounts in thousands)	Date	Rate	Outstanding	Date	Rate	Outstanding
FHLB Overnight Advance		—	$—	01/03/17	0.61%	$10,000
FHLB Term Advance		—	—	01/05/17	0.55%	7,000
FHLB Term Advance	10/02/17	1.19%	10,000	01/09/17	0.49%	7,000
FHLB Term Advance	10/16/17	1.18%	15,000	01/27/17	0.63%	11,000
FHLB Term Advance	10/27/17	1.19%	20,000	01/30/17	0.63%	6,000
FHLB Term Advance	10/30/17	1.18%	20,000	01/30/17	0.61%	10,000
FHLB Term Advance	11/28/17	1.19%	20,000	02/28/17	0.67%	20,000
Totals			$85,000			$71,000

Corporate loan

On March 27, 2014, FNB Bancorp received funding under a $6,000,000 term loan credit facility. This loan carries a variable rate of interest that fluctuates on a monthly basis. The interest rate is based on the 3 month LIBOR rate plus 4%. Payments of $50,000 in principal plus accrued interest are payable monthly. The maturity date on this credit facility is March 26, 2019. On the maturity date, all outstanding principal plus accrued interest shall become due and payable. FNB Bancorp has pledged its stock ownership in First National Bank of Northern California as collateral for the loan subject to the terms and conditions contained in the Loan Agreement and the Pledge and Security Agreement. FNB Bancorp retains the right to prepay this debt at any time upon not less than 7 days’ prior written notice to Lender. The proceeds from this loan were contributed to the Bank as an additional capital contribution. This capital contribution qualified as Tier 1 capital for the Bank under regulatory capital guidelines. The balance outstanding under this loan agreement was $3,900,000 as of September 30, 2017. At the maturity date of March 26, 2019, the expected remaining principal amount outstanding of $3,000,000 will become due and payable.

NOTE G – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy and recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first nine months of 2017 and 2016 there were no transfers of assets or liabilities between hierarchy levels.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
		at September 30, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	9/30/2017	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$1,995	$1,995	$—	$—
Obligations of U.S. Government agencies	42,203	—	42,203	—
Mortgage-backed securities	109,094	—	109,094	—
Asset-backed securities	3,918	—	3,918	—
Obligations of states and political subdivisions	152,886	—	152,886	—
Corporate debt	50,205	—	50,205	—
Total assets measured at fair value	$360,301	$1,995	$358,306	$—

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

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
		at September 30, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	9/30/2017	(Level 1)	(Level 2)	(Level 3)
Impaired assets:
Commercial and industrial loans	$785	$—	$—	$785
Real estate multi-family loans	870	—	—	870
Real estate 1 to 4 family loans	462	—	—	462
Other real estate owned	1,459	—	—	1,459
Total impaired assets measured at fair value	$3,576	$—	$—	$3,576

		Fair Value Measurements
		at December 31, 2016, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(Dollar amounts in thousands)	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired assets:
Commercial and industrial loans	$815	$—	$—	$815
Residential-1 to 4 family loans	67	—	—	67
Other real estate owned	1,427	—	—	1,427
Total impaired assets measured at fair value	$2,309	$—	$—	$2,309

The following table provides summary information on the estimated fair value of financial instruments at September 30, 2017:

	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,714	$23,714	$23,714
Interest-bearing time deposits with financial institutions	230	230		$230
Securities available for sale	360,301	360,301	1,995	358,306
Loans	829,100	814,209			$814,209
Other equity securities	7,567	7,567			7,567
Accrued interest receivable	4,804	4,804	4,804

Financial liabilities:

Deposits	1,045,071	1,044,523	914,441	130,082
Federal Home Loan Bank advances	85,000	85,000		85,000
Note payable	3,900	4,050		4,050
Accrued interest payable	457	457	457

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,877			1,877

The carrying amount of loans includes $6,933,000 of nonaccrual loans (loans that are not accruing interest) as of September 30, 2017. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property. Historical costs of other real estate owned were below fair value estimates at September 30, 2017 and December 31, 2016.

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

NOTE H – INVESTMENT IN LOW INCOME HOUSING

The Bank has a cost method net investment in low income housing projects of $1,475,000 and $1,825,000 as of September 30, 2017 and December 31, 2016, respectively. These investments generated federal income tax credits of $65,000 and $196,000 for the three and nine months ended September 30, 2017 and 2016. These low income housing projects provide tax benefits for approximately 15 years. These investments are not expected to have any residual value at the end of the tax benefit period and the book value of these investments is reduced by each project’s net operating expense. The net operating expense was $122,000 and $350,000 for the three and nine months ended September 30, 2017 and $71,000 and $213,000 for the three and nine months ended September 30, 2016.

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

In July, 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260);Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815); (Part I) Accounting for Certain Financial Instruments with Down Round Features, (PartII) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update was issued in order to provide additional clarity related to accounting for certain financial instruments that have characteristics of both liabilities and equity. In particular, this update addresses freestanding and embedded financial instruments with down round features and whether they should be treated as a liability or equity instrument. Part II of the Update addresses the accounting and disclosure requirements of mandatorily redeemable financial instruments. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In August, 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update was issued in order to improve the financial reporting of hedging relationships and to portray the economic results of an entity’s risk management activities in a manner that is easier to understand. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Earnings Analysis

Net interest income for the three and nine months ended September 30, 2017 was $11,753,000 and $34,377,000, respectively. This compares to $10,401,000 and $31,668,000 for the three and nine months ended September 30, 2016. Yields on interest earning assets increased by 18 and 1 basis points during the three and nine months ended September 30, 2017 when compared to the same time periods in 2016. Net interest income is the primary determinant in our ability to generate sustainable earnings.

The following table presents an analysis of net interest income and average earning assets and liabilities for the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Three months ended September 30,
	2017			2016
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$820,497	$10,646	5.15%	$740,218	$9,301	5.00%
Taxable securities	231,042	1,363	2.34%	209,758	1,065	2.02%
Nontaxable securities (3)	131,213	964	2.91%	141,879	996	2.79%
Interest on deposits in other financial institutions	15,804	54	1.36%	3,494	6	0.68%
Total interest earning assets	1,198,556	13,027	4.31%	1,095,349	11,368	4.13%

Cash and due from banks	14,546			18,115
Premises	9,375			10,015
Other assets	42,387			35,650
Total noninterest earning assets	66,308			63,780
TOTAL ASSETS	$1,264,864			$1,159,129

Demand, int bearing	$123,099	30	0.10%	$111,679	28	0.10%
Money market	400,355	399	0.40%	418,517	370	0.35%
Savings	87,735	23	0.10%	85,553	95	0.44%
Time deposits	127,490	285	0.89%	117,672	164	0.55%
FHLB advances	81,206	241	1.18%	9,953	10	0.40%
Note payable	3,975	54	5.39%	4,425	54	4.85%
Total interest bearing liabilities	823,860	1,032	0.50%	747,799	721	0.38%
NONINTEREST BEARING LIABILITIES:
Demand deposits	303,427			281,120
Other liabilities	18,242			17,762
Total noninterest bearing liabilities	321,669			298,882
TOTAL LIABILITIES	1,145,529			1,046,681
Stockholders’ equity	119,334			112,448

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,264,863			$1,159,129

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$11,995	3.97%		$10,647	3.87%
1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $426,000 and $369,000 for the three months ended September 30, 2017 and 2016, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 35% that are included in the nontaxable securities portfolio are $242,000 and $246,000 for the three months ended September 30, 2017 and 2016, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

TABLE 2	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY

	Nine months ended September 30,
	2017			2016
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$819,519	31,089	5.07%	$741,180	$28,735	5.18%
Taxable securities	223,895	3,840	2.29%	205,935	3,044	1.97%
Nontaxable securities (3)	133,244	2,913	2.92%	134,129	2,909	2.90%
Interest on deposits in other financial institutions	9,607	84	1.17%	8,498	37	0.58%
Tot interest earning assets	1,186,265	37,926	4.27%	1,089,742	34,725	4.26%

Cash and due from banks	14,901			14,928
Premises	9,533			10,150
Other assets	40,884			39,069
Tot noninterest earning assets	65,318			64,147
TOTAL ASSETS	$1,251,583			$1,153,889

Demand, int bearing	$125,656	87	0.09%	$112,793	96	0.11%
Money market	398,267	1,181	0.40%	429,272	1,356	0.42%
Savings	88,518	69	0.10%	83,089	137	0.22%
Time deposits	120,166	713	0.79%	121,796	560	0.61%
FHLB advances	89,253	601	0.90%	5,927	19	0.43%
Note payable	4,125	162	5.25%	4,725	167	4.72%
Tot interest bearing liabilities	825,985	2,813	0.46%	757,602	2,335	0.41%

Demand deposits	293,396			270,221
Other liabilities	16,723			16,855
Tot noninterest bearing liabilities	310,119			287,076

TOTAL LIABILITIES	1,136,104			1,044,678
Stockholders’ equity	115,479			109,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,251,583			$1,153,889

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$35,113	3.96%		$32,390	3.97%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

2) Amounts of interest earned included loan fees of $1,334,000 and $1,382,000 for the nine months ended September 30, 2017 and 2016, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 35% that are included in the nontaxable securities portfolio are $736,000 and $722,000 for the nine months ended September 30, 2017 and 2016, respectively, and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The preceding Net Interest Income and Average Balances tables show the various components that contributed to changes in net interest income for the three and nine months ended September 30, 2017 and 2016. The principal interest earning asset was our loan portfolio, from a volume as well as from an earnings rate perspective. Yields on loans have increased during the three months ended September 30, 2017, due primarily to prepayment penalties realized on loans that were repaid prior to maturity and generally rising market interest rates during the third quarter of 2017. Yields on loans have decreased during the nine months ended September 30, 2017, due primarily to general declines in available loan interest rates in the five to ten year maturity range during 2016 and the first nine months of 2017.

For the three and nine months ended September 30, 2017, average gross loans outstanding represented 68% and 69% of average earning assets. For the same periods ended in 2016, they represented 68% and 68% of average earning assets.

Our growth in deposits during the three and nine months ended September 30, 2017, when compared to the same time periods in 2016, was concentrated in non-interest bearing and interest bearing checking accounts.

Interest earning assets consist primarily of loans that are originated by or purchased by the Bank and investment securities that are purchased from broker dealers. An investment in loans is the Bank’s most valuable earning asset. Deposit liabilities are obtained through the Bank’s branch offices. Demand deposits are the Bank’s most profitable deposit account.

TABLE 3	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three months ended September 30,
	2017 compared to 2016
		Variance
	Interest	Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$1,345	$317	$1,028
Taxable securities	298	189	$109
Nontaxable securities	(32)	41	$(73)
Interest on deposits with other financial institutions	48	27	21
Total	$1,659	$574	$1,085

INTEREST BEARING LIABILITIES
NOW accounts	$2	$(1)	$3
Money market	29	45	$(16)
Savings deposits	(72)	(74)	$2
Time deposits	121	107	$14
FHLB advances	231	160	$71
Note payable	—	5	$(5)
Total	$311	$242	$69
NET INTEREST INCOME	$1,348	$332	$1,219

TABLE 4	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Nine months ended September 30,
	2017 compared to 2016
		Variance
	Interest	Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$2,354	$(676)	$3,030
Taxable securities	796	533	263
Nontaxable securities	4	25	(21)
Interest on time deposits with other financial institutions	47	42	5
Total	$3,201	$(76)	$3,277

INTEREST BEARING LIABILITIES
NOW accounts	$(9)	$(20)	$11
Money market	(175)	(76)	(99)
Savings deposits	(68)	(77)	9
Time deposits	153	161	(8)
FHLB advances	582	315	267
Note payable	(5)	16	(21)
Total	$478	$319	$159
NET INTEREST INCOME	$2,723	$(395)	$3,118

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 5	NONINTEREST INCOME
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2017	2016	Amount	Percent
Service charges	$571	$623	$(52)	-8.3%
Net gain on sale of available-for-sale securities	59	140	(81)	-57.9%
Bank-owned life insurance policy earnings	102	95	7	7.4%
Other income	240	244	(4)	-1.6%
Total noninterest income	$972	$1,102	$(130)	-11.8%

	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2017	2016	Amount	Percent
Service charges	$1,732	$1,862	$(130)	-7.0%
Net gain on sale of available-for-sale securities	210	381	(171)	-44.9%
Bank-owned life insurance policy earnings	293	300	(7)	-2.3%
Other income	759	729	30	4.1%
Total noninterest income	$2,994	$3,272	$(278)	-8.5%

Noninterest income consisted mainly of service charges on deposits and earnings on bank owned life insurance policies. During the three and nine months ended September 30, 2017, the Bank sold approximately $13,478,000 and $39,089,000 in investment securities for a pre-tax gain of $59,000 and $140,000, respectively. During the three and nine months ended September 30, 2016, the Bank sold approximately $14,038,000 and $35,400,000 in investment securities for a pre-tax gain of $140,000 and $381,000, respectively. All the investment securities held by the Bank are classified as available for sale. Investment portfolio purchases and sales are initiated by management as a part of the ongoing process of managing the Company’s liquidity risk, interest rate risk, market risk, and capital adequacy. The decline in the service charge income for the three and nine months ended September 30, 2017 compared to the same period in 2016 is primarily related to a reduction in NSF fees.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 6	NONINTEREST EXPENSE
	Three months
	ended September 30,		Variance
(Dollar amounts in thousands)	2017	2016	Amount	Percent
Salaries and employee benefits	$4,824	$4,821	$3	0.1%
Occupancy expense	704	645	59	9.1%
Equipment expense	436	445	(9)	-2.0%
Professional fees	340	298	42	14.1%
FDIC assessment	90	150	(60)	-40.0%
Telephone, postage and supplies	321	300	21	7.0%
Advertising expense	127	104	23	22.1%
Data processing expense	145	147	(2)	-1.4%
Low income housing expenses	122	71	51	71.8%
Surety insurance expense	89	88	1	1.1%
Directors expense	72	72	—	n/a
Other expense	378	372	6	1.6%
Total noninterest expense	$7,648	$7,513	$135	1.8%

	NONINTEREST EXPENSE
	Nine months
	ended September 30,		Variance
(Dollars in thousands)	2017	2016	Amount	Percent
Salaries and employee benefits	$14,460	$14,635	$(175)	-1.2%
Occupancy expense	2,062	1,893	169	8.9%
Equipment expense	1,244	1,317	(73)	-5.5%
Professional fees	1,221	979	242	24.7%
FDIC assessment	310	450	(140)	-31.1%
Telephone, postage & supplies	943	901	42	4.7%
Advertising expense	342	404	(62)	-15.3%
Data processing expense	428	479	(51)	-10.6%
Low income housing expense	350	213	137	64.3%
Surety insurance expense	262	262	—	n/a
Directors expense	216	216	—	n/a
Other real estate owned expense (recovery), net	17	(10)	27	-270.0%
Other expense	1,076	1,210	(134)	-11.1%
Total noninterest expense	$22,931	$22,949	$(18)	-102.1%

The decrease in salary and employee benefits expenses for the nine months ended September 30, 2017 were the result of open and unfilled positions that existed in 2017. Data processing expense reductions were related to post acquisition data processing consolidation measures that occurred during the three and nine months ended September 30, 2016. The increase in professional fees during 2017 is due primarily to software upgrades and implementation projects and computer network and data security systems improvements. The increase during the three months ended September 30, 2017 and the decline during the nine months ended September 30, 2017 in other expense is primarily related to the variance in Regulation E operating losses pertaining to depository customer card based transactions during these time periods.

Provision for Loan Losses

There was a $0 and $140,000 recovery of loan losses during the three and nine months ended September 30, 2017 and there was a provision for loan losses of $0 and $150,000 for the same time periods in 2016. The allowance for loan losses was $10,250,000 or 1.22% of total gross loans at September 30, 2017, compared to $10,167,000 or 1.28% of total gross loans at December 31, 2016. The overall quality of the loan portfolio improved during the third quarter of 2017, with lower non-accrual and impaired assets which resulted in a $140,000 recovery of loan losses during the first nine months of 2017. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2017 was 34.8% and 33.1% compared to 38.8% and 37.0% for the three and six months ended September 30, 2016. Tax preference items which otherwise lowered our effective tax rate below full statutory rates during the three and nine months ended September 30, 2017 and 2016 included non-taxable interest income derived from municipal loans and investment securities and available Low Income Housing tax credits. During 2017, the Bank recognized an income tax benefit of $25,000 and $290,000 for the three and nine months ended September 30, 2017 related to windfall tax benefits derived from employee and director stock option exercises. These 2017 windfall tax benefits were recorded in the income tax provision due to a change in the Financial Accounting Standards Board’s accounting treatment of the excess tax benefits related to stock option exercises contained in Accounting Standards Update (“ASU”) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share Based payment Accounting. Beginning January 1, 2017, all windfall income tax benefits related to stock option exercises are recorded as a reduction in income tax expense in the period in which the tax benefits occurred. Prior to 2017, these windfall income tax benefits were treated as an increase in additional paid in capital in the equity section of the balance sheet.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at September 30, 2017, are adequate to meet its operating needs in 2017 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets increased to $1,274,614,000 at September 30, 2017 from $1,219,394,000 at December 31, 2016, an increase of $55,220,000. The principal source of this increase was a $7,956,000 increase in cash and due from banks and an increase of $46,615,000 in net loans.

Loans. The loan portfolio breakdown as of September 30, 2017 and December 31, 2016 was as follows:

TABLE 7	LOAN PORTFOLIO

	September 30,		December 31,
(Dollar amounts in thousands)	2017	Percent	2016	Percent
Commercial real estate	$443,556	53%	$421,222	53%
Real estate construction	49,374	6%	43,683	6%
Real estate multi family	109,396	13%	105,963	13%
Real estate-1 to 4 family	174,000	21%	170,523	22%
Commercial & industrial	51,827	6%	48,874	6%
Consumer loans	11,193	1%	3,533	—
Gross loans	839,346	100%	793,798	100%
Net deferred loan costs (fees)	4	—	(1,146)	—
Total	$839,350	100%	$792,652	100%

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

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2017 and 2016, respectively, is as follows:

TABLE 8	ALLOWANCE FOR LOAN LOSSES
	Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016
Balance, beginning of period	$10,167	$9,970
(Recovery of) provision for loan losses	(140)	150
Recoveries	262	167
Amounts charged off	(39)	(195)
Balance, end of period	$10,250	$10,092

During the three and nine months ended September 30, 2017, there was a $0 and $140,000 recovery of loan losses, respectively. During the same periods in 2016, there was a provision was $0 and $150,000, respectively. The recovery of loan losses during the nine months ended September 30, 2017 was the result of improving credit metrics within the loan portfolio.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at September 30, 2017. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by a number of factors, and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance, and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At September 30, 2017, there was $8,404,000 in nonperforming assets, compared to $8,074,000 at December 31, 2016. Nonaccrual loans were $6,933,000 at September 30, 2017, compared to $6,647,000 at December 31, 2016. There were no loans past due 90 days and still accruing at either date.

There was one property with a net book balance of $1,471,000 in other real estate owned at September 30, 2017, and $1,427,000 at December 31, 2016. Management intends to aggressively market our other real estate owned. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted.

Deposits. Total deposits at September 30, 2017, were $1,045,071 compared to $1,019,506 on December 31, 2016. Of these totals, noninterest-bearing demand deposits were $309,753,000 or 30% of total deposits on September 30, 2017, and $296,273,000 or 29% on December 31, 2016. Time deposits were $130,630,000 on September 30, 2017, and $114,384,000 on December 31, 2016. Total deposits increased/(decreased) primarily due to normal activities from our individual and business account holders.

The following table sets forth the maturity schedule of the time certificates of deposit on September 30, 2017:

TABLE 9

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$13,490	$21,387	$34,877
Over three through six months	12,744	7,883	20,627
Over six through twelve months	18,619	11,650	30,269
Over twelve months	29,012	15,845	44,857
Total	$73,865	$56,765	$130,630

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at September 30, 2017 and December 31, 2016 for the Company and the Bank:

TABLE 10				Transitional		Well-capitalized
				Minimum	Minimum	by Regulatory
				Regulatory	Regulatory	Definition
				Requirement	Requirement	Under FDICIA
	At September 30, 2017			Effective	Effective	Effective
Regulatory Capital Ratios	Company	Bank		January 1, 2017	January 1, 2019	January 1, 2017
Leverage Ratio	9.16%	9.32%	≥	4.00%	4.00%	5.00%
Common equity Tier 1 Capital Ratio	11.58%	11.78%	≥	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.58%	11.78%	≥	6.00%	8.50%	8.00%
Total capital ratio	12.63%	12.83%	≥	8.00%	10.50%	10.00%

				Transitional		Well-capitalized
				Minimum	Minimum	by Regulatory
				Regulatory	Regulatory	Definition
				Requirement	Requirement	Under FDICIA
	At December 31, 2016			Effective	Effective	Effective
Regulatory Capital Ratios	Company	Bank		January 1, 2017	January 1, 2019	January 1, 2017
Leverage Ratio	9.02%	9.27%	≥	4.00%	4.00%	5.00%
Common equity Tier 1 Capital Ratio	11.32%	11.59%	≥	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.32%	11.59%	≥	6.00%	8.50%	8.00%
Total capital ratio	12.42%	12.68%	≥	8.00%	10.50%	10.00%

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of September 30, 2017, liquid assets were $384,245,000, or 30% of total assets. As of December 31, 2016, liquid assets were $376,068,000, or 31% of total assets. Liquidity consists of cash and due from banks, interest earning deposits with financial institutions and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has unsecured federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On September 30, 2017, and December 31, 2016, respectively, net loans were at 79% and 77% of deposits. See the consolidated statements of Cash Flows under Item 1 for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2017 and December 31, 2016, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $174,667,000 and $173,256,000 at September 30, 2017 and December 31, 2016, respectively. As a percentage of net loans, these off-balance sheet items represent 21% and 22% respectively. Management does not expect all commitments outstanding to be funded.

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

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended September 30, 2017. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of September 30, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Exhibits

31.1: Rule 13a-14(a)/15d-14(a) Certifications

31.2: Rule 13a-14(a)/15d-14(a) Certifications

32: Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FNB BANCORP
(Registrant)
Dated:

November 3, 2017.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)
54