Form 10-K
period 2017-12-31
FNB BANCORP/CA/
filed 2018-03-14
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP

(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 588-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:	Common Stock, no par value

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

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

No par value Common Stock – 7,459,847 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2018 annual meeting of shareholders.

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

Recent Development – Proposed Merger with TriCo Bancshares

As announced by the Company on December 11, 2017 and reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2017 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated December 11, 2017 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, First National Bank of Northern California, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9800 shares of TriCo common stock for each share of Company common stock, providing the Company shareholders with aggregate ownership on a pro forma basis of approximately 24% of the common stock of the combined company. Holders of the Company’s outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The merger is expected to qualify as a tax-free exchange for shareholders who receive shares of TriCo common stock. The transactions contemplated by the Merger Agreement are expected to close in the second or third quarter of 2018, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. For additional information, reference should be made to the text of the Agreement and Plan of Merger and Reorganization, filed as an exhibit to the Current Report, and to other information regarding TriCo and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

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

The Bank offers a broad range of services to individuals and businesses in its primary service area, including a full line of business financial products and specialized services such as courier, appointment banking and business internet banking. The Bank offers personal and business checking and savings account, including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer capabilities, IRA accounts, time certificates of deposit, direct deposit services and computer cash management with access through the internet. The Bank also makes available commercial loans and standby letters of credit, construction loans, accounts receivable financing, inventory financing, automobile loans, home improvement loans, residential real estate loans, commercial loans and lines of credit, commercial real estate loans and lines of credit, Small Business Administration loans, equipment financing, leasehold improvement financing and consumer loans and lines of credit. In addition, the Bank sells cashier’s checks, offers automated teller machine (ATM) services that are tied in with statewide and national payment networks and offers other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial and non-profit businesses, professionals and individuals. As of December 31, 2017, the Bank had a total of 20,986 deposit accounts. The Bank has obtained some deposits through brokers for which it pays a broker fee. As of December 31, 2017, the Bank had $264,000 in such deposits.

Employees

At December 31, 2017, the Company employed 167 persons on a full time equivalent basis. The Company believes its employee relations are good. The Company is not a party to any collective bargaining agreement.

Market Area

The Bank’s market area consists primarily of the counties of San Francisco, San Mateo and Santa Clara. Based on latest available reports from the U. S. Department of Commerce Bureau of Economic Analysis, per capita incomes in the counties of San Francisco, San Mateo and Santa Clara for the year 2016 were $110,418, $105,721 and $88,920, respectively.

Management believes per capita income levels grew at single digit growth rates during the year ended December 31, 2017, based upon expected economic activity levels and overall employment prospects. Unemployment data published by the California Employment Development Department reported unemployment levels in December 2017 of 2.3% in San Francisco County, 2.0% in San Mateo County, 2.6% in Santa Clara County, and 5.0% for the State of California. The unemployment levels in San Francisco County were 2.8%, in San Mateo County they were 2.8%, in Santa Clara County they were 3.4% and for the State of California, 5.0% in December 2016. In December 2015, San Francisco County unemployment was 3.3%, San Mateo County was 3.1%, Santa Clara County was 3.7% and the State of California was 5.8%.

A report from the California Employment Development Department (“EDD”), based on information published by America’s Labor Market Information System (ALMIS) Employer Database 2018 1st Edition, lists the following major employers in San Francisco County: Bechtel, California Pacific Medical Center, Deloitte, Ernst & Young, Federal Reserve Bank, Golden Gate University, Kaiser Permanente Medical Center, Laguna Honda Hospital & Rehabilitation Center, Pacific Gas & Electric, San Francisco Chronicle, San Francisco State University, UCSF-Medical Center, U.S. Veterans Medical Center and University of California-San Francisco.

The following were listed as major employers in San Mateo County: Electronic Arts, Inc., Facebook, Inc., Fisher Investments, Franklin Templeton Investments, Genentech, Inc., Gilead Sciences, Kaiser Permanente Medical Group, Mills-Peninsula Medical Center, Oracle Corp., San Francisco International Airport, San Mateo County Behavior, SRI International, U. S. Interior Department, and Visa International Services Association. The major labor force in San Francisco County and San Mateo County is represented by the service industries, including financial services, educational and health services, professional and business services, leisure and hospitality, biotech, technology and state government.

The following were listed as major employers in Santa Clara County: Adobe Systems, Inc., Advanced Micro Devices, Inc., Apple Inc., Applied Materials, Avaya, Inc., Christopher Ranch, Inc., Cisco Systems Inc., E Bay Inc., Great America Pavilion, Hewlett-Packard Co., Intel Corp, Lockheed Martin Space Systems, Microsoft Corp, NASA, Net App Inc, Prime Materials, SAP Center at San Jose, Silicon Valley Sports & Entertainment, Stanford University School of Medicine and VA Medical Center-Palo Alto.

At December 31, 2017, the Company had total assets of $1,265,238,000, net loans of $829,766,000, deposits of $1,050,295,000 and stockholders’ equity of $119,280,000. The Company competes with approximately 120 other banking or savings institutions in its San Francisco, San Mateo and Santa Clara County service area. The Company’s market share of Federal Deposit Insurance Corporation insured deposits in the service area of Santa Clara County is less than 0.03%; of San Mateo County is approximately 2.13%, and 0.08% in the San Francisco County market area (based upon the most recent information available from the Federal Deposit Insurance Corporation through June 30, 2017). See “Competitive Data” below.

Competition

General Competitive Factors. In order to compete with the financial institutions in their primary service areas, community banks use the flexibility that has come to define independent community banking. This includes an emphasis on service, local promotional activity and extensive use of the personal contacts of the employees, officers and directors of the Bank. The Bank’s management and employees have developed thorough a knowledge of local businesses and markets.

Community banks also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields. These services include loans for equipment, furniture and tools used in the operation and expansion of their businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions.

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

The interest rate differentials of a bank, and therefore its earnings, are affected not only by general economic conditions, but also by statutes, as implemented by federal and state agencies. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve banks.

These activities influence growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

Competitive Data. In its market area, the Bank competes for deposit and loan customers with other banks (including those with much greater resources), thrifts and credit unions, finance companies and other financial service providers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns, along with significant investment banking, trust and insurance operations.

For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with other insured financial institutions, retaining the portion of such loans which are within its legal lending limits. As of December 31, 2017, the Bank’s aggregate legal lending limit to a single borrower and such borrower’s related business interests were $19,129,000 on an unsecured basis and $31,882,000 on a fully secured basis, computed based on the Bank’s December 31, 2017 Total Risk-Based Capital of $127,528,000. The Bank’s business is concentrated in its service area, which primarily encompasses San Mateo County and Santa Clara County and the City and County of San Francisco. The economy of the Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller, service-oriented businesses.

Based upon the most recent information made available by the FDIC Summary of Deposits at June 30, 2017, there were 29 commercial and savings banking institutions in San Mateo County with a total of $38,477,689,000 in deposits. The Bank had a total of 8 offices in San Mateo County with total deposits of $817,835,000 at the same date. There were 45 banking and savings institutions in the City and County of San Francisco with a total of $212,299,667,000 in deposits. The Bank had a total of 4 offices in the City and County of San Francisco with total deposits of $167,319,000. There were 45 commercial and savings banking institutions in Santa Clara County with a total of $134,865,696,000 in deposits. The Bank had one office in Santa Clara County with total deposits of $39,209,000.

Website Information

The Company and the Bank maintain an Internet website at http://www.fnbnorcal.com which allows access to the Company’s financial reports that have been filed with the SEC. The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on or through such website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Also filed and made available through the SEC’s website located at http://www.sec.gov are the Form 8-K and Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than 10 percent of the outstanding shares of such stock. Information on the Company’s website is not incorporated by reference into this report.

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

The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. FNB Bancorp has registered its common stock under Section 12 (g) of the Securities Exchange Act of 1934, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports required to be filed with the Securities and Exchange Commission. The common stock of the Company is traded on the Nasdaq Global Select Market under the trading symbol, “FNBG.”

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

Transition for New Ratios and Capital Definitions for Community Banks

			2019 and
Years (as of Jan. 1)	2017	2018	Thereafter
Minimum CET1 ratio	4.500%	4.500%	4.500%
Capital Conservation buffer	1.250%	1.875%	2.500%
CET1 plus capital conservation buffer	5.750%	6.375%	7.000%
Phase-in of deduction from CET1 *	80.000%	100.000%	100.000%
Minimum Tier 1 capital	6.000%	6.000%	6.000%
Minimum Tier 1 capital plus capped conservation buffer	7.250%	7.875%	8.500%
Minimum total capital	8.000%	8.000%	8.000%
Minimum total capital plus conservation buffer	9.250%	9.875%	10.500%

* Including threshold deduction items that are over the limits

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework, described below in “Prompt Corrective Action,” which are designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes took effect beginning January 1, 2015 and require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. In order to qualify as “adequately capitalized,” institutions must have (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. See also the additional requirements of the prompt corrective action framework discussed below in “Prompt Corrective Action.”

Management believes that the Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, based upon its capital position at December 31, 2017. See “Capital” under “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” set forth in Item 7 below and Note 19 “Regulatory Matters” in the “Financial Statements and Supplementary Data” set forth in Item 8 below.

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

FDIC Insurance

The Federal Deposit Insurance Corporation (“FDIC”) is an independent federal agency that insures deposits of federally insured banks (such as the Bank) and savings institutions up to prescribed limits through the Deposit Insurance Fund (“DIF”). All depository accounts of the Bank are covered by FDIC insurance up to established maximum limits (currently $250,000 per separately insured depositor). The amount of FDIC assessments paid by each DIF member institution for insurance coverage is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. In 2011, as required by the Dodd-Frank Act, the FDIC revised the assessment rates and the deposit insurance assessment base used to calculate premiums paid to DIF. The amount of FDIC assessments paid by each DIF member institution for insurance coverage is now based on an average/total assets less average tangible equity, defined as Tier 1 capital and an institution’s risk profile as measured by regulatory capital ratios and other supervisory factors, with assessments ranging from 2.5 to 9 basis points for institutions in the lowest risk category to 30 to 45 basis points for those in the highest risk category.

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

Certain surveillance provisions of the Patriot Act expired on June 1, 2015 but were renewed the next day by the passage of the USA Freedom Act on June 2, 2015 and extended through 2019. However, the provision under which the National Security Agency (“NSA”) conducted mass phone data collection on individuals was changed to require the NSA to seek permission from a federal court in order to obtain such data from phone companies.

The effects which the Patriot Act and any amendments to the Patriot Act or any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), legislation designed to address certain issues of corporate governance and accountability. Among other matters, key provisions of Sarbanes-Oxley and rules promulgated by the Securities and Exchange Commission pursuant to Sarbanes-Oxley include enhancement of financial disclosures and related certification requirements, rules related to audit committees, auditor independence, ethics requirements, securities trading prohibitions, securities reporting requirements, and securities listing requirements. The Company’s common stock is traded on the Nasdaq Global Select Market and therefore is required to comply with the Nasdaq listing standards in addition to the rules promulgated by the Securities and Exchange Commission pursuant to Sarbanes-Oxley. The effect of Sarbanes-Oxley on the Company is uncertain; however, the Company has incurred, and it is anticipated that it will continue to incur costs to comply with Sarbanes-Oxley and the rules and regulations promulgated pursuant to Sarbanes-Oxley by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company on the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with Sarbanes-Oxley and such rules and regulations will have a material effect upon its financial position or results of its operations or its cash flows.

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than established regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Company has no trust preferred securities outstanding. The Dodd-Frank Act requires capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.
•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
•	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services.
•	The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.
•	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts until December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.
14

•	Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions were also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Enhanced Lending Limitations. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Debit Card Interchange Fees. The Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.
•	Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.
•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter were prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.
•	Compensation Practices. The Dodd-Frank Act provided that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution.
•	Corporate Governance. The Dodd-Frank Act has enhanced corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.
15

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

Tax Cuts and Jobs Act

On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act ( the “Act”), which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, the Company has concluded that this Act caused a reduction in the net deferred tax asset of the Company of $3 million, as of December 31, 2017, due to the revaluation of the Company’s net timing differences at the lower statutory income tax rate. The estimated fourth quarter of 2017 earnings impact was $(0.39) per average diluted share outstanding.

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

Geographic Concentration. All of the banking offices of the Company are located in the Northern California Counties of San Mateo, Santa Clara and San Francisco. The Company and the Bank conduct business primarily in the San Francisco Bay Area. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this area, in addition to statewide economic conditions. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations.

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

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. FDIC insurance assessments are uncertain and increased premiums may adversely affect the Company’s earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. A deterioration in economic conditions would increase expectations for bank failures. In such event, the FDIC would be expected to take control of failed banks and guarantee payment of deposits up to applicable insured limits from the Deposit Insurance Fund. Insurance premium assessments to insured financial institutions may then increase as necessary to maintain adequate funding of the Deposit Insurance Fund. Thus, a deterioration in economic conditions may cause losses which require premium increases to replenish the Deposit Insurance Fund and such increases could adversely impact the Bank’s earnings.

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

Commercial Loans. As of December 31, 2017, approximately 7% of our loan portfolio consisted of commercial business loans, which could have a higher degree of risk than other types of loans. Commercial lending is dependent on borrowers making payments on their loans and lines of credit in accordance with the terms of their notes. Worsening economic conditions could make it difficult for many commercial borrowers to make their required loan payments. This credit risk is increased when there is a concentration of principal in a limited number of loans and borrowers, the mobility of collateral, and the increased difficulty of evaluating and monitoring these types of loans. The availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

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

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on the performance of our real estate loan portfolio. At December 31, 2017, real estate secured loans (including construction loans) served as the principal source of collateral and represented approximately 92% of the Company’s loan portfolio. Within the real estate secured loan portfolio, commercial real estate loans represent 59%, 1 to 4 single family residential loans represent 22%, multi-family residential loans represent 14% and construction loans represent 5% of the total.

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

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell. The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with property ownership, including legal expenses, personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and environmental related liabilities discussed below. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2017 and 2016, our OREO net book value totaled $3,300,000 and $1,427,000, respectively. For additional information, see “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and footnotes 7 and 23 to the Company’s 2017 Consolidated Financial Statements in Item 8, herein. One property that was acquired through foreclosure and subsequently sold is subject to contractual performance obligations related to toxic soil and water quality remediation. See “Environmental Related Liabilities” and “Contracts with Performance Obligations” below.

Environmental Related Liabilities. In the ordinary course of our business, we may foreclose and take title to real estate and could become subject to environmental related liabilities with respect to these properties. We may be held liable to a government entity or third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigations or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we could become subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business prospects, financial condition, liquidity, results of operations and stock price could be materially and adversely affected. See “Contracts with Performance Obligation” below.

Contracts with Performance Obligations. The Company utilizes purchase and sale contracts when entering into the purchase or sale of certain assets. Such a contract may contain performance obligations that are imbedded in the terms and conditions of the contract. These performance obligations may require the Company to perform a service or services where the ultimate cost and the length of time required to perform the service or services cannot be predicted with certainty. When these circumstances exist, the Company is required to review all the facts and circumstances related to its performance obligations and use sound business judgement in the quantification of the cost of these performance obligations. On July 12, 2011, we foreclosed on a commercial real estate property that was known to have soil and ground water contamination. Since acquiring title to the property, the property has been held as OREO and the Company has conducted remediation efforts, with the guidance of an environmental consultant and others, in the pursuit of a final remediation plan acceptable to the San Francisco Bay Regional Water Quality Control Board (the “Water Board”). The Company entered into a contract to sell the property to an unrelated third party on February 22, 2018. The sale transaction was completed using a purchase and sale contract that included Company performance obligations. Under the terms of the contract, the buyer of the property obtained title to the property, including the legal right to lease revenue being generated by the property, and the Company agreed to perform certain remediation activities and to continue work with the Water Board toward the objective of obtaining a mutually acceptable final remediation plan for the property. The Company remains responsible for additional remediation costs, assuming further remediation becomes necessary, and could be liable to governmental entities or third parties for future investigation and clean-up costs or other expenses, which could be substantial. The Company has established a contingent liability reserve for this purpose based on future expected cost estimates provided to the Company by its soil engineering and consulting company consultant. If the actual liabilities, costs and expenses related to these obligations are determined to be substantially in excess of the reserve established by the Company, these excess costs could potentially have an adverse material effect on the business prospects, financial condition, liquidity, results of operations and stock price of the Company. See additional information under “Nonperforming Assets” in Item 7 of this report and in footnotes 7 and 23 of the Company’s Consolidated Financial Statements in Item 8 of this report.

Limited Trading in our Common Stock and Dilution. The common stock of the Company is listed on the Nasdaq Global Select Market under the trading symbol “FNBG”; however, our trading volume is less than that of larger financial institutions.

We are not restricted from issuing additional shares of common stock, or securities that are convertible into or exchangeable for or that represent the right to receive common stock, including stock options. The issuance of substantial amounts of the Company’s newly issued common stock in the public market could be substantially dilutive to shareholders of our common stock and could adversely affect the market price of the Company’s common stock. The Articles of Incorporation of the Company authorize the issuance of 10,000,000 shares of common stock, of which 7,442,279 were issued and outstanding at December 31, 2017. Pursuant to its 1997, 2002 and 2008 Stock Option Plans, at December 31, 2017, there were outstanding options to purchase a total of 455,291 shares of common stock. As of December 31, 2017, no additional stock option grants can be issued as per the terms of the Merger Agreement signed with TriCo on December 11, 2017.

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

Cybersecurity Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system or cybersecurity failures and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations. Additionally, the Company is dependent on network and computer systems. If these systems and their back-up systems were to fail or were breached, the Company could be adversely affected. The company cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information or security, including as a result of a cybersecurity breach. The bank regulatory agencies have recently emphasized cybersecurity as a critical challenge facing the financial services industry in light of the frequency and sophistication of cyber attacks. The Company and the Bank will continue to enhance their information security programs consistent with regulatory requirements, including reliance on the services of various vendors who provide data processing and communications services to the financial services industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of its vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers.

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

At December 31, 2017, the Bank held $6.0 million of common stock in the FHLB of San Francisco. Should the FHLB of San Francisco fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have limited value.

At December 31, 2017, the Bank maintained a line of credit with the FHLB of San Francisco with a maximum borrowing capacity of $509,371,400 of which $433,861,400 was available. Advances under the line of credit are secured by a blanket collateral agreement, a pledge of our FHLB common stock and certain other qualifying collateral, such as commercial and mortgage loans. The Bank is highly dependent on the FHLB of San Francisco as the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of San Francisco or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.

Tax Changes. The Tax Cuts and Jobs Act enacted on December 22, 2017 has had, and is expected to continue to have, far-reaching and significant effects on the Company, our customers and the U.S. economy. The Act lowered the corporate federal statutory tax rate and eliminated or limited certain federal corporate deductions. It is too early to evaluate all of the potential consequences of the Act but such consequences could include lower commercial customer borrowings, either due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate or the utilization by businesses in certain sectors of alternative non-debt financing and/or early retirement of existing debt. Further, there can be no assurance that any benefits realized by us as a result of the reduction in the corporate federal statutory tax rate will ultimately result in increased net income, whether due to decreased loan yields as a result of competition or to other factors. Uncertainty also exists related to the response of state and other taxing jurisdictions to the Act. Federal income tax treatment of corporations may be further clarified and modified by other legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely impact our business and operations.

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

The Bank leases premises at 130 Battery Street, San Francisco, CA, 94000, for its Battery Street Branch Office. The lease has been renewed with the maturity extended to February 28, 2023. The location consists of approximately 13,000 square feet, consisting of ground floor, mezzanine and lower level.

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

As of December 31, 2017, the Bank’s net investment in premises and equipment totaled $9,322,000. See Note 9 to the Company’s Consolidated Financial Statements in Item 8 below.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on the Nasdaq Global Select Market, with trades quoted under the trading symbol, “FNBG.” There is limited trading in the shares of the common stock of the Company. As of December 31, 2017, the Company had approximately 900 shareholders of common stock of record.

The following table summarizes the range of high and low bid information reported on the Nasdaq Global Select Market (since April 13, 2017) and on the OTCQB marketplace during the periods indicated of which management has knowledge, including the per share cash dividends declared for the periods indicated. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All information has been adjusted to reflect all stock dividends and the 3 for 2 stock split that occurred in May 2017.

	Closing Price of FNB Bancorp		Cash
	Common Stock		Dividends
2016	High	Low	Declared (1)
First Quarter	$19.52	$18.42	$0.10
Second Quarter	18.50	17.97	0.10
Third Quarter	19.37	17.78	0.10
Fourth Quarter	22.67	19.08	0.11

2017
First Quarter	$24.50	$21.73	$0.11
Second Quarter	30.00	27.37	0.12
Third Quarter	34.14	27.10	0.13
Fourth Quarter	38.62	32.54	0.13

(1) See “Dividends” (following “FDIC Insurance”) in Item 1 (above), for a description of the limitations applicable to the payment of dividends by the Company.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company’s Common Stock with the cumulative total return of the KBW Bank Index and the Russell 2000 Index as of the end of each of the last five fiscal years.

The graph assumes that $100.00 was invested on December 31, 2012 in the Company’s Common Stock and each index, and that all dividends were reinvested. Returns have been adjusted for any stock dividends and stock splits declared by the Company. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
FNB Bancorp	100.00	158.49	164.93	188.46	213.29	358.66
Russell 2000	100.00	130.95	144.63	142.50	157.34	187.01
KBW Bank Index	100.00	135.06	144.81	142.51	179.00	208.09
24

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Dollar amounts in thousands, except	At and for the years ended December 31,
per share amounts and ratios	2017	2016	2015	2014	2013
STATEMENT OF EARNINGS DATA
Total interest income	$50,218	$45,513	$39,282	$36,859	$37,389
Total interest expense	3,871	3,069	2,597	2,093	2,395
Net interest income	46,347	42,444	36,685	34,766	34,994
(Recovery) provision for loan losses	(360)	150	(305)	(1,020)	1,385
Net interest income after (recovery) provision for loan losses	46,707	42,294	36,990	35,786	33,609
Total noninterest income	3,860	4,595	4,496	6,589	4,183
Total noninterest expenses	30,549	30,692	29,925	27,868	29,028
Earnings before provision for income taxes	20,018	16,197	11,561	14,507	8,764
Provision for income taxes	9,307	5,696	3,364	5,098	1,325
Net earnings	10,711	10,501	8,197	9,409	7,439
Dividends and discount accretion on preferred stock	—	—	—	170	567
Net earnings available to common stockholders	10,711	10,501	$8,197	$9,239	$6,872
PER SHARE DATA - see note (1)
Net earnings per share:
Basic	$1.46	$1.45	$1.15	$1.32	$1.01
Diluted	$1.41	$1.42	$1.12	$1.28	$0.98
Cash dividends per share	$0.61	$0.61	$0.33	$0.27	$0.07
Weighted average shares outstanding:
Basic	7,361,000	7,233,000	7,113,000	6,999,000	6,834,000
Diluted	7,607,000	7,417,000	7,314,000	7,221,000	6,987,000
Shares outstanding at period end	7,442,000	7,280,000	7,159,500	7,044,000	6,907,500
Book value per common share	$16.03	$15.15	$14.55	$13.78	$13.64

Investment securities	355,857	360,105	329,207	264,881	263,988
Net loans	829,766	782,485	722,747	583,715	552,343
Allowance for loan losses	10,171	10,167	9,970	9,700	9,879
Total assets	1,265,238	1,219,394	1,124,349	917,164	891,930
Total deposits	1,050,295	1,019,506	983,189	792,194	773,615
Stockholders’ equity	119,280	110,314	104,162	97,088	94,249
SELECTED PERFORMANCE DATA
Return on average assets (2)	0.85%	1.02%	0.81%	1.02%	0.76%
Return on average equity (2)	8.86%	10.88%	8.15%	10.16%	7.38%
Net interest margin	3.97%	3.92%	4.06%	4.21%	4.31%
Average loans as a percentage of average deposits	79.69%	73.41%	70.74%	72.83%	70.09%
Average total stockholders’ equity as a percentage of average total assets	9.61%	9.44%	9.96%	10.09%	10.31%
Common dividend payout ratio	33.46%	27.52%	29.85%	19.27%	21.13%
SELECTED ASSET QUALITY RATIOS
Net loan (recoveries) charge-offs/ total loans	-0.04%	0.01%	0.08%	-0.14%	0.11%
Allowance for loan losses/Total Loans	1.21%	1.28%	1.36%	1.63%	1.76%
CAPITAL RATIOS (3)
Total Regulatory Capital Ratio	12.61%	12.42%	12.76%	14.60%	14.30%
Tier 1 Capital Ratio	11.57%	11.32%	11.54%	13.34%	13.05%
Leverage Ratio	9.09%	9.02%	8.64%	10.30%	9.81%
Common Equity Tier 1 Capital Ratio	11.57%	11.32%	11.54%	N/A	N/A

(1) Per share data has been adjusted for stock dividends and stock splits.

(2) Calculated using net earnings available to common shareholders.

(3) Ratios are for the Company, which are substantially same as the Bank regulatory capital ratios.

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

Recent Accounting Pronouncements

Information pertaining to Recent Accounting Pronouncements is included in Note 1 of the Notes to the Company’s Consolidated Financial Statements in Item 8 below.

Recent Development – Proposed Merger with TriCo Bancshares

As announced by the Company on December 11, 2017 and reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2017 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated December 11, 2017 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, First National Bank of Northern California, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9800 shares of TriCo common stock for each share of Company common stock, providing the Company shareholders with aggregate ownership on a pro forma basis of approximately 24% of the common stock of the combined company. Holders of the Company’s outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The merger is expected to qualify as a tax-free exchange for shareholders who receive shares of TriCo common stock. The transactions contemplated by the Merger Agreement are expected to close in the second or third quarter of 2018, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. For additional information, reference should be made to the text of the Agreement and Plan of Merger and Reorganization, filed as an exhibit to the Current Report, and to other information regarding TriCo and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

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

Net interest income totaled $46,347,000, $42,444,000 and $36,685,000 in 2017, 2016 and 2015, respectively. Total interest income was $50,218,000, $45,513,000 and $39,282,000 for 2017, 2016, and 2015, respectively. Most of the interest earning assets are tied to the prime lending rate, which did not change during all of 2015 and the first eleven months of 2016 when the rate was 3.25%. The rate was raised 25 basis points on December 14, 2017, June 15, 2017, March 16, 2017, December 15, 2016 and December 17, 2015. These increases in the prime lending rate were loosely connected with short term interest rate changes initiated by the Federal Open Market Committee of the Federal Reserve Bank. Total nonaccrual loans were $1,940,000 and $6,647,000 as of December 31, 2017 and 2016, respectively. Payments received for loans on nonaccrual status, where principal is believed to be fully collectible, are credited to interest income when they are received. Average interest earning assets were $1,192,081 in 2017 compared to $1,099,192 in 2016, an increase of $92,889,000. Average interest earning assets were $923,700,000 in 2015. The principal earning assets were loans. Loan growth in 2017 and 2016 was obtained through the existing operating facilities of the Company. Interest expense totaled $3,871,000, $3,069,000 and $2,597,000 for 2017, 2016 and 2015, respectively. During 2017, the Bank increased their deposit rates slightly, as the interest rates that were available in the general marketplace rose. We also maintained FHLB advances throughout 2017. The cost of the FHLB advances increased 52 basis points during 2017 and decreased 16 basis points in 2016 compared to 2015. Time deposit interest rates increased 22 basis points in 2017 compared to 2016 and increased 10 basis points in 2016 compared to 2015. The Bank slowly raised the interest rates paid on our time deposits during 2017.

TABLE 1	Net Interest Income and Average Balances
	2017			2016			2015
(Dollar amounts in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$823,333	$41,956	5.10%	$746,829	$38,313	5.13%	$629,814	$33,235	5.28%
Taxable securities	224,600	5,209	2.32%	209,257	4,213	2.01%	188,286	3,554	1.89%
Nontaxable securities (3)	133,467	3,653	2.74%	135,412	3,916	2.89%	103,611	3,272	3.16%
Interest on deposits-other financial institutions	10,681	126	1.18%	7,694	44	0.57%	1,989	39	1.96%
Total interest earning assets	1,192,081	50,944	4.27%	1,099,192	46,486	4.23%	923,700	40,100	4.34%

Cash and due from banks	15,168	92,889		15,041			44,774
Premises and equipment	9,500			10,086			10,557
Other assets	41,087			39,135			31,404
Total noninterest earning assets	65,755			64,262			86,735
TOTAL ASSETS	$1,257,836			$1,163,454			$1,010,435

Deposits:
Demand, interest bearing	$124,267	$121	0.10%	$113,121	$123	0.11%	$92,267	104	0.11%
Money market	395,960	1,559	0.39%	424,981	1,824	0.43%	368,858	1,589	0.43%
Savings	88,249	91	0.10%	84,229	88	0.10%	75,861	77	0.10%
Time deposits	123,971	1,036	0.84%	120,115	745	0.62%	112,414	589	0.52%
Federal Home Loan Bank advances	86,603	850	0.98%	14,497	67	0.46%	1,452	9	0.62%
Note payable	4,050	214	5.28%	4,663	222	4.76%	5,263	229	4.35%
Total interest bearing liabilities	823,100	3,871	0.47%	761,606	3,069	0.40%	656,115	2,597	0.40%

NONINTEREST BEARING LIABILITIES:
Demand deposits	300,670			274,952			240,969
Other liabilities	17,252			17,042			12,730
Total noninterest bearing liabilities	317,922			291,994			253,699
TOTAL LIABILITIES	1,141,022			1,053,600			909,814
Stockholders’ equity	116,814			109,854			100,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,257,836			$1,163,454			$1,010,435

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$47,073	3.95%		$43,417	3.95%		$37,503	4.06%

(1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance and full collection is considered probable.

(2) Amounts of interest earned include loan fees of $1,856,000, $1,844,000 and $1,514,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(3) Tax equivalent adjustments recorded at the statutory rate of 35% that are included in the nontaxable securities portfolio are $726,000, $973,000, and $818,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were derived from nontaxable municipal interest income.

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

TABLE 2	Rate/Volume Variance Analysis

(Dollar amounts in thousands)	Year Ended December 31
	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) (2)			Increase (decrease) (2)
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume
INTEREST EARNING ASSETS:

Loans	$3,643	$(280)	$3,923	$5,078	$(925)	$6,003
Taxable securities	996	687	309	659	263	396
Nontaxable securities (1), (3)	(263)	(207)	(56)	644	(360)	1,004
Deposits with other financial institutions	82	65	17	5	(107)	112
Total	$4,458	$265	$4,193	$6,386	$(1,129)	$7,515

INTEREST BEARING LIABILITIES:

Demand deposits	$(2)	$(14)	$12	$19	$(5)	$24
Money market	(265)	(151)	(114)	235	(6)	241
Savings deposits	3	(1)	4	11	2	9
Time deposits	291	267	24	156	116	40
Federal Home Loan Bank advances	783	450	333	58	(23)	81
Interest on note payable	(8)	21	(29)	(7)	19	(26)
Total	802	572	230	472	103	369
NET INTEREST INCOME	$3,656	$(307)	$3,963	$5,914	$(1,232)	$7,146

(1) Nontaxable securities in this Table are shown on a tax equivalent basis.

(2) Increases (decreases) shown are in relation to their effect on net interest income.

(3) Tax equivalent adjustments recorded at the statutory rate of 35% that are included in the nontaxable portfolio are $726,000, $973,000 and $818,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were derived from nontaxable municipal interest income.

There were no fed funds sold in 2017 and 2016 and nominal amounts of federal funds sold in 2015. Yields on deposits at other financial institutions averaged 1.18%, 0.57% and 1.96% in 2017, 2016 and 2015, respectively. On the interest expense side, the interest rate increase in Time Deposits and FHLB advances during 2017 was due to increases in short term market interest rate increases that occurred due to actions taken by the Federal Open Market Committee of the Federal Reserve Bank.

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

Loans outstanding (net of deferred loan fees and allowance for loan losses) increased by $47,281,000 to $829,766,000 in 2017; $59,738,000 to $782,485,000 in 2016 compared to 2015, and $139,032,000 to $722,747,000 in 2015. Bank management has consistently maintained conservative underwriting standards which generally require borrowers to maintain at most a loan-to-value ratio of 70%; maintain a debt service coverage ratio of at least 1.25; and requires borrowers to make monthly mortgage payments out of documented cash flows.

The allowance for loan losses totaled $10,171,000, $10,167,000, and $9,970,000 at December 31, 2017, 2016 and 2015, respectively. This represented 1.21%, 1.28%, and 1.36% of total loans outstanding on those dates. These balances reflect amounts that, in management’s judgment, are adequate to provide for probable loan losses based on the considerations listed above. Management performs stress testing of our loan portfolio to gain a better understanding of the portfolio effects of additional declines in real estate values and expected cash values. Management also evaluates all commercial loans, secured and unsecured, at least quarterly.

Loans acquired in the Oceanic Bank acquisition in 2012 and the America California Bank acquisition in 2015 were accounted for at fair value, resulting in a discount at the time of the acquisition, due in part to credit quality. If expected potential credit losses are actually incurred, they will be evaluated against the net book discount remaining. Only those losses that occur after the acquisition date or exceed the amount of discount remaining on the acquired Oceanic Bank loan portfolio will be charged to the allowance for loan losses. At December 31, 2017, 2016, and 2015, the remaining discount related to the Oceanic Bank and America California Bank acquisitions totaled $443,425 $1,336,000, and $1,397,000, respectively.

TABLE 3	Allocation of the Allowance for Loan Losses
	(Dollar amounts in thousands)

		2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$5,495	54.4%	$6,392	53.1%	$6,059	54.5%	$5,549	53.6%	$5,763	57.8%
Real estate construction	388	4.2%	617	5.5%	589	6.1%	849	6.7%	734	6.1%
Real estate multi family	1,496	12.5%	389	13.3%	243	8.7%	206	9.1%	293	8.2%
Real estate 1 to 4 family	2,008	20.6%	2,082	21.5%	2,176	23.4%	1,965	21.7%	1,788	19.0%
Commercial & industrial	440	6.6%	650	6.2%	853	7.1%	1,073	8.7%	1,237	8.6%
Consumer	344	1.7%	37	0.4%	50	0.2%	58	0.2%	64	0.3%
Total	$10,171	100.0%	$10,167	100.0%	$9,970	100.0%	$9,700	100.0%	$9,879	100.0%
30

Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for each of the last five fiscal years ended December 31, 2017. The amount added to the provision and charged to operating expenses for each period is based on the risk profile of the loan portfolio.

TABLE 4	Allowance for Loan Losses
	Historical Analysis
(Dollar amounts in thousands)	For the year ended December 31,
	2017	2016	2015	2014	2013
Balance at Beginning of Period	$10,167	$9,970	$9,700	$9,879	$9,124
(Recovery of) provision for loan losses	(360)	150	(305)	(1,020)	1,385

Charge-offs:
Real Estate	(91)	(35)	(45)	(328)	(728)
Commercial	(39)	(165)	(23)	(28)	(57)
Consumer	(8)	(18)	(13)	(26)	(7)
Total	(138)	(218)	(81)	(382)	(792)

Recoveries:
Real Estate	183	52	591	1,065	88
Commercial	319	213	60	154	73
Consumer	—	—	5	4	1
Total	502	265	656	1,223	162
Net recoveries (charge-offs)	364	47	575	841	(630)
Balance at End of Period	$10,171	$10,167	$9,970	$9,700	$9,879

Percentages
Allowance for loan losses/total loans	1.21%	1.28%	1.36%	1.63%	1.76%
Net (recoveries) charge-offs/real estate loans	-0.08%	-0.08%	-0.08%	-0.14%	0.13%
Net (recoveries) charge-offs/commercial loans	-0.50%	-0.10%	-0.07%	-0.24%	-0.03%
Net charge-offs/consumer loans	0.06%	0.51%	0.51%	1.52%	0.36%
Net (recoveries) charge-offs/total loans	-0.04%	-0.01%	-0.08%	-0.14%	0.11%
Allowance for loan losses/non-performing loans	524.28%	118.65%	118.65%	171.74%	134.39%

The level of yearly charge-offs were primarily attributable to problems that were identified with specific borrowers rather than problems with a particular segment of the loan portfolio. In particular, borrowers who had exposure to real estate projects outside of San Mateo and San Francisco counties were identified as having a relatively higher risk profile than those operating solely within these two counties. If real estate values or lease rates decline in the future, additional increases in our allowance for loan losses may be warranted.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, foreclosed assets, and loans that are 90 days or more past due but are still accruing interest. The accrual of interest on non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For the years ended December 31, 2017, 2016 and 2015, had non-accrual loans performed as agreed, approximately $664,000, $569,000, and $460,000, respectively, would have been recognized in additional interest income.

Table 5 provides a summary of nonperforming assets for the most recent five years. Nonperforming loans were 0.2%, 0.8% and 1.2% of total loans at December 31, 2017, 2016 and 2015. Management believes the current list of past due loans as of December 31, 2015 are collectible and does not anticipate future significant losses that exceed the current allowance for loan losses.

TABLE 5	Analysis of Nonperforming Assets
(Dollar amounts in thousands)	December 31
	2017	2016	2015	2014	2013
Nonaccrual loans	$1,940	$6,647	$7,915	$5,648	$7,351
Other real estate owned	3,300	1,427	1,026	763	5,318
Total	$5,240	$8,074	$8,941	$6,411	$12,669

Nonaccrual loans at December 31, 2017 consist of commercial real estate loans, single family residence loans, commercial loans and some commercial and industrial loans. The Bank is working with its borrowers to develop strategies that can give the borrowers time to work through their financial difficulties.

There are two properties reported in other real estate owned. The first property is a commercial building with a net book balance of $1,483,000, $1,427,000 and $1,026,000 as of December 31. 2017, 2016 and 2015, respectively. This commercial property has environmental issues related to soil contamination from the property’s use by previous owners. The building is fully leased on a triple net lease and the market value of the building, supported by appraisal and other market data, is greater than the net book value of the property as of December 31, 2017. During February 2018, the property was sold to an unrelated third party for $2.8 million. The Bank loaned $1.2 million to the buyer and in accordance with the purchase and sale agreement has agreed to incur the costs necessary to continue monitoring the property and continue our efforts to obtain a final signed remediation agreement with the local Water Board. The purchase and sale agreement requires a set-aside reserve of $500,000 to cover the costs that are anticipated to be incurred by the Company. The set-aside reserve will be funded with a portion of the net cash provided by the sale of the property. During 2017, 2016 and 2015, toxic remediation costs were incurred with the goal of obtaining a final definitive remediation agreement with the Water Board. All remediation costs leading up to the sale date were capitalized into the net carrying value of the property. The remediation efforts performed included soil replacement, soil treatment and drilling water monitoring wells. These capitalized costs have increased the carrying value of the property while at the same time the appraised market value of the property has steadily increased. On an annual basis, the net investment in the property has been reviewed for potential impairment, and to date, no impairment has been found. From the time this property was obtained through foreclosure until the date of the sale and the transfer of ownership of the property, the estimated market value of the property has consistently been more than the property’s net book value plus estimated future toxic remediation costs. However, the Company does not yet have a signed final remediation plan with the Water Board and the Company has no guarantee as to when or if that might occur. Management has obtained cost estimates from our soil engineering and consulting company consultant related to the estimated future cost of remediation using a remediation plan that has been submitted for approval to the local Water Board. The estimated future costs are expected to total approximately $725,000, but could vary in the future. At the time of sale, management established a set-aside monetary fund of $500,000 which was deposited into an insured depository account that was funded from the purchase and sale contract that closed escrow in February 2018. The second property is an elderly care facility located in Lafayette, California that was acquired in November 2017 and has a net book balance of $1,817,000. A potential purchaser of this facility has been identified and the Bank is working with the potential buyer to complete the sale of this property, which is expected to occur in either March or April of 2018. For additional information regarding these two properties, please see Note 7 and Note 23 to the Company’s 2017 Consolidated Financial Statements.

A troubled debt restructuring occurs when the Bank offers, at favorable terms, a modification of loan terms and conditions because management believes the borrower may not be able to make payments at their original note rate and terms. There were no troubled debt restructurings in 2017 or 2016. There was one troubled debt restructuring in 2015 that consisted of one 1 to 4 family real estate loan. Total restructured loans outstanding as of December 31, 2017 and 2016 were $7,708,000 and $13,268,000, respectively.

Noninterest Income

The following table sets forth the principal components of noninterest income:

TABLE 6	Noninterest Income			Variance		Variance
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollar amounts in thousands)	2017	2016	2015	Amount	Percent	Amount	Percent
Service charges	$2,264	$2,461	$2,501	(197)	-8%	(40)	-2%
Net gain on sale of available-for-sale securities	210	438	339	(228)	-52%	201	59%
Earnings on bank-owned life insurance	390	402	364	(12)	-3%	5	1%
Other income	996	1,294	1,292	(298)	-23%	333	26%
Total noninterest income	$3,860	$4,595	$4,496	$(735)	-16%	$499	11%

Total noninterest income consists mainly of service charges on deposits. The gain on sale of available-for-sale securities during 2017, 2016 and 2015 was derived primarily from the sale of U. S. government agency, mortgage-backed securities, municipal securities and U. S. Treasury securities. A significant source of other income was dividends on equity securities, which totaled $558,000, $775,000, and $651,000, in the years 2017, 2016, and 2015, respectively. The equity securities that are owned by the Bank are either highly illiquid securities or investments in government sponsored entities that cannot be bought and sold in open market transactions.

Noninterest Expenses

The following table sets forth the various components of noninterest expense:

TABLE 7	Noninterest Expenses			Variance		Variance
(Dollar amounts in thousands)	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	Percent	Amount	Percent
Salaries and employee benefits	$19,366	$19,474	$18,523	$(108)	-1%	951	5%
Occupancy expense	2,747	2,528	2,517	219	9%	11	0%
Equipment expense	1,646	1,765	1,926	(119)	-7%	(161)	-8%
Professional fees	1,482	1,363	1,471	119	9%	(108)	-7%
FDIC assessment	400	600	600	(200)	-33%	0	0%
Telephone, postage, supplies	1,267	1,199	1,074	68	6%	125	12%
Advertising expense	451	524	500	(73)	-14%	24	5%
Data processing expense	571	657	1,076	(86)	-13%	(419)	-39%
Low income housing expense	472	284	283	188	66%	1	0%
Surety insurance	349	347	381	2	1%	(34)	-9%
Directors expense	288	288	288	—	—	—	—
Other real estate owned expense (recovery), net	80	(5)	4	85	-1700%	(9)	-225%
Other expense	1,430	1,668	1,282	(238)	-14%	386	30%
Total noninterest expense	$30,549	$30,692	$29,925	$(143)	0%	$767	3%

Salaries and employee benefits were $19,366,000, 19,474,000 and $18,523,000 in 2017, 2016 and 2015, respectively. Salaries and employee benefits represented 63%, 63%, and 62% of noninterest expense for the years 2017, 2016, and 2015, respectively. Decreases in salary and employee benefits in 2017 were primarily related to open, unfilled positions within the Company. Increases in salaries and employee benefits in 2016 and 2015 were related to normal salary progression, changes related to executive salary continuation agreements and the purchase of America California Bank.

Occupancy expense increased $219,000 and $11,000 in 2017 and 2016, respectively and decreased $256,000 in 2015. The increase in occupancy expense during 2017 was primarily due to maintenance and repair costs of heating and air conditioning systems and the resurfacing of our parking lots at our branch and home office facilities. The decrease in 2015 was primarily related to the sale of our South San Francisco South Airport Boulevard branch late in 2014.

The increase in other real estate owned expense during 2017 was primarily related to the foreclosure of an assisted living facility located in Lafayette, California during 2017. Toxic remediation costs incurred at the other OREO property were capitalized during 2017, 2016 and 2015 and were not a factor in the increased OREO costs during 2017.

Provision for Loan Losses

The allowance for loan losses in 2017, 2016 and 2015 was recorded at levels management believed reflected the estimated loss exposure identified in the loan portfolio during each of these years. The allowance for loan losses was $10,171,000 or 1.21% of total gross loans at December 31, 2017. During 2016 and 2015 the allowance for loan losses was $10,167,000 and $9,970,000 or 1.28% and 1.26% of total gross loans as of December 31, 2016 and 2015. During 2017, improvement in the credit characteristics of the loan portfolio resulted in a recovery of provision for loan losses of $360,000. During 2016, the Bank incurred a loan loss provision of $150,000 primarily attributable to growth that occurred within the loan portfolio. During the fourth quarter of 2015, a reversal of $530,000 in loan loss provision was recorded to reflect improving credit metrics that occurred within the loan portfolio during 2015.

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the loan portfolio. Management is taking steps necessary to work with borrowers and has granted modified loan terms to certain borrowers willing to make payments on loans secured by their primary residence, even though they were delinquent, and/or the value of their home had declined substantially. The purchased Oceanic Bank and America California Bank loans have a fair value discount that was created at acquisition pursuant to acquisition accounting and representing, in part, expected credit losses inherent in the acquired loan portfolio. The fair value discount is not part of the allowance for loan losses.

Balance Sheet Analysis

Total assets were $1,265,238,000, $1,219,394,000 and $1,124,349,000 as of December 31, 2017, 2016 and 2015, respectively. Total assets averaged $1,257,836, $1,163,454 and $1,010,435 during 2017, 2016 and 2015 respectively. Average earning assets represented 95%, 94% and 93% of total average assets during 2017, 2016 and 2015, respectively. Asset growth in 2017 and 2016 was through increased business developed through our existing facilities. In 2015, a significant portion of our growth was obtained from the America California Bank acquisition as well as growth in customer business generated through our branch offices.

Loans

The loan portfolio is the principal earning asset of the Bank. Gross loans outstanding (net of loan fees) totaled $839,937,000, $792,652,000 and $732,717,000 as of December 31, 2017, 2016 and 2015, respectively. During 2017 and 2016, the growth in our loan portfolio was obtained through our existing branch network. During 2015, total growth in the loan portfolio was $140,113,000. $93,000,000 of this amount was the result of our acquisition of America California Bank. The remainder was from organic growth.

Table 8 presents a detailed analysis of loans outstanding at December 31, 2013 through December 31, 2017.

TABLE 8	Loan Portfolio
	December 31
	2017		2016		2015		2014		2013
(Dollar amounts in thousands)
Commercial real estate	$456,992	54%	$421,222	53%	$399,993	55%	$318,427	54%	$325,199	58%
Real estate construction	35,206	4%	43,683	6%	44,816	6%	39,771	7%	34,318	6%
Real estate multi family	105,138	12%	105,963	13%	63,597	9%	53,824	9%	46,143	8%
Real estate 1 to 4 family	173,476	21%	170,523	22%	171,964	23%	128,732	22%	106,903	21%
Commercial & industrial	55,727	7%	48,874	6%	52,033	7%	51,662	9%	48,504	9%
Consumer	14,057	2%	3,533	—	1,574	—	1,448	—	1,650	0%
Sub total	840,596	100%	793,798	100%	733,977	100%	593,864	100%	562,717	100%
Net deferred loan fees	(659)	—	(1,146)	—	(1,260)	—	(449)	—	(495)	—
Total	$839,937	100%	$792,652	100%	$732,717	100%	$593,415	100%	$562,222	100%

Loans that are not guaranteed by the U. S. Government contain some level of risk of principal repayment. Real estate and loans supported by UCC filing requirements contain less risk of loss than unsecured loans. By securing loans with various types of collateral, the Bank is able to better assure repayment, either from the liquidation of collateral or from the borrower. For commercial loans, both secured and unsecured, the Bank will generally require personal guarantees from our borrowers. These financial guarantees allow the Bank to initiate collection activity against the borrowers individually if the liquidation of collateral is insufficient to repay the loan. The underwriting policies of the Bank require our borrowers to document the source of repayment for their loans, maintain equity positions in any secured financings, and provide ongoing financial statement information. Current appraisals, financial statements, and tax returns allow Bank management to evaluate our borrower’s repayment ability on at least an annual basis. Commercial loans are generally variable rate in nature. Real estate loans more than five years to maturity generally contain variable interest rates. Loans that mature in five years or less may be either fixed or variable rate in nature, with fixed rate loans containing initial rates that are higher than those with variable rates. A borrower’s preference and interest rate risk tolerance will generally dictate whether to utilize fixed or variable rate financing. The following table shows the Bank’s loan maturities and sensitivities to changes in interest rates as of December 31, 2017.

TABLE 9
		Maturing
	Maturing	After 1	Maturing
(Dollar amounts in thousands)	Within	But Within	After 5
	1 Year	5 Years	Years	Total
Commercial real estate	$25,702	$76,323	$354,967	$456,992
Real estate construction	27,279	4,740	3,187	35,206
Real estate multi family	3,130	18,892	83,116	105,138
Real estate 1 to 4 family	11,007	22,777	139,692	173,476
Commercial & industrial	33,604	17,958	4,165	55,727
Consumer	1,294	391	12,372	14,057
Sub total	102,016	141,081	597,499	840,596
Net deferred loan fees	(104)	(323)	(232)	(659)
Total	$101,912	$140,758	$597,267	$839,937

With predetermined fixed interest rates	$15,459	$55,977	$195,757	$267,193
With floating interest rates	86,453	84,781	401,510	572,744
Total	$101,912	$140,758	$597,267	$839,937

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

The following table sets forth the maturity distribution and interest rate sensitivity of investment securities at December 31, 2017:

TABLE 10
			After		After
	Due		1 Year		5 Years		Due			Maturity
(Dollar amounts	In 1 Year		Through		Through		After		Fair	In	Average
in thousands)	Or Less	Yield	5 Years	Yield	10 Years	Yield	10 Years	Yield	Value	Years	Yield
U. S. Treasury securities	$—	—%	$1,975	1.88%	$—	—%	$—	—%	$1,975	2.92	1.83%
Obligations of U. S. Government Agencies	6,000	1.10%	35,822	1.74%	—	1.77%	—	—	41,823	3.12	1.59%
Mortgage-backed securities	—	—	44,580	2.48%	31,732	2.61%	43,481	2.78%	119,792	11.03	2.35%
Asset-backed securities	—	—	—	—	1,628	2.43%	2,058	3.95%	3,686	9.71	3.32%
Obligations of states and political subdivisions	4,636	2.54%	81,470	2.33%	54,503	2.62%	10,493	3.73%	151,103	5.11	2.45%
Corporate debt	2,011	1.70%	26,272	2.64%	8,136	5.14%	1,060	5.84%	37,478	4.32	3.95%
Total	$12,647	1.72%	$190,119	2.29%	$95,999	2.83%	$57,092	3.06%	$355,857	6.76	2.54%
36

The following table shows the securities portfolio mix at December 31, 2017, 2016 and 2015.

TABLE 11
	Years Ended December 31,
	2017		2016		2015
(Dollar amounts in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U. S. Treasury securities	$1,989	$1,975	$977	$987	$7,004	$7,000
Obligations of U.S. Government Agencies	42,247	41,823	60,773	60,545	84,842	84,609
Mortgage-backed securities	121,087	119,792	85,709	84,284	61,579	61,663
Asset-backed securities	3,734	3,686	—	—	—	—
Obligations of states and political subdivisions	150,724	151,103	151,988	151,618	132,125	135,190
Corporate debt	37,409	37,478	63,277	62,671	41,045	40,745
Total	$357,190	$355,857	$362,724	$360,105	$326,595	$329,207

Deposits

During 2017, 2016 and 2015 total average deposits were $1,033,117,000, $1,017,398,000 and $890,369,000. The prime lending rate was revised upwards on three separate occasions in 2017, and once in both 2016 and 2015. Time deposit interest rates have moved higher in a steady fashion over the last few years. Average time deposit interest rates were 0.84%, 0.62% and 0.52% in 2017, 2016 and 2015, respectively. Bank management has made a conscious effort to keep transaction based deposit account, such as interest bearing demand, savings and money market rates stable.

The following table summarizes the distribution of average deposits and the average rates paid for them in the periods indicated:

TABLE 12
	Average Deposits and Average Rates paid for the period ending December 31,
	2017			2016			2015
(Dollar amounts	Average	Average	% of total	Average	Average	% of total	Average	Average	% of total
in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Interest-bearing demand	$124,267	0.10%	12%	$113,121	0.11%	11%	92,267	0.11%	10%
Money market	395,960	0.39%	38%	424,981	0.43%	42%	368,858	0.43%	42%
Savings	88,249	0.10%	9%	84,229	0.10%	8%	75,861	0.10%	8%
Time deposits $100,000 or more	89,594	0.91%	9%	83,942	0.43%	8%	78,842	0.36%	9%
Time deposits under $100,000	34,377	0.66%	3%	36,173	0.19%	4%	33,572	1.60%	4%
Total interest bearing deposits	732,447	0.38%	71%	742,446	0.37%	73%	649,400	0.36%	73%
Demand deposits	300,670	—	29%	274,952	—	27%	240,969	—	27%
Total deposits	$1,033,117	0.27%	100%	$1,017,398	0.21%	100%	$890,369	0.21%	100%
37

The following table indicates the maturity schedule of time deposits of $250,000 or more:

TABLE 13

Analysis of Time Deposits $250,000 or more at December 31, 2017

(Dollar amounts in thousands)

Total
Deposits of		Over Three	Over Six	Over
$250,000 or	Three Months	To Six	To Twelve	Twelve
More	Or Less	Months	Months	Months
$ 63,678	$8,397	$26,580	$14,932	$13,769

Capital

The increases in retained earnings were primarily attributable to retention of net earnings less cash dividends paid in 2017, 2016 and 2015. Net earnings totaled $10,711,000, $10,501,000 and $8,197,000 in 2017, 2016, and 2016 respectively. Cash dividend payments totaled $3,634,000, $2,890,000 and $2,447,000 in 2017, 2016 and 2015, respectively.

Under regulatory capital guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. The Company’s Tier 1 capital consists of common shareholders’ equity and preferred stock issued to the U.S. Treasury during 2011. The Company’s Tier 2 capital consists of eligible reserves for possible loan losses. Total capital is the sum of Tier 1 plus Tier 2 capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance sheet assets and off-balance sheet obligations. The FDIC also requires the calculation of a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by quarterly average assets during the reporting period. This requirement established a minimum leverage ratio of 3.0% for the highest rated banks and ratios of 100 to 200 basis points higher for most other banks. To qualify as “well-capitalized” as defined by regulation, the Banks must maintain a leverage ratio, common equity Tier 1, Tier 1 and total capital ratios of at least 5.00%, 6.50%, 8.00% and 10.00% respectively. “Well-capitalized” financial institutions must also maintain a capped conservation buffer in additional capital across all capital ratios as of December 31, 2017.

Table 14

The capital ratios for the Company and the Bank are presented in the table below:

				Required
				for Capital			To be Well-Capitalized
				Adequacy Purposes			Under Prompt Correction
Dollars in thousands				Effective January 1, 2017			Action Regulations
	At December 31, 2017
Regulatory Capital Ratios	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio(1)
Company	$115,364	9.09%	≥	$50,768	4.00	%(2)	N/A	N/A
Bank	117,180	9.23%	≥	50,768	4.00	%(2)	$63,460	5.00%
Tier 1 Common Equity Capital Ratio
Company	115,364	11.57%	≥	57,342	5.75	%(2)	N/A	N/A
Bank	117,180	11.75%	≥	57,342	5.75	%(2)	64,822	6.50%
Tier 1 Capital Ratio
Company	115,364	11.57%	≥	72,301	7.25	%(2)	N/A	N/A
Bank	117,180	11.75%	≥	72,301	7.25	%(2)	79,781	8.00%
Total Capital Ratio
Company	125,712	12.61%	≥	92,246	9.25	%(2)	N/A	N/A
Bank	127,528	12.79%	≥	92,246	9.25	%(2)	99,726	10.00%

(1)	The leverage ratio consists of Tier 1 Capital divided by the most recent quarterly average total assets, excluding certain intangible assets.
(2)	Includes 125% capital conservation buffer.

				Required
				for Capital			To be Well-Capitalized
				Adequacy Purposes			Under Prompt Correction
Dollars in thousands				Effective January 1, 2016			Action Regulations
	At December 31, 2016
Regulatory Capital Ratios	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio(1)
Company	$106,971	9.02%	≥	$47,443	4.000	%(2)	N/A	N/A
Bank	109,538	9.27%	≥	47,248	4.000	%(2)	$59,060	5.00%
Tier 1 Common Equity Capital Ratio
Company	106,971	11.32%	≥	48,441	5.125	%(2)	N/A	N/A
Bank	109,538	11.59%	≥	48,441	5.125	%(2)	61,437	6.50%
Tier 1 Capital Ratio
Company	106,971	11.32%	≥	62,618	6.625	%(2)	N/A	N/A
Bank	109,538	11.59%	≥	62,618	6.625	%(2)	75,615	8.00%
Total Capital Ratio
Company	117,315	12.42%	≥	81,522	8.625	%(2)	N/A	N/A
Bank	119,882	12.68%	≥	81,522	8.625	%(2)	94,518	10.00%

(1)	The leverage ratio consists of Tier 1 Capital divided by the most recent quarterly average total assets, excluding certain intangible assets.
(2)	Includes 125% capital conservation buffer.

Liquidity

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The payment of dividends by the Bank is subject to regulatory restrictions. See the discussion under “Dividends” in Item 1 above.

Liquidity is a measure of the Company’s ability to convert assets into cash. Liquidity consists of cash and due from correspondent bank accounts, including time deposits, federal funds sold, and securities available for sale. The Company’s policy is to maintain a liquidity ratio of 5% or greater of total assets. As of December 31, 2017, the Company’s primary liquidity was 29.6%, compared to 30.8% and 30.4% as of December 31, 2016 and 2015, respectively. There were total liquid assets of $374,340,000, $376,068,000 and $341,726,000 as of December 31, 2017, 2016 and 2015, respectively. The objective of liquidity management is to ensure that the Company has funds available to meet all present and future financial obligations and to take advantage of business opportunities as they occur. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extension of loans or other forms of credit, payment of operating expenses and payment of dividends.

Core deposits, which consist of all deposits other than time deposits, have provided the Company with a sizeable source of relatively stable low-cost funds. The Company’s average core deposits represented 87% of average total liabilities of $1,050,295 for the year ended December 31, 2017, 85% of average total liabilities of $1,053,600,000 for the year ended December 31, 2016 and 71% of average total liabilities of $909,814,000 for the year ended December 31, 2015.

As of December 31, 2017, the Company had contractual obligations and other commercial commitments totaling approximately $284,438,000. The following table sets forth the Company’s contractual obligations and other commercial commitments as of December 31, 2017. These obligations and commitments can be funded from other loan repayments, the Company’s liquidity sources such as cash and due from other banks, federal funds sold, securities available for sale, as well as from the Bank’s lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. For additional information, please see the Consolidated Statements of Cash Flows, in Item 8 of this Form 10-K.

TABLE 15	Payments Due by Period

(Dollar amounts in thousands)		1 year	Over 1 to	Over 3 to	Over
Contractual Obligations	Total	or less	3 years	5 years	5 years
Operating Leases	$4,991	$1,150	$1,701	$1,612	$528
Salary Continuation Agreements	13,399	172	344	294	12,589
Federal Home Loan Bank Advances	75,000	75,000	—	—	—
Note payable	3,750	600	3,150	—	—
Total Contractual Cash Obligations	$97,140	$76,922	$5,195	$1,906	$13,117

	Amount of Commitment Expirations Per Period
	Total
(Dollar amounts in thousands)	Amounts	1 year	Over 1 to	Over 3 to	Over
Other Commercial Commitments	Committed	or less	3 years	5 years	5 years
Lines of Credit	$131,737	$43,272	$38,992	$29,064	$20,409
Standby Letters of Credit	5,286	5,286	—	—	—
Other Commercial Commitments	51,472	49,333	842	—	1,297
Total Commercial Commitments	$188,495	$97,891	$39,834	$29,064	$21,706

The largest component of the Company’s earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The Company’s management is responsible for minimizing the Bank’s exposure to interest rate risk and assuring an adequate level of liquidity. By developing objectives, goals and strategies designed to enhance profitability and performance, management is also able to manage the Bank’s interest rate exposure to within predefined Board approved levels.

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

The primary source of liability liquidity is the Bank’s depository customer base. The overall liquidity position of the Company is closely monitored and evaluated on a daily basis. The Company has Federal Funds borrowing facilities for a total of $30,000,000, a Federal Home Loan Bank line of credit of up to 30% of eligible total assets, and a Federal Reserve Bank of San Francisco borrowing facility of approximately $56,000,000. Management believes the Company’s liquidity sources at December 31, 2017 are adequate to meet its operating needs in 2018 and into the foreseeable future.

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

TABLE 16
	Return on Equity and Assets
	(Key financial ratios are computed on average balances)

	Year Ended December 31,
	2017	2016	2015
Return on average assets	0.85%	1.02%	0.81%
Return on average equity	8.86%	10.88%	8.15%
Dividend payout ratio (accrual basis)	33.46%	27.52%	29.85%
Average equity to assets ratio	9.61%	9.44%	9.96%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i. e., the extent to which assets and liabilities are sensitive to changes in interest rates). Management uses an asset/liability model that considers the relative sensitivities of the balance sheet, including the effect of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, management can model a change in economic value of equity and net interest income simulation that is designed to address the probability of interest rate changes and behavioral response of the balance sheet and net interest income to those changes. The economic value of equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items as of a point in time. The projected net interest income represents the amount of net interest income expected during the subsequent 12 calendar months. The starting point (or “base case”) for the following table is the Company’s net equity position at December 31, 2017 and the Company’s net interest income for the year ended December 31, 2017. Using current discount rates and accountholder behavior assumptions, a simulation is run designed to produce an estimate of the economic value of equity and the Company’s annual net interest income under a variety of changing interest rates assuming that the Company’s interest-sensitive assets and liabilities remain at December 31, 2017 levels.

The “rate shock” information in the table shows estimates the changes in the economic value of portfolio equity from levels that existed at December 31, 2017. Net interest income changes are based on the initial value of net interest income that was recorded for the year ended December 31, 2017 assuming fluctuations or “rate shocks” of plus and minus 100 and 200 basis points above and below current market rates. Rate shocks assume that current interest rates change immediately and then remain constant once the change has occurred. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 175 under the Securities Act of 1933 and Rule 3b-6(c) of the Securities Exchange Act of 1934.

TABLE 17
	Interest Rate Risk Simulation
(Dollar amounts in thousands)	Change in Economic Value of Equity
	As of December 31, 2017

	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Projected market value of equity	$99,814	$112,398	$119,280	$118,648	$115,773
Change from current	$(19,466)	$(6,882)		$(632)	$(3,507)

	Change in Annual Net Interest Income
	12 Month Time Period

(Dollar amounts in thousands)	Rates Decline			Rates Increase
Rate change	(2%)	(1%)	Current	+1%	+2%

Projected net interest income	$45,267	$46,092	46,347	44,206	41,888
Change from current	$(1,080)	$(255)		(2,141)	(4,175)
42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unmodified opinion, as stated in their report which appears on the following page.

Dated: March 13, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNB Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FNB Bancorp and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

To the Shareholders and Board of Directors of
FNB Bancorp

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Sacramento, CA

March 13, 2018

We have served as the Company’s auditor since 2005.

FNB BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2017 and 2016

Assets
(Dollar amounts in thousands)	2017	2016

Cash and due from banks	$18,353	$15,758
Interest-bearing time deposits with financial institutions	130	205
Securities available-for-sale, at fair value	355,857	360,105
Other equity securities	7,567	7,206
Loans, net of deferred loan fees and allowance for loan losses of $10,171 and $10,167 on December 31, 2017 and December 31, 2016	829,766	782,485
Bank premises, equipment, and leasehold improvements, net	9,322	9,837
Bank owned life insurance	16,637	16,247
Accrued interest receivable	5,317	4,942
Other real estate owned, net	3,300	1,427
Goodwill	4,580	4,580
Prepaid expenses	825	856
Other assets	13,584	15,746
Total assets	$1,265,238	$1,219,394

Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$313,435	$296,273
Demand, interest bearing	130,988	121,086
Savings and money market	467,788	487,763
Time	138,084	114,384
Total deposits	1,050,295	1,019,506

Federal Home Loan Bank advances	75,000	71,000
Note payable	3,750	4,350
Accrued expenses and other liabilities	16,913	14,224
Total liabilities	1,145,958	1,109,080

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 7,442,279 shares at December 31, 2017 and 7,280,122 shares at December 31, 2016	85,565	84,283
Retained earnings	34,654	27,577
Accumulated other comprehensive loss, net of tax	(939)	(1,546)
Total stockholders’ equity	119,280	110,314
Total liabilities and stockholders’ equity	$1,265,238	$1,219,394

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended December 31, 2017, 2016 and 2015
(Dollar amounts and average shares are in thousands, except earnings per share amounts)

	2017	2016	2015
Interest income:
Interest and fees on loans	$41,956	$38,313	$33,235
Interest and dividends on taxable securities	5,209	4,213	3,554
Interest on tax-exempt securities	2,927	2,943	2,454
Interest on deposits with other financial institutions	126	44	39
Total interest income	50,218	45,513	39,282
Interest expense:
Interest on deposits	2,807	2,780	2,359
Interest on FHLB advances	850	67	9
Interest on note payable	214	222	229
Total interest expense	3,871	3,069	2,597
Net interest income	46,347	42,444	36,685
(Recovery of) provision for loan losses	(360)	150	(305)
Net interest income after provision for (recovery of) loan losses	46,707	42,294	36,990
Noninterest income:
Service charges	2,264	2,461	2,501
Net gain on sale of available-for-sale securities	210	438	339
Earnings on bank-owned life insurance	390	402	364
Other income	996	1,294	1,292
Total noninterest income	3,860	4,595	4,496
Noninterest expense:
Salaries and employee benefits	19,366	19,474	18,523
Occupancy expense	2,747	2,528	2,517
Equipment expense	1,646	1,765	1,926
Professional fees	1,482	1,363	1,471
FDIC assessment	400	600	600
Telephone, postage, supplies	1,267	1,199	1,074
Advertising expense	451	524	500
Data processing expense	571	657	1,076
Low income housing expense	472	284	283
Surety insurance	349	347	381
Director expense	288	288	288
Other real estate owned expense (recovery)	80	(5)	4
Other expense	1,430	1,668	1,282
Total noninterest expense	30,549	30,692	29,925
Earnings before provision for income taxes	20,018	16,197	11,561
Provision for income taxes	9,307	5,696	3,364
Net earnings	$10,711	$10,501	$8,197
Earnings per share available to common stockholders:
Basic	$1.46	$1.45	$1.15
Diluted	$1.41	$1.42	$1.12
Weighted average shares outstanding:
Basic	7,361	7,233	7,113
Diluted	7,607	7,417	7,314

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years ended
(Dollar amounts in thousands)	December 31,
	2017	2016	2015
Net earnings	$10,711	$10,501	$8,197
Other comprehensive earnings (loss):
Unrealized holding gain (loss) on available-for-sale securities net of tax (expense) benefit of ($321), $1,966, and ($120)	755	(2,828)	173
Reclassification adjustment for gains recognized on available-for-sale securities sold, net of tax benefit of ($62), ($179) and ($139)	(148)	(259)	(200)
Total other comprehensive earnings (loss)	607	(3,087)	(27)
Total comprehensive earnings	$11,318	$7,414	$8,170

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
Years ended December 31, 2017, 2016 and 2015

				Accumulated
(Shares and dollar amounts in thousands)				other
				comprehensive
	Common stock		Retained	earnings
	Shares	Amount	earnings	(loss)	Total
Balance at December 31, 2014	6,389	$66,791	$28,729	$1,568	$97,088
Net earnings	—	—	8,197	—	8,197
Other comprehensive loss	—	—	—	(27)	(27)
Cash dividends declared on common stock	—	—	(2,447)	—	(2,447)
Stock dividend of 5%	324	6,663	(6,663)	—	—
Stock options exercised net of shares tendered	100	924	—	—	924
Stock-based compensation expense	—	427	—	—	427
Balance at December 31, 2015	6,813	74,805	27,816	1,541	104,162
Net earnings	—	—	10,501	—	10,501
Other comprehensive loss	—	—	—	(3,087)	(3,087)
Cash dividends declared on common stock	—	—	(2,890)	—	(2,890)
Stock dividend of 5%	347	7,850	(7,850)	—	—
Stock options exercised net of shares tendered	120	1,115	—	—	1,115
Stock-based compensation expense	—	513	—	—	513
Balance at December 31, 2016	7,280	84,283	27,577	(1,546)	110,314
Net earnings	—	—	10,711	—	10,711
Other comprehensive earnings	—	—	—	607	607
Cash dividends declared on common stock	—	—	(3,634)	—	(3,634)
Stock options exercised, net of shares tendered	162	864	—	—	864
Stock-based compensation expense	—	418	—	—	418
Balance at December 31, 2017	7,442	$85,565	$34,654	$(939)	$119,280

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands)
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$10,711	$10,501	$8,197

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,940	3,923	3,458
Gain on sale of securities available-for-sale	(210)	(438)	(339)
Stock-based compensation expense	418	513	427
Excess tax benefit from stock option exercises	(340)	—	—
Earnings on bank owned life insurance	(390)	(402)	(364)
(Recovery of) provision for loan losses	(360)	150	(305)
Tax Cut and Jobs Act rate reduction	2,987	—	—
Deferred tax expense (benefit)	(802)	(1,150)	(886)
Change in net deferred loan fees	(487)	(114)	(133)
Increase in accrued interest receivable	(375)	(431)	(473)
Decrease in prepaid expense	31	141	1,856
Decrease in other assets	1,514	2,155	1,852
Increase (decrease) in accrued expenses and other liabilities	812	583	(2,414)
Net cash provided by operating activities	17,449	15,431	10,876

Cash flows from investing activities:
Proceeds from matured/called/sold securities available-for-sale	77,210	76,979	50,247
Purchases of securities available-for-sale	(74,458)	(115,541)	(116,640)
Purchases of other equity securities	(361)	(458)	(300)
Acquisition, net of cash paid	—	—	(10,855)
Maturities of time deposits of other banks	75	—	2,789
Net increase in loans	(48,251)	(59,821)	(45,625)
Net investment in other real estate owned	(56)	(401)	(263)
Purchases of bank premises, equipment, and leasehold improvements	(432)	(687)	(287)
Net cash used in investing activities	(46,273)	(99,929)	(120,934)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands)
	2017	2016	2015
Cash flows from financing activities:
Net increase in demand and savings deposits	$7,089	$47,363	$107,422
Net increase (decrease) in time deposits	23,700	(11,046)	(6,553)
Net advances (repayment) of FHLB borrowings	4,000	54,000	8,000
Principal repayment on note payable	(600)	(600)	(600)
Cash dividends paid on common stock	(3,634)	(2,890)	(1,786)
Cash in lieu of franctional shares	—	—	(13)
Exercise of stock options	864	1,115	924
Net cash provided by financing activities	31,419	87,942	107,394
Net increase (decrease) in cash and cash equivalents	2,595	3,444	(2,664)
Cash and cash equivalents at beginning of year	15,758	12,314	14,978
Cash and cash equivalents at end of year	$18,353	$15,758	$12,314

Additional cash flow information:
Interest paid	$3,607	$3,059	$2,543
Income taxes paid	7,875	6,335	4,737

Non-cash investing and financing activities:
Accrued dividends	961	738	648
Change in fair value of available-for-sale securities, net of tax effect	607	(3,087)	(27)
Loans transferred to other real estate owned	1,817	—	—
Stock dividend of 5%	—	7,850	6,663
Acquisition:
Fair value of assets acquired
Fair value of liabilities assumed	—	—	115,119
	—	—	93,619

See accompanying notes to consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

On December 11, 2017, the Company’s Board of Directors signed a definitive agreement to sell FNB Bancorp and its wholly owned subsidiary, First National Bank of Northern California, in an all stock transaction, to TriCo Bancshares. The details of the definitive agreement are discussed in Note 2 – The Agreement and Plan of Merger and Reorganization.

(a)	Basis of Presentation

The accounting and reporting policies of the Company and its wholly-owned subsidiary are in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original maturity dates of 90 days or less. Included in cash and cash equivalents are restricted balances at the Federal Reserve Bank of San Francisco which relate to a minimum cash reserve requirement of approximately $0 and $1,810,000 at December 31, 2017 and 2016, respectively.

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

The Company did not have any investments in the held-to-maturity portfolio at December 31, 2017 or 2016. Securities available-for-sale are recorded at fair value with unrealized holding gains or losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

All derivatives contracts and instruments are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The Company did not hold any derivative contracts at December 31, 2017 or 2016.

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, standby letters of credit, overdrafts, and commitments to extend credit based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the level of the allowance for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate as of December 31, 2017. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, and our borrowers’ ability to pay. In addition, the banking regulators, as an integral part of its examination process, periodically review the Bank’s allowance for loan losses. The banking regulators may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(g)	Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation using the straight-line method over the estimated service lives of related assets ranging from 3 to 50 years. Leasehold improvements are amortized over the estimated lives of the respective leases or the service lives of the improvements, whichever is shorter.

(h)	Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment loss was recognized in 2017 or 2016.

(i)	Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the carrying amount of the loan or fair value of the property at the date of foreclosure, less anticipated selling costs. Subsequent to foreclosure, valuations are periodically performed, and any subsequent revisions in the estimate of fair value are reported as an adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

The Company may make loans to facilitate the sale of foreclosed real estate. Gains and losses on financed sales are recorded in accordance with the appropriate accounting standard, taking into account the buyer’s initial and continuing investment in the property, potential subordination and transfer of ownership.

(j)	Goodwill and Other Intangible Assets

Goodwill is recognized in a business acquisition transaction when the acquisition purchase price exceeds the fair value of identified tangible and intangible assets and liabilities. Goodwill is subsequently evaluated for possible impairment at least annually. If impairment is determined to exist, it is recorded in the period it is identified. The Company evaluated goodwill at December 31, 2017 and found no impairment.

Other intangible assets consist of core deposit and customer intangible assets that are initially recorded at fair value and subsequently amortized over their estimated useful lives, usually no longer than a seven year period.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(k)	Cash Dividends

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

(l)	Stock Dividends and Stock Split

On March 31, 2017, the Company announced that its board of directors had declared a 3 for 2 stock split aggregating approximately 2,436,057 shares. The stock split had a record date of May 5, 2017 and a payable date of May 26, 2017. On October 28, 2016, the Company announced that its Board of Directors had declared a five percent (5%) stock dividend which resulted in approximately 231,000 shares being issued, payable to investors at the rate of one share of Common Stock for every twenty (20) shares of Common Stock owned. The stock dividend was paid on December 30, 2016. The earnings per share data for all periods presented have been adjusted for the stock split and the stock dividend. Stock splits are reflected retroactively back to the earliest period presented. However, the Consolidated Statement of Changes in Stockholders’ Equity shows the historical roll forward of stock dividends declared.

(m)	Other Income

Other income includes the following major items for the year ended December 31:

(Dollar amounts in thousands)	2017	2016	2015
Dividend income-other equity securities	$558	$775	$651
Rental income-other real estate owned	152	144	144
All other items	286	375	497
Total other income	$996	$1,294	$1,292

(n)	Other Expense

Other expense includes the following major items for the year ended December 31:

(Dollar amounts in thousands)	2017	2016	2015
Dues and memberships	$176	$146	$125
Real estate appraisals	58	75	75
Training and seminars	99	54	66
Amortization of deposit premium	171	207	82
Card based third party fees	113	104	96
Armored transit	86	113	113
Regulatory assessment	290	269	238
Operating losses	100	188	97
All other items	337	512	390
	$1,430	$1,668	$1,282
57

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(o)	Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, net deferred tax assets and liabilities are recognized by applying current tax rates to temporary timing differences between the financial reporting and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established through the provision for income taxes for any deferred tax assets where the utilization of the asset is in doubt. As changes in tax laws or rates are enacted, or as significant changes are made in financial projections, deferred tax assets and liabilities are adjusted through the provision for income taxes.

On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”), which reduced the federal income tax rate from 35% to 21% beginning in 2018. Pursuant to the passage of the Act, the Company has revalued our deferred assets and liabilities in accordance with the lower federal income tax rate resulting in a reduction in our net deferred tax asset and an additional income tax expense of $2,987,000 during 2017.

The Company had no unrecognized tax benefits as of December 31, 2017, 2016 and 2015, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company believes that any penalties and interest that may exist are not material and the Company has not accrued for them.

At December 31, 2017, the Bank had a $1,358,000 net investment in five partnerships, which own low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.

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

(p)	Earnings per Share

Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of potential common shares included in the quarterly diluted EPS is computed using the average market price during the three months included in the reporting period under the treasury method. In years where a stock split or stock dividend occurs, all weighted average shares reported are adjusted to reflect the stock split retroactively applied to each of the periods presented. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential shares included in each quarterly diluted EPS computation. All common stock equivalents are anti-dilutive when a net loss occurs. A 3-for-2 stock split occurred in 2017, and a 5% stock dividend was declared in both 2016 and 2015 and therefore prior per share amounts and weighted average shares outstanding have been adjusted for the stock split and stock dividends that occurred.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(Number of shares in thousands)	2017	2016	2015
Weighted average common shares outstanding-used in computing basic earnings per share	7,361	7,233	7,113
Dilutive effect of stock options outstanding, using the treasury stock method	246	184	201
Shares used in computing diluted earnings per share	7,607	7,417	7,314

(q)	Stock Option Plans

Measurement of the cost of stock options granted is based on the grant-date fair value of each stock option granted using the Black-Scholes valuation model. The cost is then amortized to expense on a straight-line basis over each option’s requisite service period. The amortized expense of the stock option’s fair value has been included in salaries and employee benefits expense on the consolidated statements of earnings for the three years ended December 31, 2017, 2016 and 2015. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U. S. Treasury yield curve in effect at the time of the grant. Volatility was calculated using historical price changes on a monthly basis over the expected life of the option. The dividend yield was calculated using the annual projected cash dividends divided by the market value of the Company’s stock.

(r)	Fair Values of Financial Instruments

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair values hierarchy are recognized at the actual date of the event or circumstance that caused the transfer.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(s)	Bank Owned Life Insurance

The Company purchased insurance on the lives of certain executives. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as the deferred compensation plan. Changes in the cash surrender value are recorded as other noninterest income in the consolidated statements of earnings.

(t)	Federal Home Loan Bank Borrowings

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

(u)	Comprehensive Earnings

Certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

(v)	Note Payable

The Company obtained a corporate loan with a five year term, for $6,000,000, payable at $50,000 principal monthly, plus interest, and is based on the 3-month LIBOR rate plus 4%.

(w)	Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity). FHLB stock is recorded at cost.

(x)	Reclassifications

Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or retained earnings.

(y)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-9, Revenue from Contracts with Customers. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 31, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, The FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The majority of the Company’s revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company adopted the new standard beginning January 1, 2018. The Company completed its analysis for determining the extent ASU 2014-09 will affect its noninterest income, primarily in the area of fees and service charges on deposit accounts. Based on the analysis performed, the Company did not have a material change in timing or measurement of revenues related to noninterest income. The Company will continue to evaluate the effect that this guidance will have on other revenue steams within its scope, as well as changes in disclosures required by the new guidance. However, the Company does not expect this to have a material impact on the Company’s consolidated financial statements.

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

In February 2016 FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although an estimate of the impact on the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related liability to be recorded on the consolidated balance sheet due to the number of branch facilities that are subject to a formal Lease agreement.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606); Principal versus agent considerations (reporting revenue gross versus net). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has reviewed all our customer relationships in order to determine whether an agency relationship exists and if it does, whether the Company needed to change the way we recognize income related to these relationships. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 was effective for the Company on January 1, 2017 and did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230; Classification of Certain Cash Receipts and Cash Payments. This ASU update addresses eight cash flow classification issues related to: debt prepayment or debt extinguishment costs; settlement of zero coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the payment of insurance claims; proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principal. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

In May 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). Scope of Modification Accounting. This update was issued in order to provide clarity regarding accounting for changes to terms and conditions of share-based payment awards. This amendment requires a company to account for the effects of a share based payment award modification unless (i) the fair value of the modified award is the same as the original award; (ii) the vesting of the modified award is the same as the original award; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the original award. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update was issued in order to improve the financial reporting of hedging relationships and to portray the economic results of an entity’s risk management activities in a manner that is easier to understand. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

In February 2018, FASB issued 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The Update was issued in order to allow a reclassification from accumulated other comprehensive income to retained earnings in order to eliminate the “stranded” tax effects resulting from the federal income tax rate reduction contained in the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax law or rates to be included in income from continuing operations is not affected. For all business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption for public business entities for which financial statements have not yet been issued is allowed. The adoption of this Update is expected to result in a reduction in retained earnings of approximately $165,000.

(2)	Agreement and Plan of Merger and Reorganization

On December 11, an Agreement and Plan of Merger and Reorganization (the “Agreement”) was entered into between FNB Bancorp and TriCo Bancshares whereby FNB Bancorp agreed to be merged with and into TriCo Bancshares, with TriCo as the surviving corporation in the merger. Immediately following the merger, First National Bank of Northern California will merge with and into Tri Counties Bank (“TriCo”), with TriCo as the surviving bank. The respective boards of both FNB Bancorp and TriCo Bancshares have approved the merger, but the merger must still receive shareholder and regulatory approval to proceed. Under the terms of the agreement, so long as the market price of TriCo Bancshares stays within prescribed limits, shareholders of FNB Bancorp will exchange each of their FNB Bancorp shares for 0.98 shares of TriCo Bancshares. The upcoming FNB Bancorp shareholder meeting where shareholders of record will be asked to vote on this merger is expected to occur in April 2018 with the merger closing date expected sometime in either May or June 2018.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(3)	Acquisition

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

America
California
Bank
September 4,
(In thousands)	2015
Assets acquired:
Cash and due from banks, net of cash paid	$10,855
Loans	92,962
Premises and equipment, net	62
Bank owned life insurance	2,971
Goodwill	2,739
Core deposit intangible	727
Other assets	4,803
Total assets acquired	$115,119

Liabilities assumed:
Noninterest-bearing deposits	$14,500
Interest-bearing deposits	75,626
Other liabilities	3,493
Total liabilities assumed:	93,619
Merger consideration (all cash)	$21,500
66

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

America
California
Bank
September 4,
(In thousands)	2015
Book value of net assets acquired from
America California Bank	$18,138

Fair value adjstments:
Loans	2,171
Core deposit intangible asset	727
Time deposits	(1,732)
Other liabilities	(243)
Total purchase accounting adjustments	19,061

Deferred tax liabilities	(300)
Fair value of net assets acquired from America California Bank	$18,761

Merger consideration	21,500
Less fair value of net assets acquired	(18,761)
Goodwill	$2,739

As a result of this acquisition, the Company recorded $2.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill reflects the expected value created through the combination of the Company and the acquired company. The entire amount of recorded goodwill in the America California Bank acquisition is expected to be deductible. In the case of the America California Bank acquisition, the Company gains greater customer relationships to the Asian community in San Francisco, we can increase the borrowing to loan customers due to higher loan borrower concentration limits, and we leverage our capital to help improve our return on equity. At December 31, 2017 and 2016, management determined that the market value of our Company exceeded our carrying value; therefore, there was no goodwill impairment. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date:

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

December 31, 2017, 2016 and 2015

Non-credit-impaired loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate to the expected cash flows. Aggregation factors, considered included in the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing.

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits

					2022
					and
In thousands	2018	2019	2020	2021	later	Total
Core deposit intangible amortization	$1	$66	$45	$29	$174	$315

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

The following table presents America California Bank’s revenue and earnings included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2015 on a pro forma basis as if the acquisition date had been December 31 in the year before the pro forma year presented. This pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods.

Pro Forma Revenue and Earnings
		Net
(in thousands)	Revenue	Earnings
Actual from September 5, 2015 to December 31, 2015 for America California Bank only	$1,889	$734

2015 supplemental pro forma of the combined entity for the year ended December 31, 2015	42,749	9,458
68

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. The Bank incurred one-time third-party acquisition related expenses in the consolidated statement of comprehensive earnings during 2015 as follows:

December 31,
(in thousands)	2015

Data processing expense	$515
Occupancy expense	342
Surety insurance	35
Equipment expense	2
Total	$894

(4)	Restricted Cash Balance

Cash and due from banks includes balances with the Federal Reserve Bank of San Francisco (the FRB). The Bank is required to maintain specified minimum average balances with the FRB, based primarily upon the Bank’s deposit balances. As of December 31, 2017, and 2016, the Bank maintained deposits in excess of the FRB reserve requirement, which was $0 and $1,810,000, respectively.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(5)	Securities Available-for-Sale

The amortized cost and fair values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
December 31, 2017:
U.S. Treasury securities	$1,989	$—	$(14)	$1,975
Obligations of U.S. government agencies	42,247	10	(434)	41,823
Mortgage-backed securities	121,087	421	(1,716)	119,792
Asset-backed securities	3,734	—	(48)	3,686
Obligations of states and political subdivisions	150,724	1,325	(946)	151,103
Corporate debt	37,409	199	(130)	37,478
	$357,190	$1,955	$(3,288)	$355,857

December 31, 2016:
U.S. Treasury securities	$977	$10	$—	$987
Obligations of U.S. government agencies	60,773	112	(340)	60,545
Mortgage-backed securities	85,709	397	(1,822)	84,284
Obligations of states and political subdivisions	151,988	1,458	(1,828)	151,618
Corporate debt	63,277	121	(727)	62,671
	$362,724	$2,098	$(4,717)	$360,105

At December 31, 2017, there were 65 securities in an unrealized loss position for greater than 12 consecutive months, and 135 securities in an unrealized loss position for under 12 months. At December 31, 2016, there were no securities in an unrealized loss position for greater than 12 consecutive months, and 227 securities in an unrealized loss position for under 12 months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired at December 31, 2017 and 2016. The unrealized losses are due solely to interest rate changes, and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments resulting from interest rate declines prior to the earliest of forecasted recovery or the maturity of the underlying investment security.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2017:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$1,975	$(14)	$—	$—	$1,975	$(14)
Obligations of U.S. government agencies	22,364	(195)	16,461	(236)	38,825	(434)
Mortgage-backed securities	46,515	(424)	38,003	(1,292)	84,518	(1,716)
Asset-backed securities	3,685	(48)	—	—	3,685	(48)
Obligations of states and political subdivisions	46,919	(460)	15,243	(486)	62,162	(946)
Corporate debt	13,255	(112)	1,982	(18)	15,237	(130)
Total	$134,713	$(1,253)	$71,689	$(2,032)	$206,402	$(3,288)

	Total	< 12 Months	Total	12 Months or >	Total	Total
December 31, 2016:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	36,828	(340)	—	—	36,828	(340)
Mortgage-backed securities	67,990	(1,822)	—	—	67,990	(1,822)
Obligations of states and political subdivisions	84,728	(1,828)	—	—	84,728	(1,828)
Corporate debt	41,012	(727)	—	—	41,012	(727)
Total	$230,558	$(4,717)	$—	$—	$230,558	$(4,717)
71

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The amortized cost and fair value of debt securities as of December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Available for sale:
Due in one year or less	$12,653	$12,647
Due after one year through five years	190,357	190,119
Due after five years through ten years	96,147	95,999
Due after ten year	58,033	57,092
	$357,190	$355,857

At December 31, 2017 and 2016, securities with an amortized cost of $131,613,000 and $116,240,000, and fair value of $130,546,000 and $115,315,000, respectively, were pledged as collateral for public deposits and for other purposes required by law.

During the years ended December 31, 2107, 2016, and 2015 there were no investment securities that were sold for a loss. The investment securities sold totaled $34,056,000, $43,647,000 and $16,017,000 resulting in a pretax gain on sale of $210,000, $438,000 and $339,000 for the twelve months ended December 31, 2017, 2016, and 2016, respectively.

The following table summarizes Other Equity Securities Outstanding:

(Dollar amounts in thousands)	December 31,	December 31,
Equity Securities	2017	2016
Federal Home Loan Bank stock	$5,969	$5,613
Federal Reserve Bank stock	1,273	1,268
Pacific Coast Bankers Bank stock	145	145
Texas Independent Bank stock	176	176
Community Bank of the Bay stock	4	4
Totals	$7,567	$7,206

These investments are carried at cost and evaluated periodically for impairment. Federal Home Loan Bank and FRB stock can be redeemed at par by the government agencies. These securities cannot be sold to other investors. Management reviews the financial statements, credit rating and other pertinent financial information of these entities to determine if impairment has occurred. So long as there is sufficient evidence to support the ability of these entities to continue to redeem their stock, management believes these securities are not impaired.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(6)	Loans

Loans are summarized as follows at December 31:

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2017
Commercial real estate	$401,157	$55,835	$—	$456,992
Real estate construction	35,206	—	—	35,206
Real estate multi-family	91,642	13,496	—	105,138
Real estate 1 to 4 family	160,425	13,051	—	173,476
Commercial & industrial	52,270	3,457	—	55,727
Consumer loans	14,057	—	—	14,057
Gross loans	754,757	85,839	—	840,596
Net deferred loan fees	(659)	—	—	(659)
Allowance for loan losses	(10,171)	—	—	(10,171)
Net loans	$743,927	$85,839	$—	$829,766

				Total
	FNB			Balance
	Bancorp			December 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2016
Commercial real estate	351,261	68,736	1,225	421,222
Real estate construction	43,683	—	—	43,683
Real estate multi-family	90,763	15,200	—	105,963
Real estate 1 to 4 family	153,843	16,680	—	170,523
Commercial & industrial	40,140	8,734	—	48,874
Consumer loans	3,533	—	—	3,533
Gross loans	683,223	109,350	1,225	793,798
Net deferred loan fees	(1,142)	—	—	(1,146)
Allowance for loan losses	(10,167)	—	—	(10,167)
Net loans	671,914	109,350	1,225	782,485

Note: PNCI means Purchased, Not Credit Impaired. PCI means Purchased, Credit Impaired. These designations are assigned to the purchased loans on their date of purchase. Once the loan designation has been made, each loan will retain its designation for the life of the loan.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

December 31, 2017, 2016 and 2015

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

	Recorded Investment in Loans at December 31, 2017

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	family	family	& industrial	Consumer	Total
Loans:
Ending balance	$456,992	$35,206	$105,138	$173,476	$55,727	$14,057	$840,596

Ending balance: individually evaluated for impairment	$6,530	$814	$—	$2,750	$860	$—	$10,954

Ending balance: collectively evaluated for impairment	$450,462	$34,392	$105,138	$170,726	$54,867	$14,057	$829,642
75

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	Recorded Investment in Loans at December 31, 2016

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	family	family	& industrial	Consumer	Total
Loans:
Ending balance	$421,222	$43,683	$105,963	$170,523	$48,874	$3,533	$793,798

Ending balance: individually evaluated for impairment	$10,023	$843	$—	$3,530	$1,065	$—	$15,461

Ending balance: collectively evaluated for impairment	$411,199	$42,840	$105,963	$166,993	$47,809	$3,533	$778,337

	Recorded Investment in Loans at December 31, 2015

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	family	family	& industrial	Consumer	Total
Loans:
Ending balance	$399,993	$44,816	$63,597	$171,964	$52,033	$1,574	$733,977

Ending balance: individually evaluated for impairment	$11,292	$2,154	$—	$4,218	$1,782	$—	$19,446

Ending balance: collectively evaluated for impairment	$388,701	$42,662	$63,597	$167,746	$50,251	$1,574	$714,531
76

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

A summary of impaired loans, the related allowance for loan losses, average investment and income recognized on impaired loans follows. The following tables include originated and purchased non-credit impaired loans.

Impaired Loans
As of and for the year ended December 31, 2017

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$5,785	$5,785	$—	$8,317	$212
Commercial real estate construction	—	—	—	520	22
Real estate multi-family	—	—	—	764	12
Residential- 1 to 4 family	464	464	—	561	21
Commercial and industrial	115	115	—	117	7
Consumer	—	—	—	—	—
Total	6,364	6,364	—	10,279	274

With an allowance recorded
Commercial real estate	$745	$745	$15	$2,294	$72
Commercial real estate construction	814	814	4	556	52
Residential- 1 to 4 family	2,286	2,286	318	1,503	69
Commercial and industrial	745	745	72	841	—
Consumer	—	—	—	—	—
Total	4,590	4,590	409	5,194	193

Total
Commercial real estate	$4,182	$4,182	$15	$10,611	$284
Commercial real estate construction	814	814	4	556	74
Real estate multi-family	—	—	—	764	12
Residential- 1 to 4 family	2,750	2,750	318	2,064	90
Commercial and industrial	860	860	72	958	7
Consumer	—	—	—	—	—
	$10,954	$10,954	$409	14,953	$467
77

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Impaired Loans
As of and for the year ended December 31, 2016

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$8,516	$9,026	$—	$9,730	$716
Commercial real estate construction	843	843	—	857	53
Residential- 1 to 4 family	678	678	—	685	—
Commercial and industrial	120	120	—	322	25
Total	10,157	10,667	—	11,594	794

With an allowance recorded
Commercial real estate	$1,507	$1,507	$50	$1,528	$89
Residential- 1 to 4 family	2,852	2,852	442	3,202	157
Commercial and industrial	945	945	96	1,240	1
Total	5,304	5,304	588	5,970	247

Total
Commercial real estate	$10,023	$10,533	$50	$11,258	$805
Commercial real estate construction	843	843	—	857	53
Residential- 1 to 4 family	3,530	3,530	442	3,887	157
Commercial and industrial	1,065	1,065	96	1,562	26
	$15,461	$15,971	$588	$17,564	$1,041

78

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Impaired Loans
As of and for the year ended December 31, 2015

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
(Dollar amounts in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$8,169	$9,271	$—	$8,379	$282
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	457	457	—	460	36
Commercial and industrial	524	524	—	731	27
Total	11,304	12,589	—	11,834	475

With an allowance recorded
Commercial real estate	$2,634	$2,638	$96	$2,664	$160
Residential- 1 to 4 family	3,761	3,782	479	3,786	149
Commercial and industrial	1,258	1,497	182	1,484	7
Total	7,653	7,917	757	7,934	316

Total
Commercial real estate	$10,803	$11,909	$96	$11,043	$442
Commercial real estate construction	2,154	2,337	—	2,264	130
Residential- 1 to 4 family	4,218	4,239	479	4,246	185
Commercial and industrial	1,782	2,021	182	2,215	34
	$18,957	$20,506	$757	$19,768	$791

There has been no additional impairment recognized on previous credit impairment loans subsequent to acquisition. Not all impaired loans are in a nonaccrual status. The majority of the difference between impaired loans and nonaccrual loans represents loans that are restructured and performing under modified loan agreements, and where principal and interest is considered to be collectible.

79

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The following is a summary of non-accrual loans outstanding as of December 31, 2107 and 2016:

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	December 31,	December 31,
	2017	2016
Commercial real estate	$731	$5,553
Real estate 1 to 4 family	464	149
Commercial & industrial	745	945
Total	$1,940	$6,647

Interest income on impaired loans of $374,000, $1,041,000 and $791,000 was recognized based upon cash payments received in 2017, 2016, and 2015, respectively. The amount of interest on impaired loans not collected in 2017, 2016 and 2015, was $6,000, $569,000 and $460,000, respectively. The cumulative amount of unpaid interest on impaired loans was $22,000, $3,973,000 and $3,405,000 at December 31, 2017, 2016 and 2015, respectively.

The following is a summary of the total outstanding principal of troubled debt restructurings as of December 31, 2017 and 2016:

	Total troubled debt restructurings outstanding at year end
(dollars in thousands)	December 31, 2017			December 31, 2016
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$3,451	$646	4,097	$4,466	$4,494	8,960
Real estate construction	—	—	—	—	—	—
Real estate 1 to 4 family	2,286	$464	2,750	3,381	—	3,381
Commercial & industrial	115	746	861	120	902	1,022
Total	$5,852	$1,856	$7,708	$7,967	$5,396	$13,363

Modifications
For the Year Ended December 31, 2017
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	1	$646	$646
Total	1	$646	$646
80

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Modifications
For the Year Ended December 31, 2016
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	2	$3,527	$3,527
Total	2	$3,527	$3,527

Modifications
For the Year Ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollar amounts in thousands)
Commercial real estate	1	$472	$472
Total	1	$472	$472

During the years ended December 31, 2017, 2016 and 2015, no loans defaulted within twelve months following the date of restructure. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

81

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Allowance for Credit Losses
As of and For the Year Ended December 31, 2017

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,392	$617	$389	$2,082	$650	$37	$10,167
Charge-offs	(91)	—	—	—	(39)	(8)	(138)
Recoveries	8	—	—	175	319	—	502
(Recovery of) / provision for loan losses	(814)	(229)	1,107	(249)	(490)	315	(360)
Ending balance	$5,495	$388	$1,496	$2,008	$440	$344	$10,171

Ending balance: individually evaluated for impairment	$15	$4	$—	$318	$72	$—	$409
Ending balance: collectively evaluated for impairment	$5,480	$384	$1,496	$1,690	$368	$344	$9,762
82

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Allowance for Credit Losses
As of and For the Year Ended December 31, 2016

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$6,059	$589	$243	$2,176	$853	$50	$9,970
Charge-offs	—	—	—	(36)	(164)	(18)	(218)
Recoveries	8	—	—	53	204	—	265
Provision for / (recovery of) loan losses	325	28	146	(111)	(243)	5	150
Ending balance	$6,392	$617	$389	$2,082	$650	$37	$10,167

Ending balance: individually evaluated for impairment	$50	$—	$—	$442	$96	$—	$588
Ending balance: collectively evaluated for impairment	$6,342	$617	$389	$1,640	$554	$37	$9,579
83

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Allowance for Credit Losses
As of and For the Year Ended December 31, 2015

(Dollar amounts in thousands)			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real estate	Construction	family	family	& industrial	Consumer	Total
Allowance for credit losses

Beginning balance	$5,549	$849	$206	$1,965	$1,073	$58	$9,700
Charge-offs	—	—	—	(45)	—	(36)	(81)
Recoveries	576	—	—	15	60	5	656
(Recovery of) / provision for loan losses	(66)	(260)	37	241	(280)	23	(305)
Ending balance	$6,059	$589	$243	$2,176	$853	$50	$9,970

Ending balance: individually evaluated for impairment	$96	$—	$—	$479	$182	$—	$757
Ending balance: collectively evaluated for impairment	$5,963	$589	$243	$1,697	$671	$50	$9,213
84

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The following is a summary of the aging analysis of loans outstanding at December 31, 2017 and 2016:

Age Analysis of Past Due Loans
As of December 31, 2017
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$989	$597	$—	$1,586	$399,571	$401,157
Real estate construction	—	—	—	—	35,206	35,206
Real estate multi family	—	2,348	—	2,348	89,294	91,642
Real estate 1 to 4 family	1,603	1,082	464	3,149	157,276	160,425
Commercial & industrial	69	250	745	1,064	51,206	52,270
Consumer	52	—	—	52	14,005	14,057
	$2,713	$4,277	$1,209	$8,199	$746,558	$754,757
Purchased
Not credit impaired
Commercial real estate	$—	$85	$—	$85	$55,750	$55,835
Real estate multi-family	—	—	—	—	13,496	13,496
Real estate 1 to 4 family	—	—	—	—	13,051	13,051
Commercial & industrial	—	—	—	—	3,457	3,457
Total	$—	$85	$—	$85	$85,754	$85,839

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
85

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Age Analysis of Past Due Loans
As of December 31, 2016
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$835	$2	$—	$837	$350,424	$351,261
Real estate construction	645	—	—	645	43,038	43,683
Real estate multi family	—	—	—	—	90,763	90,763
Real estate 1 to 4 family	1,365	61	74	1,500	152,343	153,843
Commercial & industrial	241	—	945	1,186	38,954	40,140
Consumer	—	—	—	—	3,533	3,533
	$3,086	$63	$1,019	$4,168	$679,055	$683,223

Purchased
Not credit impaired
Commercial real estate	$1,869	$1,909	550	4,328	64,408	68,736
Real estate multi-family	—	—	—	—	15,200	15,200
Real estate 1 to 4 family	—	—	75	75	16,605	16,680
Commercial & industrial	285	—	—	285	8,449	8,734
Total	$2,154	$1,909	$625	$4,688	$104,662	$109,350

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$1,225	$1,225
Real estate construction	—	—	—	—	—	—
Real estate multi-family	—	—	—	—	—	—
Real estate 1 to 4 family	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,225	$1,225
86

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

87

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The following is a summary of the credit quality indicators in the loan portfolio as of December 31, 2017 and 2016:

	Credit Quality Indicators
	As of December 31, 2017

(Dollar amounts in thousands)		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$397,311	$—	$3,846	$—	$401,157
Real estate construction	34,392	—	814	—	35,206
Real estate multi-family	91,642	—	—	—	91,642
Real estate 1 to 4 family	159,881	—	544	—	160,425
Commercial & industrial	51,968	—	302	—	52,270
Consumer loans	14,057	—	—	—	14,057
Totals	$749,251	$—	$5,506	$—	$754,757

Purchased
Not credit impaired
Commercial real estate	$53,656	$873	$1,306	$—	$55,835
Real estate multi-family	13,496	—	—	—	13,496
Real estate 1 to 4 family	13,051	—	—	—	13,051
Commercial & industrial	3,457	—	—	—	3,457
Total	$83,660	$873	$1,306	$—	$85,839

Purchased
Credit impaired
Commercial real estate					$—
Total					$—
88

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

Purchased credit impaired loans are not included in the Company’s risk-rated methodology

89

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(7)	Other Real Estate Owned

A summary of the activity in the balance of foreclosed assets follows:

	Year ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Beginning foreclosed asset balance, net	$1,427	$1,026	$763
Additions/transfers from loans	1,817	—	—
Capitalized expenditures	56	401	263
Disposition/sales	—	—	—
Valuation adjustments	—	—	—
Ending foreclosed asset balance, net	$3,300	$1,427	$1,026
Ending valuation allowance	—	—	—
Ending number of foreclosed properties	2	2	1
Proceeds from sale of foreclosed properties	—	—	—
Loans to finance sale of foreclosed properties	—	—	—
Gain on sale of foreclosed properties	—	—	—

At December 31, 2017, there were two properties reported in other real estate owned. The first property was a commercial building located at 416 Browning Way, South San Francisco, California that had a net book balance of $1,483,000, $1,427,000 and $1,026,000 as of December 31, 2017, 2016 and 2015, respectively. This commercial property has toxic issues related to soil and water contamination related to the property’s use by previous owners. The building is fully leased on a triple net lease and the market value of the building, supported by appraisal and other market data, is greater than the net book value of the property. Remediation efforts to date include, but are not limited to, removal of contaminated soil around the building down to the water table, water detoxification treatments, drilling of water monitoring wells, obtaining air samples inside the building, and engaging in ongoing discussions with the San Francisco Bay Regional Water Quality Control Board (the “Water Board”) with the stated objective of obtaining a final approved remediation plan. The Bank has engaged a soil engineering and consulting company consultant to provide cost estimates related to the final clean-up costs that are expected to be incurred as part of any final remediation plan that would be acceptable to the Water Board. Those costs, along with reimbursable costs incurred by the Water Board, are expected to total approximately $725,000, but could vary depending on the extent of final remediation requirements and the time required to complete them. The Bank developed this cost estimate based on advice from its soil engineering expert and consulting company consultant and over six years of coordinated remediation efforts with the Water Board. The second property is an elderly care facility located in Lafayette, California that was acquired in November 2017 and has a net book balance of $1,817,000.

Subsequent to December 31, 2017, the other real estate owned property located at 416 Browning Way, South San Francisco, California was sold subject to a purchase and sale agreement between the Bank and the buyer of the property. Please see Note 23 – Subsequent Event for additional information.

90

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

(Dollar amounts in thousands)	2017	2016
Balance, beginning of year	$6,397	$3,988
Additions	4,093	2,474
Repayments	(678)	(65)
Balance, end of year	$9,812	$6,397

	2017	2016
Related party deposits	$3,670	$3,316
91

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(9)	Bank Premises, Equipment, and Leasehold Improvements

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are summarized as follows at December 31:

(Dollar amounts in thousands)	2017	2016
Buildings	$10,087	$10,099
Equipment & furniture	8,767	8,803
Leasehold improvements	1,428	1,496
	20,282	20,398
Accumulated depreciation and amortization	(15,702)	(15,275)
	4,580	5,123
Land	4,742	4,714
	$9,322	$9,837

Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 were $947,000, $1,051,000, and $1,098,000, respectively.

(10)	Deposits

The aggregate amount of time certificates, each with a minimum denomination of $250,000 or more, was $63,678,000 and $46,553,000 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of all time certificates of deposit are as follows:

(Dollar amounts in thousands)
Year ending December 31:	Under	$250,000
	$250,000	or more	Total
2018	$47,906	$49,908	$97,814
2019	20,423	12,461	32,884
2020	4,944	1,309	6,253
2021	967	—	967
2022	166	—	166
	$74,406	$63,678	$138,084
92

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(11)	Federal Home Loan Bank Advances

	As of December 31, 2017			As of December 31, 2016
	Maturity	Interest	Amount	Maturity	Interest	Amount
(Dollar amounts in thousands)	Date	Rate	Outstanding	Date	Rate	Outstanding
FHLB Overnight Advance		—	$—	01/03/17	0.61%	$10,000
FHLB Term Advance		—	—	01/05/17	0.55%	7,000
FHLB Term Advance	01/02/18	1.35%	15,000	01/09/17	0.49%	7,000
FHLB Term Advance	01/04/18	1.39%	10,000	01/27/17	0.63%	11,000
FHLB Term Advance	01/22/18	1.49%	10,000	01/30/17	0.63%	6,000
FHLB Term Advance	01/29/18	1.49%	20,000	01/30/17	0.61%	10,000
FHLB Term Advance	01/29/18	1.49%	20,000	02/28/17	0.67%	20,000
Totals			$75,000			$71,000

At December 31, 2017, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $508,861,000 of which $433,861,000 was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

(12)	Commitments and Contingencies

Operating Lease Commitments

The Bank leases a portion of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2024. Some of these leases provide that the Bank pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises.

The minimum rental commitments under the operating leases as of December 31, 2017 are as follows:

(Dollars in thousands)
2018	$1,150
2019	895
2020	806
2021	806
2022	806
Thereafter	528
$4,991

Total rent expense for operating leases was $1,121,000, $1,127,000 and $1,092,000, in 2017, 2016, and 2015, respectively.

Legal Commitments

The Bank is engaged in various lawsuits either as plaintiff or defendant in the ordinary course of business and, in the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits does not expect to have a material effect on the Bank’s financial condition or results of operations.

93

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(13)	Salary Deferral 401(k) Plan

The Company maintains a salary deferral 401(k) plan covering substantially all employees, known as the FNB Bancorp Savings Plan (the “Plan”). The Plan allows employees to make contributions to the Plan up to a maximum allowed by law, and the Company’s contribution is discretionary. Beginning in 2008, the Board approved a safe harbor election related to the Plan which requires the Company to contribute 3% of qualifying employees’ wages as a profit sharing contribution. The Bank’s accrued contribution to the Plan on the safe harbor basis for the years ended December 31, 2017, 2016, and 2015 was $366,000, $375,000, and $355,000, respectively.

(14)	Salary Continuation and Deferred Compensation Plans

The Company maintains Salary Continuation Agreements for certain Executive officers. Executives participating in the Salary Continuation Plan are entitled to receive a monthly payment for a period of twenty years beginning six months after their retirement. The Company accrues the present value of such post-retirement benefits over the individual’s employment period. The Salary Continuation Plan expense for the years ended December 31, 2017, 2016, and 2015 was $1,838,000, $1,860,000 and $1,786,000, respectively. Accrued compensation payable under the salary continuation plan totaled $8,270,000 and $6,659,000 at December 31, 2017 and 2016, respectively. All salary continuation agreements are fully vested and accrued for as of December 31, 2017.

Beginning January 1, 2015 and for all subsequent periods the Company elected to utilize straight line service cost amortization accounting. In December 2015, the current executive officers of the Bank and the Company’s Board of Directors agreed to amend and restate the salary agreements. The effect of these agreed upon amendments and restatements was to reduce the remaining time to retirement which accelerated the vesting and increased the service cost component of the Salary Continuation Agreement expense. Expense recognition was recorded using a straight line service cost amortization method. There was no change in benefit payment amounts recorded in 2017, 2016 or 2015.

The Deferred Compensation Plan allows eligible officers to defer annually their compensation up to a maximum 80% of their base salary and 100% of their cash bonus. The officers are entitled to receive distributions upon reaching a specified age, passage of at least five years or termination of employment. As of December 31, 2017 and 2016, the related liability included in accrued expenses and other liabilities on the consolidated balance sheets was $3,131,000 and $1,790,000, respectively.

94

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(15)	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, consists of the following:

(Dollar amounts in thousands)	2017	2016	2015
Current:
Federal	$4,991	$4,597	$2,929
State	2,131	2,249	1,321
	$7,122	$6,846	$4,250

Deferred:
Federal	$2,782	$(808)	$(158)
State	(597)	(342)	(728)
	2,185	(1,150)	(886)
Total provision for taxes	$9,307	$5,696	$3,364

The reason for the differences between the statutory federal income tax rate and the effective tax rates for the years ending December 31, are summarized as follows:

	2017	2016	2015
Statutory rates	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
Tax exempt Income for federal purposes	-5.1%	-7.1%	-8.2%
State taxes on income, net of federal benefit	5.0%	7.8%	3.4%
Benefits from low income housing credits	-1.3%	-1.6%	-2.3%
Stock based compensation	-0.9%	1.7%	2.0%
Tax Cut and Jobs Act rate reduction	14.9%	-%	-%
Other, net	-0.6%	-0.6%	0.2%
Effective tax rate	47.0%	35.2%	29.1%
95

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The tax effects of temporary differences giving rise to the Company’s net deferred tax asset are as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016	2015

Deferred tax assets
Allowance for loan losses	$3,295	$4,661	$4,470
Accrued salaries and officers compensation	3,130	3,717	2,770
Expenses accrued on books, not yet deductible in tax return	1,236	1,908	1,766
Depreciation	254	388	399
Net operating loss carryforward	824	1,069	1,335
Acquisition accounting differences	141	325	—
Unrealized depreciation on available-for-sale securities	394	1,074	—
	9,274	13,142	10,740

Deferred tax liabilities
Unrealized appreciation on available-for-sale securities	$—	$—	$1,075
State income taxes	713	1,156	1,070
Core deposit intangible	109	236	323
Expenses and credits deducted on tax return, not on books	314	933	754
Total deferred tax liabilities	1,136	2,325	3,222

Net deferred tax assets (included in other assets)	$8,138	$10,817	$7,518

As of December 31, 2017, management believes that it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the recorded benefits of these deductible differences.

On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act (the “Act”), which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, the Company has concluded that this Act caused a reduction in the net deferred tax asset and an increase in the income tax expense of the Company of approximately $3 million, as of December 31, 2017, due to the revaluation of the Company’s net timing differences at the lower statutory income tax rate.

96

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

(Dollars amounts in thousands)	December 31
	2017	2016
Financial instruments whose contract amounts represent credit risk:
Lines of credit	$131,737	$103,316
Other Commercial Commitments:
Undisbursed loan commitments	45,718	59,249
Mastercard/Visa lines	5,754	5,696
Standby Letters of credit	5,286	4,995
	$188,495	$173,256

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. As of December 31, 2017, there were financial standby letters of credit of $5,274,000 issued. The performance standby letters of credit are typically issued to municipalities as specific performance bonds.

As of December 31, 2017 there were performance letters of credit of $12,000,000 issued. The terms of the guarantees will expire in 2018. The Bank has experienced no draws on these letters of credit and does not expect to in the future. However, should a triggering event occur, the Bank either has collateral in excess of the letters of credit or embedded agreements of recourse from the customer.

97

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(17)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016. Management has also described the fair value techniques used by the Company to determine such fair value. During 2017 and 2016 there were no transfers of assets and liabilities that are valued using different valuation technologies.

Fair values established for available-for-sale investment securities are based on estimates of fair values quoted for similar types of securities with similar maturities, risk and yield characteristics. The following tables present the recorded amount of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$1,975	$1,975	$—	$—
Obligations of U.S.
Government agencies	41,823	—	41,823	—
Mortgage-backed securities	119,792	—	119,792	—
Asset-backed securities	3,686	—	3,686	—
Obligations of states and political subdivisions	151,103	—	151,103	—
Corporate debt	37,478	—	37,478	—
Total assets measured at fair value	$355,857	$1,975	$353,882	$—
98

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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
99

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2017, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$745	$—	$—	$745
Commercial real estate construction	814	—	—	814
Residential-1 to 4 family	2,286	—	—	2,286
Commercial and industrial	745	—	—	745
Other real estate owned	3,300	—	—	3,300
Total impaired assets measured at fair value	$7,890	$—	$—	$7,890

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2016, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$—	$—
Residential-1 to 4 family	67	—	—	67
Commercial and industrial	815	—	—	815
Other real estate owned	1,427	—	—	1,427
Total impaired assets measured at fair value	$2,309	$—	$—	$2,309
100

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

December 31, 2017, 2016 and 2015

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

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2017 and 2016:

December 31, 2017	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,353	$18,353	$18,353	$—	$—
Interest-bearing time deposits with financial institutions	130	130	—	130	—
Securities available for sale	355,857	355,857	1,975	350,196	—
Loans	829,766	811,382	—	—	811,382
Other equity securities	7,567	7,567	—	—	7,567
Accrued interest receivable	5,317	5,317	5,317	—	—

Financial liabilities:

Deposits	1,050,295	1,050,858	912,211	138,647	—
Federal Home Loan Bank advances	75,000	75,000	—	75,000	—
Note payable	3,750	3,750	—	3,750	—
Accrued interest payable	510	510	510	—	—

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,884	—	—	1,884
102

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

December 31, 2016	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,758	$15,758	$15,758	$—	$—
Interest-bearing time deposits with financial institutions	205	205	—	205	—
Securities available for sale	360,105	360,105	987	359,118	—
Loans	782,485	769,661	—	—	$769,661
Other equity securities	7,206	7,206	—	—	7,206
Accrued interest receivable	4,942	4,942	4,942	—	—

Financial liabilities:

Deposits	1,019,506	1,020,088	951,743	68,345	—
Federal Home Loan Bank advances	71,000	71,000	—	71,000	—
Note payable	4,350	4,350	—	4,350	—
Accrued interest payable	246	246	246

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,733	—	—	1,733

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

December 31, 2017, 2016 and 2015

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices.

The capital amounts and classification are also subject to qualitative judgments by the regulators about asset groupings, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and leverage capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017, that the Company and the Bank have met all regulatory capital requirements.

As of December 31, 2017, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The consolidated actual capital amounts and ratios of the Company and the Bank are presented in the following table:

				Required
				for Capital			To be Well-Capitalized
				Adequacy Purposes			Under Prompt Correction
Dollars in thousands				Effective January 1, 2017			Action Regulations
	At December 31, 2017
Regulatory Capital Ratios	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio(1)
Company	$115,364	9.09%	≥	$50,768	4.00	%(2)	N/A	N/A
Bank	117,180	9.23%	≥	50,768	4.00	%(2)	$63,460	5.00%
Tier 1 Common Equity Capital Ratio
Company	115,364	11.57%	≥	57,342	5.75	%(2)	N/A	N/A
Bank	117,180	11.75%	≥	57,342	5.75	%(2)	64,822	6.50%
Tier 1 Capital Ratio
Company	115,364	11.57%	≥	72,301	7.25	%(2)	N/A	N/A
Bank	117,180	11.75%	≥	72,301	7.25	%(2)	79,781	8.00%
Total Capital Ratio
Company	125,712	12.61%	≥	92,246	9.25	%(2)	N/A	N/A
Bank	127,528	12.79%	≥	92,246	9.25	%(2)	99,726	10.00%

(1)	The leverage ratio consists of Tier 1 Capital divided by the most recent quarterly average total assets, excluding certain intangible assets.
(2)	Includes 125% capital conservation buffer.

				Required
				for Capital			To be Well-Capitalized
				Adequacy Purposes			Under Prompt Correction
Dollars in thousands				Effective January 1, 2016			Action Regulations
	At December 31, 2016
Regulatory Capital Ratios	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio(1)
Company	$106,971	9.02%	≥	$47,443	4.000	%(2)	N/A	N/A
Bank	109,538	9.27%	≥	47,248	4.000	%(2)	$59,060	5.00%
Tier 1 Common Equity Capital Ratio
Company	106,971	11.32%	≥	48,441	5.125	%(2)	N/A	N/A
Bank	109,538	11.59%	≥	48,441	5.125	%(2)	61,437	6.50%
Tier 1 Capital Ratio
Company	106,971	11.32%	≥	62,618	6.625	%(2)	N/A	N/A
Bank	109,538	11.59%	≥	62,618	6.625	%(2)	75,615	8.00%
Total Capital Ratio
Company	117,315	12.42%	≥	81,522	8.625	%(2)	N/A	N/A
Bank	119,882	12.68%	≥	81,522	8.625	%(2)	94,518	10.00%

(1)	The leverage ratio consists of Tier 1 Capital divided by the most recent quarterly average total assets, excluding certain intangible assets.
(2)	Includes 125% capital conservation buffer.

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Management believes that the Company and the Bank are both “well capitalized” by regulatory definitions for all required regulatory capital ratios, including leverage, Tier 1 common equity, Tier 1 risk based and total risk based capital requirements for all periods presented. The capital position of the Company is stable, composed primarily of common stock and retained earnings. Management believes that relations with our regulatory agencies are good, as evidenced by the regulatory approval received to purchase America California Bank.

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

Under these capital rules, the Bank is required to meet certain minimum capital requirements. The Bank will also be required to establish a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets to be phased in by 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

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

The Bank was required to comply with all capital requirements on December 31, 2017. The conservation buffer began to be phased-in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

(20)	Stock Option Plans

In 1997, the Board of Directors of the Bank adopted the First National Bank of Northern California 1997 stock option plan. Pursuant to the holding company reorganization effective March 15, 2002, the Bank stock option plan became the FNB Bancorp stock option Plan. In 2002, the Company adopted an incentive employee stock option plan known as the 2002 FNB Bancorp plan. In 2008, the Company adopted an incentive employee stock option plan known as the 2008 FNB Bancorp stock option plan. The plans allow the Company as of December 31, 2017 to grant options to employees covering 404,766 shares.

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

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The amount of compensation expense for options recorded in the years ended December 31, 2017, 2016, and 2015 was $418,000, $513,000 and $427,000, respectively. There was an income tax benefit related to stock option exercises for the year ended December 31, 2017 of $340,000 that was reflected as an excess income tax benefit. During 2016 and 2015, the tax benefit related to disqualified stock option exercises and non-qualified stock option exercises totaled $600,000 and $553,000, respectively. During 2016 and 2015, this tax benefit was reflected as an increase in common equity and a decrease in income taxes payable. The amount of unrecognized compensation expense related to non-vested options at December 31, 2017 was $947,000, and the remaining weighted average amortization period was 3.1 years. There were no new stock options granted during 2017.

The amount of total unrecognized compensation expense related to non-vested options at December 31, 2016 was $1,409,000, and the weighted average period it will be amortized over was 3.9 years. The assumptions for options granted in 2016 were as follows: dividend yield of 1.94% for the year; risk-free interest rate of 2.15%; expected volatility of 37%; expected life of 7.2 years. This resulted in a weighted average fair value of $7.43 per share. The amount of total unrecognized compensation expense related to non-vested options at December 31, 2015 was $1,061,000, and the weighted average period it will be amortized over is 4.0 years. The assumptions for options granted in 2015 were as follows: dividend yield of 1.96% for the year; risk-free interest rate of 2.14%; expected volatility of 41%; expected life of 8.9 years. This resulted in a weighted average option fair value of $2.72 per share.

A summary of option activity, adjusted for stock dividends and stock splits, issued under the 2008 FNB Bancorp Plan as of December 31, 2017 and changes during the year then ended is presented below.

			Weighted-
			Average
2008 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price/share	(in years)	per share
Outstanding at January 1, 2017	632,635	$13.99		$22.50
Granted	—	$—
Exercised	(164,389)	$10.71		$20.35
Forfeited or expired	(12,955)	$15.35
Outstanding at December 31, 2017	455,291	$15.14	6.4	$21.35
Exercisable at December 31, 2017	278,911	$13.20	5.6	$23.29
107

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The following supplemental information applies to the three years ended December 31:

2008 FNB Bancorp Plan
	2017	2016	2015
Options outstanding	455,291	632,635	586,344
Range of exercise prices/share	$3.53 to $20.95	$3.53 to $20.95	$3.53-$16.27
Weighted average remaining contractual life (in years)	6.4	6.9	7.0
Fully vested options	278,911	366,286	326,461
Weighted average exercise price/sh	$13.20	$11.35	$11.83
Aggregate intrinsic value	$6,496,216	$4,876,927	$4,307,190
Weighted average remaining contractual life (in years)	5.6	5.7	5.9

A summary of option activity, adjusted for stock dividends, under the 2002 FNB Bancorp Plan as of December 31, 2017 and changes during the year then ended is presented below.

Weighted-
Average
2002 FNB Bancorp Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price/share	(in years)	per share
Outstanding at January 1, 2017	28,555	$12.48		$24.01
Granted	—	$—
Exercised	(28,555)	$12.48		$14.14
Forfeited or expired	—	$—
Outstanding at December 31, 2017	—	$—	—	$—
Exercisable at December 31, 2017	—	$—	—	$—
108

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The following supplemental information applies to the three years ended December 31:

2002 FNB Bancorp Plan
	2017	2016	2015
Options outstanding	—	28,555	96,023
Range of exercise prices/share	$—	$12.48 to $12.48	$12.48 to $14.13
Weighted average remaining contractual life (in years)	—	0.5	0.9
Fully vested options	—	28,555	96,023
Weighted average exercise price/sh	$—	$12.48	$13.48
Aggregate intrinsic value	$—	$263,324	$547,108
Weighted average remaining contractual life (in years)	—	0.5	0.9
109

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

A summary of option activity, adjusted for stock dividends, under the 1997 FNB Bancorp Plan as of December 31, 2017 and changes during the year then ended is presented below.

Weighted-
Average
1997 First National Bank Plan		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(in years)	per share
Outstanding at January 1, 2016	16,616	$12.48		$9.15
Granted	—	$—
Exercised	(16,616)	12.48		$15.93
Forfeited or expired	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Exercisable at December 31, 2017	—	$—	—	$—

 The following supplemental information applies to the three years ended December 31

1997 FNB Bancorp Plan
	2017	2016	2015
Options outstanding	—	16,616	50,823
Range of exercise prices	$—	$12.48	$12.48
Weighted average remaining contractual life (in years)	—	0.5	1.5
Fully vested options	—	16,616	50,823
Weighted average exercise price/sh	$—	$12.48	$12.48
Aggregate intrinsic value	$—	$152,593	$340,094
Weighted average remaining contractual life (in years)	—	0.5	1.5
110

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(21)	Quarterly Data (Unaudited)

Per share amounts adjusted for stock splits and stock dividends

	2017
(Dollars in thousands)	First	Second	Third	Fourth
Interest income	$12,027	$12,378	$12,785	$13,028
Interest expense	835	946	1,032	1,058
Net interest income	11,192	11,432	11,753	11,970
Provision for loan losses	—	(140)	—	(220)
Net interest income, after provision for loan losses	11,192	11,572	11,753	12,190

Noninterest income	1,010	1,012	972	866
Noninterest expense	7,605	7,678	7,648	7,618
Earnings before income taxes	4,597	4,906	5,077	5,438
Provision for income taxes	1,508	1,555	1,766	4,478
Net earnings	$3,089	$3,351	$3,311	$960

Basic earnings per share	$0.42	$0.46	$0.45	$0.13
Diluted earnings per share	$0.41	$0.44	$0.43	$0.13

Per share amounts adjusted for stock splits and stock dividends.

111

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

	2016
(Dollars in thousands)	First	Second	Third	Fourth
Interest income	$11,565	$11,316	$11,122	$11,510
Interest expense	848	766	721	734
Net interest income	10,717	10,550	10,401	10,776
Provision for (recovery) of loan losses	75	75	—	—
Net interest income, after provision for loan losses	10,642	10,475	10,401	10,776

Non-interest income	1,134	1,036	1,102	1,323
Non-interest expense	7,787	7,649	7,513	7,743
Income before income taxes	3,989	3,862	3,990	4,356
Provision for income taxes	1,422	1,414	1,546	1,314
Net earnings	$2,567	$2,448	$2,444	$3,042

Basic earnings per share	$0.36	$0.34	$0.33	$0.42
Diluted earnings per share	$0.35	$0.33	$0.33	$0.41
112

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(22)	Condensed Financial Information of Parent Company

The parent company-only condensed balance sheets, condensed statements of earnings, and condensed statements of cash flows information are presented as of and for the years ended December 31, as follows:

FNB Bancorp	Condensed balance sheets
	December 31,
(Dollars in thousands)	2017	2016
Assets:
Cash and due from banks	$1,947	$1,795
Investments in subsidiary	121,096	112,881
Dividend receivable from subsidiary	964	739
Other assets	242	243
Total assets	$124,249	$115,658
Liabilities:
Dividend declared	$964	$739
Income tax payable to subsidiary	244	244
Note payable	3,750	4,350
Other liabilities	11	11
Total liabilities	4,969	5,344
Stockholders’equity	119,280	110,314
Total liabilities and stockholders’ equity	$124,249	$115,658

FNB Bancorp	Condensed statements of earnings
	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income:
Dividends from subsidiary	$3,634	$2,890	$2,439
Total income	3,634	2,890	2,439
Expense:
Interest on note payable	214	222	229
Other expense	317	135	128
Total expense	531	357	357
Income before income tax benefit and equity in undistributed earnings of subsidiary	3,103	2,533	2,082
Income tax benefit	—	—	(56)
Income before equity in undistributed earnings of subsidiary	3,103	2,533	2,138
Equity in undistributed earnings of subsidiary	7,608	7,968	6,059
Net earnings	$10,711	$10,501	$8,197
113

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

FNB Bancorp	Condensed statement of cash flows
	Years ended December 31,
(Dollars in thousands)	2017	2016	2015
Net earnings	$10,711	$10,501	$8,197
Decrease in income tax receivable from subsidiary	—	166	165
Net increase in dividend receivable and other assets	(224)	(90)	(163)
Net increase in other liabilities	565	—	147
Excess tax benefit from exercised stock options	(340)	(600)	(222)
Undistributed earnings of subsidiary	(7,608)	(8,044)	(6,059)
Stock-based compensation expense	418	513	427
Cash flows from operating activities	3,522	2,446	2,492
Investment in subsidiary	—	—	(882)
Cash flows from investing activities	—	—	(882)
Payment on note payable	(600)	(600)	(600)
Exercise of stock options	864	1,115	924
Excess tax benefit from exercised stock options	—	600	222
Dividends on common stock	(3,634)	(2,890)	(1,786)
Cash flows provided by financing activities	(3,370)	(1,775)	(1,240)
Net increase (decrease) in cash	152	671	370
Cash, beginning of year	1,795	1,124	754
Cash, end of year	$1,947	$1,795	$1,124

Non-cash investing and financing activities:
Accrued dividends	964	739	649
Stock dividend of 5%	—	7,850	6,663
114

FNB Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(23)	Subsequent Event

During 2017, the Company entered into a purchase and sale contract to sell the Company’s OREO property located at 416 Browning Way, South San Francisco, California. This property was acquired by the Company through foreclosure on July 12, 2011 and contained soil and ground water contamination in and around the property. The sale closed escrow on February 22, 2018 and the contract sales price of $2.8 million consisted of a down payment by the buyer of $1,600,000 as well as the Company providing the buyer a $1.2 million 15 year fully amortized loan at an interest rate of 4.25% fixed.

The purchase and sale contract required the Company to transfer title of the property to the buyer, and the buyer obtained all rights and responsibilities of ownership of the property including the right to the lease revenue generated by the tenant that currently leases the building. The Company retained the obligation to continue working with the Water Board to obtain and complete a final remediation plan for the property. Included in the sale agreement is the requirement that the Company set aside $500,000 in the form of a good faith deposit that is to be used to fund the ongoing efforts remediation efforts. If the Company spends more than $500,000, the Company is required to fund certain remediation costs beyond the initial $500,000 good faith deposit. Those costs along with reimbursable costs incurred by the Water Board are currently estimated to be approximately $725,000 by the Company’s soil engineering and consulting company consultant but could vary in the future depending on the extent of final remediation requirements and the time required to complete them.

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

115

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation, the principal executive officer and principal financial officer have concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework-2013” issued in 2013 by COSO, including disclosure controls and procedures, are effective to ensure that material information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Date: March 13, 2018

/s/ Thomas C. Mc Graw	/s/ David A. Curtis
Thomas C. Mc Graw	David A. Curtis
Chief Executive Officer	Principal Financial and Accounting Officer
116

The Report of Independent Registered Public Accounting Firm required to be furnished pursuant to this item is set forth in Item 8 and is incorporated by reference.

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

117

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the applicable information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14.

118

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

2.5	Agreement and Plan of Reorganization and Merger dated May 22, 2014 among FNB Bancorp, Valley Community Bank and First National Bank of Northern California (incorporated by reference to Form 8-K filed with the Commission on May 23, 2014).

2.6	Agreement and Plan of Reorganization and Merger, dated May 14, 2015 among FNB Bancorp, First National Bank of Northern California, America California Bank and ACB Interim Merger Corporation (incorporated by reference to Form 8-K filed with the Commission on May 15, 2015).

2.7	Agreement and Plan of Merger and Reorganization dated December 11, 2017 between TriCo Bancshares and FNB Bancorp (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2017.

**3.1	Articles of Incorporation of FNB Bancorp

3.2	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), of FNB Bancorp (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

3.4	Bylaws of FNB Bancorp (as amended through October 28, 2011) incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2011).
119

3.5	Certificate of Determination of Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

**4.1	Specimen of the Registrant’s common stock certificate.

4.2	Form of Certificate for the Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

4.3	Warrant for Purchase of Shares of Series B Preferred Stock (“Warrant”) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

4.4	Form of Certificate for the Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

4.5	Form of Certificate for the Series C Preferred Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

**10.1	Lease agreement dated April 24, 1995, as amended, for Eureka Square Branch Office of First National Bank of Northern California at Eureka Square Shopping Center, Pacifica, California.

10.2	(deleted)

10.3	(deleted)

10.4	(deleted)

10.5	(deleted)

10.6	(deleted)

10.7	(deleted)

10.8(a)	(deleted)

10.8(b)	(deleted)

**10.9	First National Bank Profit Sharing and 401(k) Plan dated August 26, 1969.*

**10.10	First National Bank Deferred compensation Plan dated November 1, 1997.*

**10.11	Salary Continuation Agreement between First National Bank of Northern California and Michael R. Wyman, dated December 20, 1996.*

**10.12	Salary Continuation Agreement between First National Bank of Northern California and Paul B. Hogan dated December 20, 1996.*

**10.13	Salary Continuation Agreement between First National Bank of Northern California and James B. Ramsey, dated December 23, 1999.*

**10.14	Form of Management Continuity Agreement signed on July 20, 2000, between First National Bank of Northern California and Jim D. Black, Charles R. Key and Anthony J. Clifford.*
120

10.15	(deleted)

**10.16	Communications Site Lease Agreement as amended dated March 30, 1999, between First National Bank of Northern California, as Lessor and Nextel of California, Inc., as Lessee, with respect to Redwood City Branch Office.

10.17	(deleted)
**10.18	Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated December 5, 2001.*

***10.19	First Amendment to Separation Agreement between First National Bank of Northern California and Paul B. Hogan, dated March 22, 2002.*

****10.20	FNB Bancorp Stock Option Plan (effective March 15, 2002).*

****10.21	FNB Bancorp Stock Option Plan, Form of Incentive Stock Option Agreement.*

****10.22	FNB Bancorp Stock Option Plan, Form of Nonstatutory Stock Option Agreement.*

*****10.23	FNB Bancorp 2002 Stock Option Plan (adopted June 28, 2002).*

*****10.24	FNB Bancorp 2002 Stock Option Plan, Form of Incentive Stock Option Agreement.*

*****10.25	FNB Bancorp 2002 Stock Option Plan, Form of Nonstatutory Stock option Agreement.*

******10.26	Lease Agreement dated August 13, 2003, for San Mateo Branch Office of First National Bank of Northern California, located at 150 East Third Avenue, San Mateo, California.

10.27	Salary Continuation Agreement and Split-Dollar Agreement for Jim D. Black (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.28	Salary Continuation Agreement and Split-Dollar Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2004).*

10.29	Amended and Restated Salary Continuation and Split-Dollar Agreement for James B. Ramsey (incorporated by reference from Exhibit 10.29 of the company’s current Report on Form 8-K filed with the Commission on September 10, 2004).*

*******10.30	Lease Agreement dated May 1, 2003 as amended by Assignment, Assumption and Consent Agreement for the Financial District Branch of First National Bank of Northern California located at 65 Post Street, San Francisco, California.

*******10.31	Lease Agreement dated July 1, 1999, as amended by Assignment, Assumption and Consent for the Portola Branch Office of First National Bank of Northern California located at 699 Portola Drive, San Francisco, California.

10.32	Amendment to Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.37 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*

10.33	Amendment to Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.38 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006).*
121

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

10.36	First National Bank Deferred Compensation Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.37	Amendment No. 5 to the First National Bank Profit Sharing and 401(k) Plan dated December 1, 2007 (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2008).*

10.38	Executive Supplemental Compensation Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

10.39	Split-Dollar Life Insurance Agreement between First National Bank of Northern California and David A. Curtis dated March 3, 2008 (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2008).*

********10.40	FNB Bancorp 2008 Stock Option Plan (adopted February 22, 2008).*

10.41	Second 409A Amendment to the Salary Continuation Agreement for Jim D. Black (incorporated by reference from Exhibit 99.66 to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008).*

10.42	Second 409A Amendment to the Salary Continuation Agreement for Anthony J. Clifford (incorporated by reference from Exhibit 99.67 to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008).*

10.43	Amendment to the Executive Supplemental Compensation Agreement for David A. Curtis (incorporated by reference from Exhibit 99.68 to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008).*

10.44	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the election of directors by the holder(s) of the Series A and Series B Preferred Stock (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.45	Letter Agreement, including Schedule A and Securities Purchase Agreement Standard Terms, dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury, with respect to the issuance and sale of the Series A and Series B Preferred Stock and the Warrant (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.46	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

122

10.47	Letter Agreement dated February 27, 2009, between FNB Bancorp and United States Department of the Treasury amending certain sections of the Securities Purchase Agreement Standard Terms (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).

10.48	Form of Compensation Modification Agreement and Waiver, dated February 27, 2009, executed by each of:

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
Executive Vice President and Chief Operating Officer
FNB Bancorp and First National Bank of Northern California

David A. Curtis Senior Vice President and Chief Financial Officer
FNB Bancorp and First National Bank of Northern California

Randy R. Brugioni
Senior Vice President and Senior Loan Officer
FNB Bancorp and First National Bank of Northern California

(incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2009).*

10.49	Lease agreement dated June 8, 1999, as amended August 18, 2009, for Linda Mar Branch Office of First National Bank of Northern California at Linda Mar Shopping Center, Pacifica, California (incorporated by reference from Form 10-K for 2009 filed with the Commission on March 24, 2010).

10.50	Sublease agreement dated as of September 20, 2010, between Wells Fargo Bank, N. A. as Sub landlord, and First National Bank of Northern California as Subtenant, for Chestnut Street Branch of First National Bank of Northern California (incorporated by reference from Form 10-K for 2010 filed with the Commission on March 28, 2011).

10.51	SBLF Securities Purchase Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury of the Treasury with respect to the Series C Preferred Stock (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

10.52	Letter Agreement dated September 15, 2011 between FNB Bancorp and the Secretary of the Treasury pertaining to the election of directors by the holder(s) of the Series C Preferred Stock (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

10.53	Letter Agreement dated September 15, 2011 between FNB Bancorp and the United States Department of the Treasury pertaining to the repurchase of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2011).

123

10.54	Lease Assumption and underlying lease agreement for the Guam Branch Office (incorporated by reference From Form 10-K for 2012 filed with the Commission on April 1, 2013).

10.55	Lease agreement dated February 8, 2013 between Dalum Corporation, Landlord, and First National Bank of Northern California, as Tenant, for the Battery Street Branch, at 130 Battery Street, San Francisco, CA, 94111 (incorporated by reference from Form 10-K for 2013 filed with the Commission on March 28, 2014).

10.56	Lease agreement dated August 7, 2013, between Eureka Square Shopping Center, L.P., as Landlord, and First National Bank of Northern California, as Tenant, for space to be occupied by the Bank’s ATM (incorporated By reference from Form 10-K for 2013 filed with the Commission on March 28, 2014).

10.57	Second Amendment dated August 12, 2013 to Lease between Song Development Inc., as Lessor, and First National Bank of Northern California, as Lessee, for premises at 150 East Third Street, San Mateo, CA, as the San Mateo Branch (incorporated by reference from Form 10-K filed with the Commission on March 28, 2014).

10.58	Loan Agreement, Promissory Note, Pledge and Security Agreements with Nexbank between FNB Bancorp, Maker, and Nexbank, Payee (incorporated by reference to Form 8-K filed with the Commission on March 28, 2014).

10.59	(deleted)

10.60	(deleted)

10.61

Memorandum of Mutual Agreement to Amend Certain Salary Continuation Agreements, dated December 18, 2015 between First National Bank of Northern California and Messrs. Black, Clifford, Curtis and Brugioni (incorporated by reference to Form 8-K filed with the Commission on December 18, 2015).*

10.62

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Thomas C. McGraw, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.63

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Jim D. Black, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.64

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Anthony J. Clifford, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.65

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and David A. Curtis, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.66

Amended and Restated Executive Supplemental Compensation Agreement including Schedule A (Accrued Liability Balance), between First National Bank of Northern California and Randy R. Brugioni, effective as of January 1, 2016 (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

124

10.67

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Thomas C. McGraw (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.68

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Jim D. Black (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.69

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Anthony J. Clifford (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.70

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and David A. Curtis (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.71

Amended and Restated Split Dollar Life Insurance Agreement dated May 27, 2016 between First National Bank of Northern California and Randy R. Brugioni (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.72

Amended and Restated Management Continuity Agreement dated May 27, 2016 between First National Bank of Northern California and Jim D. Black (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.73

Amended and Restated Management Continuity Agreement dated May 27, 2016 between First National Bank of Northern California and Anthony J. Clifford (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.74

Amended and Restated Management Continuity Agreement dated May 27, 2016 between First National Bank of Northern California and Charles R. Key (incorporated by reference to Form 8-K filed with the Commission on May 31, 2016).*

10.75

Form of Shareholder Agreement dated December 11, 2017 among the Directors and Executive Officers of FNB Bancorp and TriCo Bancshares (incorporated by reference from Exhibit A to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2017).

******14.0	Code of Ethics

21.1	The Registrant has one subsidiary, First National Bank of Northern California

23.1	Consent of Moss Adams LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
125

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*	Denotes management contracts, compensatory plans or arrangements.

**	Incorporated by reference to registrant’s Statement on Form S-4 filed with the Commission on December 12, 2001.

***	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March, 29, 2002.

****	Incorporated by reference to registrant’s Statement on Form S-8 (No. 333-91596) filed with the Commission on July 1, 2002.

*****	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-98293) filed with the Commission on August 16, 2002.

******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2004.

*******	Incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2006.

********	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 21, 2008.

An Annual Report for the fiscal year ended December 31, 2017, and Notice of Annual Meeting and Proxy Statement for the Company’s 2018 Annual Meeting will be mailed to security holders subsequent to the date of filing this report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

126

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: March 13, 2018	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Angelot	Chairwoman of the Board	March 13, 2018
Lisa Angelot	of Directors

/s/ Thomas C. McGraw	Director, Chief Executive	March 13, 2018
Thomas C. McGraw	Officer

/s/ David A. Curtis	Senior Vice President	March 13, 2018
David A. Curtis	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. Atwood
Thomas G. Atwood, D. D. S.	Director	March 13, 2018

/s/ Ronald R. Barels	Director	March 13, 2018
Ronald R. Barels, D.D.S.

/s/ Merrie Turner Lightner	Director	March 13, 2018
Merrie Turner Lightner

/s/ Michael Pacelli	Director	March 13, 2018
Michael Pacelli

/s/ Edward J. Watson	Director and Secretary	March 13, 2018
Edward J. Watson

/s/ Jim D. Black	Director and President	March 13, 2018
Jim D. Black

/s/ Anthony J. Clifford	Director and Executive	March 13, 2018
Anthony J. Clifford	Vice President and Chief
Operating Officer
127