Form 10-K/A
period 2017-12-31
FNB BANCORP/CA/
filed 2018-04-20
CIK 1163199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017, or

☐	Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

Commission File No. 000-49693

FNB BANCORP

(Exact name of registrant as specified in its charter)

California	91-2115369
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

975 El Camino Real, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (650) 588-6800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	Nasdaq Global Select Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $102,868,236

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 9, 2018

No par value Common Stock – 7,477,518 shares outstanding.

Explanatory Note

FNB Bancorp is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 14, 2018, by providing Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. As a result of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) entered into between the Company and TriCo Bancshares on December 11, 2017, the Board of Directors of the Company has decided to postpone its 2018 annual meeting of shareholders, which means the Company’s proxy statement for its 2018 annual meeting of shareholders will not be filed with the Commission within 120 days after the end of the fiscal year as required for incorporation by reference.

The Merger Agreement was announced by the Company on December 11, 2017 and reported on the Company’s Form 8-K Current Report filed with the Commission on December 12, 2017 (the “Current Report”). Pursuant to the Merger Agreement, the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is set forth in the Current Report. The merger is expected to close in the second quarter of 2018, pending approvals by the shareholders of each of the Company and TriCo, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. TriCo has filed a registration statement on Form S-4 with the SEC containing a joint proxy statement/prospectus which the Company and TriCo intend to send to their respective shareholders, seeking approvals to consummate the merger.

In addition, in connection with the filing of this Form 10K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including certain currently dated officer certifications.

The remainder of our Annual Report of Form 10-K for the year ended December 31, 2017, filed with the Commission on March 14, 2018, remains the same.

2

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

See “Nominating Committee” under “CORPORATE GOVERNANCE – Committees of the Board of Directors” below for information regarding the evaluation of candidates for election to the Board of Directors.

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

		Positions Held		Shares Beneficially Owned as of March 9, 2018
Director and/or Executive Officer (1)	Age	With the Bank and Company	Director and/or Officer Since	Sole (2)	Shared (3)	% of Total	Note
Lisa Angelot	60	Chairwoman of the Board, Director	2010 for Bank and Company; 1999 for Bank and 2001 for Company	40,259	1,775	0.56%	(4)

Thomas C. McGraw	66	Chief Executive Officer, Director	1989 for Bank; 2001 for Company	62,298	348,138	5.49%	(5)

Thomas G. Atwood, D.D.S.	71	Director	2010 for Bank and Company	848,320	—	11.34%	(6)

Ronald R. Barels, D.D.S.	71	Director	2009 for Bank and Company	41,383	—	0.55%	(7)

Merrie Turner Lightner	62	Director	2007 for Bank and Company	15,752	2,434	0.24%	(8)

Michael Pacelli	69	Director	2006 for Bank and Company	19,676	—	0.26%	(9)

Edward J. Watson	69	Secretary, Director	2011 for Bank and Company; 1996 for Bank; 2001 for Company	42,004	10,548	0.70%	(10)

Jim D. Black	61	President, Director	2002 for Bank and Company	64,537	834	0.87%	(11)

Anthony J. Clifford	55	Executive Vice President and Chief Operating Officer, Director	2002 for Bank and Company	37,453	—	0.50%	(12)

David A. Curtis	59	Senior Vice President and Chief Financial Officer	2006 for Bank and Company	1,432	28,752	0.40%	(13)

Randy R. Brugioni	51	Senior Vice President and Chief Credit Officer	2002 for Bank and Company	52,291	17,476	0.93%	(14)
All directors and executive officers (11 persons) as a group				1,225,405	409,957	21.87%
(1)	This table is based on information supplied by Directors, Executive Officers, and Principal Shareholders. Percentages are based upon 7,477,518 shares outstanding as of March 9, 2018 plus the individual person’s exercisable options within 60 days of the same date.

(2)	The named persons exercise sole voting and investment power with respect to shares listed in this column.

(3)	The named persons share voting and investment power with respect to shares listed in this column.

(4)	Includes 1,609 shares held by Ms. Angelot as custodian for Katherine Brandenberger. A total of 687,952 shares are held by The Ricco Lagomarsino Trust, for which Ms. Angelot serves as one of the co-trustees. Ms. Angelot disclaims beneficial ownership of such shares. Includes 166 shares held by Ms. Angelot as Custodian for Eric Angelot. Includes 24,499 shares held directly by Ms. Angelot. Includes 15,760 shares of exercisable stock options under the Company’s various stock option plans.
4

(5)	Includes 313,778 shares held by the Thomas C. and Virginia K. McGraw Family Trust for which Mr. McGraw serves as co-trustee, and 34,360 shares in the name of Thomas C. and Virginia McGraw, trustees of the Thomas C & Virginia K McGraw Living Trust. Includes 2,325 shares in the name of Thomas C. McGraw. Includes 59,973 shares of exercisable stock options under the Company’s various stock option plans.

(6)	Includes 529,520 shares held directly by Mr. Atwood. Includes 308,994 shares held in his IRA.account. Includes 9,806 presently exercisable stock options under the Company’s various stock option plans.

(7)	Includes 27,278 shares held by Dr. Ronald R. Barels, Director. Includes 5,529 shares held in his IRA account. Includes 8,576 shares of presently exercisable stock options under the Company’s various stock option plans.

(8)	Includes 10,317 shares held by Ms. Merrie Turner Lightner. Includes 2,434 shares held as tenant in-common with her mother. Includes 5,435 shares of exercisable stock options under the Company’s various stock option plans.

(9)	Includes 11,100 shares held by Mr. Michael Pacelli. Includes 8,576 shares of exercisable stock options under the Company’s various stock option plans.

(10)	Includes 10,548 shares held by Edward J. and Elizabeth C. Watson, as Trustees for the Watson Family Trust. Includes 26,250 shares held in Mr. Watson’s IRA account. Includes 1,605 shares of exercisable stock options under the Company’s various stock option plans.

(11)	Includes 64,537 shares held in the name of Jim D. Black. Includes 136 shares held in the name of Jim and Lisa Black, as joint tenants. Includes 568 shares held in trust for Greg Black, and includes 130 shares held in trust for Janelle Black. Excludes 35,115 shares held in the Bank’s Deferred Compensation Trust.

(12)	Includes 33,415 shares held by Anthony J. Clifford. Includes 4,038 shares of exercisable stock options under the Company’s various stock option plans. Excludes 966 shares held in the Bank’s Deferred Compensation Trust.

(13)	Includes 72 shares held in the name of David A. and Esther Curtis. Includes 26,628 shares held by the Curtis Family Trust. Includes 1,432 shares held in David Curtis’s IRA account. Includes 52 shares held in spouse’s IRA account. Excludes 5,153 shares held in the Bank’s Deferred Compensation Trust.

(14)	Includes 49,224 shares held by Randy R. Brugioni. Includes 3,067 shares in his IRA account. Includes 15,562 shares in his spouse’s SEP IRA account. Includes 1,914 shares held by Randy and Bryn Brugioni as community property. Excludes 35,555 shares held in the Bank’s Deferred Compensation Trust.
5

The following table sets forth certain information as of the date hereof and includes information for the past five years with respect to each Director of the Company and the Bank and each executive officer named in the Summary Compensation Table in Item 11 below.

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
6

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

The Board assumes oversight responsibility for all areas of risk and risk management. The risks and management activities designed to mitigate those risks are discussed at length at monthly Board meetings. The Board of Directors has appointed a Risk Management/Compliance Committee which is chaired by Chief Risk/Compliance Officer Madeleine Lindsay, and includes outside directors Chairwoman Lisa Angelot, Director Ron Barels, Director Merrie Turner Lightner, Chief Executive Officer Thomas McGraw, President Jim Black, Chief Operating Officer Tony Clifford and Chief Financial Officer Dave Curtis. The Risk Management/Compliance Committee meets quarterly to monitor areas of risk within the Bank’s operation and the policies and procedures to mitigate these risks. The Compensation Committee considers risks that may result from our compensation programs. The Loan and Discount Committee focuses on risk related to credit, and the Audit Committee reviews and approves the annual plans for our external audits, and our internal monitoring and compliance functions. The Audit Committee also reviews and approves the annual assessment of our enterprise risk and considers any investigation appropriate to fulfilling its responsibilities and has direct access to all persons in the Company. The Board also assigns other specific risk-related assessment matters to the Audit Committee from time to time.

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

Committees of the Board of Directors

During 2017, the Company and First National Bank each had the same Board committees and director-members. Each committee meeting is conducted on behalf of the Company as well as the Bank, regardless of whether the subject may apply to both or only one entity. The committees and their members were as follows:

Audit Committee. The current members are Edward J. Watson, Chair; Thomas G. Atwood, D.D.S. and Merrie Turner Lightner. The members of the Audit Committee select and oversee the Company’s independent public accountants, analyze the results of internal and regulatory examinations and monitor the financial and accounting organization, reporting and controls. Each member of the Audit Committee is “independent” as defined under applicable NASDAQ listing rules. Edward J. Watson has been designated by the Board of Directors as an “audit committee financial expert” as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. Reference should be made to Item 14 below in this report for additional information regarding the functions of the Audit Committee. A copy of the Audit Committee Charter is available on the Company’s website at www.fnbnorcal.com under “Investor Relations.’

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

Membership and Meetings of the Board of Directors and its Committees

All members attended at least seventy-five percent (75%) of the meetings of the Board of Directors and their Committees during 2017. In addition, the Board of Directors held twelve (12) “executive sessions” which only the non-officer directors attended, each of whom is “independent” as defined under applicable NASDAQ listing rules.

The following table shows the members of the Board of Directors and the committees of the Board of Directors and the number of meetings held during 2017.

Name	Board	Audit	Compensation	Loan and Discount	Nominating	Compliance
Lisa Angelot	Chair		Chair	Chair	Member	Member
Thomas G. Atwood, D.D.S.	Member	Member		Member	Member
Ronald R. Barels, D.D.S.	Member		Member	Member	Member	Member
Jim D. Black	Member			Member	Member
Anthony J. Clifford	Member			Member	Member
Merrie Turner Lightner	Member	Member		Member	Member	Member
Thomas C. McGraw	Member			Member	Member
Michael Pacelli	Member		Member	Member	Member
Edward J. Watson	Member	Chair			Member
Bank Executive Management Team						Member
Number of 2017 meetings	12	4	6	44	1	2

Compensation of Directors

The Company became the holding company for the Bank, effective March 15, 2002. No separate fees were paid to the directors of the Company during 2017 for their attendance at meetings of the Board of Directors or for their attendance at meetings of the committees of the Board of Directors.

Each non-officer director of the Bank was paid $48,000 in fees for attending meetings of the Bank Board of Directors during 2017. Each non-officer director of the Bank is paid $4,000 per month and the aggregate amount of director fees paid by the Bank in 2017 was $288,000. Independent directors are eligible to participate in the FNB Bancorp 2008 Stock Option Plan as determined by the Board of Directors.

The following table is a summary of the compensation earned by the non-officer (independent) directors during 2017.

DIRECTOR COMPENSATION

			Change in
			Nonqualified
	Fees		Deferred
	Earned	Option	Compensation
	or Paid	Awards	Earnings
Name	in Cash	(1)	(2)	Total
Lisa Angelot	$48,000	$—	$—	$48,000
Thomas G. Atwood, D.D.S.	$48,000	$—	$—	$48,000
Ronald R. Barels, D.D.S.	$48,000	$—	$—	$48,000
Merrie Turner Lightner	$48,000	$—	$—	$48,000
Michael Pacelli	$48,000	$—	$—	$48,000
Edward J. Watson	$48,000	$—	$—	$48,000

(1) There were no stock option awards granted during 2017.

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

On March 15, 2002, the Company registered its Common Stock under Section 12(g) of the Exchange Act, at which time the Company’s directors, officers and any person who owned more than 10% of such Common Stock became subject to Section 16(a) of the Exchange Act. On April 11, 2017, the Company registered its Common Stock under Section 12(b) of the Exchange Act.

To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and any greater than 10% shareholders were complied with on a timely basis.

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

The compensation of the executive officers of the Bank is reviewed and approved annually by the Board of Directors, including a review of base salaries and a discretionary bonus plan based on performance objectives. This review by the Board of Directors considers the recommendations made by the Compensation Committee of the Board of Directors and may include input from knowledgeable sources outside the Board of Directors. At the Company’s annual meeting of shareholders held on June 15, 2016, the shareholders approved, on an advisory basis, the compensation paid to the Company’s executive officers. The favorable outcome of that “Say on Pay” proposal was taken into account by the Board of Directors and the Compensation Committee in determining the Company’s annual compensation policies and decisions.

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

FNB Bancorp Stock Option Plan. The Board of Directors of the Bank adopted the First National Bank of Northern California 1997 Stock Option Plan (the “Bank Stock Option Plan”), which was approved by the shareholders of First National Bank at the 1997 Annual Meeting, held on October 15, 1997. Pursuant to the holding company reorganization which became effective March 15, 2002, the Bank Stock Option Plan became the FNB Bancorp Stock Option Plan. As of December 31, 2017, no stock option contracts were outstanding under the FNB Bancorp Stock Option Plan.

FNB Bancorp 2002 Stock Option Plan. The Board of Directors of the Company adopted the FNB Bancorp 2002 Stock Option Plan (the “2002 Plan”) on June 28, 2002, which was approved by the shareholders at the 2003 Annual Meeting, held on May 14, 2003. Shares of Common Stock are no longer available for the grant of options pursuant to the 2002 Plan. As of December 31, 2017, there were no outstanding stock option contracts that were issued and outstanding from the 2002 Plan (as adjusted for the Company’s 2002 through 2017 stock dividends paid).

FNB Bancorp 2008 Stock Option Plan. The Board of Directors of the Company adopted the FNB Bancorp 2008 Stock Option Plan (the “2008 Plan”) on February 22, 2008, which was approved by the shareholders at the 2008 Annual Meeting, held on May 21, 2008, with a total of 380,000 shares at the start. An additional 350,000 shares were added to the 2008 Plan in 2015, pursuant to an amendment adopted by the Board of directors and then approved by the shareholders at the 2015 Annual Meeting. As of December 31, 2017, a total of 345,619 shares of Common Stock remained available for issuance pursuant to the 2008 Plan (after giving effect to stock dividends through December 31, 2017). The 2008 Plan provides for the grant of incentive stock options (“Incentive Options”) and non statutory stock options (“Non statutory Options”). The terms and provisions of the Plan are substantially the same as the FNB Bancorp 2002 Stock Option Plan.

As of December 31, 2017, a total of 455,291 shares of Common Stock were reserved for options previously issued under the 2008 Plan (as adjusted for the Company’s stock dividends paid in 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017). All such options granted and currently outstanding under the 2008 Plan are either incentive stock option or nonqualified stock option contracts. Incentive stock options vest at the rate of 20 percent per year over the period of 5 years from the date of grant and are exercisable for a period of 10 years from the grant date. Non-employee directors Angelot, Atwood, Barels, Lightner, Pacelli and Watson have been granted non-qualified stock options which were fully vested on the dates of grant and are exercisable over a period of 10 years from the grant dates.

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

FNB Bancorp Savings Plan. On August 26, 1969, the Bank established The First National Bank Profit Sharing and 401(k) Plan (the “Plan”) under provisions which allow the Bank to make a contribution on behalf of each eligible employee. The Plan is now called the “FNB Bancorp Savings Plan.” Each year, the Board of Directors of the Bank decides whether to make a profit sharing contribution to the Plan, and the amount of that contribution. The Plan is designated as a safe harbor plan, and the safe harbor contribution to the Plan for 2017 was approximately $346,000. Each participant in the Plan who is employed on the last day of the Plan year receives a share of that contribution based on the amount of his or her compensation. The accounts of the participants vest according to a schedule of years of service with the Bank. Mass Mutual acts as Trustee for the Profit Sharing Plan Trust, and the Trustee invests all the assets of the Plan in four common trust funds maintained by the Trustee. On January 1, 1998, the Plan was amended to allow any eligible employee to make voluntary contributions to the Plan, and to direct the investment of such voluntary contributions from a menu of available options. Both the profit sharing provisions and the employee contribution provisions are elements of the Plan. The profit and safe harbor contributions to the Savings Plan are funded by the Bank and are approved by the Board of Directors. The employee contribution element of the Plan is funded by the employee. By funding the safe harbor and the profit sharing element of the Plan and also allowing employees to make their own contributions to the Plan, the Company believes that all participants are motivated to contribute to the ongoing success of the Bank as measured by its growth in assets, deposits, loans, capital, earnings and profitability.

Deferred Compensation Plan. The Bank has established a Deferred Compensation Plan and participation is open to all officers of the Bank with the title of Vice President or higher, which includes the Named Executive Officers. The funds contributed to the Plan are those of the individual participants, and represent income earned and/or bonuses granted as an employee of the Bank. No funds of the Bank may be contributed to the Plan. The Deferred Compensation Plan was amended on July 29, 2016 to eliminate potential IRS code section 409A tax issues related to disability and change in control payments under the Plan. There were no changes in Plan Assets or Plan liabilities related to this Plan amendment. Additional information about the Deferred Compensation Plan is set forth below in this Item 11 and a summary of contributions, earnings and withdrawals in respect of the accounts of the Named Executive Officers, is set forth in the table named “2017 Nonqualified Deferred Compensation”.

Role of Management

The annual compensation recommendations made to the Board of Directors by the Compensation Committee are based on data and information gathered from sources outside the Company and the Bank and additional input provided to the members of the Compensation Committee by the executive officers. The executive officers of the Bank during 2017 were: Thomas C. McGraw, Chief Executive Officer; Jim D. Black, President; Anthony J. Clifford, Executive Vice President and Chief Operating Officer; David A. Curtis, Senior Vice President and Chief Financial Officer; and Randy R. Brugioni, Senior Vice President and Chief Credit Officer. Input provided to the Compensation Committee is compiled and coordinated on behalf of all executive officers by an Executive Management Group, composed of Messrs. McGraw, Black and Clifford, who consult with the other executive officers during this process. As already indicated, Messrs. McGraw, Black and Clifford are members of the Company and Bank Board of Directors, so they abstain from executive compensation decisions made by the Board.

Compensation Committee

The current members of the Compensation Committee of the Board of Directors are Lisa Angelot, Chair, Ron Barels and Mike Pacelli. Only independent members of the Board of Directors may serve on the Compensation Committee. Each current member of the Compensation Committee is “independent” as defined under applicable NASDAQ listing rules.

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

The Compensation Committee utilized independent compensation reports to assist in the analysis of compensation packages. The Compensation Committee reviewed bank performance, employee performance evaluations, and other compensation information to review and approve salary and bonus payments during 2017.

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

Compensation Committee Interlocks and Insider Participation

During 2017, Lisa Angelot, Ron Barels and Mike Pacelli served as members of the Compensation Committee of the Board of Directors. None of these members is or has been an executive officer or employee of the Company or the Bank, whether during 2017 or at any time since incorporation of the Company in 2001, and none of them has been a participant in any transaction or would be a participant to a currently proposed transaction with the Company or the Bank in which such member had or will have a direct or indirect material interest, except for any loans made by the Bank to such member in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable loans with persons not related to the Bank, and which loans did not involve more than the normal risk of collectability or present other unfavorable features. In addition, during 2017, no member of the Compensation Committee or any executive officer of the Company or the Bank served as a director or member of the compensation committee of any other company. Director Edward J. Watson has served as Secretary of the Company and the Bank since 2011, which is not an executive officer position.

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

The following base salaries were approved for 2017: Mr. McGraw’s salary was increased to $346,965; Mr. Black’s salary was increased to $335,862; Mr. Clifford’s salary was increased to $321,323; Mr. Curtis’s salary was increased to $278,835; and Mr. Brugioni’s salary was increased to $256,660. The compensation paid to Messrs. McGraw (CEO), Black (President), Clifford (COO), Curtis (CFO) and Brugioni (CCO) during 2017 is set forth in the “Summary Compensation Table” below.

Cash Incentive Compensation. The Bank does not have a formal bonus plan. The Board of Directors, at its discretion, awards annual bonuses to executive officers and during 2017 awarded bonuses to Messrs. McGraw, Black, Clifford, Curtis and Brugioni (which are set forth in the “Summary Compensation Table” below). The Board of Directors decides annually whether to make a profit sharing contribution to the FNB Bancorp Savings Plan, and the amount of that contribution. The executive officers participate in the Savings Plan and the amounts credited to their respective accounts for 2017 are included in the “Summary Compensation Table” below. The total contribution to the Savings Plan for 2017 was $346,000.

The following table sets forth certain summary information concerning compensation paid to the Chief Executive Officer, the Chief Financial Officer and the three next most highly compensated executive officers of the Company (as a group, the “Named Executive Officers”) during the years ended December 31, 2015, 2016 and 2017:

SUMMARY COMPENSATION TABLE
					Deferred	All
				Option	Compensation	Other
Name and		Salary	Bonus	Awards	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas C. McGraw,	2017	346,965	70,000	—	—	5,464	422,429
Chief Executive Officer	2016	336,859	67,372	76,601	—	127,705	608,537
	2015	320,818	64,164	65,027	—	157,748	607,757

Jim D. Black,	2017	335,862	70,000	—	15,336	315,905	737,103
President	2016	326,079	65,216	76,601	42,563	298,392	808,851
	2015	310,552	62,110	65,027	1,471	292,077	731,237

Anthony J. Clifford,	2017	321,323	70,000	—	443	467,552	859,318
Executive Vice President,	2016	311,964	62,393	76,601	1,349	449,075	901,382
Chief Operating Officer	2015	297,108	59,422	65,027	39	425,770	847,366

David A. Curtis,	2017	278,835	70,000	—	2,583	539,424	890,842
Senior Vice President,	2016	270,714	54,143	55,708	6,077	531,157	917,799
Chief Financial Officer	2015	257,822	51,564	47,292	1,210	488,280	846,168

Randy R. Brugioni,	2017	256,660	64,165	—	16,305	494,969	832,099
Senior Vice President,	2016	244,438	48,888	50,137	49,631	473,315	866,409
Chief Credit Officer	2015	222,216	44,443	42,563	2,117	447,937	759,276
(1)	Amounts shown in column (c) include cash and non-cash compensation earned and received by executive officers in the years indicated.

(2)	Bonuses in column (d) are included for the years upon which they are based and are payable in the same year.

(3)	Amounts shown in column (e) for “Option Awards” reflect the grant date fair value for the year indicated of all outstanding stock option grants to the Named Executive Officers, computed in accordance with ASU 2016-09. See Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2017 for a discussion of the assumptions related to the calculation of the grant date fair value of stock options.

(4)	Amounts shown in the column (g) for “All Other Compensation” include profit-sharing contributions to the FNB Bancorp Savings Plan (see “FNB Bancorp Savings Plan”, earnings related to Salary Continuation Agreements (see “Post-Employment Compensation) and the use of company-owned automobiles (see “Perquisites”). The Company does not grant Stock Awards and the Company does not have a Pension Plan ( see additional discussion in the section entitled “Salary Continuation Agreements” and also Note 14 in the Company’s 2017 Annual Report).

Equity Incentive Compensation. At its discretion, the Board of Directors grants stock options to key officers of the Company and the Bank who are primarily responsible for the growth and management of its business. As of December 31, 2017, a total of 455,291 shares were reserved for options previously granted and currently outstanding under the FNB Bancorp Stock Option Plan (successor as of March 15, 2002, to the First National Bank of Northern California 1997 Stock Option Plan), the FNB Bancorp 2002 Stock Option Plan, and the 2008 FNB Bancorp Stock Option Plan. All stock option plans have been approved by the shareholders of the Company. The number of shares granted to an employee is based on several factors, including employee performance and the value placed on the expected future performance of the employee, retention of the employee and, in some cases, internal or external pay equity. The Board of Directors believes that grants of stock options have enhanced and will continue to enhance the Company’s ability to attract, reward and motivate officers and other key employees.

During 2017, there were no stock options granted to the Named Executive Officers.

A summary of the stock options outstanding and held by the Named Executive Officers as of December 31, 2017 is set forth below in the table of “Outstanding Equity Awards at Fiscal Year-End 2017” and a summary of the stock options exercised during 2017 is set forth in the table of “Option Exercises During 2017.” The Company does not grant Stock Awards. All share and earnings per share information has been adjusted to reflect the three for two stock split that occurred in May 2017 and for the 5% stock dividend paid on December 30, 2016 to shareholders of record on November 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2017

Option Awards
Name	Number of Securities Underlying Unexercised Option - # Exercisable (1)	Number of Securities Underlying Unexercised Option - # Unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas C. McGraw	9,309	—	5.31	9/26/2018
	10,554	—	3.53	12/18/2019
	8,024	—	10.59	2/22/2023
	8,684	—	15.32	12/13/2023
	3,477	—	16.27	12/12/2024
	9,096	—	18.44	11/20/2025
	10,829	—	20.95	11/18/2026

Jim D. Black	1,605	1,605	10.59	2/22/2023
	3,474	1,737	15.32	12/13/2023
	1,391	1,391	16.27	12/12/2024
	5,457	5,457	18.44	11/20/2025
	8,664	8,664	20.95	11/18/2026

Anthony J. Clifford	1,605	1,605	10.59	2/22/2023
	3,474	1,737	15.32	12/13/2023
	2,087	1,391	16.27	12/12/2024
	5,457	5,457	18.44	11/20/2025
	8,664	8,664	20.95	11/18/2026

David A. Curtis	1,095	1,095	10.59	2/22/2023
	1,251	1,251	15.32	12/13/2023
	1,748	1,251	16.27	12/12/2024
	3,969	3,969	18.44	11/20/2025
	6,300	6,300	20.95	11/18/2026

Randy R. Brugioni	5,471	1,095	10.59	2/22/2023
	6,251	1,251	15.32	12/13/2023
	3,126	1,251	16.27	12/12/2024
	5,954	3,573	18.44	11/20/2025
	7,088	5,671	20.95	11/18/2026
19

OPTION EXERCISES DURING 2017

Option Awards
	Number of
	Shares	Value
	Acquired on	Realized
	Exercise	on Exercises
Name	(#)	($)
Jim D. Black	14,706	600,007
Anthony J. Clifford	33,033	600,007
David A. Curtis	14,845	267,794
Randy R. Brugioni	16,256	454,994

Perquisites. The Board of Directors believes that offering certain perquisites is important to the operations of the Company and will assist the Company in its efforts to recruit and retain key employees. Messrs. McGraw, Black and Clifford are provided with the use of Company-owned automobiles. The aggregate amount of perquisites and other personal benefits or property received by the Named Executive Officers during 2015, 2016 and 2017 are included under column (g) for “All Other Compensation” in the Summary Compensation Table located under the heading “Components of Compensation”.

Deferred Compensation Plan. The Company and the Bank do not make contributions to the Deferred Compensation Plans. The individual contributions made by the Named Executive Officers to the Bank’s Deferred Compensation Plan in 2017 and their account balances at December 31, 2017 are set forth in the following table:

2017 NONQUALIFIED DEFERRED COMPENSATION

	Executive	Aggregate	Aggregate	Aggregate
	Contribution in	Earnings in	Withdrawals/	Balance at Last
Name	Last Fiscal Year	Last Fiscal Year	Distributions	Fiscal Year End
Jim D. Black	$92,000	$15,336	$—	$1,281,564
Anthony J. Clifford	—	443	—	35,269
David A. Curtis	16,379	2,583	—	191,310
Randy R. Brugioni	—	16,305	—	1,297,423

Participation in the Bank’s Deferred Compensation Plan is open to all officers of the Bank. The Deferred Compensation Plan consists of a Deferred Compensation Trust, dated November 1, 1997, with Mass Mutual serving as the Investment Manager Trustee, and individual Deferred Compensation Agreements between the Bank and each of the participating officers. The funds contributed to the Plan are those of the individual participant. No funds of the Bank may be contributed to the Plan. Under the Plan, a participant may elect to defer the receipt of a portion of his or her cash salary and/or bonus. The Bank maintains a record of the deferred compensation for each participant, and at the time of distribution, is obligated to effect the distribution as well as collection of any and all taxes due at such time. Each participant may elect whether he or she will receive distribution of his or her entire account, subject to applicable tax withholding requirements, upon reaching a specified age, or upon passage of at least five years or upon termination of employment. In order to discharge its obligations in respect of such deferred compensation, the Bank forwards the amounts of contributions of the deferred compensation specified by the participants to the Deferred Compensation Trust, which are then invested in accordance with the instructions of the participants. The principal and any earnings in the Trust are held separate and apart from other funds of the Bank and are used for the discharge of the Bank’s obligations to the participants. As of December 31, 2017, the Deferred Compensation Trust held an aggregate of 82,910 shares of Company Common Stock, and held shares of Company Common Stock for the accounts of Messrs. Black, Clifford, Curtis and Brugioni, representing approximately 1.11% of the total shares outstanding on such date (consisting of 35,116 shares for Jim D. Black; 966 shares for Anthony J. Clifford; 5,153 shares for David A. Curtis; 35,555 shares for Randy R. Brugioni; and no shares for Thomas C. McGraw).

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

Consistent with the Memorandum, on May 27, 2016, the Board of Directors of the Bank adopted resolutions confirming the Bank’s waiver of certain conditions contained in: (a) the First National Bank of Northern California Salary Continuation Agreement dated September 14, 2004 (amended July 21, 2006 and December 22, 2008) with Jim D. Black, President of the Bank; (b) the First National Bank of Northern California Salary Continuation Agreement dated September 14, 2004 (amended July 21, 2006 and December 22, 2008) with Anthony J. Clifford, Executive Vice President and Chief Operating Officer of the Bank; (c) the First National Bank of Northern California Executive Supplemental Compensation Agreement dated January 2, 2007 (amended December 12, 2008) with David A. Curtis, Senior Vice President and Chief Financial Officer of the Bank; (d) the First National Bank of Northern California Executive Supplemental Compensation Agreement dated February 15, 2012 with Randy R. Brugioni, Senior Vice President and Chief Credit Officer of the Bank; and (e) the First National Bank of Northern California Executive Supplemental Compensation Agreement dated February 15, 2012 with Thomas C. McGraw, Chief Executive Officer of the Bank. Under each of these existing agreements, the retirement benefits to be paid to the executive officer (or his designated beneficiary) over a period of 20 years would be effective under certain conditions, namely, upon (i) his death or disability prior to such time if he is actively employed by the Bank at the time; (ii) termination of his employment by the Bank without “cause” (as defined in the agreements); and (iii) termination or constructive termination of his employment by the Bank. If, for any reason, an executive officer had voluntarily terminated employment prior to December 31 2016, then, under these existing agreements, he would have forfeited the retirement benefit in its entirety. Vesting Schedules are included in and are an integral part of each agreement. Any voluntary termination of employment prior to December 31, 2016 would have resulted in forfeiture of the retirement benefit.

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

Management Continuity Agreements. On July 20, 2000, the Bank entered into Management Continuity Agreements with Jim D. Black, Charles R. Key (Senior Vice President and Information Technology Director) and Anthony J. Clifford. Each Agreement provides for the payment of a severance benefit to the officer upon termination of employment after a “change in control” of the Bank (as defined in the Management Continuity Agreements). The purpose of the Management Continuity Agreements is to maintain sound and vital management of the Bank, thereby protecting its best interests, in the event of a proposed change in control of the Bank. The amount of the benefit payable under each Management Continuity Agreement is two times the “base annual salary” of the relevant officer for the twelve month period immediately preceding a “change in control.” In addition, if any payment of the benefit constituted an “excess parachute payment” that is subject to an excise tax imposed by the Internal Revenue Code of 1986, as amended, the Bank would have increased the amounts payable to the extent necessary to place the officer in the same after-tax position that would have existed had no excise tax been imposed. The Bank could elect to pay benefits in a lump sum payment or in monthly installments over a period not exceeding two years following the date of termination of employment. Each Management Continuity Agreement continued for two years from July 20, 2000, and was subject to automatic one year renewals thereafter, unless the Bank gives written notice of non-renewal. Each Management Continuity Agreement has been renewed annually and was scheduled to expire on July 20, 2017 (subject to further renewal).

On May 27, 2016, the Board of Directors of the Bank approved, and the Bank signed, a First National Bank of Northern California Amended and Restated Management Continuity Agreement (“Restated Continuity Agreement”) with each of Jim D. Black, President of the Bank, Anthony J. Clifford, Executive Vice President and Chief Operating Officer of the Bank, and Charles R. Key, Senior Vice President and Information Technology Director of the Bank, to memorialize certain changes agreed to by the Board of Directors of the Bank and such officers relating to the payment of a severance benefit upon termination of employment after a “change in control” of the Bank. The Restated Continuity Agreements replaced the existing Management Continuity Agreements and were designed to insure that in the event of a “change in control” during the term of the Restated Continuity Agreement, the executive would receive a lump sum benefit equal to two times the executive’s base annual salary for the twelve-month period ending immediately prior to the change in control event. The superseded Management Continuity Agreements provided for the payment of a benefits upon a termination of employment after a “change in control” of the Bank. Payment of benefits under the Restated Continuity Agreements is conditioned on a “change in control” only. Any termination of employment for any reason prior to a “change in control” would result in automatic termination of the Restated Continuity Agreement and the loss of any benefit. For additional information regarding the Restated Continuity Agreements, reference should be made to the Company’s Current Report on Form 8-K and exhibits thereto (including the Restated Continuity Agreements) as filed with the Securities and Exchange Commission on May 31, 2016.

Potential Payments Upon Termination or Change-in-Control

The Company (including the Bank) has entered into individual agreements with the Named Executive Officers which provide them with payments under certain circumstances related to a termination of employment or a change in control of the Company (as such events are defined in the agreements). The sale, dissolution or liquidation of the Company and a merger or a consolidation in which the Company is not the surviving or resulting company would be examples of a “change in control.” On December 11, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TriCo Bancshares, a California corporation (“TriCo”). The Merger Agreement was announced by the Company on December 11, 2017 and reported on the Company’s Form 8-K Current Report filed with the Commission on December 12, 2017 (the “Current Report”). Pursuant to the Merger Agreement, the Company would merge with and into TriCo, with TriCo being the surviving corporation (a “change in control” of the Company). A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is set forth in the Current Report. The merger is expected to close in the second quarter of 2018, pending approvals by the shareholders of each of the Company and TriCo, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. TriCo has filed a registration statement on Form S-4 with the SEC containing a joint proxy statement/prospectus which the Company and TriCo intend to send to their respective shareholders, seeking approvals to consummate the merger.

Stock Option Plans. The Company has three stock option plans: the Bank Stock Option Plan, the 2002 Plan and the 2008 Plan. Information regarding the stock option contracts outstanding and held by the Named Executive Officers as of December 31, 2017 and the stock options exercised by the Named Executive Officers during 2017 is set forth above in this Item 11. If a Named Executive Officer ceases to be employed by the Company (or the Bank) for any reason other than cause, disability or death, he would be allowed three months after the date of termination within which to exercise his stock options (to the extent they are vested); if termination of employment is for cause, the Named Executive Officer is allowed thirty days to exercise his stock options, and in the case of death or disability, the estate of the Named Executive Officer can exercise his stock options within the following twelve months. Upon a change of control, all outstanding unexercised stock options would become exercisable in full (accelerated vesting) in accordance with the applicable provisions of the three plans.

Under the terms of the Merger Agreement, the Board of Directors of the Company will approve acceleration of the vesting of all outstanding stock options held by directors, officers and employees of the Company and the Bank immediately prior to the merger, and each outstanding and unexercised stock option will be canceled in exchange for a cash payment equal to the number of shares of common stock of the Company subject to such option multiplied by the amount, if positive, by which the of the merger exchange ratio multiplied by the average closing price of TriCo common stock exceeds the per share exercise price under such option. The following table discloses the number of Company shares included in stock option contracts held by each of the Company’s executive officers, and their vesting status, as of December 11, 2017, including the number of unvested options that would accelerate and vest in connection with the consummation of the merger and the value of the cash payment each executive officer would receive as the result of the cancellation of such options, assuming the value of a share of TriCo common stock is $41.64, which was the closing price of TriCo common stock on December 8, 2017, the last trading day prior to the announcement of the merger on December 11, 2017.

	Number of		Number of
	Shares	Cash-Out	Shares	Cash-Out
	Subject to	Value of	Subject to	Value of
	Vested	Vested	Unvested	Unvested
Named Executive	Options	Options	Options	Options
Officers	(#)	($)	(#)	($)
Thomas C. McGraw	59,973	$1,691,438	—	$—
Jim D. Black	7,195	158,500	21,287	482,328
Anthony J. Clifford	—	—	21,287	482,328
David A. Curtis	—	—	15,741	356,722
Randy R. Brugioni	13,174	339,888	14,716	335,377

Deferred Compensation Plan. The Bank has established a Deferred Compensation Plan and participation is open to officers of the Bank including the Named Executive Officers. The funds contributed to the Deferred Compensation Plan are those of the individual participants and represent income earned and/or bonuses granted as an employee of the Bank. No funds of the Bank are contributed to the Deferred Compensation Plan. Additional information regarding the Deferred Compensation Plan is set forth in the Components of Compensation, Deferred Compensation Plan, section of this Proxy Statement. Each participant may elect whether he or she will receive distribution of his or her entire account, subject to applicable tax withholding requirements, upon reaching a specified age, or upon passage of at least five years or upon termination of employment. As of December 31, 2017, an aggregate of 47,940 shares of Company common stock were held in the Deferred Compensation Trust. The following table shows, for each Named Executive Officer who was a participant in the Deferred Compensation Trust on December 31, 2017, based on the closing market price of the Company’s common stock held on that date of $36.49 per share, (a) the number of shares of Company common stock held for the account of such officer, and (b) the market price per share as of December 31, 2017 multiplied by the number of shares held in the Plan.

		Cash
	Number of	Value of
Named Executive	Shares Held	Shares ($)
Officers	in Plan	12/31/2017
Jim D. Black	35,115	1,281,346
Anthony J. Clifford	966	35,249
David A. Curtis	5,153	188,033
Randy R. Brugioni	35,555	1,297,402

Restated Compensation Agreements. The Bank has entered into Amended and Restated Executive Supplemental Compensation Agreements with the Named Executive Officers which provide for annual benefits to be paid to each officer or his designated beneficiary in such amounts and for such numbers of years as specified in the individual agreements. Additional information regarding the Amended and Restated Executive Supplemental Compensation Agreements is set forth in the Components of Compensation, Salary Continuation Agreement section of this report. The benefits become payable upon the Executive’s separation from service, subject to the terms of such agreements. The following table shows, for each Named Executive Officer, the value of payments which would be due to the Named Executive Officers under their Amended and Restated Executive Supplemental Compensation Agreements as of December 31, 2017. This information is for illustrative purposes only.

Value of
Restated
Compensation
Agreement
Named Executive	Payments
Officers	($)(1)
Thomas C. McGraw	$593,472
Jim D. Black	1,455,193
Anthony J. Clifford	1,670,029
David A. Curtis	2,017,804
Randy R. Brugioni	1,483,679

(1)	Represents the accumulated benefit obligation as of December 31, 2017

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

The following table shows, for each of Messrs. Black, Clifford and Key, the payments which would have been payable to each of them under his Amended and Restated Management Continuity Agreement as of December 31, 2017.

Value of
Restated
Management
Continuity
Agreement
Payments
Named Executive Officer	($)
Jim D. Black	$671,724
Anthony J. Clifford	642,646
Charles Key	417,737

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

For 2017, the Compensation Committee met with the senior officers of the Company and reviewed the compensation plans and concluded that, based on the controls and procedures described in this Compensation Discussion and Analysis and elsewhere in this report, the compensation plans do not present risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Form 10-K/A for the year ended December 31, 2017.

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

Lisa Angelot, Chair
Ron Barels
Mike Pacelli

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference should be made to Item 10 of this report for information regarding the number of shares of Common Stock of the Company owned by each person currently serving as a director and/or executive officer of the Company and/or the Bank, as well as all directors and executive officers of the Company and the Bank as a group.

As of March 9, 2018, no person known to the Company owned beneficially more than five percent (5%) of the outstanding shares of the Company’s Common Stock, except as indicated in the chart below:

	Amount and
	Nature of
	Beneficial		Percentage of
Name and Address	Ownership		Ownership (1)

Chicago Capital Management, LLC
311 South Wacker Drive
Suite 6025
Chicago, IL 60606	374,076 shares	(2)	5.00%

Thomas G. Atwood, D.D.S.
P.O. Box 890
Kenwood, CA 95452	848,320 shares	(3)	11.34%

The Ricco Lagomarsino Trust
26 Hillcrest Drive
Daly City, CA 94014	687,952 shares	(4)	9.20%

Thomas C. McGraw
975 El Camino Real
South San Francisco, CA 94080	410,436 shares	(5)	5.49%

(1)	Based upon 7,477,518 shares outstanding on March 9, 2018. Includes shares of common stock that the indicated shareholders have the right to acquire within 60 days.

(2)	Information is based on a Schedule 13G filed on February 21, 2018 by Chicago Capital Management, LLC and Steven R. Gerbel. Mr. Gerbel owns no shares directly but beneficially owned 374,076 shares in his capacity as the managing member of Chicago Capital Management, LLC, which is the general partner and investment manager of Chicago Capital Management, L.P., and as manager of other accounts.

(3)	Dr. Atwood is a Director of the Company. Please see the stock ownership table of Executive Officers and the Board of Directors in Item 10 of this report.

(4)	Lisa Angelot is a Director and Chairwoman of the Board of Directors of the Company and a co-trustee of the Trust and she disclaims beneficial ownership of these shares. Please see the stock ownership table of Executive Officers and the Board of Directors in Item 10 of this report.

(5)	Mr. McGraw is Chief Executive Officer and a Director of the Company. Please see the stock ownership table of Executive Officers and the Board of Directors in Item 10 of this report.

EQUITY COMPENSATION PLAN INFORMATION

The chart below lists information regarding Common Stock issuable upon the exercise of stock options, the weighted average exercise price of those options and the number of shares available for issuance under the FNB Bancorp 2002 Stock Option Plan and the FNB Bancorp 2008 Stock Option Plan as of December 31, 2017. The Company has no other equity compensation plan and there are no warrants or rights outstanding that would result in the issuance of shares of the Company’s Common Stock.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	455,291	$15.14	533,012
Equity compensation plans not approved by security holders	—	—	—
Total	455,291	$15.14	533,012
28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors of the Company has evaluated the independence of each of the members of the Board of Directors in accordance with applicable laws and regulations, including the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission. For purposes of evaluating the independence of each member of the Board of Directors, the Board of Directors has adopted the definitions of director independence specified in the NASDAQ listing rules. The Common Stock of the Company is listed with the NASDAQ Stock Market LLC and has been traded on The NASDAQ Global Select Market since April 13, 2017.

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

There have been no other transactions, or series of similar transactions, during 2017, or any currently proposed transaction, or series of similar transactions, to which the Company or the Bank was or is to be a party, in which the amount involved exceeded or will exceed $120,000 and in which any director, director-nominee or executive officer of the Company or Bank, or any shareholder owning of record or beneficially 5% or more of FNB Bancorp common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Indebtedness of Management

Through its banking subsidiary, First National Bank of Northern California, the Company has had, and expects in the future to have banking transactions, including loans and other extensions of credit, in the ordinary course of its business with many of the Company’s directors and officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing for comparable transactions with others. Management believes that in 2017 such transactions comprising loans did not involve more than the normal risk of collectability or present other unfavorable features. Loans to executive officers of First National Bank of Northern California are subject to limitations as to amount and purposes prescribed in part by the Federal Reserve Act, as amended, and the regulations of the Office of the Comptroller of the Currency.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Moss Adams LLP, which served the Company as independent auditors for the 2017 fiscal year, has been recommended by the Audit Committee of the Board of Directors of the Company to serve as independent auditors for the 2018 fiscal year, and the Board of Directors has approved the Audit Committee recommendation.

During the two fiscal years of the Company ended December 31, 2017, and during the subsequent interim period to the present, neither the Company nor the Bank consulted with Moss Adams LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, or (ii) any matter that was either the subject of a disagreement or a reportable event under the rules of the Securities and Exchange Commission.

Audit Fees

The aggregate fees billed by Moss Adams LLP to the Company for professional services rendered for the integrated audit of the consolidated financial statements of the Company for the fiscal year ended December 31, 2017, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, were $250,000.

All Other Fees

Moss Adams LLP billed $10,000 to the Company for the audit of the FNB Bancorp Savings Plan during the fiscal year ended December 31, 2017. They also billed $35,500 in conjunction with the preparation of the joint S-4 registration statement filed by TriCo Bancshares and $7,500 related to the Browning Way OREO property sold by the Bank during the first quarter of 2018.

Audit Committee

The Audit Committee of the Board of Directors of the Company has approved each professional service rendered by Moss Adams LLP during the fiscal year 2017, and the Audit Committee has considered whether the provision of non-audit services would be compatible with maintaining the independence of Moss Adams LLP.

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

The Audit Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2017, with the Company’s management. The Committee has discussed with Moss Adams LLP, the Company’s independent auditors, the matters required to be discussed by Auditing Standard (AS) No. (1301) (Communication with Audit Committees) as may be modified or supplemental. The Committee has also received the written disclosures and the letter from Moss Adams LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the communications of Moss Adams LLP with the Audit Committee concerning independence and the Audit Committee has discussed the independence of Moss Adams LLP with that firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(3)	Exhibits.

Exhibit Number	Document Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
(principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification
(principal financial officer)

32	Section 1350 Certifications
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCORP

Dated: April 20, 2018	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
32