Form 10-Q
period 2018-03-31
FNB BANCORP/CA/
filed 2018-05-10
CIK 1163199

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of March 31, 2018: 7,480,538 shares.

FNB BANCORP AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FNB BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

Assets	March 31,	December 31,
(Dollar amounts in thousands)	2018	2017

Cash and due from banks	$5,733	$5,585
Interest-bearing deposits with financial institutions	15,630	12,898
Securities available-for-sale, at fair value	348,264	355,857
Other equity securities	7,567	7,567
Loans, net of allowance for loan losses of $10,186 and $10,171 on March 31, 2018 and December 31, 2017	831,049	829,766
Bank premises, equipment, and leasehold improvements, net	9,159	9,322
Bank-owned life insurance, net	16,736	16,637
Accrued interest receivable	4,914	5,317
Other real estate owned, net	1,817	3,300
Goodwill	4,580	4,580
Prepaid expenses	675	825
Other assets	13,842	13,584
Total assets	$1,259,966	$1,265,238
Liabilities and Stockholders’ Equity

Deposits
Demand, noninterest bearing	$333,681	$313,435
Demand, interest bearing	129,340	130,988
Savings and money market	425,757	467,788
Time	129,675	138,084
Total deposits	1,018,453	1,050,295

Federal Home Loan Bank advances	100,000	75,000
Note payable	3,600	3,750
Accrued expenses and other liabilities	17,455	16,913
Total liabilities	1,139,508	1,145,958

Stockholders’ equity
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 7,480,538 shares at March 31, 2018 and 7,442,279 shares at December 31, 2017	85,854	85,565
Retained earnings	37,866	34,654
Accumulated other comprehensive loss, net of tax	(3,262)	(939)
Total stockholders’ equity	120,458	119,280
Total liabilities and stockholders’ equity	$1,259,966	$1,265,238

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Earnings
(Unaudited)

	Three months ended
	March 31,
(Dollar amounts and shares in thousands, except per share amounts)	2018	2017
Interest income
Interest and fees on loans	$10,399	$10,073
Interest on taxable securities	1,364	1,210
Interest on tax-exempt securities	726	733
Interest on deposits with other financial institutions	72	11
Total interest income	12,561	12,027
Interest expense
Interest on deposits	737	636
Interest on FHLB advances	349	146
Interest on note payable	53	53
Total interest expense	1,139	835
Net interest income	11,422	11,192
Provision for loan losses	—	—
Net interest income after provision for loan losses	11,422	11,192
Noninterest income
Service charges	529	597
Gain on sale of available-for-sale securities	—	28
Earnings on bank-owned life insurance	99	102
Other income	214	283
Total noninterest income	842	1,010
Noninterest expense
Salaries and employee benefits	4,121	4,774
Occupancy expense	657	651
Equipment expense	523	402
Professional fees	203	473
FDIC assessment	90	130
Telephone, postage and supplies	314	297
Advertising	100	108
Data processing expense	143	139
Low income housing expense	129	105
Surety insurance	89	84
Directors expense	72	72
Gain on sale of other real estate owned	(392)	—
Other real estate owned expense	59	10
Other expense	313	360
Total noninterest expense	6,421	7,605
Earnings before provision for income taxes	5,843	4,597
Provision for income taxes	1,655	1,508
Net earnings	$4,188	$3,089

Earnings per share data:
Basic	$0.56	$0.42
Diluted	$0.54	$0.41

Weighted average shares outstanding:
Basic	7,463	7,300
Diluted	7,685	7,518

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net earnings	$4,188	$3,089

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit (expense) of $1,004 and ($1,005)	(2,323)	1,450
Reclassification adjustment for gain recognized on available-for-sale securities sold, net of tax benefit of $0 and $11 for the three months ended March 31,2018 and 2017, respectively	—	(17)
Total other comprehensive (loss) earnings	(2,323)	1,433
Total comprehensive earnings	$1,865	$4,522

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollar amounts in thousands)	Three months ended
	March 31,
	2018	2017
Cash flow from operating activities:
Net earnings	$4,188	$3,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on sale of securities available-for-sale	—	(28)
Net gain on sale of other real estate owned	(392)	—
Depreciation, amortization and accretion	960	992
Stock-based compensation expense	92	103
Earnings on bank owned life insurance	(99)	(102)
Tax benefit of stock option exercises	(37)	—
Decrease in net deferred loan fees	(170)	(70)
Increase in accrued interest receivable	403	157
Decrease in prepaid expense	150	88
Increase in other assets	(221)	(171)
Increase in accrued expenses and other liabilities	821	2,031
Net cash provided by operating activities	5,695	6,089

Cash flows from investing activities:
Purchase of securities available-for-sale	—	(9,408)
Proceeds from matured/called/sold securities available-for-sale	3,527	17,862
Investment, net of redemption, in other equity securities	—	(5)
Net proceeds from the sale of other real estate owned	1,400	—
Net investment in other real estate owned	1,121	(16)
Net increase in loans	(1,034)	(24,636)
Purchases of bank premises, equipment, leasehold improvements	(58)	(35)
Net cash provided by (used in) investing activities	4,986	(16,238)

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2018	2017
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	$(23,433)	$4,247
Net (decrease) increase in time deposits	(8,409)	1,238
Increase in FHLB advances	25,000	15,000
Principal reduction on note payable	(150)	(150)
Dividends paid on common stock	(976)	(824)
Exercise of stock options	197	217
Net cash (used in) provided by financing activities	(7,771)	19,728
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,880	9,579
Cash and cash equivalents at beginning of period	18,353	15,758
Cash and cash equivalents at end of period	$21,233	$25,337

Additional cash flow information:
Interest paid	$1,008	$855
Income taxes paid	$120	$—

Non-cash investing and financing activities:
Accrued dividends	$970	$780
Change in unrealized (loss) gain in available for-sale securities, net of tax	$(2,323)	$1,433
Loans to finance sales of other real estate owned	$1,200	$—

See accompanying notes to consolidated financial statements.

FNB BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

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

Beginning in 2018, the fair value disclosures related to loans require that the fair market value be reported net of unearned income and the allowance for loan losses in accordance with ASU No. 2016-01 using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

All intercompany transactions and balances have been eliminated in consolidation. The financial statements include all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no impact on consolidated net earnings or stockholders’ equity.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018. The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Most of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, and is explicitly out of scope of the new revenue recognition guidance. Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance. These contracts included those related to credit and debit card fees, service charges and fees on deposit accounts and trust and investment services fees. The adoption of ASU No. 2014-09 did allow a gain on sale of $392,000 related to the sale of our 417 Browning Way, South San Francisco, CA OREO property. Additional disclosures required by the standard have been included in “Note F. OTHER REAL ESTATE OWNED” to the Company’s consolidated financial statements.

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

The amount of stock option compensation expense recorded in the quarters ended March 31, 2018 and 2017 was $92,000 and $103,000, respectively. There was an income tax benefit recognized in the consolidated statements of earnings for these amounts of $37,000 and $74,000 for the quarters ended March 31, 2018 and 2017, respectively.

The intrinsic value for options exercised during the quarters ended March 31, 2018 and 2017 was $1,530,000 and $495,000, respectively. The intrinsic value of options exercisable during the quarter ended March 31, 2018 and March 31, 2017 was $5,449,000 and $4,927,000, respectively.

The amount of total unrecognized compensation expense related to non-vested options at March 31, 2018 was $837,000 and the weighted average period over which it will be amortized is 3.0 years.

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

Earnings per share have been computed based on the following:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2018	2017

Net earnings	$4,188	$3,089

Average number of shares outstanding	7,463,000	7,300,000
Effect of dilutive options	222,000	218,000
Average number of shares outstanding used to calculate diluted earnings per share	7,685,000	7,518,000

Anti dilutive options that were excluded from the calculation of diluted EPS totaled 0 and 115,000 at March 31, 2018 and 2017, respectively.

NOTE D – SECURITIES AVAILABLE FOR SALE

The amortized cost and carrying values of securities available-for-sale are as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2018
U.S. Treasury securities	$1,991	$—	$(33)	$1,958
Obligations of U.S. government agencies	42,220	—	(714)	41,506
Mortgage-backed securities	119,279	165	(3,087)	116,357
Asset-backed securities	3,513	—	(78)	3,435
Obligations of states and political subdivisions	148,614	869	(1,560)	147,923
Corporate debt	37,307	190	(412)	37,085
	$352,924	$1,224	$(5,884)	$348,264
December 31, 2017
U.S. Treasury securities	$1,989	$—	$(14)	$1,975
Obligations of U.S. government agencies	42,247	10	(434)	41,823
Mortgage-backed securities	121,087	421	(1,716)	119,792
Asset-backed securities	3,734	—	(48)	3,686
Obligations of states and political subdivisions	150,724	1,325	(946)	151,103
Corporate debt	37,409	199	(130)	37,478
	$357,190	$1,955	$(3,288)	$355,857

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2018 and December 31, 2017, respectively, is as follows:

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
U.S. Treasury securities	$1,958	$(33)	$—	$—	$1,958	$(33)
Obligations of U.S. government agencies	23,179	(375)	17,338	(339)	40,517	(714)
Mortgage-backed securities	67,371	(1,235)	36,297	(1,852)	103,668	(3,087)
Obligations of states and political subdivisions	3,435	(78)	—	—	3,435	(78)
Corporate debt	68,461	(942)	15,075	(618)	83,536	(1,560)
Total	23,381	(378)	1,965	(34)	25,346	(412)
	$187,785	$(3,041)	$70,675	$(2,843)	$258,460	$(5,884)

(Dollar amounts in thousands)		Less than		12 Months
	Total	12 Months	Total	or Longer	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
U.S. Treasury securities	$1,975	$(14)	$—	$—	$1,975	$(14)
Obligations of U.S. government agencies	22,364	(195)	16,461	(239)	38,825	(434)
Mortgage-backed securities	46,515	(424)	38,003	(1,292)	84,518	(1,716)
Asset-backed securities	3,685	(48)	—	—	3,685	(48)
Obligations of states and political subdivisions	46,919	(460)	15,243	(486)	62,162	(946)
Corporate debt	13,255	(112)	1,982	(18)	15,237	(130)
Total	$134,713	$(1,253)	$71,689	$(2,035)	$206,402	$(3,288)

At March 31, 2018, there were 66 securities in an unrealized loss position for greater than 12 consecutive months. At the same time, there were 186 securities in an unrealized loss position for twelve or less than twelve consecutive months. At December 31, 2017, there were 65 securities in an unrealized loss position for greater than 12 consecutive months, and there were 135 securities in an unrealized loss position for less than 12 consecutive months. Management periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell nor expects it will be required to sell investment securities identified with impairments prior to the earliest of forecasted recovery or the maturity of the underlying investment security. Management has determined that no investment security was other-than-temporarily impaired at March 31, 2018.

The amortized cost and carrying value of available-for-sale debt securities as of March 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$18,885	$18,850
Due after one through five years	187,944	186,100
Due after five years through ten years	97,260	96,031
Due after ten years	48,835	47,283
	$352,924	$348,264

For the three months ended March 31, 2018 and March 31, 2017, respectively, gross realized gains amounted to $0 and $28,000, on gross securities sold or called of $0 and $10,781,000, respectively.

At March 31, 2018, securities with an amortized cost of $130,725,000 and fair value of $128,213,000 were pledged as collateral for public deposits and for other purposes required by law.

NOTE E - LOANS

Loans are summarized as follows at March 31, 2018 and December 31, 2017:

				Total
	FNB			Balance
	Bancorp			March 31,
(Dollar amounts in thousands)	Originated	PNCI	PCI	2018
Commercial real estate	$397,331	$56,669	$—	$454,000
Real estate construction	36,775	—	—	36,775
Real estate multi-family	95,297	10,483	—	105,780
Real estate 1 to 4 family	165,163	10,493	—	175,656
Commercial & industrial	47,903	3,617	—	51,520
Consumer loans	17,993	—	—	17,993
Gross loans	760,462	81,262	—	841,724
Net deferred loan fees	(489)	—	—	(489)
Allowance for loan losses	(10,186)	—	—	(10,186)
Net loans	$749,787	$81,262	$—	$831,049

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

	Recorded Investment in Loans at March 31, 2018

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Loans:
Ending balance	$454,000	$36,775	$105,780	$175,656	$51,520	$17,993	$841,724

Ending balance: individually evaluated for impairment	$4,631	$791	$2,348	$2,413	$841	$—	$11,024

Ending balance: collectively evaluated for impairment	$449,369	$35,984	$103,432	$173,243	$50,679	$17,993	$830,700

	Recorded Investment in Loans at December 31, 2017

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Loans:
Ending balance	$456,992	$35,206	$105,138	$173,476	$55,727	$14,057	$840,596

Ending balance: individually evaluated for impairment	$6,530	$814	$—	$2,750	$860	$—	$10,954

Ending balance: collectively evaluated for impairment	$450,462	$34,392	$105,138	$170,726	$54,867	$14,057	$829,642
14

	Recorded Investment in Loans at March 31, 2017

(Dollar amounts in thousands)
			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Loans:
Ending balance	$431,295	$49,490	$112,911	$169,373	$49,277	$6,065	$818,411

Ending balance: individually evaluated for impairment	$10,390	$831	$—	$4,391	$971	$—	$16,583

Ending balance: collectively evaluated for impairment	$420,905	$48,659	$112,911	$164,982	$48,306	$6,065	$801,828
15

The following tables provide information pertaining to impaired loans originated and PNCI loans as of and for the three months ended March 31, 2018, the year ended December 31, 2017 and the three months ended March 31, 2017, respectively

	Impaired Loans
	As of and for the three months ended March 31, 2018

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$3,491	$3,499	$—	$3,501	$42
Real estate construction	791	992	—	797	16
Real estate multi-family	2,348	2,348	—	2,348	—
Commercial and industrial	114	114	—	114	2
Total	6,744	6,953	—	6,760	60

With an allowance recorded
Commercial real estate	$1,140	$1,140	$62	$1,142	$19
Real estate 1 to 4 family	2,413	2,413	320	2,415	23
Commercial and industrial	727	727	84	740	1
Total	4,280	4,280	466	4,297	43

Total
Commercial real estate	$4,631	$4,639	$62	$4,643	$61
Real estate construction	791	992	—	797	16
Real estate multi-family	2,348	2,348	—	2,348	—
Real estate 1 to 4 family	2,413	2,413	320	2,415	23
Commercial and industrial	841	841	84	854	3
Grand total	$11,024	$11,233	$466	$11,057	$103

	Impaired Loans
	As of and for the year ended December 31, 2017

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$5,785	$5,785	$—	$8,317	$212
Real estate construction	—	—	—	520	22
Real estate multi-family	—	—	—	764	12
Real estate 1 to 4 family	464	464	—	561	21
Commercial and industrial	115	115	—	117	7
Total	6,364	6,364	—	10,279	274

With an allowance recorded
Commercial real estate	$745	$745	$15	$2,294	$72
Real estate construction	814	814	4	556	52
Real estate 1 to 4 family	2,286	2,286	318	1,503	69
Commercial and industrial	745	745	72	841	—
Total	4,590	4,590	409	5,194	193

Total
Commercial real estate	$6,530	$6,530	$15	$10,611	$284
Real estate construction	814	814	4	1,076	74
Real estate multi-family	—	—	—	764	12
Real estate 1 to 4 family	2,750	2,750	318	2,064	90
Commercial and industrial	860	860	72	958	7
Grand total	$10,954	$10,954	$409	$15,473	$467

	Impaired Loans
	As of and for three months ended March 31, 2017

		Unpaid		Average
(Dollar amounts in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial real estate	$8,900	$10,023	$—	$8,923	$32
Real estate construction	831	1,022	—	837	9
Real estate 1 to 4 family	1,547	1,547	—	1,551	21
Commercial and industrial	119	119	—	119	2
Total	11,397	12,711	—	11,430	64

With an allowance recorded
Commercial real estate	$1,490	$1,490	$39	$1,498	$20
Residential- 1 to 4 family	2,844	2,869	434	2,848	28
Commercial and industrial	852	852	84	879	—
Total	5,186	5,211	557	5,225	48

Total
Commercial real estate	$10,390	$11,513	$39	$10,421	$52
Real estate construction	831	1,022	—	837	9
Real estate 1 to 4 family	4,391	4,416	434	4,399	49
Commercial and industrial	971	971	84	998	2
Grand total	$16,583	$17,922	$557	$16,655	$112

Interest income on impaired loans of $103,000 and $374,000 was recognized for cash payments received during the quarter ended March 31, 2018 and the year ended December 31, 2017, respectively. Interest income on impaired loans recognized for cash payments received for the three months ended March 31, 2017 was $112,000.

The amount of interest on impaired loans not collected for the quarter ended March 31, 2018 was $114,000, and the quarter ended March 31, 2017 was $225,000. The cumulative amount of unpaid interest on impaired loans was $572,000 and $825,000 as of March 31, 2018 and March 31, 2017, respectively.

Nonaccrual loans totaled $3,774,000 and $1,940,000 as of March 31, 2018 and December 31, 2017. Impaired loans not on nonaccrual are loans that have been restructured and are performing under modified loan agreements, and where principal and interest is determined to be collectible. Nonaccrual loans are loans where principal and interest have not been determined to be fully collectible.

	Loans on Nonaccrual Status as of
(Dollar amounts in thousands)	March 31,	December 31,
	2018	2017
Commercial real estate	$565	$731
Real estate multi-family	2,348	—
Real estate 1 to 4 family	135	464
Commercial & industrial	726	745
Total	$3,774	$1,940

Troubled Debt Restructurings

	Total troubled debt restructured loans outstanding at
(Dollars in thousands)	March 31, 2018			December 31, 2017
		Non-			Non-
	Accrual	accrual	Total	Accrual	accrual	Total
	status	status	modifications	status	status	modifications

Commercial real estate	$4,066	$—	$4,066	$3,451	$646	$4,097
Real estate 1 to 4 family	2,279	—	2,279	2,286	464	2,750
Commercial & industrial	114	693	807	115	746	861
Total	$6,459	$693	$7,152	$5,852	$1,856	$7,708

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

There were no commitments for additional funding of troubled debt restructured loans as of March 31, 2018. There were no payment defaults during the three months ended March 31, 2018 or March 31, 2017 that were related to receivables modified as TDRs in the last twelve months.

As of March 31, 2018, there were no loans modified within the previous 12 months and for which there was a payment default during the period. All restructurings were a modification of interest rate and/or payment. There were no principal reductions granted.

	As of and For the Three Months Ended March 31, 2018

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	4 Family	& industrial	Consumer	Total

Allowance for credit losses

Beginning balance	$5,495	$388	$1,496	$2,008	$440	$344	$10,171
Charge-offs	—	—	—	(3)	—	—	(3)
Recoveries	2	—	—	12	4	—	18
Provision for (recovery of) loan losses	—	—	—	—	—	—	—
Ending balance	$5,497	$388	$1,496	$2,017	$444	$344	$10,186

Ending balance: individually evaluated for impairment	$62	$—	$—	$320	$84	$—	$466

Ending balance: collectively evaluated for	$5,435	$388	$1,496	$1,697	$360	$344	$9,720

	As of and For the Twelve Months Ended December 31, 2017

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi-	1 to 4	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Allowance for credit losses

Beginning balance	$6,392	$617	$389	$2,082	$650	$37	$10,167
Charge-offs	(91)	—	—	—	(39)	(8)	(138)
Recoveries	8	—	—	175	319	—	502

(Recovery of) / provision for loan losses	(814)	(229)	1,107	(249)	(490)	315	(360)
Ending balance	$5,495	$388	$1,496	$2,008	$440	$344	$10,171

Ending balance: individually evaluated for impairment	$15	$4	$—	$318	$72	$—	$409

Ending balance: collectively evaluated for	$5,480	$384	$1,496	$1,690	$368	$344	$9,762

	As of and For the Three Months Ended March 31, 2017

			Real	Real
			Estate	Estate
	Commercial	Real Estate	Multi	1 to 4	Commercial
(Dollar amounts in thousands)	Real Estate	Construction	Family	Family	& industrial	Consumer	Total

Allowance for credit losses

Beginning balance	$6,392	$617	$389	$2,082	$650	$37	$10,167
Charge-offs	—	—	—	—	(39)	(1)	(40)
Recoveries	2	—	—	8	7	—	17
Provision for (recovery of) loan losses	249	10	(143)	(266)	36	114	—
Ending balance	$6,643	$627	$246	$1,824	$654	$150	$10,144

Ending balance: individually evaluated for impairment	$39	$—	$—	$434	$84	$—	$557

Ending balance: collectively evaluated for	$6,604	$627	$246	$1,390	$570	$150	$9,587

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

	Age Analysis of Past Due Loans
	As of March 31, 2018
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$1,150	$611	$—	$1,761	$395,570	$397,331
Real estate construction	—	—	—	—	36,775	36,775
Real estate multi family	—	—	2,348	2,348	92,949	95,297
Real estate-1 to 4 family	1,971	443	135	2,549	162,614	165,163
Commercial & industrial	1,117	—	693	1,810	46,093	47,903
Consumer	102	—	—	102	17,891	17,993
Total	$4,340	$1,054	$3,176	$8,570	$751,892	$760,462

Purchased
Not credit impaired
Commercial real estate	$—	$—	$484	$484	$56,185	$56,669
Real estate multi-family	—	—	—	—	10,483	10,483
Real estate-1 to 4 family	—	736	—	736	9,757	10,493
Commercial & industrial	—	—	—	—	3,617	3,617
Total	$—	$736	$484	$1,220	$80,042	$81,262

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

At March 31, 2018, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccruals that were over 90 days but does not include loans that are in nonaccrual status for reasons other than past due.

	Age Analysis of Past Due Loans
	As of December 31, 2017
(Dollar amounts in thousands)
	30-59	60-89
	Days	Days	Over	Total
	Past	Past	90	Past		Total
Originated	Due	Due	Days	Due	Current	Loans
Commercial real estate	$989	$597	$—	$1,586	$399,571	$401,157
Real estate construction	—	—	—	—	35,206	35,206
Real estate multi family	—	2,348	—	2,348	89,294	91,642
Real estate-1 to 4 family	1,603	1,082	464	3,149	157,276	160,425
Commercial & industrial	69	250	745	1,064	51,206	52,270
Consumer	52	—	—	52	14,005	14,057
Total	$2,713	$4,277	$1,209	$8,199	$746,558	$754,757

Purchased
Not credit impaired
Commercial real estate	$—	$85	$—	$85	$55,750	$55,835
Real estate multi-family	—	—	—	—	13,496	13,496
Real estate-1 to 4 family	—	—	—	—	13,051	13,051
Commercial & industrial	—	—	—	—	3,457	3,457
Total	$—	$85	$—	$85	$85,754	$85,839

Purchased
Credit impaired
Commercial real estate	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

At December 31, 2017, there were no loans that were 90 days or more past due where interest was still accruing.

The over 90 days column includes nonaccrual loans that were over 90 days but does not include loans that are in nonaccrual status for reasons other than past due.

	Credit Quality Indicators
	As of March 31, 2018

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$395,216	$—	$2,082	$33	$397,331
Real estate construction	35,984	—	791	—	36,775
Real estate multi-family	92,949	—	2,348	—	95,297
Real estate-1 to 4 family	165,029	—	134	—	165,163
Commercial & industrial	46,844	771	288	—	47,903
Consumer loans	17,993	—	—	—	17,993
Totals	$754,015	$771	$5,643	$33	$760,462

Purchased
Not credit impaired
Commercial real estate	$56,104	$—	$565	$—	$56,669
Real estate multi-family	10,483	—	—	—	10,483
Real estate-1 to 4 family	10,493	—	—	—	10,493
Commercial & industrial	3,617	—	—	—	3,617
Total	$80,697	$—	$565	$—	$81,262

Purchased
Credit impaired
Commercial real estate					$—
Total					$—

	Credit Quality Indicators
	As of December 31, 2017

(Dollar amounts in thousands)
		Special	Sub-		Total
Originated	Pass	mention	standard	Doubtful	loans
Commercial real estate	$397,311	$—	$3,846	$—	$401,157
Real estate construction	34,392	—	814	—	35,206
Real estate multi-family	91,642	—	—	—	91,642
Real estate-1 to 4 family	159,881	—	544	—	160,425
Commercial & industrial	51,968	—	302	—	52,270
Consumer loans	14,057	—	—	—	14,057
Totals	$749,251	$—	$5,506	$—	$754,757

Purchased
Not credit impaired
Commercial real estate	$53,656	$873	$1,306	$—	$55,835
Real estate multi-family	13,496	—	—	—	13,496
Real estate-1 to 4 family	13,051	—	—	—	13,051
Commercial & industrial	3,457	—	—	—	3,457
Total	$83,660	$873	$1,306	$—	$85,839

Purchased
Credit impaired
Commercial real estate					$—
Total					$—

NOTE F – OTHER REAL ESTATE OWNED

A summary of the activity in the balance of other real estate owned for the time periods noted is as follows:

		Twelve
	Three Months	Months	Three Months
	Ended	Ended	Ended
(Dollar amounts in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Beginning foreclosed asset balance, net	$3,300	$1,427	$1,026
Additions / transfers from loans	—	1,817	—
Capitalized expenditures	1,121	56	417
Disposition/sales	(2,604)	—	—
Ending foreclosed asset balance, net	$1,817	$3,300	$1,443
Ending number of foreclosed properties	1	2	1
Net gain on sale of foreclosed properties	$392	$—	$—
Loans to facilitate sale of OREO	$1,200	$—	$—

At December 31, 2017, there were two properties reported in other real estate owned. The first property was a commercial building located at 416 Browning Way, South San Francisco, California that had a net book balance of $1,483,000 and $1,427,000 as of December 31, 2017 and 2016, respectively. This commercial property has soil and water contamination issues related to the property’s use by previous owners. Remediation efforts to date include, but are not limited to, removal of contaminated soil around the building down to the water table, water detoxification treatments, drilling of water monitoring wells, obtaining air samples inside the building, and engaging in ongoing discussions with the San Francisco Bay Regional Water Quality Control Board (the “Water Board”) with the stated objective of obtaining a final approved remediation plan. The Bank has engaged a soil engineering and consulting company consultant to provide cost estimates related to the final clean-up costs that are expected to be incurred as part of any final remediation plan that would be acceptable to the Water Board. Those costs, along with reimbursable costs incurred by the Water Board, are expected to total approximately $725,000, but could vary depending on the extent of final remediation requirements and the time required to complete them. The Bank developed this cost estimate based on advice from its soil engineering expert and consulting company and over six years of coordinated remediation efforts with the Water Board. During the first quarter of 2018, the Bank sold this property and received $675,000 in proceeds from the $2,604,000 sale and recorded a pretax gain on sale of $392,000. The Bank provided a loan to facilitate this sale at prevailing market rates. The second property is an elderly care facility located in Lafayette, California that was acquired in November 2017 and has a net book balance of $1,817,000. As of March 31, 2018, this is the Bank’s only remaining OREO property.

NOTE G - BORROWINGS

Federal Home Loan Bank advances

	As of March 31, 2018			As of December 31, 2017
	Maturity	Interest	Amount	Maturity	Interest	Amount
(Dollar amounts in thousands)	Date	Rate	Outstanding	Date	Rate	Outstanding
FHLB Term Advance	04/02/18	1.69%	$20,000	01/02/18	1.35%	$15,000
FHLB Term Advance	04/05/18	1.68%	25,000	01/04/18	1.39%	10,000
FHLB Term Advance	04/12/18	1.72%	10,000	01/22/18	1.49%	10,000
FHLB Term Advance	04/26/18	1.87%	25,000	01/29/18	1.49%	20,000
FHLB Term Advance	05/01/18	1.79%	20,000	01/29/18	1.49%	20,000
Totals			$100,000			$75,000

At March 31, 2018, the Bank had a maximum borrowing capacity under Federal Home Loan Bank advances of $519,932,000 of which $419,932,000 was available. The Federal Home Loan Bank advances are secured by a blanket collateral agreement pledge of FHLB stock and certain other qualifying collateral, such as commercial and mortgage loans. Interest rates are at the prevailing rate when advances are made.

Environmental Remediation Liability

The Bank has engaged a soil engineering and consulting company consultant to provide cost estimates related to the final clean-up costs that are expected to be incurred by the Company as part of any final remediation plan that would be acceptable to the Water Board related to the Company’s ownership in the Browning Way, South San Francisco property. Those costs, along with reimbursable costs incurred by the Water Board, are expected to total approximately $725,000, but could vary depending on the extent of final remediation requirements and the time required to complete them. As of March 31, 2018, the environmental remediation liability remained at $725,000.

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

NOTE H – FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017, and indicates the fair value techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy and recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During the first three months of 2018 and 2017 there were no transfers of assets or liabilities between hierarchy levels. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loan as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following tables present the recorded amounts of assets measured at fair value on a recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2018, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2018	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$1,958	$1,958	$—	$—
Obligations of U.S. Government agencies	41,506	—	41,506	—
Mortgage-backed securities	116,357	—	116,357	—
Asset-backed securities	3,435	—	3,435	—
Obligations of states and political subdivisions	147,923	—	147,923	—
Corprate Debt	37,085	—	37,085	—
Total assets measured at fair value	$348,264	$1,958	$346,306	$—

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2017, Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
U. S. Treasury securities	$1,975	$1,975	$—	$—
Obligations of U.S. Government agencies	41,823	—	41,823	—
Mortgage-backed securities	119,792	—	119,792	—
Asset-backed securities	3,686	—	3,686	—
Obligations of states and political subdivisions	151,103	—	151,103	—
Corporate debt	37,478	—	37,478	—
Total assets measured at fair value	$355,857	$1,975	$353,882	$—

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The following tables present the recorded amounts of assets measured at fair value on a non-recurring basis:

		Fair Value Measurements
(Dollar amounts in thousands)		at March 31, 2018, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	3/31/2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate loans	$4,631	$—	$—	$4,631
Real estate construction	791	—	—	791
Real estate multi-family	2,348	—	—	2,348
Real estate 1 to 4 family	2,413	—	—	2,413
Commercial and industrial loans	841	—	—	841
Other real estate owned	1,817	—	—	1,817
Total impaired assets measured at fair value	$12,841	$—	$—	$12,841

		Fair Value Measurements
(Dollar amounts in thousands)		at December 31, 2017, Using
		Quoted Prices in
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate loans	$745	$—	$—	$745
Real estate construction	814	—	—	814
Real estate 1 to 4 family	2,286	—	—	2,286
Commercial and industrial loans	745	—	—	745
Other real estate owned	3,300	—	—	3,300
Total impaired assets measured at fair value	$7,890	$—	$—	$7,890

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

Other real estate owned is carried at the lower of historical cost or fair value less costs to sell. An appraisal (a Level 3 valuation) is obtained at the time the Bank acquires property through the foreclosure process. Any loan balance outstanding that exceeds the appraised value of the property is charged off against the allowance for loan loss at the time the property is acquired. Subsequent to acquisition, the Bank updates the property’s appraised value on at least an annual basis. If the value of the property has declined during the year, a loss due to valuation impairment charge is recorded along with a corresponding reduction in the book carrying value of the property. Historical costs of other real estate owned were below fair value estimates at March 31, 2018 and December 31, 2017.

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

The following table provides summary information on the estimated fair value of financial instruments at March 31, 2018:

	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$5,733	$5,733	$5,733	$—	$—
Interest-bearing time deposits with financial institutions	15,630	15,630	—	15,630	—
Securities available for sale	348,264	348,264	1,958	346,306	—
Loans	831,049	822,398	—	—	822,398
Other equity securities	7,567	7,567	—	—	7,567
Accrued interest receivable	4,914	4,914	4,914	—	—

Financial liabilities:
Deposits	1,018,453	859,015	730,523	128,492	—
Federal Home Loan Bank advances	100,000	99,998	—	99,998	—
Note payable	3,600	—	—	—	—
Accrued interest payable	641	641	641	—	—

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,935	—	—	—

The carrying amount of loans include $3,774,000 of nonaccrual loans (loans that are not accruing interest) as of March 31, 2018. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

The following table provides summary information on the estimated fair value of financial instruments at December 31, 2017:

December 31, 2017	Carrying	Fair	Fair value measurements
(Dollar amounts in thousands)	amount	value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,585	$5,585	$5,585	$—	$—
Interest-bearing deposits with financial institutions	12,898	12,898	—	12,898	—
Securities available for sale	355,857	355,857	1,975	350,196	—
Loans	829,766	811,382	—	—	811,382
Other equity securities	7,567	7,567	—	—	7,567
Accrued interest receivable	5,317	5,317	5,317	—	—

Financial liabilities:
Deposits	1,050,295	1,050,858	912,211	138,647	—
Federal Home Loan Bank advances	75,000	75,000	—	75,000	—
Note payable	3,750	3,750	—	3,750	—
Accrued interest payable	510	510	510	—	—

Off-balance-sheet liabilities:
Undisbursed loan commitments, lines of credit, standby letters of credit and Mastercard lines of credit	—	1,884	—	—	1,884

The carrying amounts of loans include $1,940,000 of nonaccrual loans (loans that are not accruing interest) as of December 31, 2017. The fair value of nonaccrual loans is based on the collateral values that secure the loans or the cash flows expected to be received.

NOTE I – REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note A, the Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the three months ended March 31, 2018:

(dollars in thousands)

Service charges on deposit accounts	$323
Other service charges and fees	206
Not in scope of Topic 606 (1)	113
Total noninterest income	$842

(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three months ended March 31, 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

The following is a discussion of revenues within the scope of Topic 606.

Service Charges on Deposit Accounts

Service charges on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers.  Charges include, but are not limited to, overdraft fees, non-sufficient fund fees, dormant fees and monthly service charges. Such fees are recognized concurrent with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date.

Credit and Debit Card Fees

Credit and debit card fees primarily represent revenues earned from interchange fees, ATM fees and merchant processing fees. Interchange and network revenues are earned on credit and debit card transactions conducted with payment networks. ATM fees are primarily earned as a result of surcharges assessed to non-Bank customers who use a Bank ATM. Merchant processing fees are primarily earned on processing merchant credit card transactions. Such fees are generally recognized concurrently with the delivery of services on a daily basis.

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes and bank issuance of checks. Such fees are recognized concurrent with the event on a daily basis.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of March 31, 2018 and December 31, 2017, the Company had no contract liabilities outstanding.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2018 and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

The Company did not have any significant performance obligations as of March 31, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

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

Other Than Temporary Impairment

Other than temporary impairment (“OTTI”) is triggered if the Company has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security, but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI.

For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly based on the procedures described above.

Provision for and Deferred Income Taxes

The Company is subject to income tax laws of the United States, its states, and the municipalities in which it operates. The Company considers its income tax provision methodology to be critical, as the determination of current and deferred taxes based on complex analyses of many factors including interpretation of federal and state laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates, and interpretations used in determining income tax liabilities may not be challenged by federal and state tax authorities.

Recent Accounting Pronouncements

In January 2017, FASB issued ASU 2017-01, Business Combinations, (Topic 805) Clarifying the Definition of a Business. The amendments are intended to provide guidance to companies in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company adopted ASU 2017-01 effective January 1, 2018 and there was no resulting material impact.

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

Effective January 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers. Management has reviewed all our contracts with our customers and has determined that this new revenue recognition standard did not have a material impact on the Company’s consolidated financial statements.

In February 2018, FASB issued 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The Update was issued in order to allow a reclassification from accumulated other comprehensive income to retained earnings in order to eliminate the “stranded” tax effects resulting from the federal income tax rate reduction contained in the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax law or rates to be included in income from continuing operations is not affected. For all business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption for public business entities for which financial statements have not yet been issued is allowed. The adoption of this Update is expected to result in a reduction in retained earnings of approximately $165,000. This standard was not early adopted by the Company.

Earnings Analysis

Net interest income on a tax equivalent basis for the quarter ended March 31, 2018 was $11,568,000 compared to $11,441,000 for the quarter ended March 31, 2017. Yields on interest earning assets declined 2 basis points in the quarter ended March 31, 2018 when compared to the same quarter in 2017. Net interest income is the primary determinant in our ability to generate sustainable earnings.

The following table presents an analysis of net interest income on a tax equivalent basis and average earning assets and liabilities for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

TABLE 1	NET INTEREST INCOME AND AVERAGE BALANCES
	FNB BANCORP AND SUBSIDIARY
	Three months ended March 31,
	2018			2017
			Annualized			Annualized
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
INTEREST EARNING ASSETS
Loans, gross (1) (2)	$836,165	$10,399	5.04%	$807,741	10,073	5.06%
Taxable securities	221,387	1,364	2.50%	219,857	1,210	2.23%
Nontaxable securities (3)	130,045	872	2.72%	135,706	982	2.93%
Interest on deposits in other financial institutions	26,536	72	1.10%	5,114	11	0.87%
Total interest earning assets	1,214,133	12,707	4.24%	1,168,418	12,276	4.26%

Cash and due from banks	6,252			15,275
Premises	9,275			9,720
Other assets	40,915			39,865
Total noninterest earning assets	56,442			64,860
TOTAL ASSETS	$1,270,575			$1,233,278

Demand, int bearing	130,927	37	0.11%	123,675	28	0.09%
Money market	360,353	340	0.38%	400,081	389	0.39%
Savings	88,574	23	0.11%	89,149	22	0.10%
Time deposits	135,962	337	1.01%	114,577	197	0.70%
FHLB advances	90,104	349	1.57%	89,344	146	0.66%
Note payable	3,675	53	5.85%	5,732	53	3.75%
Total interest bearing liabilities	809,595	1,139	0.57%	822,558	835	0.41%

NONINTEREST BEARING LIABILITIES:
Demand deposits	326,346			285,583
Other liabilities	16,477			15,211
Total noninterest bearing liabilities	342,823			300,794

TOTAL LIABILITIES	1,152,418			1,123,352
Stockholders’ equity	118,157			109,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,270,575			$1,233,278

NET INTEREST INCOME AND MARGIN ON TOTAL EARNING ASSETS (4)		$11,568	3.86%		$11,441	3.97%

1) Interest on non-accrual loans is recognized into income on a cash received basis if the loan has demonstrated performance  and full collection is considered probable.

2) Amounts of interest earned included loan fees of $384,000 and $389,000 for the quarters ended March 31, 2018 and 2017, respectively.

3) Tax equivalent adjustments recorded at the statutory rate of 21% for the three months ended March 31, 2018 and 34% for the three months ended March 31, 2017 that are included in the nontaxable securities portfolio are $146,000 and $249,000 and were derived from nontaxable municipal interest income.

4) The annualized net interest margin is computed by dividing net interest income by total average interest earning assets and multiplied by an annualization factor.

The Net Interest Income and Average Balances table, above, shows the various components that contributed to changes in net interest income for the three months ended March 31, 2018 and 2017. The principal interest earning assets are loans, from a volume as well as from an earnings rate perspective. Yields on loans have decreased during the first quarter of 2018 due to a reduction in interest rates on new loan production compared to the yield on loan maturities and principal repayments.

For the quarter ended March 31, 2018 and 2017, average gross loans outstanding represented 69% of average earning assets.

Interest earning assets consist primarily of loans that are originated by or purchased by the Bank and investment securities that are purchased from broker dealers. An investment in loans is the Bank’s most valuable earning asset. Deposit liabilities are obtained through the Bank’s branch offices. Demand deposits are the Bank’s most profitable deposit account.

Table 2	FNB BANCORP AND SUBSIDIARY
	RATE/VOLUME VARIANCE ANALYSIS
	Three months ended March 31,
	2018 compared to 2017

	Interest	Variance Attributable to
(Dollar amounts in thousands)	Income/Expense	Rate	Volume
INTEREST EARNING ASSETS
Loans	$326	$(29)	$355
Taxable securities	154	146	8
Nontaxable securities	(110)	(69)	(41)
Interest on deposits with other financial institutions	61	15	46
Total	431	63	368

INTEREST BEARING LIABILITIES
NOW accounts	9	7	2
Money market	(49)	(10)	(39)
Savings deposits	1	1	—
Time deposits	140	104	36
FHLB advances	203	202	1
Note payable	—	19	(19)
Total	304	323	(19)
NET INTEREST INCOME	$127	$(260)	$387

Noninterest income

The following table shows the principal components of noninterest income for the periods indicated.

TABLE 3	NONINTEREST INCOME

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2018	2017	Amount	Percent
Service charges	$529	$597	$(68)	-11.4%
Gain on available-for-sale securities	—	28	(28)	-100.0%
Bank owned life insurance policy earnings	99	102	(3)	-2.9%
Other income	214	283	(69)	-24.4%
Total noninterest income	$842	$1,010	$(168)	-16.6%

Noninterest income consists mainly of service charges on deposits and earnings on bank owned life insurance policies. During the first quarter of 2018, the Bank did not sell any investment securities. During the first quarter of 2017, the Bank sold $11,266,000 in investment securities for a pre-tax gain of $28,000.

Noninterest expense

The following table shows the principal components of noninterest expense for the periods indicated.

TABLE 4	NONINTEREST EXPENSE

(Dollar amounts in thousands)	Three months
	ended March 31,		Variance
	2018	2017	Amount	Percent
Salaries and employee benefits	$4,121	4,774	(653)	-13.7%
Occupancy expense	657	651	6	0.9%
Equipment expense	523	402	121	30.1%
Professional fees	203	473	(270)	-57.1%
FDIC assessment	90	130	(40)	-30.8%
Telephone, postage & supplies	314	297	17	5.7%
Advertising expense	100	108	(8)	-7.4%
Data processing expense	143	139	4	2.9%
Low income housing expense	129	105	24	22.9%
Surety insurance	89	84	5	6.0%
Directors expense	72	72	—	0.0%
Gain on sale of OREO property	(392)	—	(392)	-100.0%
Other real estate owned expense, net	59	10	49	490.0%
Other expense	313	360	(47)	-13.1%
Total noninterest expense	$6,421	$7,605	$(1,184)	-15.6%

Decreased salary and employee benefits expenses in the first quarter of 2018 were primarily the result of having all salary continuation agreements fully accrued for as of December 31, 2017 and a reduction in full time equivalent employees on a year over year basis. During the three months ended December 31, 2018 and 2017, the Bank recognized $0 and $460,000, respectively in compensation expense related to the salary continuation agreements.

The gain on sale of OREO property of $392,000 was related to the sale of the Bank’s Browning Way property in South San Francisco. During 2017, the Company entered into a purchase and sale contract to sell the Company’s OREO property located at 416 Browning Way, South San Francisco, California. This property was acquired by the Company through foreclosure on July 12, 2011 and contained soil and ground water contamination in and around the property. The sale closed escrow on February 22, 2018 and the contract sales price of $2.8 million consisted of a down payment by the buyer of $1,600,000 as well as the Company providing the buyer a $1.2 million 15 year fully amortized loan at an interest rate of 4.25% fixed. (See also Part 1 Financial Information Note F).

The purchase and sale contract required the Company to transfer title of the property to the buyer, and the buyer obtained all rights and responsibilities of ownership of the property including the right to the lease revenue generated by the tenant that currently leases the building. The Company retained the obligation to continue working with the Water Board to obtain and complete a final remediation plan for the property. Included in the sale agreement is the requirement that the Company set aside $500,000 in the form of a good faith deposit that is to be used to fund the ongoing remediation efforts. If the Company spends more than $500,000, the Company is required to fund certain remediation costs beyond the initial $500,000 good faith deposit. Those costs along with reimbursable costs incurred by the Water Board are currently estimated to be approximately $725,000 by the Company’s soil engineering and consulting company consultant but could vary in the future depending on the extent of final remediation requirements and the time required to complete them.

Provision for Loan Losses

There was no provision for loan losses for the three-month periods ended March 31, 2018 and 2017, respectively. The allowance for loan losses was $10,186,000 or 1.21% of total gross loans at March 31, 2018, compared to $10,171,000 or 1.21% of total gross loans at December 31, 2017. During the first quarter of 2018, $3,000 in loans were charged off, compared to $40,000 in the same period in 2017. The overall quality of the remaining portfolio did not warrant a larger provision for loan losses during the quarter. The allowance for loan losses is maintained at a level considered adequate for management to provide for probable loan losses inherent in the loan portfolio.

Income Taxes

The effective tax rate for the quarter ended March 31, 2018 was 28.3% compared to 32.8% for the quarter ended March 31, 2017. Tax preference items which otherwise lowered our effective tax rate below full statutory rates during the first quarter of 2018 and 2017 included non-taxable interest income derived from municipal loans and investment securities and available Low Income Housing tax credits. On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”), which reduced the federal income tax rate from 35% to 21% beginning in 2018.

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

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Company must maintain an adequate level of liquidity. Asset liquidity comes from the Company’s ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity comes from the Company’s customer base, which provides core deposit growth. The overall liquidity position of the Company is closely monitored and evaluated regularly. Management believes the Company’s liquidity sources at March 31, 2018, are adequate to meet its operating needs in 2018 and our liquidity positions are sufficient to meet our liquidity needs in the near term.

Financial Condition

Assets. Total assets decreased to $1,259,966 at March 31, 2018 from $1,265,238 at December 31, 2017, a decrease of $5,272,000. The principal source of this decrease was a $31,842,000 decrease in our deposit base that was partially offset by a $25,000,000 increase in our Federal Home Loan Bank short term borrowings.

Loans. The loan portfolio breakdown as of March 31, 2018 and December 31, 2017 was as follows:

TABLE 5	LOAN PORTFOLIO

	March 31		December 31
(Dollar amounts in thousands)	2018	Percent	2017	Percent
Commercial real estate	$454,000	54%	$456,992	54%
Real estate construction	36,775	4%	35,206	4%
Real estate multi family	105,780	13%	105,138	13%
Real estate 1 to 4 family	175,656	21%	173,476	21%
Commercial & industrial	51,520	6%	55,727	7%
Consumer loans	17,993	2%	14,057	2%
Gross loans	841,724	100%	840,596	100%
Net deferred loan fees	(489)	0%	(1,076)	0%
Total	$841,235	100%	$839,520	100%

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

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2018, and March 31, 2017, respectively is as follows:

TABLE 6	ALLOWANCE FOR LOAN LOSSES

	Three months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2018	March 31, 2017
Balance, beginning of period	$10,171	$10,167
Provision for loan losses	—	—
Recoveries	18	17
Amounts charged off	(3)	(40)
Balance, end of period	$10,186	$10,144

During the first quarter of 2018 and 2017 there was no provision for loan losses recorded. The provision level was considered appropriate in both periods given the declining risk levels within the Bank’s loan portfolio during 2017 and 2018.

In management’s judgment, the allowance is adequate to absorb probable losses currently inherent in the loan portfolio at March 31, 2018. However, changes in prevailing economic conditions in the Company’s markets or in the financial condition of its customers could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance.

The allowance is affected by several factors and does not necessarily move in tandem with the level of gross loans outstanding. Management continues to monitor the factors that affect the allowance and is prepared to make adjustments as they become necessary.

Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans that are 90 days or more past due but are still accruing interest and other real estate owned. At March 31, 2018, there was $5,591,000 in nonperforming assets, compared to $5,240,000 at December 31, 2017. Nonaccrual loans were $3,774,000 at March 31, 2018, compared to $1,940,000 at December 31, 2017. There were no loans past due 90 days and still accruing at either date.

There was $1,817,000 in other real estate owned at March 31, 2018, and $3,300,000 at December 31, 2017. Management intends to aggressively market our other real estate owned. While management believes these properties will sell, there can be no assurance that these properties will sell quickly given the current real estate market, nor can the expected sales price be accurately predicted. The Company’s Browning Way property was sold during the first quarter of 2018. (See Part 1 Financial Information Note F).

Deposits. Total deposits at March 31, 2018, were $1,018,453 compared to $1,050,295 on December 31, 2017. Of these totals, noninterest-bearing demand deposits were $333,681,000 or 33% of the total on March 31, 2018, and $313,435,000 or 30% on December 31, 2017. Time deposits were $129,675,000 on March 31, 2018, and $138,084,000 on December 31, 2017.

The following table sets forth the maturity schedule of the time certificates of deposit on March 31, 2018:

TABLE 7

(Dollar amounts in thousands)	Under	$250,000
Maturities	$250,000	or more	Total
Three months or less	$16,516	$27,094	$43,610
Over three through six months	11,538	5,558	17,096
Over six through twelve months	22,404	14,240	36,644
Over twelve months	22,066	10,259	32,325
Total	$72,524	$57,151	$129,675

Regulatory Capital. The following table shows the risk-based capital ratios and leverage ratios at March 31, 2018 and December 31, 2017 for the Company and the Bank:

TABLE 8
				Required
				for Capital			To be Well-Capitalized
Dollar amounts in thousands				Adequacy Purposes			Under Prompt Corrective
	At March 31, 2018			Effective January 1, 2018			Action Regulation
Regulatory Capital Ratios	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio (1)
Company	$118,829	9.37%	≥	50,728	4.00	%(2)	N/A	N/A
Bank	120,496	9.50%	≥	50,728	4.00	%(2)	63,410	5.00%
Tier 1 Common Equity Capital Ratio
Company	118,829	11.90%	≥	63,659	6.375	%(2)	N/A	N/A
Bank	120,496	12.07%	≥	64,907	6.375	%(2)	64,907	6.50%
Tier 1 Capital Ratio
Company	118,829	11.90%	≥	78,637	7.875	%(2)	N/A	N/A
Bank	120,496	12.07%	≥	78,637	7.875	%(2)	79,886	8.00%
Total Capital Ratio
Company	129,191	12.94%	≥	98,609	9.875	%(2)	N/A	N/A
Bank	130,858	13.10%	≥	98,609	9.875	%(2)	99,857	10.00%

(1)	The leverage ratio consists of Tier 1 Capital divided by the most recent quarterly average total assets, excluding certain intangible assets.
(2)	Includes 1.875% capital conservation buffer.

				Required
				for Capital			To be Well-Capitalized
Dollar amounts in thousands				Adequacy Purposes			Under Prompt Corrective
	At December 31, 2017			Effective January 1, 2018			Action Regulation
Regulatory Capital Ratios	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio (1)
Company	$115,364	9.09%	≥	$50,768	4.00%		N/A	N/A
Bank	117,180	9.23%	≥	50,768	4.00%		63,460	5.00%
Tier 1 Common Equity Capital Ratio
Company	115,364	11.57%	≥	57,342	5.750	%(2)	N/A	N/A
Bank	117,180	11.75%	≥	57,342	5.750	%(2)	64,822	6.50%
Tier 1 Capital Ratio
Company	115,364	11.57%	≥	72,301	7.250	%(2)	N/A	N/A
Bank	117,180	11.75%	≥	72,301	7.250	%(2)	79,781	8.00%
Total Capital Ratio
Company	125,712	12.61%	≥	92,246	9.250	%(2)	N/A	N/A
Bank	127,528	12.79%	≥	92,246	9.250	%(2)	99,726	10.00%

(1)	The leverage ratio consists of Tier 1 Capital divided by the most recent quarterly average total assets, excluding certain intangible assets.
(2)	Includes 1.25% capital conservation buffer.

Liquidity. Liquidity is a measure of the Company’s ability to convert assets into cash with minimal loss. As of March 31, 2018, liquid assets totaled $369,627,000 or 29% of total assets. As of December 31, 2017, liquid assets were $374,340 or 30% of total assets. Liquidity consists of cash and due from banks, and securities available-for-sale. The Company’s primary uses of funds are loans, and the primary sources of funds are deposits. The Company also has federal funds borrowing facilities totaling $30,000,000, a Federal Home Loan Bank line up to 30% of total eligible assets, and a Federal Reserve Bank borrowing facility.

The relationship between total net loans and total deposits is a useful additional measure of liquidity. A higher loan to deposit ratio may lead to a loss of liquid assets in the future. This must be balanced against the fact that loans represent the highest interest earning assets. A lower loan to deposit ratio means lower potential income. On March 31, 2018, and December 31, 2017, respectively, net loans were at 82% and 79% of deposits. See the consolidated statements of Cash Flows under Item 1 for further information on the Company’s cash flows.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2018, and December 31, 2017, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $193,460,000 and $194,237,000 at March 31, 2018 and December 31, 2017, respectively. As a percentage of net loans, these off-balance sheet items represent 23% and 23% respectively. The Company does not expect all commitments to be funded.

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

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”) as of the end of the Company’s fiscal quarter ended March 31, 2018. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow timely decisions required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of FNB Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for reporting an assessment of the effectiveness of the internal control over financial reporting as of March 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

During the course of normal operations, the Bank and the Company manage a variety of risks including, but not limited to, credit risk, operational risk, interest rate risk and regulatory compliance risk. For a more complete discussion of the risk factors facing the Bank and the Company, please refer to the section entitled “Item 1A – Risk Factors” in the Company’s December 31, 2017 Form 10K.

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

FNB BANCORP
(Registrant)
Dated:

May 9, 2018.	By:	/s/ Thomas C. McGraw
Thomas C. McGraw
Chief Executive Officer
(Authorized Officer)
(Principal Executive Officer)

	By:	/s/ David A. Curtis
David A. Curtis
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

